Form 10-Q
period 1996-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 1996-05-15
CIK 876378

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549

                                FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended                 Commission File Number 0-19437
MARCH 31, 1996

                     CELLULAR TECHNICAL SERVICES COMPANY, INC.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                    11-2962080
- - -------------------------------                   -------------------
(State of Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)


                2401 FOURTH AVENUE, SEATTLE, WASHINGTON 98121
             ---------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400

                              NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                      if changed since last report.)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

          10,945,984 Common Shares were outstanding as of May 9, 1996.

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.

                       TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION................................................3
ITEM 1.  FINANCIAL STATEMENTS.................................................3
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................6

PART II.  OTHER INFORMATION..................................................11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................11

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                BALANCE SHEETS
                                 (unaudited)


                                                 MARCH 31, 1996      DECEMBER 31, 1995
                                                 --------------      -----------------
                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                         $ 5,720,399            $ 9,448,255
Accounts receivable, net                              480,309                508,238
Inventories, net                                    2,783,130              1,947,060
Prepaid expenses and other current assets           1,289,477                827,712
                                                 --------------      -----------------
    Total Current Assets                           10,273,315             12,731,265

PROPERTY AND EQUIPMENT, net                         2,257,209              2,292,632

SOFTWARE DEVELOPMENT COSTS, net                     3,500,605              3,346,748
                                                 --------------      -----------------
TOTAL ASSETS                                      $16,031,129            $18,370,645
                                                 --------------      -----------------
                                                 --------------      -----------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities        $   912,989            $ 1,154,396
  Payroll related liabilities                         296,526                223,222
  Taxes (other than payroll and income)                28,825                197,843
  Deferred revenue and customers' deposits            195,421                 61,973
                                                 --------------      -----------------
Total Current Liabilities                           1,433,761              1,637,434

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value per share, 5,000,000 shares authorized, none issued and outstanding

  Common Stock, $0.001 par value per share,
    30,000,000 shares authorized, 10,853,234
    shares issued and outstanding in 1996
    and 10,801,384 in 1995                             10,853                 10,801
  Additional paid-in capital                       20,713,338             20,348,674
  Deficit                                          (6,126,823)            (3,626,264)
                                                 --------------      -----------------
Total Stockholders' Equity                         14,597,368             16,733,211
                                                 --------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $16,031,129            $18,370,645
                                                 --------------      -----------------
                                                 --------------      -----------------

The accompanying notes are an integral part of these financial statements.

                 CELLULAR TECHNICAL SERVICES COMPANY, INC.
                             STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ------------------------------
                                                     1996             1995
                                                 -------------    -------------
REVENUES
License and service fees                         $   645,622       $ 2,736,768
Equipment sales                                       89,164           612,812
Interest income                                      107,493           118,984
                                                 -------------    -------------
Total Revenues                                       842,279         3,468,564
COSTS AND EXPENSES
Cost of license and service fees                     785,200           922,539
Cost of equipment sales                              278,405           611,731
Sales and marketing                                  822,873           507,607
General and administrative                           510,611           601,783
Research and development                             945,749           576,777
                                                 -------------    -------------
Total Costs and Expenses                           3,342,838         3,220,437
                                                 -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                 (2,500,559)          248,127

PROVISION FOR INCOME TAXES                                               5,000
                                                 -------------    -------------
NET INCOME (LOSS)                                $(2,500,559)       $  243,127
                                                 -------------    -------------
                                                 -------------    -------------
NET INCOME (LOSS) PER SHARE                      $      (.23)       $      .02
                                                 -------------    -------------
                                                 -------------    -------------
WEIGHTED AVERAGE SHARES OUTSTANDING               10,804,450        11,079,343
                                                 -------------    -------------
                                                 -------------    -------------

The accompanying notes are an integral part of these financial statements.

                 CELLULAR  TECHNICAL SERVICES COMPANY, INC.
                          STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -----------------------
                                                                        1996         1995
                                                                    -----------  -----------
OPERATING ACTIVITIES
  Net income (loss)                                                  $(2,500,559) $  243,127
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating activities:
    Depreciation and amortization of property and equipment              180,651     127,401
    Amortization of software development costs                           279,972     241,775
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                          27,929  (1,528,363)
      (Increase) in inventories                                         (836,070)   (209,194)
      (Increase) in prepaid expenses and other current assets           (461,765)   (204,007)
      (Decrease) increase in accounts payable and
        accrued liabilities                                             (241,407)    119,575
      Increase (decrease) in payroll related liabilities                  73,304    (134,552)
      (Decrease) increase in taxes (other than payroll and income)      (169,018)      2,120
      Increase in deferred revenue and customers' deposits               133,448     331,408
                                                                    -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (3,513,515) (1,010,710)

INVESTING ACTIVITIES
  Purchase of property and equipment                                    (145,228)   (597,204)
  Capitalization of software development costs                          (433,829)   (413,857)
                                                                    -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (579,057) (1,011,061)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                364,716     268,399
                                                                    -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                364,716     268,399
                                                                    -----------  -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                           (3,727,856) (1,753,372)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       9,448,255   9,041,985
                                                                    -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $5,720,399  $7,288,613
                                                                    -----------  -----------
                                                                    -----------  -----------

The accompanying notes are an integral part of these financial statements.

                 CELLULAR TECHNICAL SERVICES COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1995 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial data and the notes thereto included in Item 1. of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995

Total revenues decreased 76% to $842,279 in 1996 from $3,468,564 in 1995 and the Company had a net loss of $2,500,559, or $.23 per share, compared to net income of $243,127, or $.02 per share, in 1995. These operating results were consistent with previously announced expectations and are primarily attributable to: (i) long sales cycles, (ii) uneven contract revenue streams from the Company's Hotwatch-Registered Trademark- Platform and related application products ("Hotwatch Products"), and (iii) acceleration of efforts and expenditures in both sales and marketing and research and development of the Company's Blackbird-TM- Platform and PreTect-TM- fraud protection products ("Blackbird products"). The Company expects to achieve improved financial results from the Company's products beginning in the second quarter 1996.

License and service fees derived from the Company's Hotwatch products and phone rental products decreased 76% to $645,622 in 1996 from $2,736,768 in 1995. License and service revenues for the Company's Hotwatch products are principally derived from agreements with four customers. These agreements consist of the Axys and Accountlink-TM- (referred to in the Company's Form 10-K as "Interim Metered Billing") Agreements (collectively, "AWS Agreements") between the Company and AT&T Wireless Services, Inc. ("AWS"), a license agreement ("LIN/ACC Agreement") between the Company and collectively LIN Broadcasting Company ("LIN") and American Cellular Communications ("ACC"), subsidiaries of AWS and BellSouth Cellular, respectively, and license agreements with 360DEG. Communications Company (formerly Sprint Cellular Company) ("360DEG. CC") and Ameritech Mobile Communications, Inc. ("Ameritech"). The Company also received license and service fees under agreements for its phone rental products which are in a wind down phase, as discussed below. Additionally, the Company recently signed contracts with AirTouch Cellular ("AirTouch") and Bell Atlantic NYNEX Mobile ("BANM") for installation of the Blackbird products in over 1,000 cell sites that are expected to increase revenues in subsequent periods of 1996 (discussed below in "Operating Outlook"). These contracts resulted from trials that had been conducted during 1995 for purposes of testing and evaluating the Company's Blackbird products.

License and service revenues from the Company's Hotwatch products decreased 80% to $508,000 in 1996 from $2,511,000 in 1995. Such revenues under the AWS Agreements totaled $90,000 and $1,820,000 during 1996 and

1995, respectively. This decrease is due primarily to completion of various phases of these contracts in 1995 that included large non-recurring license, service and implementation fees. License and service revenues under the LIN/ACC Agreement continued their expected decline as they decreased 24% to $292,000 in 1996 from $385,000 in 1995. Recurring license and service fees from this agreement are expected to be minimal once products under the AWS Agreements are deployed and as AWS installs its internally-developed fraud management system in some or all of the LIN/ACC markets covered under the agreement. Other Hotwatch license and service revenues decreased 59% to $126,000 from $306,000 principally as a result of non-recurring 1995 license fees associated with the installation of licenses called for in the Company's 1994 agreement with 360DEG. CC.

License and service fees from the Company's phone rental products decreased 38% to $147,000 in 1996 from $237,000 in 1995. Marketing and further deployment of these products ceased in early 1995 as a result of the Company's decision to exit the phone rental market. This decision was prompted by the Company's evaluation of the long term prospects of this market as anticipated growth had been lower than previously expected. Revenues during the remainder of 1996 are expected to be minimal and reflect the wind down of the phone rental operations.

The Company anticipates that revenues under the agreements with AirTouch and BANM for licensing of the Company's Blackbird products will begin in late second quarter, or early third quarter, 1996. Although the Company cannot definitively state the amount of revenues expected during the year ended December 31, 1996, it is management's opinion that such revenues will contribute significantly toward obtaining profitability during the year.

Equipment sales, which primarily consist of the sale of computer systems (which are generally non-recurring) and various peripheral and hardware components, decreased 85% to $89,164 from $612,812 in 1995. Revenues during 1995 were primarily derived from equipment sales associated with the AWS, 360DEG. CC and Ameritech agreements.

Interest income decreased 10% to $107,493 in 1996 from $118,984 and is attributable to lower average cash balances invested at lower average interest rates during 1996 as compared to 1995.

Cost of license and service fees includes (i) the customer service and engineering support costs that are directly associated with supporting software license and service fee revenues, (ii) the amortization of software development costs, and (iii) the costs associated with the design and development of custom programming and related services. Cost of license and service fees decreased 15% to $785,200 in 1996 from $922,539 in 1995. The decrease is principally attributed to $250,000 of non-recurring design and development costs associated with service revenues under the AWS agreements recorded during 1995, which costs were partially offset by, (a) a 16% increase to $279,972 in 1996 from $241,775 in 1995 in amortization of software development costs primarily attributable to the 1995 release of the first phase of the Company's Blackbird products for which no license revenues were received, and (b) a 34% increase to $390,000 in 1996 from $291,000 in 1995 for personnel and overhead related costs incurred in supporting anticipated growth in new customers and products during 1996.

Cost of equipment sales decreased 54% to $278,405 in 1996 from $611,731 in 1995. Cost of equipment sales, which includes purchased hardware, allocated installation costs, and, more recently, manufacturing overhead costs, has historically exceeded the related revenues from equipment sales. Amounts recorded during 1995 include the costs of purchased hardware associated with the AWS, 360DEG. CC and Ameritech equipment sales. The costs to sales ratio increased to 312% in 1996 from 100% in 1995. The negative margins are primarily attributable to fixed engineering, installation overhead, and manufacturing overhead costs that were not recovered from equipment sales, and, in 1996, include overhead-related costs associated with the Company's new Blackbird products which are being deployed under both sales contracts and trial agreements for testing and evaluation in several markets and for which no revenues were recorded. The Company anticipates however, that sales of equipment in support of its new Blackbird products will result in an improved cost to sales ratio and such sales are expected to contribute to profits in future periods.

Sales and marketing expenses increased 62% to $822,873 in 1996 from $507,607 in 1995 as a result of increased personnel and related costs incurred in connection with the Company's expansion efforts to generate demand for the Company's products. The Company's first quarter activities generally include its largest expenditures for trade shows and related events. Sales and marketing expenses for the remainder of the current year are expected to increase substantially over those reported in 1995.

General and administrative expenses decreased 15% to $510,611 in 1996 from $601,783 in 1995. This decrease is primarily the result of reduced management fees paid to Nationwide Cellular Service, Inc. ("Nationwide") under the four-year management services agreement between the Company and Nationwide that expired in August 1995. General and administrative expenses for all of 1996, however, are expected to equal or exceed those levels reported in 1995.

Research and development costs increased 64% to $945,749 in 1996 from $576,777 in 1995 primarily due to the continued and expanded investment in the Company's Blackbird products. Software development costs of $433,829 and $413,857 were capitalized during 1996 and 1995, respectively, and relate primarily to the development of the Company's Blackbird products. In addition, expenditures of $224,000 related primarily to billable design and development services under the AWS Agreements were expensed as costs of services in 1995. Such expenses for 1996 were minimal. Including capitalized software development and contract design and development costs, the Company incurred gross research and development expenditures of $1,397,000 in 1996 which represents a 15% increase over 1995. This increase is primarily the result of additional expenditures for personnel related costs for development of the Company's Blackbird products, and for legal fees expended to protect the Company's intellectual property. The Company anticipates that development expenditures will continue to increase in 1996 and beyond in response to increased market demand for new and enhanced products as technology in the telecommunications industry moves forward at a rapid pace.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist primarily of funding software development, equipment requirements and the expansion of the Company's business. On March 31, 1996 the Company's cash balance was $5,720,399 as compared to $9,448,255 on December 31, 1995 and working capital decreased to $8,839,554 at March 31, 1996 from $11,093,831 at December 31, 1995.

Cash used by operating activities amounted to $3,513,515 in 1996 as compared to $1,010,710 during 1995. This increased utilization of cash reflects the loss in 1996, as compared to a profit in 1995, with the 1996 results being partially offset by increased depreciation and amortization and the changes in the balances of operating assets and liabilities. The Company continues to increase its proprietary Blackbird hardware inventory to meet anticipated sales demand for Blackbird-related products during 1996. The Company expects inventory levels to continue to grow during the second quarter of 1996 with reductions beginning during the last half of 1996 due to increased sales. Additional inventory, currently exceeding $2,000,000, is on order and is expected to be funded by customer deposits from signed contracts, cash generated from operating activities and/or from March 31, 1996 cash balances. At March 31, 1996 approximately $600,000 in deposits was prepaid for these inventory orders. The Company does not currently expect its operating activities to provide consistent positive cash flow on a quarter-to-quarter basis as long sales cycles and staggered sales contract payments cause uneven cash flow streams.

Cash utilized by investing activities totaled $579,057 and $1,011,061 during 1996 and 1995, respectively. The Company's capital requirements have been for the funding of (i) property and equipment, primarily for furniture, leaseholds, and equipment associated with expanding the Company's business, and (ii) software development, particularly with respect to the Company's Blackbird products. These expenditure levels are expected to continue in 1996 at or above the levels of 1995. At March 31, 1996 the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software technology in the event that an attractive opportunity arises.

Cash provided by financing activities has been generated from the exercise of stock options issued to the Company's directors, officers and employees. Proceeds from these activities totaled $364,716 and $268,399 in 1996 and 1995, respectively.

Should the Company's recent contract signings and expanded sales efforts lead to additional sales of its Blackbird products, and/or, should the cash flow from the Company's existing backlog of sales be deferred past current expectations, the Company may need to obtain additional financing to fund this growth and its operations. Factors impacting the need will be timing of contract signings, negotiated payment terms, timing of system installation and acceptance, manufacturing and inventory lead times and other issues. The Company believes that debt or equity financing could be obtained from currently identified or new sources.

OPERATING OUTLOOK

In March 1996, the Company signed an agreement with AirTouch under which the Company will be the exclusive provider of cellular fraud prevention systems using radio frequency technology to AirTouch and its affiliates. AirTouch's cellular licenses include both "A Band" and "B Band" properties. The Company and AirTouch have begun installation of the Company's Blackbird products in AirTouch's Atlanta (A Band) and Los Angeles (B Band) markets. In addition, AirTouch's New Par and Bay Area Cellular Telephone Company affiliates have agreed to deploy the Blackbird products in their Detroit and San Francisco
A Band properties respectively. The exclusive five year contract, which calls for the purchase of the Company's products in at least 1,000 cell sites, schedules minimum deployment in the majority of the cell sites during 1996 and 1997. Concurrently, contracts were signed for support services and CTS's real-time roaming fraud prevention services.

In March 1996, the Company signed an interim agreement with BANM, which holds cellular licenses for both "A Band" and "B Band" properties. Under the interim agreement, the Company and BANM are currently deploying the Company's Blackbird products in BANM's New York (B Band) market. Concurrently, both parties are negotiating a definitive license agreement, which will ultimately determine the size and scope of an anticipated greater deployment. The Company believes that the definitive agreement will provide for installation of the Company's products in a large number of BANM's cell sites, and will also include provisions for the Company's support and maintenance services and CTS's real-time roaming fraud prevention service.

Revenues from the agreements discussed above, and others which may be signed in the near future, may contribute only modestly to financial results for the first half of 1996. The Company is, however, optimistic about the anticipated ramp-up in the second half of the year and for 1997 and beyond.

The Company's sources of revenue are highly concentrated among a few large domestic cellular carriers due to the significant concentration of ownership and/or control of cellular licenses. The Company expects that a relatively small number of customers will continue to account for a high percentage of its total revenues. The AWS and LIN/ACC Agreements discussed above accounted for 52% of the Company's total product and service revenues in 1996, which compares to 66% in 1995. As the Company expands its marketing efforts internationally and as the wireless industry expands beyond cellular telephony to include Personal Communications Services ("PCS"), and other wireless infrastructures, the Company believes that markets for its products and services will expand. This diversification should broaden the Company's revenue base and allow for less dependence on a small group of customers.
The Company has made and will continue to make significant efforts to diversify its revenue sources in the wireless industry and expects to achieve such in 1996 and beyond. Revenues originating from the recent contract signings for the Company's Blackbird products will decrease the Company's reliance on the AWS and LIN/ACC Agreements.

In April 1996, the Company announced the signing of a letter of intent with Authentix Network, Inc. ("Authentix") to form a strategic alliance which would complement CTS's real-time roaming fraud prevention service. The proposed alliance would combine the strength of the Authentix nationwide roamer verification service with the strength of the Company's Blackbird products. It will also enable carriers to extend the reach of the Company's Blackbird products into markets that do not utilize the Company's fraud prevention products, and to provide a less obtrusive delivery of roamer verification to their customers. Under the terms of the proposed strategic alliance, Authentix would grant the Company rights to jointly market and support Authentix nationwide roamer verification products and services.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, hardware and software product development, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with other risks detailed in the Company's Form 10-K and 10-Q Securities and Exchange Commission filings.

                       PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

     11.1 Computation of Earnings Per Share

     27   Financial Data Schedule - filed only with EDGAR submission

b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          CELLULAR TECHNICAL SERVICES COMPANY, INC.

                                  By: /s/ Michael E. McConnell
                                     ------------------------
                                     Michael E. McConnell
                                     Vice President and Chief Financial Officer
                                     May 14, 1996