Form 10-Q
period 1996-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 1996-08-14
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC.  20549

                                   FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934

For the quarterly period ended                  Commission File Number 0(19437)
JUNE 30, 1996                                                          --------
- -------------
                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                             11(2962080)
   -----------------------------------     -----------------------------------
     (State of Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


                   2401 FOURTH AVENUE, SEATTLE, WASHINGTON  98121
                   ----------------------------------------------
                (Address of Principal Executive Offices)  (Zip Code)

          Registrant's telephone number, including area code:  (206) 443-6400

                                 NOT APPLICABLE
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to the filing requirements for the past 90 days.  Yes  X    No
                                                                   ---      ---
          21,955,708 Common Shares were outstanding as of August 2, 1996.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . 6

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .12
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .12

                     CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                  (unaudited)

                                           JUNE 30,      DECEMBER 31,
                                             1996             1995
                                         ------------    -------------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents               $  5,011,905    $   9,448,255
 Accounts receivable, net                     769,713          508,238
 Inventories, net                           4,527,519        1,947,060
 Prepaid expenses and other current assets    779,381          827,712
                                         ------------    -------------
 Total Current Assets                      11,088,518       12,731,265
PROPERTY AND EQUIPMENT, net                 2,236,849        2,292,632
SOFTWARE DEVELOPMENT COSTS, net             3,517,945        3,346,748
                                         ------------    -------------
TOTAL ASSETS                             $ 16,843,312    $  18,370,645
                                         ------------    -------------
                                         ------------    -------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued
  liabilities                            $  1,950,247    $   1,154,396
 Payroll related liabilities                  569,468          223,222
 Taxes (other than payroll and income)        174,280          197,843
 Deferred revenue and customers'
  deposits                                    885,750           61,973
                                         ------------    -------------
  Total Current Liabilities                 3,579,745        1,637,434

STOCKHOLDERS' EQUITY
 Preferred Stock, $0.01 par value per
  share, 5,000,000 shares authorized,
  none issued and outstanding
 Common Stock, $0.001 par value per
  share, 30,000,000 shares authorized,
  21,947,748 shares issued and
  outstanding in 1996 and 21,602,768 in 1995   21,948           21,603
 Additional paid-in capital                21,358,880       20,337,872
 Deficit                                   (8,117,261)      (3,626,264)
                                         ------------    -------------
   Total Stockholders' Equity              13,263,567       16,733,211
                                         ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $ 16,843,312    $  18,370,645
                                         ------------    -------------
                                         ------------    -------------

- -----------------------
The accompanying notes are an integral part of these financial statements.

                       CELLULAR TECHNICAL SERVICES COMPANY, INC.
                             STATEMENTS OF OPERATIONS
                                  (unaudited)

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                -------------------------     -------------------------
                                     1996         1995          1996            1995
                                ------------   ----------     ------------   ----------
REVENUES
 License and service fees       $ 2,388,032    $3,467,040      $ 3,033,654   $6,203,808
 Equipment sales                    422,787       199,148          511,951      811,960
 Interest income                     60,558       106,558          168,051      225,542
                               ------------    ----------     ------------   ----------
Total Revenues                    2,871,377     3,772,746        3,713,656    7,241,310
COSTS AND EXPENSES
 Cost of license and service
  fees                              858,252       857,335        1,643,452    1,779,874
 Cost of equipment sales            860,702       230,740        1,139,107      842,471
 Sales and marketing                674,639       580,157        1,497,512    1,087,764
 General and administrative       1,159,617       560,004        1,670,228    1,161,787
 Research and development         1,308,605     1,042,000        2,254,354    1,618,777
                               ------------    ----------     ------------   ----------
Total Costs and Expenses          4,861,815     3,270,236        8,204,653    6,490,673
                               ------------    ----------     ------------   ----------
INCOME (LOSS) BEFORE INCOME
TAXES                            (1,990,438)      502,510       (4,490,997)     750,637
PROVISION FOR INCOME TAXES                         10,000                        15,000
                               ------------    ----------     ------------   ----------
NET INCOME (LOSS)              $ (1,990,438)   $  492,510     $ (4,490,997)  $  735,637
                               ------------    ----------     ------------   ----------
                               ------------    ----------     ------------   ----------
NET INCOME (LOSS) PER SHARE        $   (.09)      $   .02         $   (.21)      $  .03
                               ------------    ----------     ------------   ----------
                               ------------    ----------     ------------   ----------
WEIGHTED AVERAGE SHARES
 OUTSTANDING                     21,898,426    22,687,380       21,753,664   22,423,034
                               ------------    ----------     ------------   ----------
                               ------------    ----------     ------------   ----------

- --------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ------------   ------------
                                                       1996           1995
                                                   ------------   ------------

OPERATING ACTIVITIES
 Net income (loss)                                 $(4,490,997)    $   735,637
 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by
  operating activities:
 Depreciation and amortization of property
  and equipment                                        368,987         276,959
 Amortization of software development costs            545,017         480,228
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable         (261,475)        161,345
   (Increase) in inventories                        (2,580,459)       (470,561)
   Decrease (increase) in prepaid expenses and
    other current assets                                48,331        (322,677)
   Increase in accounts payable and accrued
    liabilities                                        795,851         239,797
   Increase (decrease) in payroll related
    liabilities                                        346,246        (176,797)
   (Decrease) increase in taxes (other than
    payroll and income)                                (23,563)         80,396
   Increase in deferred revenue and customers'
    deposits                                           823,777         271,522
                                                   -----------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                         (4,428,285)      1,275,849

INVESTING ACTIVITIES
 Purchase of property and equipment                   (313,204)       (885,670)
 Capitalization of software development costs         (716,214)       (888,868)
                                                   -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES               (1,029,418)     (1,774,538)
FINANCING ACTIVITIES
 Proceeds from exercise of stock options             1,021,353         457,049
                                                   -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            1,021,353         457,049
                                                   -----------     -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (4,436,350)        (41,640)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     9,448,255       9,041,985
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 5,011,905     $ 9,000,345
                                                   -----------     -----------
                                                   -----------     -----------

- ----------------------
The accompanying notes are an integral part of these financial statements.

                       CELLULAR TECHNICAL SERVICES COMPANY, INC.
                             NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1995 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - STOCK SPLIT:

On June 14, 1996 the Company declared a two for one split of its Common Stock $.001 par value per share, to be effected by a 100% stock dividend whereby each holder of Common Stock on June 24, 1996, the record date, would receive one additional share of Common Stock for each share held. The additional shares were distributed on June 27, 1996. All outstanding common shares and per share amounts in the accompanying financial statements have been retroactively adjusted to give effect for the two for one stock split.

NOTE C - CONTINGENCIES:

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company's future results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues to date have been primarily derived from the Company's Hotwatch-Registered Trademark- Platform and related application products and services ("Hotwatch Products") and phone rental products (the latter of which are no longer being marketed by the Company). To address the wireless communications industry's increasing need for a product to more effectively combat cloning fraud, a major industry problem, the Company has developed the Blackbird-Registered Trademark- Platform and related application products and services ("Blackbird Products"). The Blackbird Platform has been engineered with an open architecture design to allow the Company and others to develop application products which could run on or exchange information with it.

In 1995, the Company began conducting trials for the purpose of testing and evaluating its Blackbird Products. These trials recently resulted in the signing of contracts with AirTouch Cellular ("AirTouch") and Bell Atlantic NYNEX Mobile ("BANM"), and a letter of intent with GTE Mobilnet of California, L.P. ("GTE"), for installation of the Blackbird Products in over 1,000 cell sites, subject to the Blackbird Products compliance with contractual performance requirements.

The Company sustained a loss of $4,490,997 during the six months ended June 30, 1996. Although the Company anticipates that it will begin to recognize revenues from AirTouch, BANM, GTE, and others for the Blackbird Products during the second half of 1996, it cannot predict the actual timing or amount of such revenues. Moreover, the Company expects increases in its costs and expenses during such period and in the future due to increased research and development, sales and marketing activities and expansion of customer support capabilities.

The Company's revenue and customer base is currently concentrated among a few large domestic cellular carriers due to the significant concentration of ownership and/or control of cellular licenses. As the Company expands its domestic and international marketing efforts, and as the wireless communications industry expands beyond cellular telephony to include other wireless communication services, the Company believes that it will be able to diversify its revenue and customer base. The Company's success in exploiting these expanded markets and in achieving profitability will depend, among other things, on its ability to make its existing and future technology commercially acceptable, deal successfully with rapid changes in the wireless communications industry (including the anticipated growth of digital services) and enhance and expand its manufacturing activities.

The following discussion and analysis should be read in conjunction with the unaudited financial data and the notes thereto included in Item 1. of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Total revenues decreased 24% to $2,871,377 for the three months ended June 30, 1996, from $3,772,746 for the three months ended June 30, 1995, and the Company had a net loss of $1,990,438, or $.09 per share, compared to net income of $492,510, or $.02 per share, for the three months ended June 30, 1995. This decline in operating results was primarily attributable to: (i) long sales cycles, (ii) inconsistent contract revenue streams from the Hotwatch Products,
(iii) increased efforts and expenditures in both sales and marketing and research and development of the Blackbird Products, and (iv) certain non-recurring general and administrative expenses incurred during the current period.

License and service fees were derived principally from the Company's Hotwatch Products and originate from agreements with four customers. These agreements are the AWS Axys agreements and the AWS Hotwatch Products agreement (collectively, the "AWS Agreements") between the Company and AT&T Wireless Services, Inc. ("AWS"), a license agreement ("LIN/ACC Agreement") between the Company and collectively LIN Broadcasting Company ("LIN") and American Cellular Communications ("ACC"), subsidiaries of AWS and BellSouth Cellular, respectively, and license agreements with 360DEG. Communications Company (formerly Sprint Cellular Company) ("360DEG. CC") and Ameritech Mobile Communications, Inc. ("Ameritech"). License and service fees from the Company's Hotwatch Products decreased 30% to $2,320,000 for the three months ended June 30, 1996, from $3,334,000 for the three months ended June 30, 1995.

Hotwatch license and service fee revenues under the AWS Agreements totaled $1,932,000 and $2,412,000 for the three months ended June 30, 1996, and June 30, 1995, respectively. This decrease was due to completion of various phases of these contracts during the three months ended June 30, 1995 which included larger non-recurring service and implementation fees. As of June 30, 1996, the Company had earned the contractual minimums under the August 1994 AWS Axys agreements. Future revenues under the agreements are contingent upon AWS or its affiliates deploying Axys in certain named affiliate markets or in newly acquired domestic and/or international markets, or the licensing of Axys by AWS to third parties. The Company does not currently expect additional revenue under the Axys agreements for the remainder of 1996. Further, as a result of a change in business strategy. AWS ceased using the Company's Hotwatch Products under its November 1994 agreement. Recurring service revenues, which approximated $67,000 during the second quarter, have ceased. Future revenues under the agreement are contingent upon AWS deploying the Hotwatch Products in its markets. The Company does not currently expect additional revenue under the agreement for the remainder of 1996. License and service fees under the LIN/ACC Agreement continued their expected decline decreasing 26% to $283,000 during the three months ended June 30, 1996, from $385,000 for the three months ended June 30, 1995. Recurring license and service fees from this agreement are expected to be minimal once products under the AWS Agreements are deployed and as AWS installs its internally-developed competitive fraud management system in some or all of the LIN/ACC markets covered under this agreement. Additionally, license and service fees under the 360DEG. CC agreement declined 85% to $76,000 for the three months ended June 30, 1996 from $506,000 for the three months ended June 30, 1995, principally due to large non-recurring license and implementation fees recorded during the 1995 period.

License fees from the Company's phone rental products decreased 85% to $35,000 for the three months ended June 30, 1996 from $228,000 for the three months ended June 30, 1995. Marketing and deployment of these products ceased in early 1995 as a result of the Company's decision to exit the phone rental market.
This decision was prompted by the Company's evaluation of the long term prospects of this market which had been lower than previously expected.
Revenues during the remainder of 1996 are expected to be minimal and reflect the wind down of the phone rental operations.

Equipment sales, which primarily consist of the sale of third-party computer systems (generally non-recurring) and various peripheral and hardware components, increased 112% to $422,787 for the three months ended June 30, 1996 from $199,148 for the three months ended June 30, 1995. Revenues for the three months ended June 30, 1996 were primarily derived from equipment sales associated with the initial deployment of the Company's Blackbird products.

Interest income decreased 43% to $60,558 for the three months ended June 30, 1996 from $106,558. The decrease was attributable to lower average cash balances invested at lower average interest rates for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

Cost of license and service fees includes (i) the customer service and engineering support costs that are directly associated with supporting software license and service fee revenues, (ii) the amortization of software development costs, and (iii) the costs associated with the design and development of custom programming and related services. Cost of license and service fees of $858,252 for the three months ended June 30, 1996 were comparable in the aggregate to $857,335 for the three months ended June 30, 1995. However, changes in the components of these costs varied between the periods and were represented by:
(a) a 32% increase to $585,000 for the three months ended June 30, 1996, from $442,000 for the three month period ended June 30, 1995, for personnel and overhead related costs incurred in supporting anticipated growth in new customers and products, (b) an 11% increase to $265,000 for the three months ended June 30, 1996, from $238,000 for the three months ended June 30, 1995 in amortization of software development costs primarily attributable to the release of the first phase of the Blackbird Products for which no license revenues were recorded. These increases were partially offset by (c) approximately $177,000 of non-recurring design and development costs associated with service revenues under the AWS agreements recorded during the three months ended June 30, 1995.

Cost of equipment sales increased 273% to $860,702 for the three months ended June 30, 1996 from $230,740 for the three months ended June 30, 1995. Cost of equipment sales, which includes purchased hardware and allocated engineering and installation costs, and, more recently, manufacturing overhead costs, has historically exceeded the related revenues from equipment sales. The cost to sales ratio increased to 204% for the three months ended June 30, 1996 from 116% for the three months ended June 30, 1995. The negative margins were primarily attributable to fixed engineering and installation overhead, and manufacturing overhead costs that were not recovered from sales of the Company's proprietary equipment, and, for the three months ended June 30, 1996, reflect overhead-related costs associated with the Blackbird Products being deployed under both sales contracts and trial agreements for which minimal revenues were recorded. In addition, inventory reserves of $150,000 were recorded during the three months ended June 30, 1996 and reflect current estimates for manufacturing rework and replacement costs associated with upgrading existing inventory to meet new design requirements. Such reserves were minimal in 1995.

Sales and marketing expenses increased 16% to $674,639 for the three months ended June 30, 1996 from $580,157 for the same period last year. This increase is directly attributable to personnel and related costs incurred in connection with the Company's increased efforts to generate demand for its products and the costs incurred associated with the deployment of the Blackbird Products under both sales contracts and trial agreements discussed above.

General and administrative expenses increased 107% to $1,159,617 for the three months ended June 30, 1996, from $560,004 for the three months ended June 30, 1995. Amounts recorded in the three months ended June 30, 1996 included approximately $400,000 incurred with regard to the Company's proposed public offering which was subsequently withdrawn due to unfavorable stock market conditions. Additional amounts recorded during the three months ended June 30, 1996 included employee and management related expenses incurred in connection with the expansion of the Company's business and included the accrual of $110,000 for executive incentive compensation that represents a portion of such expenses estimated for 1996 that are tied to the Company's performance.

Research and development costs increased 26% to $1,308,605 for the three months ended June 30, 1996 from $1,042,000 for the three months ended June 30, 1995 primarily due to continued and expanded investment in the Blackbird Products. Software development costs of $282,000 and $475,000 were capitalized during the three months ended June 30, 1996 and the three months ended June 30, 1995, respectively, and related primarily to the development of the Blackbird Products. Capitalized development costs declined during the three months ended June 30, 1996 primarily due to an increase in non-capitalizable research, design, and maintenance activities associated with the Blackbird Products. In addition, expenditures of $177,000 related primarily to billable design and development services under the AWS Agreements were expensed as costs of services for the three months ended June 30, 1995. Such expenses for the three months ended June 30, 1996, were minimal. Including capitalized software development costs and contract design and development costs, the Company incurred gross research and development expenditures of $1,599,000 for the three month period ended June 30, 1996, which represented a 6% decrease from the three month period ended June 30, 1995. The decrease is primarily attributable to reduced contract design, development and prototype costs associated with the Company's proprietary hardware which became commercially deployable in 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Total revenues decreased 49% to $3,713,656 for the six months ended June 30, 1996, from $7,241,310 for the six months ended June 30, 1995, and the Company had a net loss of $4,490,997, or $.21 per share, compared to net income of $735,637, or $.03 per share, for the six months ended June 30, 1995. This decline in operating results was primarily attributable to: (i) long sales cycles, (ii) inconsistent contract revenue streams from the Hotwatch Products, and (iii) increased efforts and expenditures in both sales and marketing and research and development of the Blackbird Products.

License and service fees from the Company's Hotwatch Products decreased 52% to $2,829,000 for the six months ended June 30, 1996, from $5,846,000 for the six months ended June 30, 1995. Such revenues under the AWS Agreements totaled $2,038,000 and $4,249,000 for the six months ended June 30, 1996, and June 30, 1995, respectively. This decrease was due to completion of various phases of these contracts during the six months ended June 30, 1995 that included larger non-recurring license, service and implementation fees. License and service fees under the LIN/ACC Agreement continued their expected decline as they decreased 25% to $575,000 for the six months ended June 30, 1996 from $770,000 for the six months ended June 30, 1995. Additionally, license and service fees under the 360DEG. CC agreement declined 80% to $158,000 for the six months ended June 30, 1996 from $774,000 for the six months ended June 30, 1995, principally due to large non-recurring license and implementation fees recorded during the 1995 period.

License fees from the Company's phone rental products continued their expected decline as they decreased 61% to $183,000 for the six months ended June 30, 1996 from $465,000 for the six months ended June 30, 1995.

Equipment sales, which primarily consist of the sale of third-party computer systems (generally non-recurring) and various peripheral and hardware components, decreased 37% to $511,951 for the six months ended June 30, 1996 from $811,960 for the six months ended June 30, 1995. Revenues for the six months ended June 30, 1996 were primarily derived from equipment sales associated with the initial deployment of the Company's Blackbird Products.

Interest income decreased 25% to $168,051 for the six months ended June 30, 1996 from $225,542. The decrease was attributable to lower average cash balances invested at lower average interest rates for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Cost of license and service fees includes (i) the customer service and engineering support costs that are directly associated with supporting software license and service fee revenues, (ii) the amortization of software development costs, and (iii) the costs associated with the design and development of custom programming and related services. Cost of license and service fees decreased to $1,643,452 for the six months ended June 30, 1996 from $1,779,874 for the six months ended June 30, 1995. The decrease was principally attributable to the elimination of $401,000 of design and development costs associated with service revenues under the AWS agreements during the six months ended June 30, 1995, which decrease was partially offset by (a) a 19% increase to $1,073,000 for the six months ended June 30, 1996, from $899,000 for the six month period ended June 30, 1995, for personnel and overhead related costs incurred in supporting anticipated growth of new customers and products, and (b) a 13% increase to $545,017 for the six months ended June 30, 1996, from $480,228 for the six months ended June 30, 1995 in amortization of software development costs primarily attributable to release of the first phase of the Blackbird Products for which no license revenues were recorded.

Cost of equipment sales increased 35% to $1,139,107 for the six months ended June 30, 1996 from $842,471 for the six months ended June 30, 1995. Cost of equipment sales, which includes purchased hardware and allocated engineering and installation costs, and, more recently, manufacturing overhead costs, has historically exceeded the related revenues from equipment sales. The cost to sales ratio increased to 223% for the six months ended June 30, 1996 from 104% for the six months ended June 30, 1995. The negative margins were primarily attributable to fixed engineering and installation overhead, and manufacturing overhead costs that were not recovered from sales of the Company's proprietary equipment, and, for the six months ended June 30, 1996, included overhead-related costs associated with the Blackbird Products which are being deployed under both sales contracts and trial agreements for testing and evaluation in several markets and for which minimal revenues were recorded. In addition, inventory reserves of $180,000 were recorded during the six months ended June 30, 1996 and reflect current estimates for manufacturing rework and replacement costs associated with upgrading existing inventory to meet new design requirements. Such reserves were minimal in 1995.

Sales and marketing expenses increased 38% to $1,497,512 for the six months ended June 30, 1996 from $1,087,764 for the six months ended June 30, 1995, as a result of increased personnel and related costs incurred in connection with the Company's increased efforts to generate demand for the Company's products and costs incurred associated with the deployment of the Blackbird Products under both sales contracts and trial agreements for testing and evaluation in several markets for which only minimal revenues were recorded.

General and administrative expenses increased 44% to $1,670,228 for the six months ended June 30, 1996, from $1,161,787 for the six months ended June 30, 1995. Amounts recorded in the six months ended June 30, 1996 included approximately $400,000 incurred with regard to the Company's proposed public offering which was subsequently withdrawn due to unfavorable stock market conditions. Additional amounts recorded during the six months ended June 30, 1996 included employee and management related expenses incurred in connection with the expansion of the Company's business and included the accrual of $110,000 for executive incentive compensation that represents a portion of such expenses estimated for 1996 that are tied to the Company's performance.

Research and development costs increased 39% to $2,254,354 for the six months ended June 30, 1996 from $1,618,777 for the six months ended June 30, 1995 primarily due to continued and expanded investment in the Company's Blackbird Products. Software development costs of $716,214 and $888,868 were capitalized during the six months ended June 30, 1996 and the six months ended June 30, 1995, respectively, and related primarily to the development of the Blackbird Products. Capitalized development costs declined during the six months ended June 30, 1996 primarily due to an increase in non-capitalizable research, design, and maintenance activities associated with the Company's Blackbird Products. In addition, expenditures of $401,000 related primarily to billable design and development services under the AWS Agreements were expensed as costs of services for the six months ended June 30, 1995. Such expenses for the six months ended June 30, 1996 were minimal. Including capitalized software development costs and contract design and development costs, the Company incurred gross research and development expenditures of $2,996,000 for the six month periods ended June 30, 1996, which represented a 3% increase over the six month period ended June 30, 1995. This increase is primarily the result of additional expenditures for personnel related costs for development of the Company's Blackbird products, and for legal fees expended to protect the Company's intellectual property.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software development, property and equipment requirements, working capital and funding the Company's operating losses. The Company has historically funded these capital requirements through issuance of Common Stock (including proceeds from the exercise of warrants and options) and from operating profits generated in certain periods. On June 30, 1996 the Company's cash balance was $5,011,906 as compared to $9,448,255 on December 31, 1995. The Company's working capital decreased to $7,508,773 at June 30, 1996 from $11,093,831 at December 31, 1995.

Cash used by operating activities amounted to $4,428,285 for the six months ended June 30, 1996, as compared to cash provided by operating activities amounting to $1,275,849 during the same period in 1995. This increased utilization of cash was reflected primarily from the loss for the six months ended June 30, 1996, as compared to a profit in the corresponding 1995 period, increased inventory, and to a lesser extent, from changes in depreciation, amortization, and the balances of other operating assets and liabilities.
The Company continues to increase its proprietary Blackbird hardware inventory to meet anticipated sales demand for Blackbird Products during 1996. Additional inventory at June 30, 1996 in an amount exceeding $4,100,000, was on order and was expected to be funded by customer payments under existing and future contracts, cash generated from operating activities and/or from cash balances. The Company does not currently expect its operating activities to provide consistent positive cash flow on a quarter to quarter basis as long sales cycles and staggered sales contract payments cause uneven cash flow streams.

Cash utilized by investing activities totaled $1,029,418 and $1,774,538 during the six months ended June 30, 1996 and June 30, 1995, respectively. The Company's capital requirements during such periods were (i) software development, particularly with respect to the Blackbird products and (ii) property and equipment, primarily for furniture, leaseholds, and equipment associated with expanding the Company's business. These expenditure levels are expected to continue in 1996 at or above the levels of 1995. At June 30, 1996, the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software technology in the event that an attractive opportunity arises.

During the six months ended June 30, 1996 and 1995, cash provided by financing activities was generated from the exercise of stock options issued to the Company's directors, officers and employees. Proceeds from these activities totaled $1,021,353 and $457,049 for the six months ended June 30, 1996 and 1995, respectively.

The Company expects to continue to incur substantial expenses in support of research and development activities, growth of its sales and marketing organization, support for new products and the anticipated expanded customer base, enhancing the hardware design and manufacturing processes and administrative activities. Although the Company believes that cash flow anticipated from its operating activities, together with existing cash will be sufficient to fund its operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within such period. Significant sales growth requiring working capital beyond current estimates and other changes in the Company's operating activities may require additional financing. The Company is currently exploring such financing which may include debt, equity or a combination of both.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the cellular communications market; its vulnerability to rapid industry change and technological obsolescence; the limited nature of its product life, and the uncertainty of market acceptance of its products; the unproven status of its products in widespread commercial use, including the risks that its current and future products may contain errors that would be difficult and costly to detect and correct and that technological difficulties may in general hinder or prevent commercialization of its present and future products; potential manufacturing difficulties; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers; the possible impact of competitive products and pricing; the uncertain level of actual purchases of its products by current and prospective customers under existing and future agreements; uncertainties in the Company's ability to implement these agreements sufficiently to permit it to recognize revenue under is accounting policies (including its ability to meet product performance criteria contained in such contracts); the results of financing efforts; uncertainties with respect to the Company's business strategy; general economic conditions; and other risks described in the Company's Securities and Exchange Commission filings.

                         PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 annual meeting of stockholders of the Company was held on June 10, 1996.

ELECTION OF TWO CLASS II DIRECTORS

Jay Goldberg and Lawrence Howard were elected as Class II directors to the Company's Board of Directors to hold office until the Company's third annual meeting of the stockholders following the election or until their successors are duly elected and qualified. In late June 1996, subsequent to the annual meeting, Mr. Howard resigned from the Board of Directors. The other directors, whose terms of office continued after the meeting are Stephen Katz and Robert P. Dahut. In connection with the election of directors, the stockholders vote was:

NOMINEE                     FOR     WITHHELD   BROKER NON-VOTES
- -------                     ---     --------   ----------------
Jay Goldberg            9,239,469    218,062         0
Lawrence Howard         8,104,823  1,352,708         0

APPROVAL OF THE 1996 STOCK OPTION PLAN
 For   3,817,997  Against 1,109,233  Abstained 34,937 Broker Non-Votes 4,495,364

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     11.1 Computation of Earnings Per Share

     27   Financial Data Schedule

B) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             CELLULAR TECHNICAL SERVICES COMPANY, INC.

                    By: s/Michael E. McConnell
                        -----------------------------
                        Michael E. McConnell
                        Vice President and Chief Financial Officer
                        August 13, 1996