Form 10-Q
period 1996-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 1996-11-14
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC.  20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
SEPTEMBER 30, 1996

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                        11-2962080
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 2401 FOURTH AVENUE, SEATTLE, WASHINGTON  98121
              ----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

       Registrant's telephone number, including area code:  (206) 443-6400

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

          22,212,708 Common Shares were outstanding as of November 8, 1996.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . 6

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . .12

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 BALANCE SHEETS
                                   (unaudited)


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                      1996              1995
                                                 --------------     ------------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $  3,794,682       $  9,448,255
  Accounts receivable, net                          7,102,405            508,238
  Inventories, net                                  3,991,903          1,947,060
  Prepaid expenses and other current assets           714,870            827,712
                                                 ------------       ------------

    Total Current Assets                           15,603,860         12,731,265

PROPERTY AND EQUIPMENT, net                         2,631,270          2,292,632

SOFTWARE DEVELOPMENT COSTS, net                     3,599,851          3,346,748
                                                 ------------       ------------

TOTAL ASSETS                                     $ 21,834,981       $ 18,370,645
                                                 ------------       ------------
                                                 ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $  4,308,105       $  1,154,396
  Payroll related liabilities                         530,097            223,222
  Taxes (other than payroll and income)               349,871            197,843
  Deferred revenue and customers' deposits          2,113,150             61,973
                                                 ------------       ------------

    Total Current Liabilities                       7,301,223          1,637,434

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value per share,
    5,000,000 shares authorized, none issued
    and outstanding
  Common Stock, $0.001 par value per share,
    30,000,000 shares authorized, 22,208,508
    shares issued and outstanding in 1996 and
    21,602,768 in 1995                                 22,209             21,603
  Additional paid-in capital                       22,574,580         20,337,872
  Deficit                                          (8,063,031)        (3,626,264)
                                                 ------------       ------------

    Total Stockholders' Equity                     14,533,758         16,733,211
                                                 ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 21,834,981       $ 18,370,645
                                                 ------------       ------------
                                                 ------------       ------------

---------------------

The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                     ---------------------------------       ---------------------------------
                                           1996                 1995               1996                1995
                                     -------------        ------------       -------------        ------------
REVENUES
  Systems                            $  10,256,842        $  1,056,857       $  13,246,362        $  6,762,048
  Services                                 193,088             809,547             749,171           2,120,124
                                     -------------        ------------       -------------        ------------

Total Revenues                          10,449,930           1,866,404          13,995,533           8,882,172

COSTS AND EXPENSES
  Costs of Systems and Services          7,809,833           1,211,432          10,493,795           3,755,452
  Sales and marketing                      822,921             556,263           2,320,433           1,644,027
  General and administrative               460,424             422,766           2,130,652           1,584,553
  Research and development               1,349,264             999,654           3,702,213           2,696,756
                                     -------------        ------------       -------------        ------------

Total Costs and Expenses                10,442,442           3,190,115          18,647,093           9,680,788
                                     -------------        ------------       -------------        ------------

INCOME (LOSS) FROM OPERATIONS                7,488          (1,323,711)         (4,651,560)           (798,616)

INTEREST INCOME                             46,742             125,290             214,793             350,832
                                     -------------        ------------       -------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES           54,230          (1,198,421)         (4,436,767)           (447,784)

BENEFIT FOR INCOME TAXES                                       (15,000)
                                     -------------        ------------       -------------        ------------

NET INCOME (LOSS)                    $      54,230        $ (1,183,421)      $  (4,436,767)       $   (447,784)
                                     -------------        ------------       -------------        ------------
                                     -------------        ------------       -------------        ------------

NET INCOME (LOSS) PER SHARE          $         .00        $       (.06)      $        (.20)       $       (.02)
                                     -------------        ------------       -------------        ------------
                                     -------------        ------------       -------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING     23,588,725          20,364,070          21,857,357          20,004,200
                                     -------------        ------------       -------------        ------------
                                     -------------        ------------       -------------        ------------


--------------------------

The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                            ----------------------------------
                                                                                                  1996                 1995
                                                                                            --------------        ------------
OPERATING ACTIVITIES
  Net income (loss)                                                                         $  (4,436,767)        $  (447,784)
  Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
          Depreciation and amortization of property and equipment                                 576,551             394,074
          Amortization of software development costs                                              820,488             759,742
          Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                        (6,594,167)          1,063,734
             (Increase) in inventories                                                         (2,044,843)           (752,377)
             Decrease (increase) in prepaid expenses and other current assets                     112,842            (389,733)
             Increase (decrease) in accounts payable and accrued liabilities                    3,153,709             (36,371)
             Increase (decrease) in payroll related liabilities                                   306,875            (265,021)
             Increase (decrease) in taxes (other than payroll and income)                         152,028             (89,559)
             Increase (decrease) in deferred revenue and customers' deposits                    2,051,177             (69,470)
                                                                                            -------------         -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                            (5,902,107)            167,235

INVESTING ACTIVITIES
  Purchase of property and equipment                                                             (915,189)         (1,281,122)
  Capitalization of software development costs                                                 (1,073,591)         (1,393,847)
                                                                                            -------------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                                          (1,988,780)         (2,674,969)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                                       2,237,314           2,863,073
                                                                                            -------------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       2,237,314           2,863,073
                                                                                            -------------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (5,653,573)            355,339

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                9,448,255           9,041,985
                                                                                            -------------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   3,794,682         $ 9,397,324
                                                                                            -------------         -----------
                                                                                            -------------         -----------


-------------------------

The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1995 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the prior period's financial statements to conform to the current period's presentation. The operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Forms 10-Q for the three months ended March 31, 1996, and June 30, 1996, respectively.

NOTE B - CONTINGENCIES:

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company's liquidity results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Prior to the current period, the Company's revenues had been primarily derived from the Company's Hotwatch-Registered Trademark- Platform and related application products and services ("Hotwatch Products") and, to a lesser extent, phone rental products which are no longer being marketed by the Company. To address the wireless communications industry's increasing need for a product to more effectively combat cloning fraud, a major industry problem, the Company has developed the Blackbird-Registered Trademark-Platform and related application products and services ("Blackbird Products"). The Blackbird Platform has been engineered with an open architecture design to allow the Company and others to develop application products which could run on or exchange information with it.

In 1995, the Company began conducting trials for the purpose of testing and evaluating the Blackbird Products. Since that time, the Company has signed contracts with AirTouch Cellular ("AirTouch"), Bell Atlantic NYNEX Mobile ("BANM"), GTE Mobilnet of California, L.P. ("GTE") and Ameritech Mobile Communications, Inc. ("Ameritech") to install the Blackbird Products.

During the current period, the Company recorded its first substantial revenues from two of the contracts noted above. Revenue recognition for the Company's systems is based upon performance criteria which vary from customer to customer and product to product. Physical hardware and software delivery, definitions of system delivery, and customer acceptance are generally the significant factors used in determining revenue recognition. As a result of such performance criteria, only a portion of the system revenues and the majority of the system costs are recorded during the early stages of a system deployment. Accordingly, revenues and direct margins recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial deployments under new contracts. The resulting deferral of revenue will be recorded in subsequent periods as the performance criteria specified in the applicable contract is met.

In addition, the Company has incurred substantial operating expenses during the early deployments, primarily in the areas of sales and marketing, installation and customer support, and in research and development. Moreover, the Company expects that its costs and expenses will continue to increase in the future, due to a continual need to expend substantial monies on research and development, enhanced sales and marketing activities, and expansion of customer support capabilities needed to service its products.

The Company's revenue and customer base is currently concentrated among a few large domestic cellular carriers due to the significant concentration of ownership and/or control of cellular licenses. As the Company expands its domestic and international marketing efforts, and as the wireless communications industry expands beyond cellular telephony to include other wireless communication services, the Company believes that it will be able to diversify its revenue and customer base. The Company's success in exploiting these expanded markets and in achieving profitability will depend, among other things, on its ability to make its existing and future technology commercially acceptable, recognize and successfully adapt to the rapid changes in the wireless communications industry (including the anticipated growth of digital services) and enhance and expand its manufacturing activities concurrent with its growth.

The following discussion and analysis should be read in conjunction with the unaudited financial data and the notes thereto included in Item 1. of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Forms 10-Q for the three months ended March 31, 1996, and June 30, 1996, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Total revenues increased 460% to $10,449,930 for the three months ended September 30, 1996 from $1,866,404 for the three months ended September 30, 1995 and the Company had net income of $54,230 , or $.00 per share, compared to a net loss of $1,183,421, or $.06 per share, for the three months ended September 30, 1995. The improvement in operating results was primarily attributable to the initial deployment of the Company's Blackbird Products in the BANM and AirTouch markets, as previously discussed.

Systems revenues are generated from licensing and sales of the Company's proprietary software and hardware products, from the sale of third party equipment sold in support of the proprietary systems, and to a lesser extent, fees earned associated with the installation and deployment of such systems. Systems sales revenues increased 871% to $10,256,842 for the three months ended September 30, 1996 from $1,056,857 for the three months ended September 30, 1995.

Revenues from Blackbird systems amounted to $9,660,000 for the three month period ended September 30, 1996 and were derived from sales under the agreements with BANM and AirTouch. There were no corresponding revenues during the three month period ended September 30, 1995.

Revenues from Hotwatch systems decreased 32% to $577,000 for the three months ended September 30, 1996 from $850,000 for the three months ended September 30, 1995. These revenues principally originate from agreements with three customers - the AWS Axys agreements and the AWS Hotwatch Products agreement (collectively, the "AWS Agreements") between the Company and AT&T Wireless Services, Inc. ("AWS"), a license agreement ("LIN/ACC Agreement") between the Company and collectively LIN Broadcasting Company ("LIN") and American Cellular Communications ("ACC"), subsidiaries of AWS and BellSouth Cellular, respectively, and a license agreement with 360DEG. Communications Company (formerly Sprint Cellular Company) ("360DEG. CC"). The decrease in revenues from Hotwatch systems is primarily due to non-recurring third party equipment sales recorded during the 1995 period associated with the initial deployment of the Hotwatch Products into certain 360DEG. CC markets and due to the non-recurring license sale to a LIN/ACC market in 1995.

Service revenues are derived primarily from maintenance, system monitoring and related professional services provided in support of the Company's currently deployed product base. Service revenues decreased 76% to

$193,088 for the three months ended September 30, 1996 from $809,547 for the three months ended September 30, 1995. This decrease is primarily due to approximately $511,000 of non-recurring Hotwatch programming services and initial Blackbird Product evaluation revenues recorded during the 1995 period. The Company anticipates that service revenues during the remainder of 1996 will increase above the amounts recorded during the three month period ended September 30, 1996 as a result of the initial deployment of the Company's Blackbird systems.

Costs of systems and services are primarily comprised of the cost of proprietary and third party equipment, amortization of capitalized software development costs, integration and manufacturing overhead costs incurred in the preparation and deployment of such systems, and professional service overhead costs incurred to provide ongoing systems support. Cost of systems and services increased 545% to $7,809,833 for the three months ended September 30, 1996 from $1,211,432 for the three months ended September 30, 1995. This increase is primarily due to the direct costs of Blackbird systems sold during the 1996 period that amounted to approximately $6,825,000. Costs of systems and services, as a percent of total revenues, were 75% and 65% for the 1996 and 1995 periods, respectively. The increase in 1996 is attributable to: (i) the higher hardware component costs of system sales for Blackbird Products as compared to Hotwatch Products, and (ii) deferred revenues that will be recognized in future quarters in accordance with the Company's revenue recognition practices discussed in the overview section above.

Sales and marketing expenses increased 48% to $822,921 for the three months ended September 30, 1996 from $556,263 for the three months ended September 30, 1995. This increase is primarily attributable to personnel and related costs incurred in connection with the Company's increased efforts to generate demand for its products and the costs incurred during both pre- and post-sales Blackbird contract activities. To a lesser extent, variable sales incentive compensation contributed to the 1996 increased expenses.

General and administrative expenses increased 9% to $460,424 for the three month period ended September 30, 1996 from $422,766 for the three months ended September 30, 1995 principally due to increased personnel related costs associated with the continued expansion of the Company's business.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation, and fixing and refining features for the software and hardware components included in the Company's current and future product lines. Research and development costs increased 35% to $1,349,264 for the three months ended September 30, 1996 from $999,654 for the three months ended September 30, 1995 primarily due to continued and expanded investment in the Blackbird Products. Software development costs of $357,000 and $505,000 were capitalized during the three months ended September 30, 1996 and September 30, 1995, respectively, and related primarily to the development of the Blackbird Products. Capitalized development costs declined during the three months ended September 30, 1996 primarily due to an increase in non-capitalizable research, design, and maintenance activities associated with the Blackbird Products. Including capitalized software development costs, and contract design and development costs recorded as costs of services, gross research and development costs increased 7% to $1,711,000 for the three month period ended September 30, 1996. This increase is principally attributable to prototype development expenditures associated with the Company's proprietary hardware and legal fees expended to protect the Company's intellectual property both in the United States and abroad.

Interest income decreased 63% to $46,742 for the three months ended September 30, 1996 from $125,290. The decrease was attributable to lower average cash balances invested at lower average interest rates for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues increased 58% to $13,995,533 for the nine months ended September 30, 1996 from $8,882,172 for the nine months ended September 30, 1995 and the Company had a net loss of $4,436,767, or $.20 per share, compared to a net loss of $447,784, or $.02 per share, for the nine months ended September 30, 1995. While the increase in revenues is attributable to the Company's recording its first substantial revenues for its Blackbird Products, the decline in operating results was primarily attributable to: (i) inconsistent contract revenue streams from the Hotwatch Products, (ii) increased efforts and expenditures in both sales and marketing and research and development of the Blackbird Products, and (iii) lower system sales margin resulting from higher initial costs and contract revenue deferrals associated with early Blackbird system sales (as discussed above).

Systems revenues increased 96% to $13,246,362 for the nine months ended September 30, 1996 from $6,762,048 for the nine months ended September 30, 1995.

Revenues from Blackbird systems amounted to $10,207,000 for the nine month period ended September 30, 1996 and were derived from sales under the agreements with BANM and AirTouch. There were no corresponding revenues during the nine month period ended September 30, 1995.

Revenues from Hotwatch systems decreased 53% to $2,897,000 for the nine months ended September 30, 1996 from $6,195,000 for the nine month period ended September 30, 1995. Revenues during both periods were primarily derived from sales under the AWS, LIN/ACC and 360DEG. CC Agreements. Amounts recorded during the period ended September 30, 1995 included non-recurring revenues of approximately $1,522,000 under the AWS Agreements and $1,172,000 under the 360DEG. CC Agreement. Additionally, sales under the LIN/ACC Agreement decreased 31% to $639,000 for the nine month period ended September 30, 1996 which is consistent with previously disclosed expectations.

Service revenues decreased 65% to $749,171 for the nine months ended September 30, 1996 from $2,120,124 for the nine months ended September 30, 1995. This decrease is primarily due to approximately $1,090,000 of non-recurring programming service and Blackbird system evaluation revenues recorded during the 1995 period.

Cost of systems and services increased 179% to $10,493,795 in 1996 from $3,755,452 in 1995. This increase is primarily due to the direct costs of Blackbird systems sold during the 1996 period that amounted to approximately $7,868,000. Costs of systems and services, as a percent of total revenues, was 75% and 42% for the 1996 and 1995 periods, respectively. The increase in 1996 is attributable to: (i) the higher hardware component of system sales for Blackbird Products as compared to Hotwatch Products, (ii) deferred revenues that will be recognized in future quarters in accordance with the Company's revenue recognition practices discussed in the overview section above, and (iii) a higher percentage of Hotwatch software license fee revenues in 1995, which had no corresponding hardware costs.

Sales and marketing expenses increased 41% to $2,320,433 for the nine months ended September 30, 1996 from $1,644,027 for nine months ended September 30, 1995 as a result of increased personnel and related costs incurred in connection with the Company's increased efforts to generate demand for its products and the costs incurred during both pre- and post-sales Blackbird contract activities.

General and administrative expenses increased 34% to $2,130,652 for the nine month period ended September 30, 1996 from $1,584,553 for the nine months ended September 30, 1995. Amounts recorded in the nine months ended September 30, 1996 included approximately $400,000 incurred during the second quarter with regard to the Company's proposed public offering which was subsequently withdrawn due to unfavorable stock market conditions. Additional amounts recorded during the nine months ended September 30, 1996 included additional personnel related and overhead costs associated with the continued expansion of the Company's business.

Research and development costs increased 37% to $3,702,213 for the nine months ended September 30, 1996 from $2,696,756 for the nine months ended September 30, 1995 primarily due to continued and expanded investment in the Blackbird Products. Software development costs of $1,073,591 and $1,393,847 were capitalized during the nine months ended September 30, 1996 and September 30, 1995, respectively, and related primarily to the development of the Blackbird Products. Capitalized development costs declined during the nine months ended September 30, 1996 primarily due to an increase in non-capitalizable research, design, and maintenance activities associated with the Blackbird Products. Including capitalized software development costs, and contract design and development costs recorded as costs of services, gross research and development costs increased 4% to $4,756,000 for the nine month period ended September 30,

1996. This increase is principally attributable to additional legal fees expended to protect the Company's intellectual property both in the United States and abroad.

Interest income decreased 39% to $214,793 for the nine months ended September 30, 1996 from $350,832. The decrease was attributable to lower average cash balances invested at lower average interest rates for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software development, property and equipment requirements, working capital and the Company's operating losses. The Company has historically funded these requirements through issuance of Common Stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 1996 the Company's cash balance was $3,794,682 as compared to $9,448,255 on December 31, 1995. The Company's working capital decreased to $8,302,637 at September 30, 1996 from $11,093,831 at December 31, 1995.

Cash used by operating activities amounted to $5,902,107 for the nine months ended September 30, 1996, as compared to cash provided by operating activities of $167,235 during the same period in 1995. This increased utilization of cash resulted primarily from the increased loss for the nine month period ended September 30, 1996, as compared to the same period in 1995, and to a lesser extent, the net changes in the balances of working capital components; (i) accounts receivable increased as a result of the initial Blackbird System revenues, (ii) the Company continues to increase its proprietary Blackbird hardware inventory to meet anticipated sales demand for Blackbird Products during the latter part of 1996 and beyond, (additional inventory at September 30, 1996 in an amount exceeding $4,000,000, was on order), (iii) the increase in the accounts payable and accrued liabilities reflects the increased level of inventory purchases and operating expenses associated with the expansion of the Company's operations, and (iv) the increase in deferred revenue and customer deposits reflects billings and/or cash received in advance of revenues recognized. During the early stages of deploying the Blackbird contracts discussed above, the Company may experience uneven cash flow and operating results. These factors originate from the deferred revenue recognition and payment terms contained in these contracts.

Cash utilized by investing activities totaled $1,988,780 and $2,674,969 during the nine months ended September 30, 1996 and September 30, 1995, respectively. The Company's capital requirements during such periods were (i) software development, particularly with respect to the Blackbird Products and (ii) property and equipment, primarily for furniture, leaseholds, and equipment associated with expanding the Company's business. These expenditure levels are expected to continue in 1996 and 1997 at or above the current levels. At September 30, 1996, the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software technology in the event that an attractive opportunity arises.

During the nine months ended September 30, 1996 and 1995, cash provided by financing activities was generated from the exercise of stock options issued to the Company's directors, officers and employees. Proceeds from these activities totaled $2,237,314 and $2,863,073 for the nine months ended September 30, 1996 and 1995, respectively.

In November 1996, the Company sold 400,000 shares of common stock to investors in a private placement with proceeds to the Company approximating $6,500,000. The Company has agreed to file a registration statement for the resale of such shares.

Also, in November 1996, the Company obtained a $5,000,000 line of credit from a major bank. The line, which is secured by all personal property of the Company, bears interest at the prime rate plus 3/4% and expires September 30, 1997.

The proceeds from the stock sale and the line of credit will be used to fund the Company's growth and provide additional working capital. No funds have been drawn on the line of credit as of this date.

The Company expects to continue to incur substantial expenses in support of research and development activities, growth of its sales and marketing organization, support for new products and the anticipated expanded customer base, enhancing the hardware design and manufacturing processes and administrative activities. The Company believes that cash flow anticipated from its operating activities, existing cash balances, proceeds from the stock sale (as described above) and cash available under the line of credit (also discussed above), are sufficient to fund its operations for at least the next 12 months.

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

                           PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     On November 12, 1996, the Company sold an aggregate of 400,000 shares of Common Stock, par value $.001 per share, for an aggregate cash purchase price of $6,500,000 in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act"). There was no underwriter or placement agent involved in the transaction. In issuing the securities, the Company relied on, among other matters, the representation made by each purchaser that such purchaser was an "accredited investor" as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     4.3 Stock Purchase Agreement dated as of November 11, 1996 among the Company and the investors specified therein. (1)

     10.1 Master Purchase and License Agreement between the Company and GTE Mobilnet of California L.P. dated September 30, 1996 (2)

     10.2 Master Purchase and License Agreement between the Company and Ameritech Mobile Communications, Inc. dated October 14, 1996 (2)

     10.3 Master Purchase and License Agreement between the Company and Bell Atlantic NYNEX Mobile dated August 27, 1996 (2)

     10.4 Credit Agreement between the Company and Chase Manhattan Bank dated November 8, 1996 (1)

     11.1 Computation of Earnings Per Share (1)

     27   Financial Data Schedule (1)

-----------------------------

     (1)  Filed herewith.

     (2) Filed herewith, confidential treatment requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.

B) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          CELLULAR TECHNICAL SERVICES COMPANY, INC.

     By:  /s/Michael E. McConnell
          -----------------------
          Michael E. McConnell
          Vice President and Chief Financial Officer
          November 14, 1996