Form 10-Q
period 1997-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 1997-05-15
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
MARCH 31, 1997

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                       11-2962080
  (State of Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

                 2401 FOURTH AVENUE, SEATTLE, WASHINGTON  98121
              (Address of Principal Executive Offices)  (Zip Code)

      Registrant's telephone number, including area code:  (206) 443-6400

                                  NOT APPLICABLE
                (Former name, former address and former fiscal year,
                          if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.  Yes  X    No
                                                  -----    -----

             22,708,932 Common Shares were outstanding as of May 12, 1997.

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION..............................................3

Item 1. Financial Statements................................................3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................7

PART II.  OTHER INFORMATION................................................11

Item 6. Exhibits and Reports on Form 8-K...................................11

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                     March 31,    December 31,
                                                       1997          1996
                                                    -----------  --------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $ 4,706         $  4,854
   Accounts receivable, net                             12,356           11,616
   Inventories, net                                      7,361            8,275
   Prepaid expenses and other current assets               738              831
                                                      --------         --------
      Total Current Assets                              25,161           25,576

PROPERTY AND EQUIPMENT, net                              3,772            3,177

SOFTWARE DEVELOPMENT COSTS, net                          3,664            3,599
                                                      --------         --------
TOTAL ASSETS                                           $32,597         $ 32,352
                                                      --------         --------
                                                      --------         --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities            $ 3,696         $  6,365
   Payroll related liabilities                           1,099              735
   Taxes (other than payroll and income)                 1,173              660
   Customers' deposits                                     298            4,626
   Deferred revenue                                      3,710            1,781
                                                      --------         --------
      Total Current Liabilities                          9,976           14,167

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share,
     5,000 shares authorized, none issued
     and outstanding
   Common Stock, $0.001 par value per share,
     30,000 shares authorized, 22,641 shares issued
     and outstanding in 1997 and  22,636 in 1996            23               23
   Additional paid-in capital                           29,160           29,138
   Deficit                                              (6,562)         (10,976)
                                                      --------         --------
      Total Stockholders' Equity                        22,621           18,185
                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $32,597         $ 32,352
                                                      --------         --------
                                                      --------         --------
--------------------
The accompanying notes are an integral part of these financial statements.

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           STATEMENTS OF OPERATIONS

                    (in 000's, except per share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                          1997           1996
                                                         ------         ------
REVENUES
  Systems                                               $16,826         $  432
  Services                                                  542            303
                                                        -------         ------
Total Revenues                                           17,368            735

COSTS AND EXPENSES
  Cost of systems and services                            8,375          1,013
  Sales and marketing                                     1,395            823
  General and administrative                                892            511
  Research and development                                2,340            996
                                                        -------         ------
Total Costs and Expenses                                 13,002          3,343
                                                        -------         ------
INCOME (LOSS) FROM OPERATIONS                             4,366         (2,608)

INTEREST INCOME                                              48            107
                                                        -------         ------
INCOME (LOSS) BEFORE INCOME TAXES                         4,414         (2,501)

PROVISION FOR INCOME TAXES                                    -              -
                                                        -------         ------
NET INCOME (LOSS)                                       $ 4,414        $(2,501)
                                                        -------         ------
                                                        -------         ------
NET INCOME (LOSS) PER SHARE                             $   .19        $  (.12)
                                                        -------         ------
                                                        -------         ------
WEIGHTED AVERAGE SHARES OUTSTANDING                      23,711         21,609
                                                        -------         ------
                                                        -------         ------
--------------------
The accompanying notes are an integral part of these financial statements.

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                   1997           1996
                                                                  ------         ------
OPERATING ACTIVITIES
  Net income (loss)                                              $ 4,414        $(2,501)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization of property and equipment          277            181
    Amortization of software development costs                       305            280
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                    (740)            28
      Decrease (increase) in inventories                             914           (836)
      Decrease (increase) in prepaid expenses and other
       current assets                                                 93           (462)
      (Decrease) in accounts payable and accrued liabilities      (2,669)          (241)
      Increase in payroll related liabilities                        364             73
      Increase (decrease) in taxes (other than payroll
       and income)                                                   513           (169)
      (Decrease) increase in customers' deposits                  (4,328)           (13)
      Increase in deferred revenue                                 1,929            146
                                                                 -------        -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                1,072         (3,514)

INVESTING ACTIVITIES
  Purchase of property and equipment                                (872)          (145)
  Capitalization of software development costs                      (370)          (434)
                                                                 -------        -------
NET CASH USED IN INVESTING ACTIVITIES                             (1,242)          (579)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                             22            365
                                                                 -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             22            365
                                                                 -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (148)        (3,728)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,854          9,448
                                                                 -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 4,706        $ 5,720
                                                                 -------        -------
                                                                 -------        -------

-----------------------------------
The accompanying notes are an integral part of these financial statements.

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1996 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                                   March 31,    December 31,
                                                     1997           1996
                                                  ----------   --------------
     Raw materials components                     $   3,638         $  2,723
     Work in process and finished components          4,693            6,014
                                                  ----------       ----------
                                                      8,331            8,737
     Less inventory reserves                           (970)            (462)
                                                  ----------       ----------
                                                  $   7,361         $  8,275
                                                  ----------       ----------
                                                  ----------       ----------


NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an increase in primary earnings per share for the first quarters ended March 31, 1997 and March 31, 1996, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

OVERVIEW

To address the wireless communications industry's increasing need for products to more effectively combat cloning fraud, a major industry problem, the Company has developed the Blackbird-Registered Trademark- Platform and related application products and services ("Blackbird Products"). The Blackbird Platform has been engineered with an open architecture design to allow the Company and others to develop application products which could run on or exchange information with it. Prior to the Company's third quarter of 1996, revenues had been primarily derived from the Company's Hotwatch-Registered Trademark- Platform and related application products and services ("Hotwatch Products") and, to a lesser extent, phone rental products which are no longer being marketed by the Company.

In 1995, the Company began conducting trials for the purpose of testing and evaluating the Blackbird Products. Since that time, the Company has signed agreements with AirTouch Cellular ("AirTouch"), Bell Atlantic NYNEX Mobile ("BANM"), GTE Mobilnet of California Limited Partnership ("GTE-California"), GTE Mobilnet Service Corp. ("GTE Corp") and Ameritech Mobile Communications, Inc. ("Ameritech") to deploy and support the Blackbird Products. During the last half of 1996, the Company recorded its first substantive revenues from two of these agreements.

Revenue recognition for the Company's systems is based upon performance criteria which vary from customer to customer and product to product. Physical hardware and software delivery, definitions of system delivery, and customer acceptance are generally the significant factors used in determining revenue recognition. As a result of such performance criteria, only a portion of the systems revenues and the majority of the system costs may be recorded during the early stages of a system deployment. Accordingly, revenues and direct margins recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements, as was the case during the last half of 1996. The resulting deferral of revenue is recognized in subsequent periods as the performance criteria specified in the applicable agreement is met.

In addition, the Company has incurred substantial operating expenses during the early deployments, primarily in the areas of sales and marketing, installation and customer support, and in research and development. The Company expects that its costs and expenses will continue to increase in the future, due to a continual need to make substantial investments in research and development, enhanced sales and marketing activities, and expansion of customer support capabilities needed to service its anticipated product deployments in both domestic and international markets.

The Company's revenue and customer base is currently concentrated among a few large domestic cellular carriers due to the significant concentration of ownership and/or control of cellular licenses. As the Company expands its domestic and international marketing efforts, and as the wireless communications industry expands beyond cellular telephony to include other wireless communication services, the Company believes that it will be able to diversify its revenue and customer base. To date, the Company's sales have been generated by the Company's in-house sales force. The Company currently uses and expects to continue using agents and/or distributors in conjunction with its in-house sales efforts for sales in the international marketplace. While the Company has not yet signed international sales agreements, it is in the process of exploring and identifying limitations that may be placed upon it by foreign operations and the expected resulting impact upon the

Company's results of operations and liquidity. Its success in exploiting these expanded markets and in achieving and maintaining profitability on both domestic and international operations, will depend on, among other things, its ability to: (i) make its existing and future technology commercially acceptable, (ii) recognize and successfully adapt to the rapid changes in the wireless communications industry (including digital services), (iii) enhance and expand its manufacturing activities concurrent with its growth, (iv) comply with foreign regulatory requirements without negatively impacting the Company's results of operations or liquidity, (v) manage intellectual property protection in foreign countries, (vi) manage foreign currency exchange rate fluctuations that may be attributed to international sales contracts, and (vii) engage additional sales agents and/or distributors on a timely and economic basis. These and other factors could delay revenues and/or increase the cost of doing business.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Total revenues increased 2,263% to $17.4 million in 1997 from $.7 million in 1996 and the Company generated net income of $4.4 million, or $0.19 per share in 1997 compared to net loss of $2.5 million, or $0.12 per share in 1996.
The increase in revenues and resulting net income is directly attributable to the Company's deployment and commercial acceptance of its Blackbird Products.

Systems revenues are generated from licensing and sales of the Company's proprietary software and hardware products, from the sale of third party equipment sold in support of the proprietary systems, and to a lesser extent, fees earned associated with the installation and deployment of such systems. Systems revenues increased 3,795% to $16.8 million in 1997 from $0.4 million in 1996 and represent revenues primarily from Blackbird Products derived from sales under the agreements with AirTouch, BANM, GTE-California and Ameritech.
 There were no corresponding system revenues during 1996. System revenues from Hotwatch Products during the period were minimal and are not expected to contribute significantly to revenues in the future.

Service revenues are derived primarily from hardware and software maintenance, software upgrades and new releases, No Clone ZoneSM roaming protection services, system monitoring and related professional services provided in support of the Company's currently deployed product base. These revenues increased 79% to $0.5 million in 1997 from $0.3 million in 1996. This increase is directly attributable to growing service revenues originating from Blackbird Products that were deployed in late 1996. The Company anticipates that total service revenues during 1997 and beyond will continue to increase as a result of continued deployment of the Company's Blackbird Products.

Costs of systems and services increased 727% to $8.4 million in 1997 from $1.0 million in 1996. Costs of systems and services are primarily comprised of the costs of: (i) equipment (which primarily includes proprietary and third party hardware, and to a lesser extent, manufacturing overhead, and related expenses), (ii) amortization of capitalized software development,
(iii) system integration and installation, (iv) patent royalty fees, and (v) customer support. Costs of equipment totaled $6.0 million in 1997 and were primarily related to Blackbird Product deployments. Such costs for the corresponding period in 1996 were minimal. Cost of software amortization, system integration and installation, patent license fees and customer support increased 140% to $2.4 million in 1997 from $1.0 million in 1996 and is attributable primarily to increased personnel and related overhead costs associated with installing and supporting products in the Company's expanded customer base.

Costs of systems and services, as a percent of total revenues, were 48% and 138% for the 1997 and 1996 periods, respectively. The improvement in 1997 is attributable to an increased volume of system sales, where direct margins exceeded fixed costs of systems and services, which was not the case in 1996.

Sales and marketing expenses increased 70% to $1.4 million in 1997 from $0.8 million in 1996. This increase is primarily attributable to personnel and related costs incurred in connection with the Company's increased efforts to generate demand for its products and the costs incurred during both pre- and post-sales contract activities related to the Blackbird Products. To a lesser extent, variable sales incentive compensation contributed to the 1997 increased expenses.

General and administrative expenses increased 75% to $0.9 million in 1997 from $0.5 million in 1996 principally due to increased personnel related costs associated with the continued expansion of the Company's business, and to a lesser extent, incentive compensation accruals that would be payable upon achievement of annual financial and operating goals.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation, and fixing and refining features for the software and hardware components included in the Company's current and future product lines. Research and development costs increased 135% to $2.3 million in 1997 from $1.0 million in 1996. Software development costs of $0.4 million were capitalized during each period for 1997 and 1996 and related to the development of the Blackbird Products. Capitalized development costs did not increase in 1997 at the same rate as did research and development expenses primarily due to an increase in the non-capitalizable research, design, and maintenance activities associated with the Blackbird Products either deployed or new and/or enhanced products in the research and design stages. Including capitalized software development costs, gross research and development expenditures increased 93% to $2.7 million in 1997 from $1.4 million in 1996, primarily due to expanded investment in the Blackbird Products.

Interest income decreased 55% to $0.05 million in 1997 from $0.1 million in 1996. The decrease was attributable to lower average cash balances invested at lower average interest rates during 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software development, property and equipment requirements, working capital and the Company's operating losses in prior periods. The Company has historically funded these requirements through issuance of Common Stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 1997 the Company's cash balance was $4.7 million as compared to $4.9 million on December 31, 1996. The Company's working capital increased to $15.2 million at March 31, 1997 from $11.4 million at December 31, 1996.

Cash provided by operating activities amounted to $1.1 million in 1997, as compared to cash used by operating activities of $3.5 million in 1996. The major factor contributing to the Company's cash flow from operating activities is the profit recorded in 1997 and the loss incurred in 1996. Depreciation and amortization, which provides cash for operating activities, increased moderately and is attributable to the increased investment in software development and property and equipment as discussed below. In addition, the net changes in the balances of the major working capital components impacted cash flow from operating activities and included: (i) accounts receivable, which increased in 1997 as a result of Blackbird System revenues recorded during the first three months of the year, (ii) inventories, which decreased in response to sales demand for Blackbird Products during 1997, (iii) accounts payable, which decreased due to payments made for inventory purchases in late 1996, (iv) deferred revenue, which increased primarily as a result of the growth of prepaid maintenance and service contracts related to the Blackbird system sales, and (v) customer deposits, which decrease reflects revenues associated with initial sales to new customers that were recorded subsequent to cash received. During the early stages of deploying the Blackbird Products, the Company has experienced uneven cash flow and operating results. These factors originate from the deferred revenue recognition and payment terms contained in customer agreements.

Cash utilized by investing activities totaled $1.2 million and $0.6 million in 1997 and 1996, respectively. The Company's capital requirements during such periods were (i) software development of the Blackbird Products and (ii) property and equipment, primarily for furniture, leaseholds, and equipment associated with expanding the Company's business. These expenditure levels are expected to continue in 1997 at or above the current levels. At March 31, 1997, the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software and/or hardware technology in the event that an attractive opportunity arises.

Cash provided by financing activities (exercise of stock options by the Company's directors, officers and employees) totaled $0.02 million and $0.4 million during 1997 and 1996, respectively.

In November 1996, the Company sold 400,000 shares of common stock to investors in a private placement with proceeds to the Company approximating $6.4 million net of estimated expenses. A registration statement for the resale of such shares was declared effective by the Securities and Exchange Commission in April 1997. Also, in November 1996, the Company obtained a $5.0 million line of credit from a major bank. The line, which is secured by all personal property of the Company, bears interest at the prime rate plus
 .75% and expires September 30, 1997. The proceeds from the stock sale and the line of credit will be used to fund the Company's growth and provide additional working capital. No funds have been drawn on the line of credit as of this date.

The Company expects to continue to incur substantial expenses in (i) support of research and development activities, (ii) growth of its sales and marketing organization, (iii) support for new products and the anticipated expanded customer base, (iv) enhancing the hardware design and manufacturing processes, and (v) administrative activities. The Company believes that cash flow anticipated from its operating activities, existing cash balances and cash available under its line of credit, are sufficient to fund its operations for at least the next 12 months.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the cellular communications market; its vulnerability to rapid industry change and technological obsolescence; uncertainties in duration of the life cycle of its products; risks involved in the early stages of the life cycle of its products, including worldwide commercial market acceptance and the risks that its current and future products may contain errors or be affected by technical problems that would be difficult and costly to detect and correct; manufacturing difficulties; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers; the possible impact of competitive products and pricing; the uncertain level of actual purchases of its products by current and prospective domestic and international customers under existing and future agreements; uncertainties in the Company's ability to implement these agreements sufficiently to permit it to recognize revenue under its accounting policies (including its ability to meet product performance criteria contained in such agreements); the results of financing efforts; uncertainties with respect to the Company's business strategy; general economic conditions; and other risks described in the Company's filings with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     EXHIBITS

10.1 Master Purchase and License Agreement between the Company and GTE Mobilnet Service Corp. dated April 23, 1997 (2)

11.1   Computation of Earnings Per Share (1)

27     Financial Data Schedule - filed only with EDGAR submission

--------------------

(1)    Filed herewith.
(2) Filed herewith, confidential treatment requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.

b)     REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K, the date of which was January 2, 1997, under Item 5 of such Report, relating to a lawsuit commenced against the Company.

       The Company filed a Current Report on Form 8-K, the date of which was January 21, 1997, under Item 5 of such Report, relating to an agreement modifying the employment relationship between the Company and its then President and Chief Operating Officer.

       The Company filed a Current Report on Form 8-K, the date of which was February 19, 1997, under Item 5 of such Report, relating to an employment agreement entered into with the current President and Chief Operating Officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CELLULAR TECHNICAL SERVICES COMPANY, INC.

                                   By: /s/Michael E. McConnell
                                      ----------------------------------------
                                       Michael E. McConnell
                                       Vice President and Chief Financial
                                        Officer
                                       May 14, 1997