Form 10-Q
period 1997-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 1997-08-14
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                              Washington, DC.  20549

                                    FORM 10-Q
                                    ---------

                  Quarterly Report Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
JUNE 30, 1997                                                            -------
-------------

                      CELLULAR TECHNICAL SERVICES COMPANY, INC.
                      -----------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                      11-2962080
-------------------------------                     -------------------
(State of Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                    2401 FOURTH AVENUE, SEATTLE, WASHINGTON   98121
                    ------------------------------------------------
                 (Address of Principal Executive Offices)  (Zip Code)

         Registrant's telephone number, including area code:  (206) 443-6400
                                                              --------------

                                  NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

    22,792,892 shares of the Registrant's Common Stock were outstanding as of August 11, 1997.

                 CELLULAR TECHNICAL SERVICES COMPANY, INC.

                       TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .   8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .  14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.

                               CONDENSED BALANCE SHEETS

                         (in 000's, except per share amounts)
                                     (unaudited)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1997            1996
                                                                   -------       ------------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $ 7,791        $  4,854
  Accounts receivable, net                                           6,752          11,616
  Inventories, net                                                   6,224           8,275
  Prepaid expenses and other current assets                            552             831
                                                                   -------        --------
    Total Current Assets                                            21,319          25,576
PROPERTY AND EQUIPMENT, net                                          4,055           3,177
SOFTWARE DEVELOPMENT COSTS, net                                      3,780           3,599
                                                                   -------        --------
TOTAL ASSETS                                                       $29,154        $ 32,352
                                                                   -------        --------
                                                                   -------        --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $ 1,823        $  6,365
  Payroll related liabilities                                        1,036             735
  Taxes (other than payroll and income)                                562             660
  Customers' deposits                                                   38           4,626
  Deferred revenue                                                   3,380           1,781
                                                                   -------        --------
    Total Current Liabilities                                        6,839          14,167

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value per share, 5,000 shares
   authorized, none issued and outstanding
  Common Stock, $0.001 par value per share, 30,000
   shares authorized, 22,749 shares issued and
   outstanding in 1997 and  22,636 in 1996                              23              23
  Additional paid-in capital                                        29,850          29,138
  Deficit                                                           (7,558)        (10,976)
                                                                   -------        --------
    Total Stockholders' Equity                                      22,315          18,185
                                                                   -------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $29,154        $ 32,352
                                                                   -------        --------
                                                                   -------        --------

---------------
The accompanying notes are an integral part of these financial statements.

                 CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           STATEMENTS OF OPERATIONS

                     (in 000's, except per share amounts)
                                 (unaudited)

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED,
                                                       JUNE 30,                     JUNE 30
                                                ----------------------        ----------------------
                                                  1997           1996           1997           1996
                                                -------        -------        -------        -------
REVENUES
  Systems                                       $ 5,612        $ 2,556        $22,439        $ 2,988
  Services                                        1,113            254          1,654            557
                                                -------        -------        -------        -------
Total Revenues                                    6,725          2,810         24,093          3,545
COSTS AND EXPENSES
  Cost of systems and services                    3,737          1,665         12,112          2,678
  Sales and marketing                               989            675          2,383          1,498
  General and administrative                        877          1,160          1,771          1,671
  Research and development                        2,162          1,361          4,501          2,357
                                                -------        -------        -------        -------
Total Costs and Expenses                          7,765          4,861         20,767          8,204
                                                -------        -------        -------        -------
INCOME (LOSS) FROM
OPERATIONS                                       (1,040)        (2,051)         3,326         (4,659)
INTEREST INCOME                                      44             61             92            168
                                                -------        -------        -------        -------
INCOME (LOSS) BEFORE INCOME TAXES                  (996)        (1,990)         3,418         (4,491)
PROVISION FOR INCOME TAXES                            0              0              0              0
                                                -------        -------        -------        -------
NET INCOME (LOSS)                               $  (996)       $(1,990)       $ 3,418        $(4,491)
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------
NET INCOME (LOSS) PER SHARE                     $  (.04)       $  (.09)       $   .15        $  (.21)
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------
WEIGHTED AVERAGE SHARES OUTSTANDING              22,696         21,898         23,204         21,754
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

---------------
The accompanying notes are an integral part of these financial statements.

                 CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           STATEMENTS OF CASH FLOWS

                     (in 000's, except per share amounts)
                                 (unaudited)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            --------------------
                                                                              1997         1996
                                                                            -------      -------
OPERATING ACTIVITIES
  Net income (loss)                                                         $ 3,418      $(4,491)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Depreciation and amortization of property and equipment                     580          369
    Amortization of software development costs                                  610          545
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                              4,864         (261)
      Decrease (increase) in inventories                                      2,051       (2,580)
      Decrease in prepaid expenses and other current assets                     279           48
      (Decrease) increase in accounts payable and accrued liabilities        (4,542)         796
      Increase in payroll related liabilities                                   301          346
      Decrease in taxes (other than payroll and income)                         (98)         (24)
      (Decrease) increase in customers' deposits                             (4,588)         851
      Increase (decrease) in deferred revenue                                 1,599          (27)
                                                                            -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           4,474       (4,428)
INVESTING ACTIVITIES
  Purchase of property and equipment                                         (1,458)        (313)
  Capitalization of software development costs                                 (791)        (716)
                                                                            -------      -------
NET CASH USED IN INVESTING ACTIVITIES                                        (2,249)      (1,029)
FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                       712        1,021
                                                                            -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       712        1,021
                                                                            -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          2,937       (4,436)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              4,854        9,448
                                                                            -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 7,791      $ 5,012
                                                                            -------      -------
                                                                            -------      -------

---------------
The accompanying notes are an integral part of these financial statements.

                 CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1996 balance sheet, which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                               JUNE 30,      DECEMBER 31,
                                                 1997           1996
                                               -------       ------------
Raw materials and components                    $2,855         $2,723
Work in process and finished components          4,079          6,014
                                                ------         ------
                                                 6,934          8,737
Less inventory reserves                           (710)          (462)
                                                ------         ------
                                                $6,224         $8,275
                                                ------         ------
                                                ------         ------

NOTE C - EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share (which will be called "basic" earnings per share), the dilutive effect of stock options will be excluded. The impact of Statement No. 128 is not expected to result in a material change in either primary or fully diluted earnings per share for the three and six months periods ended June 30, 1997 and June 30, 1996, respectively.

NOTE D - RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform to the current period's presentation.

NOTE E - CONTINGENCIES:

In July 1997 several lawsuits were filed against the Company and its Chairman of the Board of Directors and Chief Executive Officer in the United States District Court for the Western District of Washington at Seattle. The lawsuits are similar in nature and each purports to be a class action on behalf of all persons who purchased the Company's common stock between November 14, 1996 and June 30, 1997. The lawsuits allege that defendants made false and misleading statements which deceived the investing public regarding the business, financial condition and prospects of the Company resulting in an artificially inflated market price of the Company's stock. The complaints allege violations of certain federal securities laws and seek damages in unspecified amounts. The Company believes that the lawsuits are without merit and intends to vigorously defend against such suits.

On July 29, 1997 an additional lawsuit was filed against the Company, its Chairman of the Board of Directors and Chief Executive Officer and its former President and Chief Operating Officer in the United States District Court for the Western District of Washington at Seattle. The lawsuit, which purports to be a class action on behalf of all persons who purchased the Company's common stock between March 31, 1995 and July 28, 1997, alleges that the defendants made false and misleading statements, and failed to disclose material facts, about the ownership of key patents and trade secrets and that the individual defendants profited from these statements and omissions by selling shares of common stock of the Company owned by them. The complaint alleges violations of certain federal securities laws and seeks damages in an unspecified amount. The Company believes that the lawsuit is without merit and intends to vigorously defend against such suit.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the cellular communications market; its vulnerability to rapid industry change and technological obsolescence; uncertainties in duration of the life cycle of its products; risks involved in the early stages of the life cycle of its products, including worldwide commercial market acceptance and the risks that its current and future products may contain errors or be affected by technical problems that would be difficult and costly to detect and correct; manufacturing difficulties; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers; the possible impact of competitive products and pricing; the uncertain level of actual purchases of its products by current and prospective domestic and international customers under existing and future agreements; uncertainties in the Company's ability to implement these agreements sufficiently to permit it to recognize revenue under its accounting policies (including its ability to meet product performance criteria contained in such agreements); the results of financing efforts; the results of pending litigation; uncertainties with respect to the Company's business strategy; general economic conditions; and other risks described in the Company's filings with the Securities and Exchange Commission.

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

In 1995, the Company began conducting trials for the purpose of testing and evaluating the Blackbird Products. Since that time, and beginning in 1996, the Company has signed agreements with AirTouch Cellular ("AirTouch"), Bell Atlantic NYNEX Mobile ("BANM"), GTE Mobilnet of California Limited Partnership ("GTE-California"), GTE Mobilnet Service Corp. ("GTE Corp."), Ameritech Mobile Communications, Inc. ("Ameritech") and SNET Mobility ("SNET") to deploy and support the Blackbird Products. During the last half of 1996, the Company recorded its first substantive Blackbird Product revenues from AirTouch and BANM. During 1997, the Company has recorded revenues from all of the customers noted above. In addition, the Company has signed letters of intent with two domestic carriers and one international carrier to deploy the Blackbird Products. The Company is currently negotiating contracts with these carriers.

Revenue recognition for the Company's systems is based upon performance criteria which vary by customer and/or by product. The significant factors used in determining revenue recognition generally include physical hardware and software delivery, definitions of system delivery, and customer acceptance. As a result of such performance criteria, the Company may record a portion of the systems revenues and the majority of the system costs at shipment or during the early stages of a system deployment. In certain cases no systems revenues may be recorded at time of shipment, while certain operating costs may be recorded during the deployment process. Accordingly, revenues and direct margins recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements. The resulting deferral of revenue is recognized in subsequent periods upon meeting the performance criteria specified in the applicable agreement.

In addition, the Company has incurred substantial operating expenses during the early deployments, primarily in the areas of sales and marketing, installation, customer support, and in research and development. The Company expects that its costs and expenses will continue to increase in the future, due to a continual need to (i) make substantial investments in research and development, (ii) enhance its sales and marketing activities, (iii) expand and enhance its customer support capabilities needed to service the anticipated product deployments in both domestic and international markets and (iv) enhance its general and administrative activities to support the expansion of the Company's business. In addition, the Company anticipates that it may incur increased legal fees in connection with various class action lawsuits recently filed.

The Company's revenue and customer base is currently concentrated among a few large domestic cellular carriers due to the significant concentration of ownership and/or control of cellular licenses. Furthermore, the Company's Blackbird Products currently are used exclusively for analog cellular networks. As the Company expands its domestic and international marketing efforts, and as it expands its technology to meet the wireless communications industry's continued expansion beyond analog cellular telephony to include other wireless communication services, the Company believes that it will be able to diversify its revenue and customer base. To date, the Company's sales have been generated by the Company's in-house sales force. The Company currently uses and expects to continue using agents and/or distributors in conjunction with its in-house sales efforts for sales in the international marketplace. While the Company has signed an international distribution agreement in the Pacific Rim area, it has not shipped any completed systems for commercial deployment in that area, nor has it signed any other international sales agreements. The Company is in the process of exploring and identifying limitations that may be placed upon it by foreign operations and the expected resulting impact upon the Company's results of operations and liquidity. Its success in exploiting these expanded markets and in achieving and maintaining profitability on both domestic and international operations, will depend on, among other things, its ability to: (i) make its existing and future technology commercially acceptable, (ii) recognize and successfully adapt to the rapid changes in the wireless communications industry (including digital services), (iii) enhance and expand its manufacturing activities concurrent with its growth, (iv) comply with foreign regulatory requirements without negatively affecting the Company's results of operations or liquidity, (v) manage intellectual property protection both domestically and in foreign countries, (vi) manage foreign currency exchange rate fluctuations that may be attributed to international sales contracts, and (vii) engage additional sales agents and/or distributors on a timely and economic basis. These and other factors could delay revenues and/or increase the cost of doing business.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

TOTAL REVENUES increased 139% to $6.7 million in 1997 from $2.8 million in 1996 and the Company incurred a net loss of $1.0 million, or $0.04 per share in 1997 compared to a net loss of $2.0 million, or $0.09 per share in 1996. The increase in revenues and the reduction in net loss is directly attributable to the Company's deployment and commercial acceptance of its Blackbird Products.

SYSTEMS REVENUES are generated from licensing and sales of the Company's proprietary software and hardware products, from the sale of third party equipment sold in support of the proprietary systems, and to a lesser extent, fees earned associated with the installation and deployment of such systems. Systems revenues increased 120% to $5.6 million in 1997 from $2.6 million in 1996 and represent revenues primarily from Blackbird Products. There were $0.4 million of system revenues from Blackbird Products during 1996 relating primarily to third party hardware shipments. System revenues from Hotwatch Products, which were $0.1 million in 1997 compared to $2.1 million in 1996, are not expected to contribute significantly to revenues in the future.

SERVICE REVENUES are derived primarily from hardware and software maintenance, software upgrades and new releases, No Clone Zone-SM- roaming fraud protection services, system monitoring and related professional services provided in support of the Company's currently deployed product base. These revenues increased 338% to $1.1 million in 1997 from $0.3 million in 1996 with approximately 90% of the 1997 revenues derived from the Blackbird Products. This increase is directly attributable to growing service revenues originating from Blackbird Product deployments in late 1996 and early 1997. The Company anticipates that total service revenues during 1997 and beyond will continue to increase as a result of continued deployment of the Company's Blackbird Products.

COSTS OF SYSTEMS AND SERVICES increased 124% to $3.7 million in 1997 from $1.7 million in 1996. Costs of systems and services are primarily comprised of the costs of: (i) equipment (which primarily includes both proprietary and third party hardware, and to a lesser extent, manufacturing overhead, and related expenses), (ii) amortization of capitalized software development,
(iii) system integration and installation, (iv) royalty fees related to the licensing of intellectual property rights from others, and (v) customer support. While the 1997 costs relate primarily to Blackbird Products, the 1996 costs relate to both the Blackbird and Hotwatch Products. Costs of systems and services for 1996 were primarily comprised of (i) direct costs related to the third party equipment revenues discussed above, (ii) costs associated with the deployment of Blackbird Products under various customer agreements whose revenues were recorded in subsequent periods, and (iii) ongoing support costs of the Hotwatch Products. Costs of systems and services, as a percent of total revenues, were 56% and 59% for the 1997 and 1996 periods, respectively. The improved cost to revenue ratio in 1997 is attributable to (i) increased service revenues (described above) which carry a lower cost component resulting from leveraging the Company's fixed customer support operating expenses, (ii) reduction of inventory reserves resulting from the sale of certain previously reserved component parts to the Company's Asia Pacific distributor (who obtained the manufacturing rights for such component parts), and (iii) reduction of previously accrued royalty fees, with the reduction based upon the continual review and assessment of the Company's royalty fee liabilities.

SALES AND MARKETING EXPENSES increased 47% to $1.0 million in 1997 from $0.7 million in 1996. This increase is primarily attributable to (i) personnel and related costs incurred in connection with the Company's increased efforts to generate and maintain demand for its products, (ii) the costs incurred during both pre- and post-sales contract activities related to the Blackbird Products, and (iii) variable sales incentive compensation. Sales and marketing expenses, as a percent of revenues, decreased to 15% in 1997 from 24% in 1996 and is attributable to leveraging the Company's fixed costs in generating the 139% increase in revenues discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES decreased 24% to $0.9 million in 1997 from $1.2 million in 1996. However, excluding (i) $0.4 million of non-recurring 1996 expenses related to the Company's 1996 proposed public offering which was subsequently withdrawn due to unfavorable stock market conditions, and (ii) $0.2 million of reduced performance based incentive compensation expenses resulting from lower than expected 1997 operating results, general and administrative expenses increased $0.3 million, or 50%, from the $0.6 million incurred in 1996. The increase was principally due to increased personnel related costs (including recruiting and relocation costs) associated with the continued expansion of the Company's business.

RESEARCH AND DEVELOPMENT EXPENDITURES include the costs for research, design, development, testing, preparation of training and user documentation, and fixing and refining features for the software and hardware components included in the Company's current and future product lines. Research and development costs increased 59% to $2.2 million in 1997 from $1.4 million in 1996. Software development costs of $0.4 million and $0.3 million were capitalized during 1997 and 1996 respectively and related to the development of the Blackbird Products. Capitalized development costs did not increase in 1997 at the same rate as did research and development expenses primarily due to an increase in the non-capitalizable research, design, and maintenance activities associated with the Blackbird Products either deployed or new and/or enhanced products in the research and design stages. Including capitalized software development costs, gross research and development expenditures increased 53% to $2.6 million in 1997 from $1.7 million in 1996, primarily due to expanded investment in the Blackbird Products.

INTEREST INCOME decreased 28% to $0.04 million in 1997 from $0.06 million in 1996. The decrease was attributable to lower average cash balances invested at lower average interest rates during 1997 as compared to 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

TOTAL REVENUES increased 580% to $24.1 million in 1997 from $3.5 million in 1996 and the Company generated net income of $3.4 million, or $0.15 per share in 1997 compared to net loss of $4.5 million, or $0.21 per share in 1996.
The increase in revenues and resulting net income is directly attributable to the Company's deployment and commercial acceptance of its Blackbird Products.

SYSTEMS REVENUES increased 651% to $22.4 million in 1997 from $3 million in 1996 and represent revenues primarily from Blackbird Products. Systems revenues from Hotwatch Products, which were $0.5 million in 1997 and $2.5 million in 1996, are not expected to contribute significantly to future revenues.

SERVICE REVENUES increased 197% to $1.7 million in 1997 from $0.6 million in 1996 with approximately 85% of the 1997 revenues derived from the Blackbird Products. This increase is directly attributable to growing service revenues originating from Blackbird Product deployments in late 1996 and early 1997. The Company anticipates that total service revenues during 1997 and beyond will continue to increase as a result of the continued deployment of the Company's Blackbird Products.

COSTS OF SYSTEMS AND SERVICES increased 352% to $12.1 million in 1997 from $2.7 million in 1996. Costs of systems and services, as a percent of total revenues, were 50% and 76% for the 1997 and 1996 periods, respectively. The improvement in 1997 is primarily attributable to (i) an increased volume of system sales that carried higher direct variable margins, (ii) leveraging fixed overhead costs relating to manufacturing, installation and system integration, and (iii) increased service revenues that benefited from leveraging fixed customer support operating expenses.

SALES AND MARKETING EXPENSES increased 59% to $2.4 million in 1997 from $1.5 million in 1996. This increase is primarily attributable to (i) personnel and related costs incurred in connection with the Company's increased efforts to generate and maintain demand for its products, (ii) the costs incurred during both pre- and post-sales contract activities related to the Blackbird Products, and (iii) variable sales incentive compensation. Sales and marketing expenses, as a percent of revenues, decreased to 10% in 1997 from 42% in 1996 and is attributable to leveraging the Company's fixed costs in generating the 580% increase in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES increased 6% to $1.8 million in 1997 from $1.7 million in 1996. However, excluding $0.4 million of non-recurring 1996 expenses described above, general and administrative expenses increased $0.5 million, or 38%, from $1.3 million incurred in 1996. The increase was principally due to increased personnel related costs associated with the continued expansion of the Company's business.

RESEARCH AND DEVELOPMENT COSTS increased 91% to $4.5 million in 1997 from $2.4 million in 1996. Software development costs of $0.8 million and $0.7 million were capitalized during 1997 and 1996 respectively, and related to the development of the Blackbird Products. Capitalized development costs did not increase in 1997 at the same rate as did research and development expenses primarily due to an increase in the non-capitalizable research, design, and maintenance activities associated with the Blackbird Products either deployed or new and/or enhanced products in the research and design stages. Including capitalized software development costs, gross research and development expenditures increased 75% to $5.3 million in 1997 from $3.1 million in 1996, primarily due to expanded investment in the Blackbird Products.

INTEREST INCOME decreased 45% to $0.09 million in 1997 from $0.17 million in 1996. The decrease was attributable to lower average cash balances invested at lower average interest rates during 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software and hardware development, property and equipment requirements, working capital and the Company's operating losses in certain periods. The Company has historically funded these requirements through issuance of Common Stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On June 30, 1997 the Company's cash balance was $7.8 million as compared to $4.9 million on December 31, 1996. The Company's working capital increased to $14.5 million at June 30, 1997 from $11.4 million at December 31, 1996.

CASH PROVIDED BY OPERATING ACTIVITIES amounted to $4.5 million in 1997, as compared to cash used by operating activities of $4.4 million in 1996. The major factor contributing to the Company's improved cash flow from operating activities is the profit recorded in 1997 as compared to the loss incurred in 1996. Depreciation and amortization, which provides cash for operating activities, increased moderately and is attributable to increased investments in software development and property and equipment as discussed below. In addition, the net changes in the balances of the major working capital components affected cash flow from operating activities during 1997 and included: (i) accounts receivable, which decreased as a result of a) collection of older 1996 receivables originating from the initial deployments of the Blackbird Products and b) more favorable payment terms on 1997 system shipments as compared to payment terms for the initial 1996 system shipments,
(ii) inventories, which decreased due to the Company's inventory balancing efforts undertaken after the significant inventory build-up during the fourth quarter of 1996 (notwithstanding these inventory balancing efforts, the Company is beginning to place orders for fourth quarter 1997 and first quarter 1998 production of hardware for expected sales to both its current and prospective international and domestic customers), (iii) accounts payable, which decreased primarily due to 1997 payments made for fourth quarter 1996 inventory purchases, (iv) deferred revenue, which increased primarily as a result of the growth of prepaid maintenance and service contracts related to system sales of the Blackbird Products, and (v) customer deposits, which decrease reflects application of 1996 payments (that originated from 1996 shipments) against related revenues recorded in 1997. During the early stages of deploying the Blackbird Products, the Company has experienced uneven cash flow and operating results. These factors originate from uneven quarterly sales, cash receipts associated with deferred revenue recognition and varying payment terms contained in customer agreements.

CASH UTILIZED BY INVESTING ACTIVITIES totaled $2.2 million and $1 million in 1997 and 1996, respectively. The Company's capital requirements during such periods were (i) software development of the Blackbird Products and (ii) property and equipment, primarily for furniture, leaseholds, and equipment associated with expanding the Company's business. These expenditure levels are expected to be lower during the later half of 1997 but could increase late in the year and more significantly in 1998 should the Company experience significant growth or increase its expenditures for product development or product acquisition related activities. At June 30, 1997, the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software and/or hardware technology in the event that an attractive opportunity arises. The Company is currently evaluating such opportunities complimentary to the Blackbird Products.

CASH PROVIDED BY FINANCING ACTIVITIES (exercise of stock options by the Company's directors, officers and employees) totaled $0.7 million and $1 million during 1997 and 1996, respectively.

In November 1996, the Company sold 400,000 shares of common stock to investors in a private placement with proceeds to the Company approximating $6.4 million net of estimated expenses. A registration statement for the resale of such shares was declared effective by the Securities and Exchange Commission in April 1997. Also, in November 1996, the Company obtained a $5.0 million line of credit from a major bank. The line, which is secured by all personal property of the Company, bears interest at the prime rate plus
 .75% and expires September 30, 1997. The proceeds from the stock sale have been used and the line of credit may be used to fund the Company's growth and provide additional working capital. No funds have been drawn on the line of credit as of this date.

The Company expects to continue to incur substantial expenses in (i) support of research and development activities, (ii) growth of its sales and marketing organization, (iii) support for new products and the anticipated expanded customer base, (iv) enhancing the hardware design and manufacturing processes, and (v) administrative activities, including legal fees expected to be incurred in connection with several recently filed class action lawsuits. The Company believes that cash flow anticipated from its operating activities, existing cash balances and cash available under its line of credit, are sufficient to fund its operations for at least the next 12 months. However, uneven future operating results could require the Company to seek additional financing from either debt or equity sources.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1997 several lawsuits were filed against the Company and its Chairman of the Board of Directors and Chief Executive Officer in the United States District Court for the Western District of Washington at Seattle. The lawsuits are similar in nature and each purports to be a class action on behalf of all persons who purchased the Company's common stock between November 14, 1996 and June 30, 1997. The lawsuits allege that defendants made false and misleading statements which deceived the investing public regarding the business, financial condition and prospects of the Company resulting in an artificially inflated market price of the Company's stock. The complaints allege violations of certain federal securities laws and seek damages in unspecified amounts. The Company believes that the lawsuits are without merit and intends to vigorously defend against such suits.

On July 29, 1997 an additional lawsuit was filed against the Company, its Chairman of the Board of Directors and Chief Executive Officer and its former President and Chief Operating Officer in the United States District Court for the Western District of Washington at Seattle. The lawsuit, which purports to be a class action on behalf of all persons who purchased the Company's common stock between March 31, 1995 and July 28, 1997, alleges that the defendants made false and misleading statements, and failed to disclose material facts, about the ownership of key patents and trade secrets and that the individual defendants profited from these statements and omissions by selling shares of common stock of the Company owned by them. The complaint alleges violations of certain federal securities laws and seeks damages in an unspecified amount. The Company believes that the lawsuit is without merit and intends to vigorously defend against such suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on July 8, 1997.

ELECTION OF ONE CLASS III DIRECTOR

Stephen P. Katz was elected as Class III director to the Company's Board of Directors to hold office until the Company's third annual meeting of the stockholders following the election or until his successor is duly elected and qualified. The other directors, whose terms of office continued after the meeting are Jay Goldberg, Lawrence Schoenberg and William C. Zollner. In connection with the election of directors, the stockholders vote was:

Nominee                For         Withheld    Broker Non-Votes
-------                ---         --------    ----------------
Stephen P. Katz    15,518,546     2,721,007           0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

     11.1     Computation of Earnings Per Share (1)

     27       Financial Data Schedule - filed only with EDGAR submission

--------------------------------------------
    (1)  Filed herewith.

b)  REPORTS ON FORM 8-K

During the fiscal quarter covered by this report, the Company filed a Current Report on Form 8-K for an event that occurred on July 15, 1997 reporting on
Item 5.  No financial statements were included in such filing.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         By:  /s/ MICHAEL E. MCCONNELL
                              -----------------------------------
                              Michael E. McConnell
                              Vice President and Chief Financial Officer
                              August 13, 1997