Form 10-Q
period 1997-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 1997-11-13
CIK 876378

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC.  20549

                                      FORM 10-Q
                                      ---------

                  Quarterly Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number 0-19437
SEPTEMBER 30, 1997                                                      -------
------------------

                       CELLULAR TECHNICAL SERVICES COMPANY, INC.
                (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                       11-2962080
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                    2401 FOURTH AVENUE, SEATTLE, WASHINGTON  98121
                 ----------------------------------------------------
                 (Address of Principal Executive Offices)  (Zip Code)

         Registrant's telephone number, including area code:  (206) 443-6400
                                                             ---------------
                                   NOT APPLICABLE
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                    year, if changed since last report.)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X    No
                                               ----    ----

         22,795,092 Common Shares were outstanding as of November 7, 1997.

                           TABLE OF CONTENTS FOR FORM 10-Q


PART I.  FINANCIAL INFORMATION..............................................   3


Item 1.  Financial Statements...............................................   3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   8


PART II. OTHER INFORMATION..................................................  13


Item 1.  Legal Proceedings..................................................  14
Item 6.  Exhibits and Reports on Form 8-K...................................  14

                      CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CELLULAR TECHNICAL SERVICES COMPANY, INC.

                                    BALANCE SHEETS
                                    --------------

                         (in 000's, except per share amounts)
                                     (unaudited)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1997            1996
                                                 -------------   -------------
                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   3,736      $   4,854
  Accounts receivable, net                            6,157         11,616
  Inventories, net                                    5,972          8,275
  Prepaid expenses and other current assets             559            831
                                                  ---------      ---------

    Total Current Assets                             16,424         25,576
PROPERTY AND EQUIPMENT, net                           3,961          3,177
SOFTWARE DEVELOPMENT COSTS, net                       3,545          3,599
                                                  ---------      ---------
TOTAL ASSETS                                      $  23,930      $  32,352
                                                  ---------      ---------
                                                  ---------      ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $  1,665       $  6,365
  Payroll related liabilities                           825            735
  Taxes (other than payroll and income)                 564            660
  Customers' deposits                                    38          4,626
  Deferred revenue                                    3,236          1,781
                                                  ---------      ---------

    Total Current Liabilities                         6,328         14,167

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value per share,
  5,000 shares authorized, none issued and
  outstanding Common Stock, $0.001 par value
  per share, 30,000 shares authorized, 22,795
  shares issued and outstanding in 1997 and
  22,636 in 1996                                         23             23
  Additional paid-in capital                         29,886         29,138
  Deficit                                           (12,307)       (10,976)
                                                  ---------      ---------

    Total Stockholders' Equity                       17,602         18,185
                                                  ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  23,930      $  32,352
                                                  ---------      ---------
                                                  ---------      ---------

----------------------

The accompanying notes are an integral part of these financial statements.

                      CELLULAR TECHNICAL SERVICES COMPANY, INC.
                               STATEMENTS OF OPERATIONS

                         (in 000's, except per share amounts)
                                     (unaudited)


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                     ---------------------     -------------------------
                                                       1997         1996          1997            1996
                                                     -------     ---------     ----------      ---------
REVENUES
  Systems                                            $   993     $  10,256      $  23,432      $  13,246
  Services                                             1,386           193          3,040            749
                                                     -------     ---------     ----------      ---------
Total Revenues                                         2,379        10,449         26,472         13,995

COSTS AND EXPENSES
  Costs of Systems and Services                        3,356         7,810         15,468         10,494
  Sales and marketing                                    744           823          3,127          2,320
  General and administrative                           1,298           460          3,069          2,131
  Research and development                             1,805         1,349          6,306          3,702
                                                     -------     ---------     ----------      ---------

Total Costs and Expenses                               7,203        10,442         27,970         18,647
                                                     -------     ---------     ----------      ---------
INCOME (LOSS) FROM OPERATIONS                         (4,824)            7         (1,498)        (4,652)


INTEREST INCOME                                           75            47            167            215
                                                     -------     ---------     ----------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                     (4,749)           54         (1,331)        (4,437)
BENEFIT FOR INCOME TAXES                                   0             0              0              0
                                                     -------     ---------     ----------      ---------
NET INCOME (LOSS)                                    $(4,749)    $      54      $  (1,331)     $  (4,437)
                                                     -------     ---------     ----------      ---------
                                                     -------     ---------     ----------      ---------
NET INCOME (LOSS) PER SHARE                          $  (.21)    $     .00      $    (.06)     $    (.20)
                                                     -------     ---------     ----------      ---------
                                                     -------     ---------     ----------      ---------
WEIGHTED AVERAGE SHARES OUTSTANDING                   22,780        23,589         22,705         21,857
                                                     -------     ---------     ----------      ---------
                                                     -------     ---------     ----------      ---------

----------------------

The accompanying notes are an integral part of these financial statements.

                      CELLULAR TECHNICAL SERVICES COMPANY, INC.
                               STATEMENTS OF CASH FLOWS
                                      (in 000's)
                                     (unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                              ------------------------
                                                                                                 1997          1996
                                                                                              ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                                                    $  (1,331)     $  (4,437)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization of property and equipment                                         897            577
    Amortization of software development costs                                                    1,281            820
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                                  5,459         (6,594)
      Decrease (increase) in inventories                                                          2,303         (2,045)
      Decrease in prepaid expenses and other current assets                                         272            113
      (Decrease) increase in accounts payable and accrued liabilities                            (4,700)         3,154
      Increase in payroll related liabilities                                                        90            307
      Decrease (increase) in taxes (other than payroll and income)                                  (96)           152
      (Decrease) increase in customers' deposits                                                 (4,588)           155
      Increase in deferred revenue                                                                1,455          1,896
                                                                                              ---------      ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                               1,042         (5,902)

INVESTING ACTIVITIES
  Purchase of property and equipment                                                             (1,681)          (914)
  Capitalization of software development costs                                                   (1,227)        (1,074)
                                                                                              ---------      ---------


NET CASH USED IN INVESTING ACTIVITIES
FINANCING ACTIVITIES                                                                             (2,908)        (1,988)
  Proceeds from exercise of stock options                                                           748          2,237
                                                                                              ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           748          2,237
                                                                                              ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (1,118)        (5,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  4,854          9,448
                                                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $  3,736       $  3,795
                                                                                              ---------      ---------
                                                                                              ---------      ---------

----------------------

The accompanying notes are an integral part of these financial statements.

                      CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                           NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1996 balance sheet, which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Forms 10-Q for the three months ended March 31, 1997 and June 30, 1997, respectively.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                   -------------   ------------
         Raw materials and components                 $  2,726       $  2,723
         Work in process and finished components         4,415          6,014
                                                   -------------   ------------
                                                         7,141          8,737
         Less inventory reserves                        (1,169)          (462)
                                                   -------------   ------------
                                                      $  5,972       $  8,275
                                                   -------------   ------------
                                                   -------------   ------------

NOTE C - EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share (which will be called "basic" earnings per share), the dilutive effect of stock options will be excluded. The impact of Statement No. 128 is not expected to result in a material change in either primary or fully diluted earnings per share for the three and nine months periods ended September 30, 1997 and September 30, 1996, respectively.

NOTE D - RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform to the current period's presentation.

NOTE E - CONTINGENCIES:

In 1996, an action was brought against the Company by Reon International Corp. and Reon Corp. in the Superior Court of King County, Washington, in which the plaintiffs allege breach of contract, misappropriation of trade secrets, and breach of other obligations by the Company. The action was filed in late July 1996 and, since that time, a significant number of the plaintiffs' initial claims have been dismissed. The plaintiffs amended their complaint three times, most recently in January 1997, and now allege that certain transactions between the parties constitute a joint venture partnership. The plaintiffs seek dissolution of the alleged joint venture partnership, damages in excess of $10 million, and other relief. The Company believes that the lawsuit is without merit and is vigorously defending against this action.

Between July 1997 and September 1997, eight separate lawsuits were filed against the Company, its Chairman of the Board and Chief Executive Officer, and its former President and Chief Operating Officer in the United States District Court for the Western District of Washington at Seattle. The lawsuits are similar in nature and each purports to be a class action on behalf of all persons who purchased the Company's common stock during periods ranging between March 31, 1995 and July 30, 1997. The lawsuits allege that the defendants made false and misleading statements, and failed to disclose material facts, about the ownership of key patents and proprietary technology and about the Company's anticipated revenues and earnings, thereby violating certain federal securities laws. The plaintiffs in these lawsuits seek damages in unspecified amounts. In September 1997, the parties entered into a stipulation agreement, approved by the court, for the consolidation of these lawsuits into a single class action lawsuit. The consolidated complaint is scheduled to be filed by November 17, 1997. The Company believes this lawsuit is without merit and is vigorously defending against this action.

Although no estimate of any outcome of the above lawsuits can currently be made, an unfavorable resolution of such suits could materially affect the Company's liquidity, operating results, and/or financial position. The Company is also a party to other legal proceedings from time to time which arise in the ordinary course of business and/or which management believes will be resolved without a material adverse effect on Company's liquidity, operating results, or financial position.

                      CELLULAR TECHNICAL SERVICES COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto included in
Item 1. of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Forms 10-Q for the three months ended March 31, 1997, and June 30, 1997, respectively.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the analog cellular communications market; its vulnerability to rapid industry change and technological obsolescence; uncertainties in duration of the life cycle of its products; risks involved in the early stages of the life cycle of its products, including worldwide commercial market acceptance and the risks that its current and future products may contain errors or be affected by technical problems that would be difficult and costly to detect and correct; manufacturing difficulties; reliance on a relatively small number of suppliers for key components and processes; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers; the possible impact of competitive products and pricing; the uncertain level of actual purchases of its products by current and prospective domestic and international customers under existing and future agreements; conversion of existing letters of intent to agreements for deployment of the Company's products; uncertainties in the Company's ability to implement these agreements sufficiently to permit it to recognize revenue under its accounting policies (including its ability to meet product performance criteria contained in such agreements); the results of financing efforts; the results of pending litigation; uncertainties with respect to the Company's business strategy; general economic conditions; and other risks described in the Company's filings with the Securities and Exchange Commission.

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

Beginning in 1996, the Company signed agreements with AirTouch Cellular and certain affiliates ("AirTouch"), Bell Atlantic Mobile ("BAM") (formerly known as Bell Atlantic NYNEX Mobile), GTE Mobilnet of California Limited Partnership ("GTE-California"), GTE Mobilnet Service Corp. ("GTE Corp."), Ameritech Mobile Communications, Inc. ("Ameritech") and SNET Mobility ("SNET") to deploy and support the Blackbird Products. During the last half of 1996, the Company recorded its first substantive Blackbird Product revenues from AirTouch and BAM. During 1997, the Company has recorded revenues from all of the customers noted above. In addition, the Company has signed letters of intent to deploy the Blackbird Products with two additional domestic carriers and two international carriers. The Company is currently negotiating contracts with these carriers but cannot predict for certain if, or when, they will result in additional sales.

Revenue recognition for the Company's systems is based upon performance criteria which vary by customer and/or by product. The significant factors used in determining revenue recognition generally include physical hardware and software delivery, definitions of system delivery, and customer acceptance. As a result of such performance criteria, the Company may record a portion of the systems revenues and the majority of the system costs at shipment or during the early stages of a system deployment. In certain cases no systems revenues or systems costs may be recorded at time of shipment, while certain operating costs may be recorded during the deployment process. Accordingly, revenues and direct margins recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements. The resulting deferral of revenue is recognized in subsequent periods upon meeting the performance criteria specified in the applicable agreement.

In addition, the Company has incurred substantial operating expenses during the system deployment process, primarily in the areas of sales and marketing, installation, customer support, and in research and development. The Company expects that its costs and expenses will continue to increase in the future, due to a continual need to: (i) make substantial investments in research and development; (ii) enhance its sales and marketing activities; (iii) enhance its manufacturing processes; (iv) expand and enhance its customer support capabilities needed to service the anticipated product deployments in both domestic and international markets; and (v) enhance its general and administrative activities to support the expansion of the Company's business. In addition, the Company has incurred, and anticipates it will continue to incur, increased legal fees in connection with pending litigation.

The Company's revenue and customer base is currently concentrated among a few large domestic cellular carriers due to the significant concentration of ownership and/or control of cellular licenses. Furthermore, the Company's Blackbird Products currently are used exclusively for analog cellular networks. As the Company expands its domestic and international marketing efforts, and as it pursues expansion of its technology to meet the wireless communications industry's continued expansion beyond analog cellular telephony to include other wireless communication services, the Company believes that it will be able to diversify its revenue and customer base. To date, the Company's sales have been generated by the Company's in-house sales force. The Company currently uses and expects to continue using agents, distributors and/or referral arrangements in conjunction with its in-house sales efforts for sales in the international marketplace.

In addition to the risks inherent in operating in domestic markets (as described in this and previous filings with the Securities and Exchange Commission), the Company's operations in foreign markets are also susceptible to various risks, including, among other things, its ability to: (i) make its existing and future technology commercially acceptable in foreign markets;
(ii) recognize and successfully adapt to the rapid changes in the global wireless communications industry (including digital services); (iii) enhance and expand its manufacturing activities concurrent with its potential growth;
(iv) comply with foreign regulatory requirements without negatively affecting the Company's results of operations or liquidity; (v) manage intellectual property protection in foreign countries; (vi) manage foreign currency exchange rate fluctuations that may be attributed to international sales contracts; and (vii) engage additional sales agents and/or distributors on a timely and economic basis. These and other factors could delay, or alter the scope of, potential revenues and/or increase the cost of doing business in foreign countries.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

TOTAL REVENUES decreased 77% to $2.4 million in 1997 from $10.5 million in 1996 and the Company incurred a net loss of $4.7 million, or $0.21 per share in 1997 compared to net income of $.05 million, or $0.00 per share in 1996. The Company's delay in gaining new orders and system acceptances for its Blackbird Products during the third quarter of 1997, in which no new systems were shipped, resulted in a revenue decrease in comparison to the third quarter of 1996. In the 1996 period, the Company's initial deployment of its Blackbird Products resulted in the Company recording a small profit for the third quarter of 1996 as compared to the net loss in 1997. The Company attributed the slowdown, which began in the second quarter of 1997, in part, to delays in the release and acceptance of the newest version of its Blackbird Platform/PreTect application software. In addition, existing customer roll-out of Blackbird Platform systems had been slower than anticipated and the sales cycle with potential new domestic and international customers continued to be uneven. Subsequent to the end of the third quarter of 1997, the Company began to gain acceptances of systems from its customers based on its newest software release.

SYSTEMS REVENUES are generated from licensing and sales of the Company's proprietary software and hardware products, from the sale of third party equipment sold in support of the proprietary systems, from the sale of system add-ons and hardware upgrades to systems previously deployed, and to a lesser extent, fees earned associated with the installation and deployment of such systems. Systems revenues decreased 90% to $1.0 million in 1997, from $10.3 million in 1996, and represent revenues primarily from third party hardware and add-ons and upgrade sales for existing systems. System revenues from Blackbird Products in 1997 were $.7 million compared to $9.7 million in 1996, where the revenues related to the Company's initial deployment of the Blackbird Products. System revenues from Hotwatch Products, which were $0.3 million in 1997 compared to $.6 million in 1996, are not expected to contribute significantly to revenues in the future.

SERVICE REVENUES are derived primarily from hardware and software maintenance, software upgrades and new releases, No Clone ZoneSM roaming fraud protection services, system monitoring and related professional services provided in support of the Company's currently deployed product base. These revenues increased over 600% to $1.4 million in 1997 from $.2 million in 1996 with approximately 90% of the 1997 revenues derived from the Blackbird Products. This increase is directly attributable to growing service revenues originating from Blackbird Product deployments in late 1996 and during 1997. The Company anticipates that total service revenues during 1997 and beyond will continue to increase as a result of the anticipated continued deployment of the Company's Blackbird Products.

COSTS OF SYSTEMS AND SERVICES, the majority of which relate to the Company's Blackbird Products, decreased 57% to $3.4 million in 1997 from $7.8 million in 1996. Costs of systems and services are primarily comprised of the costs of: (i) equipment, which primarily includes both proprietary and third party hardware, and to a lesser extent, manufacturing overhead, and related expenses; (ii) amortization of capitalized software development; (iii) system integration and installation, (iv) royalty fees related to the licensing of intellectual property rights from others; (v) customer support; and (vi) activities associated with the evaluation, rework and testing of replacement inventory parts in connection with the Company's ongoing hardware maintenance service activities. Costs of systems and services, as a percent of total revenues, were 141% and 75% for the 1997 and 1996 periods, respectively. The higher cost to revenue ratio in 1997 is primarily attributable to: (a) unabsorbed fixed overhead in the manufacturing and installation areas as a result of a delay in gaining new orders and acceptances as described above,
(b) increased amortization of capitalized software costs in conjunction with the expected commercial release of new software in early 1998; and (c) increased inventory reserves for both resale and service parts inventories that address excess and obsolete items resulting primarily from expected changes in technology of the Company's cloning fraud interdiction methods. The Company believes that increased sales volumes and/or acceptance of previously shipped systems during the third quarter of 1997 would have provided improved margins by achieving a greater leverage of its fixed overhead costs in the manufacturing, installation and customer support operations.

SALES AND MARKETING EXPENSES decreased 10% to $.7 million in 1997 from $0.8 million in 1996. The decreased expenses resulted primarily from lower variable sales incentive compensation which is in line with the decreased sales volume discussed above. Sales and marketing expenses, as a percent of revenues, increased to 31% in 1997 from 8% in 1996 and reflects these expenses being fixed in nature regardless of sales volume.

GENERAL AND ADMINISTRATIVE EXPENSES increased 182% to $1.3 million in 1997 from $.5 million in 1996. The increase was principally due to: (i) increased personnel related costs associated with the anticipated expansion of the Company's business; (ii) increased legal expenses related to pending legal proceedings; and (iii) a bad debt expense of $.4 million attributable to the sale to a distributor of certain parts which were planned to be used for a prospective customer in the Pacific Rim region. Subsequent to the sale date, certain governmental bidding requirements changed, thus rendering these parts previously sold as obsolete. The Company chose to write off the value of this receivable.

RESEARCH AND DEVELOPMENT EXPENDITURES include the costs for research, design, development, testing, preparation of training and user documentation, and fixing and refining features for the software and hardware components included in the Company's current and future product lines. Research and development costs increased 38% to $1.8 million in 1997 from $1.3 million in 1996. Software development costs of $0.4 million were capitalized for both 1997 and 1996 and related to the development of the Blackbird Products. Capitalized development costs did not increase in 1997 at the same rate as did research and development expenses primarily due to an increase in the non-capitalizable research, design, and maintenance activities associated with the Blackbird Products previously deployed and non-capitalizable research and design activities associated with new and/or enhanced products. Including capitalized software development costs, gross research and development expenditures increased 29% to $2.2 million in 1997 from $1.7 million in 1996, primarily due to expanded investment in the Blackbird Products.

INTEREST INCOME increased 60% to $0.08 million in 1997 from $0.05 million in 1996. The increase was attributable to higher average cash balances invested at higher average interest rates during 1997 as compared to 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

TOTAL REVENUES increased 89% to $26.5 million in 1997 from $14.0 million in 1996 and the Company generated net losses of $1.3 million, or $0.06 per share in 1997 compared to $4.4 million, or $0.20 per share in 1996. The increase in revenues, and reduction in losses, is directly attributable to the Company's deployment and commercial acceptance of its Blackbird Products. However, lower than expected sales resulted in losses in 1997 and is primarily attributed to the Company's delay in gaining new orders and acceptances (as described above) for its Blackbird Products during the second and third quarters of 1997. The Company attributed the slowdown, in part, to delays in the release and acceptance of the newest version of its Blackbird Platform/PreTect application software. In addition, existing customer roll-out of Blackbird Platform systems had been slower than anticipated and the sales cycle with potential new domestic and international customers continued to be uneven. Subsequent to the end of the third quarter of 1997, the Company began to gain acceptances of systems from its customers based on its newest software release.

SYSTEMS REVENUES increased 77% to $23.4 million in 1997 from $13.2 million in 1996 and represent revenues primarily from Blackbird Products. Systems revenues from Hotwatch Products, which were $0.7 million in 1997 and $3.1 million in 1996, are not expected to contribute significantly to future revenues.

SERVICE REVENUES increased over 300% to $3.0 million in 1997 from $0.7 million in 1996 with approximately 87% of the 1997 revenues derived from the Blackbird Products. This increase is directly attributable to growing service revenues originating from Blackbird Product deployments in late 1996 and during 1997. The Company anticipates that total service revenues during 1997 and beyond will continue to increase as a result of the anticipated continued deployment of the Company's Blackbird Products.

COSTS OF SYSTEMS AND SERVICES increased 47% to $15.5 million in 1997 from $10.5 million in 1996. Costs of systems and services, as a percent of total revenues, were 58% and 75% for the 1997 and 1996 periods, respectively. The improvement in 1997 is primarily attributable to: (i) an increased volume of system sales that carried higher direct variable margins; (ii) leveraging fixed overhead costs relating to manufacturing, installation and system integration; and (iii) increased service revenues that benefited from leveraging fixed customer support operating expenses. This improvement, however, is worse than expected due to the lower than expected sales discussed above. The Company believes that increased sales volumes and/or acceptance of previously shipped systems during the second and third quarters of 1997 would have provided higher margins by achieving even greater leverage of its fixed overhead costs in the manufacturing, installation and customer support operations

SALES AND MARKETING EXPENSES increased 35% to $3.1 million in 1997 from $2.3 million in 1996. This increase is primarily attributable to (i) personnel and related costs incurred in connection with the Company's increased efforts to generate and maintain demand for its products, (ii) the costs incurred during both pre- and post-sales contract activities related to the Blackbird Products, and (iii) variable sales incentive compensation. Sales and marketing expenses, as a percent of revenues, decreased to 12% in 1997 from 17% in 1996 and is attributable to leveraging the Company's fixed costs in generating the 89% increase in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES increased 44% to $3.1 million in 1997 from $2.1 million in 1996. The increase of $1.0 million is net of $0.4 million of non-recurring expenses incurred during the second quarter of 1996 with regard to the Company's proposed secondary public offering which was subsequently withdrawn due to unfavorable stock market conditions. The 1997 expenses include increased legal costs incurred in connection with pending legal proceedings and also included $.4 million of bad debt expense as discussed above. The balance of the increase was principally due to increased personnel related costs associated with the anticipated expansion of the Company's business.

RESEARCH AND DEVELOPMENT COSTS increased 70% to $6.3 million in 1997 from $3.7 million in 1996. Software development costs of $1.2 million and $1.1 million were capitalized during 1997 and 1996, respectively, and related to the development of the Blackbird Products. Capitalized development costs did not increase in 1997 at the same rate as did research and development expenses primarily due to an increase in the non-capitalizable research, design, and maintenance activities associated with the Blackbird Products previously deployed and non-capitalizable research and design activities associated with new and/or enhanced products. Including capitalized software development costs, gross research and development expenditures increased 60% to $7.5 million in 1997 from $4.7 million in 1996, primarily due to expanded investment in the Blackbird Products.

INTEREST INCOME decreased 22% to $0.17 million in 1997 from $0.22 million in 1996. The decrease was attributable to lower average cash balances invested at lower average interest rates during 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating losses in certain periods. The Company has historically funded these requirements through issuance of Common Stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 1997 the Company's cash balance was $3.7 million as compared to $4.9 million on December 31, 1996. The Company's working capital decreased to $10.1 million at September 30, 1997 from $11.4 million at December 31, 1996.

CASH PROVIDED BY OPERATING ACTIVITIES amounted to $1.0 million in 1997, as compared to cash used by operating activities of $5.9 million in 1996. The major factor contributing to the Company's improved cash flow from operating activities is the $3.1 million lower loss that was recorded in 1997 as compared to 1996. Depreciation and amortization expenses, which do not utilize cash for operating activities, increased $.8 million and is primarily attributable to: (a) increased investments in software development and property and equipment as discussed below; and (b) increased amortization of capitalized software as discussed above. In addition, the net changes in the balances of the major working capital components affected cash flow from operating activities during 1997 and included:

  (i) accounts receivable, which decreased as a result of: (a) collection of older 1996 receivables originating from the initial deployments of the Blackbird Products; and (b) more favorable payment terms on early 1997 system shipments as compared to the payment terms for the initial 1996 system shipments. Notwithstanding these factors, the age of receivables lengthened during the third quarter of 1997 due to: (I) selected payment terms granted to both new and existing customers during the contract negotiation process in the second quarter of 1997; and (II) delays in payment by existing customers to address system performance issues encountered during the third quarter. As of the current date, improved system performance has enabled the Company to collect approximately
      $2 million of the September 30, 1997 outstanding accounts receivable balance;

 (ii) inventories, which decreased due to (a) the Company's inventory balancing efforts undertaken after the significant inventory build-up during the fourth quarter of 1996. Notwithstanding these inventory balancing efforts, the Company has placed orders for and is beginning to receive inventory for more than $2 million which is anticipated to be used for fourth quarter 1997 and first quarter 1998 production of hardware primarily for anticipated sales to prospective international customers; and (b) inventory reserves of $.7 million recorded as a provision for excess and obsolete inventory, primarily resulting from delayed sales as discussed above and to technology changes in the Company's cloning fraud interdiction methods;

(iii) accounts payable, which decreased primarily due to 1997 payments made for fourth quarter 1996 inventory purchases;

 (iv) deferred revenue, which increased primarily as a result of the growth of prepaid maintenance and service contracts related to system sales of the Blackbird Products; and

 (v) customer deposits, which decrease reflects application of payments received in 1996 (that originated from 1996 shipments) against related revenues recorded in 1997.

CASH UTILIZED BY INVESTING ACTIVITIES totaled $2.9 million and $2.0 million in 1997 and 1996, respectively. The Company's capital requirements during such periods were for: (i) capitalization of software development of the Blackbird Products; and (ii) purchase of property and equipment, primarily for furniture, leaseholds, and equipment associated with expanding the Company's business. These expenditure levels are expected to be at a lower rate during the later part of 1997 but could increase more significantly in 1998 should the Company experience significant growth or increase its expenditures for product development or product acquisition related activities. At September 30, 1997, the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software and/or hardware technology in the event that an attractive opportunity arises. The Company is currently evaluating such opportunities complementary to the Blackbird Products.

CASH PROVIDED BY FINANCING ACTIVITIES (exercise of stock options by the Company's directors, officers and employees) totaled $0.7 million and $2.2 million during 1997 and 1996, respectively. Also contributing to available cash for use in 1997 was a November 1996 sale of 400,000 shares of common stock to investors in a private placement with proceeds to the Company approximating $6.4 million net of estimated expenses. A registration statement for the resale of such shares was declared effective by the Securities and Exchange Commission in April 1997. Also in November 1996, the Company obtained a $5.0 million line of credit from a major bank. The line, which is secured by all personal property of the Company, bears interest at the prime rate plus .75%, had an initial term that ended September 30, 1997, and was renewed through June 30, 1998. The proceeds from the stock sale have been used and the line of credit may be used to fund the Company's growth and provide additional working capital. No funds have been drawn on the line of credit as of this date.

During the early stages of deploying the Blackbird Products, the Company has experienced uneven cash flow and operating results. These factors originate primarily from uneven quarterly sales, cash receipts associated with deferred revenue recognition and varying payment terms contained in customer agreements.

A continuation of the lower than expected revenues, significant sales growth requiring working capital beyond current amounts or other changes in the Company's operating activities may require additional financing during the next twelve months. The Company will consider such financing, if required, through debt, equity or a combination of both.

                        PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1996, an action was brought against the Company by Reon International Corp. and Reon Corp. in the Superior Court of King County, Washington, in which the plaintiffs allege breach of contract, misappropriation of trade secrets, and breach of other obligations by the Company. The action was filed in late July 1996 and, since that time, a significant number of the plaintiffs' initial claims have been dismissed. The plaintiffs amended their complaint three times, most recently in January 1997, and now allege that certain transactions between the parties constitute a joint venture partnership. The plaintiffs seek dissolution of the alleged joint venture partnership, damages in excess of $10 million, and other relief. The Company believes that the lawsuit is without merit and is vigorously defending against this action.

Between July 1997 and September 1997, eight separate lawsuits were filed against the Company, its Chairman of the Board and Chief Executive Officer, and its former President and Chief Operating Officer in the United States District Court for the Western District of Washington at Seattle. The lawsuits are similar in nature and each purports to be a class action on behalf of all persons who purchased the Company's common stock during periods ranging between March 31, 1995 and July 30, 1997. The lawsuits allege that the defendants made false and misleading statements, and failed to disclose material facts, about the ownership of key patents and proprietary technology and about the Company's anticipated revenues and earnings, thereby violating certain federal securities laws. The plaintiffs in these lawsuits seek damages in unspecified amounts. In September 1997, the parties entered into a stipulation agreement, approved by the court, for the consolidation of these lawsuits into a single class action lawsuit. The consolidated complaint is scheduled to be filed by November 17, 1997. The Company believes this lawsuit is without merit and is vigorously defending against this action.

Although no estimate of any outcome of the above lawsuits can currently be made, an unfavorable resolution of such suits could materially affect the Company's liquidity, operating results, and/or financial position. The Company is also a party to other legal proceedings from time to time which arise in the ordinary course of business and/or which management believes will be resolved without a material adverse effect on Company's liquidity, operating results, or financial position.

Item 6.  Exhibits and Reports on Form 8-K

A)  EXHIBITS
    --------
    10.1 Renewal of Credit Agreement between the Company and Chase Manhattan Bank dated September 29, 1997 (1)

    11.1  Computation of Earnings Per Share (1)
    27    Financial Data Schedule (1)
____________________________________________

    (1)  Filed herewith.
B) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            By: /s/ Michael E. McConnell
                                -------------------------
                                Michael E. McConnell
                                Vice President and Chief Financial Officer
                                November 13, 1997