Form 10-Q
period 1998-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 1998-05-15
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended             Commission File Number 0-19437
March 31, 1998
                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                    11-2962080
------------------------------------------  ------------------------------------
(State   or   Other    Jurisdiction    of   (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  2401 Fourth Avenue, Seattle, Washington 98121
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to the filing requirements for the past 90 days.       Yes   X      No
                                                          --------    --------

          22,815,092 Common Shares were outstanding as of May 12, 1998.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q


PART I.  FINANCIAL INFORMATION................................................................................3

ITEM 1. FINANCIAL STATEMENTS..................................................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................6


PART II.  OTHER INFORMATION..................................................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................14


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                                 --------------

                      (in 000's, except per share amounts)
                                   (unaudited)


                                                                                           March 31,           December 31,
                                                                                            1998                  1997
                                                                                     -------------------    -------------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $           1,468      $           3,448
   Accounts receivable, net of allowances of $187 in both 1997 and 1998                          5,120                  3,190
   Inventories, net                                                                              6,201                  6,428
   Prepaid expenses and other current assets                                                       275                    300
                                                                                     -------------------    -------------------

     Total Current Assets                                                                       13,064                 13,366

PROPERTY AND EQUIPMENT, net                                                                      3,722                  3,964

SOFTWARE DEVELOPMENT COSTS, net                                                                  3,491                  3,391
                                                                                     -------------------    -------------------

TOTAL ASSETS                                                                         $          20,277      $          20,721
                                                                                     ===================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                          $           2,682      $           2,799
   Payroll related liabilities                                                                     647                    792
   Taxes (other than payroll and income)                                                           120                    549
   Customers' deposits                                                                              11                     15
   Deferred revenue                                                                              4,674                  2,676
                                                                                     -------------------    -------------------

     Total Current Liabilities                                                                   8,134                  6,831

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000
     shares authorized, none issued and outstanding
   Common Stock, $0.001 par value per share, 30,000
     shares authorized, 22,815 shares issued and
     outstanding in 1998 and 22,795 in 1997                                                         23                     23
   Additional paid-in capital                                                                   29,931                 29,889
   Accumulated Deficit                                                                         (17,811)               (16,022)
                                                                                     -------------------    -------------------

     Total Stockholders' Equity                                                                 12,143                 13,890
                                                                                     -------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $          20,277      $          20,721
                                                                                     ===================    ===================


----------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------

                      (in 000's, except per share amounts)
                                   (unaudited)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                      -------------------------------------
                                                                                           1998                 1997
                                                                                      ----------------     ----------------
REVENUES
  Systems                                                                             $         1,742      $        16,826
  Services                                                                                      1,680                  542
                                                                                      ----------------     ----------------

Total Revenues                                                                                  3,422               17,368

COSTS AND EXPENSES
  Cost of systems and services                                                                  2,495                8,375
  Sales and marketing                                                                             389                1,395
  General and administrative                                                                      848                  892
  Research and development                                                                      1,503                2,340
                                                                                      ----------------     ----------------

Total Costs and Expenses                                                                        5,235               13,002
                                                                                      ----------------     ----------------

INCOME (LOSS) FROM OPERATIONS                                                                  (1,813)               4,366

INTEREST INCOME, NET                                                                               24                   48
                                                                                      ----------------     ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                                              (1,789)               4,414

PROVISION FOR INCOME TAXES
                                                                                      ----------------     ----------------

NET INCOME (LOSS)                                                                     $        (1,789)     $         4,414

EARNINGS (LOSS) PER SHARE

    Basic                                                                             $         (.08)      $           .19
                                                                                      ================     ================

    Diluted                                                                           $         (.08)      $           .19
                                                                                      ================     ================

WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic                                                                                      22,804               22,639
                                                                                      ================     ================

    Diluted                                                                                    22,804               23,711
                                                                                      ================     ================

----------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (in 000's)
                                   (unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                     --------------------------------------
                                                                                           1998                 1997
                                                                                     -----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                                                 $        (1,789)      $         4,414
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization of property and equipment                                   315                   277
       Amortization of software development costs                                                316                   305
       Loss on disposal of assets                                                                 41
       Provision for inventory reserves                                                          105                   518
       Issuance of common stock                                                                   42
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable                                                    (1,930)                 (740)
         Decrease in inventories                                                                 122                   396
         Decrease in prepaid expenses and other current assets                                    25                    93
         (Decrease) in accounts payable and accrued liabilities                                 (117)               (2,669)
         (Decrease) increase in payroll related liabilities                                     (145)                  364
         (Decrease) Increase in taxes (other than payroll and income)                           (429)                  513
         (Decrease) in customers' deposits                                                        (4)               (4,328)
         Increase in deferred revenue                                                          1,998                 1,929
                                                                                     -----------------     ----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                           (1,450)                1,072

INVESTING ACTIVITIES
   Purchase of property and equipment                                                           (114)                 (872)
   Capitalization of software development costs                                                 (416)                 (370)
                                                                                     -----------------     ----------------

NET CASH USED IN INVESTING ACTIVITIES                                                           (530)               (1,242)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                                              22
                                                                                     -----------------     ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          0                    22
                                                                                     -----------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,980)                 (148)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               3,448                 4,854
                                                                                                           ----------------
                                                                                     =================

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $         1,468       $         4,706
                                                                                     =================     ================

----------
The accompanying notes are an integral part of these financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1997 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                                               March 31, 1998     December 31, 1997
                                                              ------------------  ------------------
          Raw materials and components                        $          2,457    $          2,571
          Work in process and finished components                        5,947               5,954
                                                              ------------------  ------------------
                                                                         8,404               8,525
          Less inventory reserves                                       (2,203)             (2,097)
                                                              ------------------  ------------------

                                                              $          6,201    $          6,428
                                                              ==================  ==================


NOTE C - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):


                                                                                  Three Months Ended March 31,
                                                                              --------------------------------------
                                                                                   1998                  1997
                                                                              ----------------     ------------------
Net (loss) income                                                             $     (1,789)        $      4,414
                                                                              ================     ==================

Weighted average number of shares for basic earnings per share                      22,804                22,639
Effect of dilutive securities: Employee stock options                                                      1,072
                                                                              ----------------     ------------------

Weighted average number of shares for diluted earnings per share                    22,804                23,711
                                                                              ================     ==================

(Loss) net income per share - Basic                                           $       (.08)        $         .19
                                                                              ================     ==================

(Loss) net income per share - Diluted                                         $       (.08)        $         .19
                                                                              ================     ==================

CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      NOTES TO FINANCIAL STATEMENTS (con't)


NOTE D - CONTINGENCIES:

The following legal matters are outstanding as of March 31, 1998:

               Between July 1997 and September 1997, eight separate lawsuits were filed against the Company, its Chairman of the Board and Chief Executive Officer, and its former President and Chief Operating Officer. The lawsuits were filed in the United States District Court for the Western District of Washington at Seattle, and have now been consolidated. A revised consolidated complaint was filed by plaintiffs on February 17, 1998. The complaint purports to assert claims on behalf of the class of persons, other than defendants and their affiliates, who purchased the Company's common stock or call options on the Company's common stock, or who sold put options on the Company's common stock, during the period March 6, 1996 through July 30, 1997, inclusive (the "Class Period"). The complaint alleges that the defendants made false or misleading statements and failed to disclose material facts during the Class Period in violation of the federal securities laws. The plaintiffs in this lawsuit seek damages in an unspecified amount. The Company believes this lawsuit is without merit and is vigorously defending against it.

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

NOTE E - RECENT ACCOUNTING STANDARDS:

The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both statements are applicable to reporting periods beginning after December 15, 1997. The adoption of SFAS Nos. 130 and 131 is not applicable to the Company at this time, nor to the financial statements or notes to the financial statements.

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

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties are more fully discussed in the "Business Risks" section of the discussion and analysis within the Company's 1997 Form 10-K and other filings with the Securities and Exchange Commission.

Overview

The Company has developed the Blackbird(R) Platform and related application products and services ("Blackbird Products") to address the wireless communications industry's need to more effectively combat cloning fraud, a major industry problem. The Blackbird Platform has been engineered with an open architecture design to allow the Company and others to develop application products which could run on or exchange information with it. Prior to 1996, the Company's revenues had been primarily derived from the Company's Hotwatch(R) Platform and related application products and services ("Hotwatch Products"), which the Company no longer actively markets. Revenues from sales of Hotwatch Products have declined over the past two years, and are expected to continue to decline in future years.

Since 1996, the Company has signed agreements with AirTouch Cellular and certain affiliates ("AirTouch"), Bell Atlantic Mobile ("BAM" - formerly known as Bell Atlantic NYNEX Mobile), GTE Mobilnet of California Limited Partnership ("GTE-California"), GTE Mobilnet Service Corp. ("GTE Corp."), Ameritech Mobile Communications, Inc. ("Ameritech"), and SNET Mobility ("SNET") to deploy and support the Blackbird Products. From time-to-time, the Company participates in trials of its products with the goal of gaining contracts with new customers. In this regard, the Company has recently completed one trial in which it passed all the required tests, and is currently involved in a second trial which is still in progress in the Asia Pacific Region. Whether either one or both of these trials will result in significant, or any, new business is unknown at this time.

Revenue recognition for the Company's systems vary by customer and/or by product. The significant factors used in determining revenue recognition generally include physical hardware and software delivery, definitions of system delivery, and customer acceptance. For those contracts which provide for payment based upon meeting actual performance criteria, the Company may record a portion of the systems revenues and the majority of the systems costs at shipment or during the early stages of a system deployment. In certain cases no systems revenues or systems costs may be recorded at time of shipment, while certain operating costs may be recorded during the deployment process. Accordingly, revenues and direct margins recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements. The resulting deferral of revenue is recognized in subsequent periods upon meeting the performance criteria specified in the applicable agreement. The Company does not operate with a significant revenue backlog.

In addition, the Company incurs substantial operating expenses during the system deployment process, primarily in the areas of sales and marketing, installation, customer support, and in research and development. The Company expects that its costs and expenses will be lower in 1998 as compared to 1997, but will continue to be substantial in the future, due to a continual need to: (i) make investments in research and development; (ii) enhance its sales and marketing activities;
(iii) enhance its manufacturing processes; (iv) enhance its customer support capabilities needed to service the anticipated product deployments in both domestic and international markets; and (v) enhance its general and administrative activities to support the Company's business. In addition, the Company has incurred, and anticipates it will continue to incur, increased legal fees in connection with pending litigation.

Market Trends

The Company's Blackbird Products currently are used exclusively for analog cellular networks, although the Company believes that its Blackbird Products may be adaptable for use in digital networks. The Company believes that over 80% of domestic wireless telephone service currently is provided in the analog mode, but that the industry is undertaking a shift to digital mode in the major markets due to certain advantages of the digital mode, including expanded capacity, greater privacy and enhanced security. Technological changes or developments in the cellular industry, such as encryption technology for enhanced privacy, cryptographic authentication (commonly known as "A-Key authentication") for enhanced security against cloning fraud, improved switching technologies, and/or further industry consolidation, will affect demand for the Company's Blackbird Products. Industry analysts project that the number of analog cellular telephones will decline in the future. This shift away from the use of analog cellular telephones in favor of digital cellular telephones utilizing A-Key authentication or to other digital wireless services, such as Personal Communications Services, also will affect demand for the Company's Blackbird Products.

In addition, a majority of cellular carriers in the largest domestic markets currently are using user/device authentication products to an extent, and the Company believes that the combined deterrent of RF Fingerprinting, A-Key authentication, and other cloning fraud prevention technologies has significantly reduced cloning fraud. As a result, the Company believes that there is a general decline in demand for its RF Fingerprinting Blackbird Products as well as the user/device authentication products of other vendors in the United States, and that this trend could also occur in international markets over time.

In light of the above trends, the Company's future success will depend on the continued and expanded use of its existing products and services, its ability to develop new products and services to meet the needs of the wireless communications industry, and its ability to adapt or add products and services to keep pace with changes in the wireless communications industry. To this end, the Company expects to further its efforts to: (i) increase focus for sales of Blackbird Products in international markets, (ii) enhance its existing products and develop new products, including other application products utilizing the Blackbird platform, and (iii) pursue business opportunities that complement the Company's existing business, including strategic alliances with, and acquisitions of, complementary technologies and businesses. See also "--Recent Developments" below. There can be no assurance that the Company will be able to successfully achieve further domestic and international market penetration, enhance existing products or develop new products, acquire complementary technologies and businesses, or timely introduce and gain acceptance of such enhancements, new products, or complementary technologies in the marketplace. If the Company is unable, due to resource, technological or other constraints, to adequately anticipate or respond to changing market, customer or technological requirements, the Company's business, financial condition and results of operations will be materially adversely affected.

Recent Developments

1998 Strategic Plan

The Company has incurred significant operating losses during 1996 and 1997 in its initial years of deployment of the Blackbird Products. In January 1998, the Company began implementation of a strategic plan that has included, among other initiatives, streamlining the Company's operations to achieve more balance between expenses and revenues, and directing additional development efforts and resources toward new products that can generate new sources of revenue. As a result, the Company's workforce has been reduced by approximately 40 percent from December 31, 1997 levels. In addition, in late 1997 and early 1998, the Company completed the consolidation of certain hardware assembly and integration operations of two former suppliers through the acquisition of selected assets, assumptions of leases, and hiring of employees.

US Wireless Letter of Intent

On March 2, 1998, the Company and U.S. Wireless Corporation ("US Wireless") announced the signing of a letter of intent which provides for the potential combination of the two companies. If the proposed transaction is completed on the terms contemplated, the stockholders of the Company and US Wireless will each own approximately 50 percent of the shares of the resulting company, and the majority of the board of directors of the resulting company will be

US Wireless designees. The letter of intent calls for the companies to seek no less than $15 million in new financing. This proposed transaction will require approval by the boards of directors and stockholders of both companies. The companies have commenced a due diligence and final agreement negotiation process. US Wireless develops and manufactures products designed to provide value-added services and features for the wireless communications industry, including caller-location and tracking, autonomous network management, and other applications. Its RadioCamera(TM) caller-location and tracking product is designed to meet or exceed the emergency 911 requirements of the Federal Communications Commission ("FCC"). In June 1996, the FCC issued a Report and Order requiring wireless carriers to be able to identify the location of wireless callers who dial into emergency 911 systems. This mandate requires that products designed to meet this need must be operational and accurate to within 125 meters of the wireless caller not less than 67% of the time by October 2001.

Three months ended March 31, 1998 compared to three months ended March 31, 1997

Total revenues decreased 80% to $3.4 million in 1998 from $17.4 million in 1997 and resulted in the Company incurring a net loss of $1.8 million, or $0.08 per share in 1998, compared to net income of $4.4 million, or $0.19 per share in 1997.

The Company attributes the lower revenue to: (i) a reduction in domestic market opportunities for the Company's (and its competitor's) radio frequency fingerprinting cloning fraud prevention technology, due to the effectiveness of these and other authentication-based products (primarily digital technology) in combating cloning fraud; (ii) slower than anticipated roll-out and lower penetration of Blackbird Platform systems to existing customers;
(iii) the continued uneven sales cycle of, and lengthy trial periods required for, potential new domestic and international customers; and (iv) the lingering impact of the delay in the release and acceptance of a Version 2 Release of its Blackbird Platform/PreTect application software during the second quarter of 1997. During the fourth quarter of 1997, issues surrounding the delayed release and acceptance of the Company's software were resolved, additional customer acceptances were received for systems shipped in previous quarters, and a small number of reorders were made. During the first quarter of 1998, the Company installed Version 3.0 Release of its Blackbird Platform/PreTect Application software and continued to receive acceptances for systems shipped in previous quarters as well as receive reorders for two of its existing markets and an order for a new market with an existing customer. However, the Company has not been able to generate a level of new orders in the first quarter of 1998 that would result in profitability in the immediate future.

Systems revenues are generated from licensing and sales of the Company's proprietary software and hardware products, from the sale of third party equipment sold in support of the proprietary systems, and to a lesser extent, fees earned associated with the installation and deployment of such systems. Systems revenues decreased 90% to $1.7 million in 1998 from $16.8 million in 1997, and represent revenues from customers for the Company's Blackbird Products. System revenues from Hotwatch Products were zero in 1998, a decline of $.3 million from 1997. The Company expects minimal Hotwatch revenue in 1998.

Service revenues are derived primarily from hardware and software maintenance, software upgrades and releases, No Clone ZoneSM roaming fraud protection services, system monitoring, and related professional services provided in support of the Company's currently deployed product base. These revenues increased 210% to $1.7 million in 1998 from $.5 million in 1997. Approximately 93% and 76%, respectively of the 1998 and 1997 total revenues, were derived from the Blackbird Products. This increase is directly attributable to growing service revenues originating from Blackbird Product deployments in late 1996 and during 1997. The Company anticipates that total service revenues will increase during 1998 as a result of the anticipated acceptances and continued deployment of the Company's Blackbird Products.

Costs of systems and services, the majority of which relate to the Company's Blackbird Products, decreased 70% to $2.5 million in 1998 from $8.4 million in 1997. Costs of systems and services are primarily comprised of the costs of: (i) equipment, which primarily includes both proprietary and third-party hardware, and to a lesser extent, manufacturing overhead, and related expenses; (ii) amortization of capitalized software development; (iii) system integration and installation, (iv) royalty fees related to the licensing of intellectual property rights from others; (v) customer support; and (vi) activities associated with the evaluation, rework and testing of replacement inventory parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

Costs of systems and services, as a percent of total revenues, were 73% and 48% for the 1998 and 1997 periods, respectively. The increased percentage cost for 1998 relative to 1997 reflects (i) the 1997 higher revenue which in turn resulted in a greater leveraging of fixed overhead costs relating to manufacturing, installation and system integration and (ii) an increase in 1998 of the amortization of capitalized software costs of products being replaced earlier than anticipated in conjunction with the expected commercial release of new software in early 1998. As a result of analysis of sales projections and future product releases, the lives used for amortization were reduced, effective January 1, 1998, from four years to two years, which will result in increased amortization in future years. Conversely, the Company benefited from increased service revenues that leveraged fixed customer support operating expenses. The Company believes that increased sales volumes and/or an increase in the number of acceptances of previously shipped systems during the first quarter of 1998 would have provided higher margins by achieving even greater leverage of its fixed overhead costs in the manufacturing, installation and customer support operations.

Sales and marketing expenses decreased 72% to $.4 million in 1998, from $1.4 million in 1997 concurrent with a 80% decline in revenues, as noted above. Sales and marketing expenses, as a percent of revenues, increased to 11% in 1998 from 8% in 1997 and reflects certain fixed expenses. The dollar decrease in sales and marketing expenses resulted from the (i) lower personnel and related expenses in connection with the Company's 1998 Strategic Plan as discussed above, (ii) reduced number of customer and industry events in which the Company participated, and (iii) lower incentive compensation which varies with revenue.

General and administrative expenses decreased 5% to $.8 million in 1998 from $.9 million in 1997 and primarily reflect reduced compensation related expenses.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation, and fixing and refining features for the software and hardware components included in the Company's current and future product lines. Research and development costs decreased 36% to $1.5 million in 1998 from $2.3 million in 1997. The decrease in expenditures in 1998 was primarily attributable to reduced staffing and prototype activities. Such expenditures were incurred in 1997 in association with the expansion of the Company's business. Software development costs of $.4 million were capitalized in 1998, consistent with the $.4 million that were capitalized during 1997, and relate to the development and enhancement of the Blackbird Products.

Interest income decreased 50% to $0.02 million in 1998 from $0.05 million in 1997. The decrease was attributable to lower average cash balances invested during 1998 as compared to 1997.

Liquidity and Capital Resources

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating losses. The

Company has historically funded these requirements through issuance of Common Stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 1998, the Company's cash balance was $1.5 million as compared to $3.4 million on December 31, 1997. The Company's working capital decreased to $4.9 million at March 31, 1998 from $6.5 million at December 31, 1997.

Cash used in operating activities amounted to $1.5 million in 1998, as compared to cash provided by operating activities of $1.1 million in 1997. The major factors contributing to the Company's reduced cash flow from operating activities in 1998 was (i) primarily the $1.8 million loss that was recorded in 1998 as compared to the 1997 $4.4 million net income; and (ii) the net changes in the balances of the major working capital components affecting cash flow from operating activities that included:

(a) accounts receivable, which increased primarily as a result of advance annual maintenance billings to Blackbird product customers which were $2.2 million at March 31, 1998 and $.7 million at December 31, 1997, respectively;
(b) inventories, which decreased slightly due to systems sales and the addition of $.1 million to inventory reserves. The latter represented an addition to the $1.8 million recorded in 1997 as a provision for excess and obsolete inventory, primarily resulting from delayed sales and for technology changes in the Company's cloning fraud interdiction methods;
(c) taxes (other than payroll and income), which decreased to reflect payments made on certain liabilities accrued throughout 1997 that were payable on an annual basis;
(d) deferred revenue, which increased primarily as a result of the growth of prepaid maintenance and service contracts related to system sales of the Blackbird Products.

Cash utilized by investing activities totaled $.5 million and $1.2 million in 1998 and 1997, respectively. The Company's capital requirements during such periods were for: (i) purchase of property and equipment, primarily for furniture, leaseholds, and equipment associated with maintaining the Company's business; and (ii) capitalization of software development of the Blackbird Products. These expenditure levels are expected to be at a lower rate during 1998, due to the recent streamlining of operations that was undertaken to balance expenses and revenues of the Company. At March 31, 1998, the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software and/or hardware technology in the event that an attractive opportunity arises.

Cash provided by financing activities totaled $0.02 million during 1997 and originated from the exercise of stock options. Also, in November 1996, the Company obtained a $5.0 million line of credit from a major bank. The line, which is secured by all personal property of the Company, bears interest at the prime rate plus .75%, and is scheduled to expire on June 30, 1998. Borrowing under the line of credit is subject to the bank's receipt and continuing satisfaction with current financial information. No funds have been drawn on the line of credit as of this date. However, Company's current financial condition may impair its ability to borrow under the line. The line of credit, if available, would be used to provide additional working capital and fund the Company's operations.

Historically, the Company has experienced uneven cash flow and operating results, and, during the past two years, significant operating losses. Cash provided from (used in) operating activities was $1.1 million, $3.4 million, ($3.4) million, $.6 million and ($1.5) million in the first through fourth quarters of 1997, and first quarter of 1998, respectively, while the net income
(loss) for each of the same quarters was $4.4 million, ($1.0) million, ($4.7) million, ($3.7) million, and ($1.8) million, respectively. The uneven cash flow and operating results originate primarily from: (i) uneven quarterly sales; (ii) cash receipts associated with deferred revenue recognition; (iii) varying payment terms contained in customer agreements; and (iv) operating losses resulting from a combination of lower than expected revenues and an unbalanced cost structure in relation to those revenues. Delays in achieving profitability, failure to convert existing inventory into cash and/or significant sales growth requiring working capital beyond current amounts, and/or other changes in the Company's operating activities may require additional financing and/or further expense reductions during the next twelve months.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

a)    Exhibits

         27       Financial Data Schedule - filed only with EDGAR submission

--------------------------------------------



b)       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated February 19, 1998, under Item 5 of such Report, relating to the Company's legal proceedings and to the Company's implementation of a strategic plan to streamline its operations. No financial statements were included in such Report.

         The Company also filed a Current Report on Form 8-K, dated March 12, 1998, under Item 5 of such Report, reporting that the Company and U.S. Wireless Corporation announced the signing of a Letter of Intent (dated February 25, 1998) calling for the combining of the two companies. No financial statements were included.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                               By: /s/Michael E. McConnell
                                   Michael E. McConnell
                                   Vice President and Chief Financial Officer
                                   May 15, 1998