Form 10-Q
period 1998-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 1998-11-12
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number 0-19437
September 30, 1998

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                      11-2962080
------------------------------------           ---------------------------------
(State  or  Other  Jurisdiction  of       (I.R.S.  Employer  Identification No.)
   Incorporation or Organization)

                  2401 Fourth Avenue, Seattle, Washington 98121
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

       22,815,092 Common Shares were outstanding as of November 12, 1998.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION.....................................................................3

ITEM 1.  FINANCIAL STATEMENTS.......................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......8

PART II. OTHER INFORMATION.........................................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................16

                    Cellular Technical Services Company, Inc.

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                                 BALANCE SHEETS

                      (in 000's, except per share amounts)



                                                                           September 30,      December 31,
                                                                               1998               1997
                                                                           --------------   ---------------
                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $       1,976    $        3,448
  Accounts receivable, net of allowances of $58 in 1998 and $187 in 1997            1,609             3,190
  Inventories, net                                                                  2,875             6,428
  Prepaid expenses and other current assets                                           279               300
                                                                           --------------   ---------------

    Total Current Assets                                                            6,739            13,366

PROPERTY AND EQUIPMENT, net                                                         2,513             3,964

SOFTWARE DEVELOPMENT COSTS, net                                                     1,421             3,391
                                                                           --------------   ---------------

TOTAL ASSETS                                                                $      10,673     $      20,721
                                                                           ==============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $       1,456     $       2,799
  Payroll related liabilities                                                         353               792
  Taxes (other than payroll and income)                                                64               549
  Customers' deposits                                                                   7                15
  Deferred revenue                                                                  3,013             2,676
                                                                           --------------   ---------------

    Total Current Liabilities                                                       4,893             6,831

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value per share, 5,000 shares
    authorized, none issued and outstanding
  Common Stock, $0.001 par value per share, 30,000
    shares authorized, 22,815 and 22,795 shares issued
    and outstanding in 1998 and 1997, respectively                                     23                23
  Additional paid-in capital                                                       29,931            29,889
  Accumulated Deficit                                                             (24,174)          (16,022)
                                                                           --------------   ---------------

    Total Stockholders' Equity                                                      5,780            13,890
                                                                           --------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      10,673     $      20,721
                                                                           ==============   ===============


The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)



                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                           ---------------------------   ----------------------------
                                              1998            1997           1998            1997
                                           ------------    -----------   -------------    ------------
REVENUES
  Systems                                  $       516     $       993   $     3,839      $    23,432
  Services                                       1,900           1,386         5,423            3,040
                                           ------------    -----------   -------------    ------------

Total Revenues                                   2,416           2,379         9,262           26,472

COSTS AND EXPENSES
  Cost of systems and services                   3,373           3,356        10,515           15,468
  Sales and marketing                              124             744           762            3,127
  General and administrative                       516           1,298         1,920            3,069
  Research and development                         862           1,805         3,941            6,306
  Loss on disposal of assets                         5               0           334                0
                                           ------------    -----------  -------------    ------------

Total Costs and Expenses                         4,880           7,203        17,472           27,970
                                           ------------    -----------   -------------    ------------

LOSS FROM OPERATIONS                            (2,464)         (4,824)       (8,210)          (1,498)

INTEREST INCOME, net                                17              75            56              167
                                           ------------    -----------   -------------    ------------

NET LOSS                                   $    (2,447)    $   (4,749)   $    (8,154)     $    (1,331)
                                           ============    ===========   =============    ============

NET LOSS PER SHARE:

  Basic and Diluted                        $      (0.11)   $     (0.21)  $      (0.36)    $     (0.06)
                                           ============    ===========   =============    ============

WEIGHTED AVERAGE SHARES
OUTSTANDING:

  Basic and Diluted                             22,815          22,780        22,811           22,705
                                           ============    ===========   =============    ============



The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                            1998             1997
                                                                        -------------    -------------
OPERATING ACTIVITIES
  Net loss                                                              $     (8,154)    $     (1,331)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization of property and equipment                   1,120              897
      Amortization and write off of software development costs                  2,540            1,281
      Loss on disposal of assets                                                  334                0
      (Reduction in) provision for accounts receivable reserves                   (58)             498
      Provision for inventory reserves                                          2,685              718
      Other non cash charges                                                       42                0
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                         1,639            4,961
        Decrease in inventories                                                   868            1,585
        Decrease in prepaid expenses and other current assets                      21              272
        (Decrease) in accounts payable and accrued liabilities                 (1,342)          (4,700)
        (Decrease) increase in payroll related liabilities                       (439)              90
        (Decrease) in taxes (other than payroll and income)                      (485)             (96)
        (Decrease) in customers' deposits                                          (7)          (4,588)
        Increase in deferred revenue                                              337            1,455
                                                                        -------------    -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (899)           1,042

INVESTING ACTIVITIES
  Purchase of property and equipment                                             (159)          (1,681)
  Proceeds from sale of assets                                                    156                0
  Capitalization of software development costs                                   (570)          (1,227)
                                                                        -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                            (573)          (2,908)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                           0              748
                                                                        -------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           0              748
                                                                        -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,472)          (1,118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                3,448            4,854
                                                                        -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      1,976     $      3,736
                                                                        =============    =============


The accompanying notes are an integral part of these financial statements.

                          CELLULAR TECHNICAL SERVICES COMPANY, INC.

                                NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1997 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Form 10-Q for the three months ended March 31, 1998 and six months ended June 30, 1998, respectively.

NOTE B - INVENTORIES:

Inventories consist of the following (in 000's):


                                                   September 30,       December 31,
                                                        1998               1997
                                                  -----------------  -----------------
       Raw materials and components               $       1,885      $       2,571
       Work in process and finished components            5,056              5,954
                                                  -----------------  -----------------
                                                          6,941              8,525
       Less inventory reserves                           (4,066)            (2,097)
                                                  -----------------  -----------------

                                                  $       2,875      $       6,428
                                                  =================  =================

NOTE C - CONTINGENCIES:

The following legal matters are outstanding as of September 30, 1998:

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

                          CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            NOTES TO FINANCIAL STATEMENTS (con't)

NOTE C - CONTINGENCIES (continued):

Although no estimate of any outcome of the above lawsuits can currently be made, an unfavorable resolution of such suits could materially affect the Company's financial position, liquidity or results of operations. The Company is also a party to other legal proceedings which arise from time to time in the ordinary course of business, and/or which management believes will be resolved without a material adverse effect on the Company's financial position, liquidity or results of operations.

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

NOTE E - NET LOSS  PER SHARE:

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):




                                          Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,

                                     -----------------------------    ------------------------------
                                         1998            1997             1998             1997
                                     -------------   -------------    -------------    -------------
Net loss                                $  (2,447)     $   (4,749)       $  (8,154)      $   (1,331)
                                     =============   =============    =============    =============

Weighted average number of shares:
    for basic net loss per share           22,815          22,780           22,811           22,705
Effect of dilutive securities:
       Employee stock options                   -               -               -                -
                                     -------------   -------------    -------------    -------------
Weighted average number of shares:
   for diluted earnings per share          22,815          22,780           22,811           22,705

Net Loss per share - Basic and          $   (0.11)      $   (0.21)       $   (0.36)       $   (0.06)
Diluted
                                     =============   =============    =============    =============


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

Overview

The Company has developed the Blackbird'r' Platform, PreTect'TM' cloning fraud prevention application, and related application products and services ("Blackbird Products") to address the wireless communications industry's need to more effectively combat cloning fraud. The Blackbird Platform has been engineered with an open architecture design to allow the Company and others to develop application products which could run on or exchange information with it. Prior to 1996, the Company's revenues had been primarily derived from the Company's Hotwatch'r' Platform and related application products and services ("Hotwatch Products"). The Hotwatch Products, which the Company no longer actively markets, were designed to provide credit management and prepaid billing applications and services to the wireless industry. Revenues from sales of Hotwatch Products have declined over the past two years, and are expected to continue to decline and most likely be eliminated in future years.

Since 1996, the Company has signed agreements with AirTouch Cellular and certain affiliates ("AirTouch"), Bell Atlantic Mobile ("BAM" - formerly known as Bell Atlantic NYNEX Mobile), GTE Mobilnet of California Limited Partnership ("GTE-California"), GTE Mobilnet Service Corp. ("GTE Corp."), Ameritech Mobile Communications, Inc. ("Ameritech"), and SNET Mobility ("SNET") to deploy and support the Blackbird Products. From time to time, the Company also participates in trials of its products with the goal of gaining contracts with new customers. In this regard, the Company has participated in product trials in various domestic and international markets, the efforts of which have been converted into agreements for certain domestic carriers described above. To date, the Company has not been successful in converting its efforts in its international trials to signed agreements. Whether any of its international opportunities will result in any new business is unknown at this time.

Revenues

The Company's revenues are derived from two sources: system revenues and service revenues.

System revenues are generated from licensing and sales of the Company's proprietary software and hardware products, from the sale of third party equipment sold in support of the proprietary systems and, to a lesser extent, fees earned associated with the installation and deployment of such systems. Revenues are recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred (contract criteria have been satisfied), the amount is fixed and determinable, and collectability is probable. Non-revenue generating obligations after delivery are not material.

Service revenues are derived primarily from hardware and software maintenance (which may include an allocation of system revenue payments as warranty provisions), software upgrades and releases, No Clone Zone'sm' roaming fraud prevention services, system monitoring, and related professional services provided in support of the Company's currently deployed product base. Service revenues are recognized ratably over the period that the warranty or maintenance coverage is provided. Hardware and software maintenance generally begins after system acceptance. Prepaid or allocated maintenance and/or services are recorded as deferred revenues.

Revenue recognition for the Company's systems varies by customer and by product. The significant factors used in determining revenue recognition generally include physical hardware and software delivery, definitions of system delivery, and customer acceptance. For those agreements which provide for payment based upon meeting actual performance criteria, the Company may record a portion of the systems revenues and the majority of the systems costs at shipment or during the early stages of a system deployment. In certain cases no systems revenues or systems costs may be recorded at time of shipment, while certain operating costs may be recorded during the deployment process. Accordingly, revenues and direct margins recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements. The resulting deferral of revenue is recognized in subsequent periods upon meeting the performance criteria specified in the applicable agreement. The Company does not operate with a significant revenue backlog. Amounts billed and/or received on sales contracts before revenue is recognized are recorded as customer deposits.

Costs and Expenses

Costs of systems and services are primarily comprised of the costs of: (i) equipment, which includes both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (ii) amortization of capitalized software development costs; (iii) system integration and installation; (iv) royalty fees related to the licensing of intellectual property rights from others; (v) customer support; and (vi) activities associated with the evaluation, rework and testing of replacement inventory parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

In addition, the Company incurs substantial operating expenses during the system deployment, maintenance and support processes, primarily in the areas of installation, customer support, and research and development. The Company expects that its costs and expenses in these and other areas will be significantly lower for the balance of 1998 as compared to 1997, but will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development; (ii) enhance its sales and marketing activities; (iii) enhance its manufacturing and hardware maintenance processes;
(iv) enhance its customer support capabilities; and (v) enhance its general and administrative activities.

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

Affects on the Company's Business

As a result of the above trends, the Company has experienced and expects to continue to experience a significant decline in demand in the United States for its PreTect cloning fraud prevention application. The Company believes that similar declines in demand have occurred and will continue to occur for competing cloning fraud prevention technologies in the United States. The Company believes that this trend could also occur in international markets over time. The Company incurred significant operating losses in 1996 and 1997 during its initial years of deployment of the Blackbird Products and, in light of the above trends, such losses have continued during the first nine months of 1998.

In view of these market trends, the Company expects to continue its efforts to:
(i) gain sales of Blackbird Products in both domestic and international markets;
(ii) enhance its existing products and develop new products, including other application products utilizing the Blackbird platform; and (iii) pursue business opportunities that complement the Company's existing business, including strategic alliances with, and acquisitions of, complementary technologies and businesses. As part of these efforts, in January 1998, the Company began implementation of a strategic restructuring plan that has included, among other initiatives, streamlining the Company's operations to achieve more balance between expenses and revenues, and directing additional development efforts and resources toward new and complementary products to meet the ongoing needs of the wireless communications industry and generate new sources of revenue for the Company. As a result, the Company's workforce has been reduced to approximately one-third of staffing levels as of December 31, 1997. As an additional part of this plan, the Company has reevaluated the recoverability of the capitalized software and inventory values recorded on its balance sheet. In this regard, the Company has recorded significant reserves and expenses against those values during 1998, and will continue to reduce the estimated recoverability of those assets in the coming quarters if it is unsuccessful in generating significant sales of its existing Blackbird Products.

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

Year 2000 Processing

The Company is currently utilizing internal resources and, where appropriate, outside resources to comprehensively identify and timely resolve the potential impact of the Year 2000 and beyond processing of date-sensitive information by the Company's three products and systems categories: Blackbird Products, Hotwatch Products and internal systems. Generally, Year 2000 processing issues are the result of software that use two digits (rather than four digits) to define the applicable year. Thus, for example, any software that utilizes date-sensitive coding may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The Company believes that it has completed the majority of work required to address its Year 2000 processing issues. The general status of each of the three categories described above are as follows:

Blackbird Products - The Company has substantially completed its assessment of Year 2000 compliance for its Blackbird Products. The Company believes that its software incorporated in these products is Year 2000 compliant in all material respects. With respect to third-party software incorporated in these products, all vendors of such software have indicated that their software is Year 2000 compliant. In addition, the Company has tested and verified that the Blackbird Products, when used in conjunction with such third-party software, is Year 2000 compliant in all material respects.

Hotwatch Products - The Company's Hotwatch Products, which revenues are not currently material to the Company's financial position, results of operations, or cash flows, are not currently Year 2000 compliant. The Company has identified the aspects of these products that would require enhancements to become Year 2000 compliant, and is in the process of determining with its customers whether it will perform such enhancements. The Company expects that any Year 2000 compliance project for these products, if initiated, will be completed in a timely manner.

Internal Systems - With regard to the Company's internal systems used in its operations, the Company is in the process of identifying and testing all systems for Year 2000 compliance. To date, a majority of such systems have been confirmed to be either presently Year 2000 compliant in all material respects, or Year 2000 compliant with the purchase of readily-available software upgrades or alternatives that are currently identified to be Year 2000 compliant. The Company expects that all of its Year 2000 compliance projects for internal systems will be completed in a timely manner.

Costs incurred to date for Year 2000 compliance issues have not been significant and costs to complete are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. If, however, the Company, its customers, or its vendors are unable to adequately resolve any Year 2000 compliance issues not yet addressed in a timely manner, the Company's business, financial condition and/or results of operations may be adversely affected. In addition, the Company has on occasion agreed to warrant and/or indemnify certain of its customers for claims and losses arising out of the failure of its products to be Year 2000 compliant. There can be no assurance that the Company's current and future products and internal systems do not contain undetected errors related to Year 2000 that may result in material additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition and/or results of operations. Further, to the extent that the Company is not able to test the technology provided to it by third parties for its own use or for redistribution, or to obtain adequate assurances from such third parties that their products are Year 2000 compliant, the Company may experience material additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition, and/or results of operations.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues remained constant at $2.4 million in 1998 and 1997 and resulted in the Company incurring a net loss of $2.4 million, or $0.11 per share in 1998, compared to net loss of $4.7 million, or $0.21 per share in 1997.

System revenues decreased 50% to $0.5 million in 1998 from $1.0 million in 1997, and primarily represent revenues from customers for the Company's Blackbird Products. System revenues from Hotwatch Products were zero in 1998, as compared to $0.3 million in 1997. The Company expects minimal Hotwatch revenue for the balance of 1998 and beyond. The Company attributes the decrease in revenues from Blackbird Products to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, due to the effectiveness of this and other authentication-based products in combating cloning fraud; (ii) lower penetration than originally planned of Blackbird Platform systems into existing customers' markets and to new and/or additional markets; and (iii) the continued uneven sales cycle of, and lengthy trial periods required for, potential new domestic and international customers. The Company's shipment trends for the past five quarters (0, 26, 50, 105 and 0 units respectively for the quarters ended September 30, 1997, December 31, 1997, March 31, 1998, June 30, 1998 and
September 30, 1998, respectively) had initially improved after solving certain software issues encountered during the second quarter of 1997. However, the Company has not been able to generate a level of new orders in the first three quarters of 1998, or through the current date, that would result in profitability in the immediate future.

Service revenues increased 36% to $1.9 million in 1998 from $1.4 million in 1997. Approximately 93% and 90%, respectively, of the 1998 and 1997 total service revenues were derived from the Blackbird Products. This increase is attributable to growing service revenues originating from Blackbird Product deployments in 1996, 1997 and during the first three quarters of 1998. The Company anticipates that total service revenues will increase during the balance of 1998 as a result of the anticipated acceptance of shipments made during the first two quarters of 1998 and prior periods.

Costs of systems and services, the majority of which relate to the Company's Blackbird Products, were $3.4 million in 1998, unchanged from 1997. Costs of systems and services, as a percent of total revenues, were 140% and 141% for the 1998 and 1997 periods, respectively. While the percentages were similar, the components comprising costs of systems and services differed. These costs, as a percent of revenues, were negatively impacted by: (i) a decrease in systems revenues in 1998, resulting in a decreased leveraging of its fixed overhead costs relating to manufacturing, installation and systems integration, despite significant cost reductions implemented in 1998 in connection with the Company's strategic restructuring plan; (ii) an increase in the provision for inventory reserves to $1.2 million in 1998 from $0.5 million in 1997, reflecting excess inventory quantities resulting from lower future sales projections based on changing market conditions; and (iii) an increase in and the acceleration of the amount of amortization of capitalized software costs to $0.9 million in 1998 from $0.7 million in 1997, reflecting current estimates of recoverability values resulting from lower future sales projection based on changing market conditions. Should sales of the Company's products not materialize to levels to achieve recoverability of the investments in both inventory and capitalized software, additional substantial reserves and amortization would be required in future quarters. The investments in inventory and capitalized software at September 30, 1998 are $2.9 million and $1.4 million, respectively. Conversely, the Company benefited from increased leveraging of fixed customer support operating expenses. The Company also benefited from cost reductions implemented in 1998 in connection with the Company's strategic restructuring plan.

Sales and marketing expenses decreased 83% to $0.1 million in 1998, from $0.7 million in 1997, and, as a percent of revenues, decreased to 5% in 1998 from 31% in 1997. The decrease in sales and marketing expenses resulted primarily from:
(i) a reduction in staffing levels and related expenses in connection with the Company's strategic restructuring plan; (ii) reduction in trade shows and other events in which the Company participated; and (iii) lower incentive compensation expense, which varies with revenue.

General and administrative expenses decreased 60% to $0.5 million in 1998 from $1.3 million in 1997 and primarily reflect: (i) a reduction in staffing levels and related expenses in connection with the Company's strategic restructuring plan; (ii) reduction in legal expenses related to settled and pending legal proceedings; and (iii) no bad debt expense in 1998 compared to a bad debt expense of $0.4 million in 1997.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation, and fixing and refining features for the software and hardware components included in the Company's current and future product lines. Research and development costs decreased 52% to $0.9 million in 1998 from $1.8 million in 1997. The decrease in expenditures in 1998 was primarily attributable to reduced staffing levels and reduced hardware research activities associated with cost reductions implemented in 1998 in connection with the Company's strategic restructuring plan. No software development costs were capitalized in 1998, a decrease from the $0.2 million that was capitalized during 1997. The decrease is attributable to the Company's decision, during the second quarter of 1998, to no longer capitalize software development and enhancement costs. This change reflects the Company's ongoing recoverability review, as discussed above.

Interest income (net of interest expense) decreased 77% to $0.02 million in 1998 from $0.08 million in 1997. The decrease was primarily attributable to lower average cash balances invested during 1998 as compared to 1997 and, to a lesser extent, miscellaneous interest charges from suppliers in connection with the payment of supplier liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues decreased 65% to $9.3 million in 1998 from $26.5 million in 1997, resulting in the Company incurring a net loss of $8.2 million, or $0.36 per share in 1998, compared to net loss of $1.3 million, or $0.06 per share in 1997.

System revenues decreased 84% to $3.8 million in 1998 from $23.4 million in 1997, and primarily represent revenues from customers for the Company's Blackbird Products. System revenues from Hotwatch Products were $0.2 million in 1998, as compared to $0.7 million in 1997. The Company expects minimal Hotwatch revenue for the balance of 1998 and beyond. The Company attributes the decrease in revenues from Blackbird Products to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, due to the effectiveness of this and other authentication-based products in combating cloning fraud; (ii) lower penetration than originally planned of Blackbird Platform systems into existing customers' markets and to new and/or additional markets; and (iii) the continued uneven sales cycle of, and lengthy trial periods required for, potential new domestic and international customers. The Company's shipment trends for the prior four quarters (0, 26, 50, and 105 units respectively for the quarters ended September 30, 1997, December 31, 1997, March 31, 1998, and June 30, 1998, respectively) had initially improved after solving certain software issues encountered during the second quarter of 1997. However, the Company did not ship any units in the most recent quarter and has not been able to generate a level of new orders in 1998, through the current date, that would result in profitability in the immediate future.

Service revenues increased 78% to $5.4 million in 1998 from $3.0 million in 1997. Approximately 93% and 85%, respectively, of the 1998 and 1997 total service revenues, were derived from the Blackbird Products. This increase is attributable to growing service revenues originating from Blackbird Product deployments in 1996, 1997 and during the first three quarters of 1998. The Company anticipates that total service revenues will increase during the remainder of 1998 as a result of anticipated acceptance of the Company's Blackbird Products.

Costs of systems and services, the majority of which relate to the Company's Blackbird Products, decreased 32% to $10.5 million in 1998 from $15.5 million in 1997. Costs of systems and services, as a percent of total revenues, were 114% and 58% for the 1998 and 1997 periods, respectively. The increased percentage cost for 1998 relative to 1997 primarily reflects: (i) a decrease in systems revenues in 1998, resulting in a decrease in leveraging of its fixed overhead costs relating to manufacturing, installation and systems integration, despite significant cost reductions implemented in 1998 in connection with the Company's strategic restructuring plan; (ii) an increase in the amount of inventory reserves to $2.7 million in 1998 from $1.3 million in 1997, reflecting provisions for excess inventory quantities resulting from lower future sales projections based on changing market conditions; and (iii) an increase in and the acceleration of the amortization of capitalized software costs to $2.5 million in 1998 from $1.3 million in 1997, reflecting current estimates to recoverability values resulting from lower future sales projections based on changing market conditions. Should sales of the Company's products not materialize to levels to achieve recoverability of the investments in both inventory and capitalized software, additional substantial reserves and amortization would be required in future quarters. The investments in inventory and capitalized software at September 30, 1998 are $2.9 million and $1.4 million, respectively. Conversely, the Company benefited from increased service revenues in 1998, resulting in an increase in leveraging its fixed customer support operating expenses. The Company also benefited from cost reductions implemented in 1998 in connection with the Company's strategic restructuring plan.

Sales and marketing expenses decreased 76% to $0.8 million in 1998, from $3.1 million in 1997, and, as a percent of revenues, decreased to 8% in 1998 from 12% in 1997. The decrease in sales and marketing expenses resulted primarily from:
(i) a reduction in staffing levels and related expenses in connection with the Company's strategic restructuring plan; (ii) reduced number of customer and industry events in which the Company participated; and (iii) lower incentive compensation expense, which varies with revenue.

General and administrative expenses decreased 37% to $1.9 million in 1998 from $3.1 million in 1997, primarily due to: (i) a reduction in staffing levels and related expenses in connection with the Company's strategic restructuring plan; and (ii) no bad debt expense in 1998 as discussed above.

Research and development costs decreased 38% to $3.9 million in 1998 from $6.3 million in 1997. The decrease in expenditures in 1998 was primarily attributable to reduced staffing levels and reduced hardware research activities associated with cost reductions implemented in 1998 in connection with the Company's strategic restructuring plan. Software development costs of $0.6 million were capitalized in 1998, a decrease from the $1.2 million that were capitalized during 1997, and relate to the development and enhancement of the Blackbird Products. The decrease is attributable to the Company's decision, during the second quarter of 1998, to no longer capitalize software development and enhancement costs. This change reflects the Company's ongoing recoverability review, as discussed above.

Loss on disposal of assets of $0.3 million in 1998 relates to the loss on the sale of furniture and the unamortized balance of leasehold improvements associated with the consolidation of certain facilities at the Company's corporate offices during the first half of 1998. Additional facilities and equipment consolidation during the fourth quarter of 1998 is expected to result in additional losses on the disposal of assets, currently estimated to exceed $0.3 million.

Interest income (net of interest expense) decreased 66% to $0.06 million in 1998 from $0.17 million in 1997. The decrease was primarily attributable to lower average cash balances invested during 1998 as compared to 1997 and, to a lesser extent, miscellaneous interest charges from suppliers in connection with the payment of supplier liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding: (i) software and hardware research and development; (ii) property and equipment requirements; (iii) working capital; and (iv) the Company's operating losses. The Company has historically funded these requirements through issuance of Common Stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 1998, the Company's cash balance was $2.0 million as compared to $3.4 million on December 31, 1997. The Company's working capital decreased to $1.8 million at September 30, 1998 from $6.5 million at December 31, 1997. Approximately $2.7 million (57%) of this working capital decline is attributable to increased inventory reserves, reflecting the Company's ongoing recoverability review, as discussed above.

Cash used in operating activities amounted to $0.9 million in 1998, as compared to cash provided by operating activities of $1.0 million in 1997. The major factors contributing to the Company's reduced cash flow from operating activities in 1998 were: (i) the $8.2 million net loss that was recorded in 1998 as compared to the $1.3 million net loss that was recorded in 1997, both of which were before considering the impact of non-cash items such as depreciation, amortization, loss on disposal of assets and inventory reserves as discussed above; and (ii) the net changes in the balances of the major working capital components affecting cash flow from operating activities as described below.

(a) Accounts receivable declined $1.6 million in 1998 primarily as a result of:
    (I) lower third quarter 1998 revenues of $2.4 million as compared to fourth quarter 1997 revenues of $3.8 million; and (II) a changed receivable mix comprised of payment terms more favorable to the Company

(b) Inventories decreased $3.6 million in 1998 primarily as a result of: (I) systems sales, the majority of which utilized existing inventory with only minimal inventory purchases required; and (II) the addition of $2.7 million to inventory reserves for excess and obsolete inventory, primarily resulting from delayed sales, technology changes in the Company's cloning fraud interdiction methods and changing market conditions as discussed above

(c) Accounts payable and accrued liabilities declined $1.3 million in 1998 primarily due to: (I) a lower fixed cost structure resulting from implementation of the Company's 1998 strategic restructuring plan of inventory purchases in response to reduced sales levels.

(d) Payroll related liabilities decreased 55%, or $0.4 million in 1998 primarily as a result of substantial reduction in staffing levels and correspondingly lower liabilities for employee related benefits.

(e) Taxes (other than payroll and income) decreased $0.5 million in 1998 and reflect payments made on certain liabilities accrued throughout 1997 that were payable on an annual basis.

(f) Deferred revenue increased $0.3 million in 1998, resulting from the growth of prepaid maintenance and service revenues related to system sales of the Blackbird Products.

Cash utilized in investing activities totaled $0.6 million and $2.9 million in 1998 and 1997, respectively. The Company's capital requirements during such periods were primarily for: (i) purchase of property and equipment totaling $0.2 million and $1.7 million in 1998 and 1997 respectively, primarily for furniture, leaseholds, and equipment associated with maintaining the Company's business; and (ii) capitalization of software development costs of the Blackbird Products totaling $0.6 million and $1.2 million, respectively. Expenditure levels for property and equipment for 1998 have been, and are expected to continue to be, lower in 1998 as compared to prior periods, due to the cost and expenditure reductions implemented in 1998 in connection with the Company's strategic restructuring plan. As discussed above, the Company does not expect to capitalize software development in the foreseeable future. At September 30, 1998, the Company had no significant commitments for capital expenditures. The Company, as part of its growth strategy, would consider the cost/benefit of purchasing software and/or hardware technology in the event that an attractive opportunity arises and the Company has either sufficient capital or the ability to raise capital to effect such transactions.

Cash provided by financing activities totaled $0.7 million during 1997 and originated from the exercise of stock options. The Company's $5.0 million line of credit from a major bank expired on June 30, 1998. The Company did not utilize the bank line during the line's two year term and it has elected to defer its renewal process of the line of credit until completion of its 1999 business plan and further assessment of its financing needs.

Historically, the Company has experienced uneven revenues, operating results (including significant losses) and cash flow during the past several years. Operating information during the past seven quarters is as follows (in 000's):

                                                            Cash Provided From
                                              Net          (Used in) Operating
Three Months ended         Revenues       Income (Loss)        Activities              EBITDA+
----------------------  ----------------  --------------  -----------------------  --------------
March 31, 1997             $17,368          $ 4,414             $ 1,072              $ 5,466
June 30, 1997                6,725             (996)              3,402                 (101)
September 30, 1997           2,379           (4,749)             (3,432)              (3,376)
December 31, 1997            3,783           (3,715)                560               (1,643)
March 31, 1998               3,422           (1,789)             (1,450)              (1,036)
June 30, 1998                3,423           (3,916)              1,185                 (527)
September, 30 1998           2,416           (2,447)               (634)                  34


The uneven operating results and cash flow from operations originate primarily from: (i) operating losses resulting from a combination of lower than expected revenues, an unbalanced cost structure in relation to those revenues and the changing market conditions discussed above; (ii) uneven quarterly shipments of systems; (iii) cash receipts associated with deferred revenue recognition; and
(iv) varying payment terms contained in customer agreements.

The EBITDA+ information shown above reflects earnings (loss) before interest and taxes, and certain non-cash charges to operations for depreciation, amortization, loss on disposal of assets and inventory reserves. This is one of the Company's important cash flow monitoring tools in evaluating the effectiveness of its 1998 strategic restructuring plan. The plan was designed to focus on streamlining the Company's operations to achieve more balance between expenses and revenues and directing additional development efforts and resources toward new and complementary products to meet the ongoing needs of the wireless communications industry and generate new sources of revenue for the Company. To date, the results of the Company's 1998 plan are showing improvement towards its goals of achieving both consistent positive cash flow by the end of 1998 and profitability during 1999. While the Company believes that its current cash reserves and projected cash flow from operations provide sufficient cash to fund its operations for at least the next twelve months, further delays in achieving profitability, failure to convert existing inventory into cash, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

a) Exhibits

        27     Financial Data Schedule - filed only with EDGAR submission

--------------------------------------------



b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated September 23, 1998, under Item 5 of such Report, relating to the Company's naming Joyce Jones as the new Chief Operating Officer of the Company and a member of the Board of Directors effective September 18, 1998. No financial statements were included in such Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        By: /s/Michael E. McConnell
                            -------------------------------
                            Michael E. McConnell
                            Vice President and Chief Financial Officer
                            November 12, 1998

                          STATEMENT OF DIFFERENCES
                          ------------------------

  The trademark symbol shall be expressed as.............................. 'TM'
  The registered trademark symbol shall be expressed as................... 'r'
  The service mark symbol shall be expressed as........................... 'sm'