Form 10-Q
period 1999-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 1999-05-14
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number 0-19437
     MARCH 31, 1999

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

                                 NOT APPLICABLE
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

                  2,281,509 Common Shares were outstanding as of May 14, 1999.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION..................................................3

ITEM 1.  FINANCIAL STATEMENTS...................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..................................................8

PART II. OTHER INFORMATION.....................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................15


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                                            MARCH 31,    DECEMBER 31,
                                                                              1999           1998
                                                                            ---------     -----------
                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                  $2,495        $1,567
   Accounts receivable, net of allowances of $46 in 1999 and $72 in 1998       3,234         2,860
   Inventories, net                                                              915         1,014
   Prepaid expenses and other current assets                                     324           185
                                                                            --------      --------
     Total Current Assets                                                      6,968         5,626

PROPERTY AND EQUIPMENT, net                                                    1,703         1,941

SOFTWARE DEVELOPMENT COSTS, net                                                  380           535
                                                                            --------      --------
TOTAL ASSETS                                                                  $9,051        $8,102
                                                                            ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                   $1,260        $1,358
   Payroll related liabilities                                                   384           470
   Taxes (other than payroll and income)                                          48           128
   Deferred revenue and customers' deposits                                    3,770         3,074
                                                                            --------      --------
     Total Current Liabilities                                                 5,462         5,030

STOCKHOLDERS' EQUITY

   Preferred Stock, $0.01 par value per share, 5,000 shares authorized, none issued and outstanding

   Common Stock, $0.001 par value per share, 30,000 shares                        23            23
     authorized, 2,281 shares issued and outstanding at
     March 31, 1999 and Dec. 31, 1998

   Additional paid-in capital                                                 29,931        29,931
   Accumulated Deficit                                                       (26,365)      (26,882)
                                                                            --------      --------
     Total Stockholders' Equity                                                3,589         3,072
                                                                            --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $9,051        $8,102
                                                                            ========     ========

-----------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           1999      1998
                                                         --------  --------
REVENUE

  Systems                                                 $  557    $1,742
  Services                                                 2,207     1,680
                                                         --------  --------

Total Revenue                                              2,764     3,422

COSTS AND EXPENSES

  Cost of systems and services                             1,078     2,495
  Sales and marketing                                        170       389
  General and administrative                                 589       848
  Research and development                                   445     1,503
                                                         --------  --------

Total Costs and Expenses                                   2,282     5,235
                                                         --------  --------

INCOME (LOSS) FROM OPERATIONS                                482    (1,813)

INTEREST INCOME, NET                                          33        24
                                                         --------  --------

INCOME (LOSS) BEFORE INCOME TAXES                            515    (1,789)

PROVISION FOR INCOME TAXES                                     -         -
                                                         ========  ========

NET INCOME (LOSS)                                            $515    $(1,789)
                                                         ========  ========

EARNINGS (LOSS) PER SHARE

      Basic                                                  $.23      $(.78)
                                                         ========     ======
      Diluted                                                $.23      $(.78)
                                                         ========     ======

WEIGHTED AVERAGE SHARES OUTSTANDING

      Basic                                                 2,281       2,280
      Diluted                                               2,281       2,280


------------------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                             -------------------------------
                                                                                                1999                 1998
                                                                                             ----------          -----------
OPERATING ACTIVITIES
   Net income (loss)                                                                         $     515            $   (1,789)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Depreciation and amortization of property and equipment                                     239                  315
       Amortization of software development costs                                                  155                  316
       Loss (gain) on disposal of assets                                                            (2)                  41
       Provision for inventory reserves                                                             90                  105
       Other                                                                                         2                   42
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable                                                        (374)              (1,930)
         Decrease in inventories                                                                     9                  122
         Decrease (Increase) in prepaid expenses and other current assets                         (139)                  25
         (Decrease) in accounts payable and accrued liabilities                                    (98)                (117)
         (Decrease) in payroll related liabilities                                                 (86)                (145)
         (Decrease) in taxes (other than payroll and income)                                       (80)                (429)
         Increase in deferred revenue and customers' deposits                                      696                1,994
                                                                                             ---------            ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                927               (1,450)

INVESTING ACTIVITIES
   Purchase of property and equipment                                                               (1)                (114)
   Proceeds for sale of property and equipment                                                       2                    0
   Capitalization of software development costs                                                                        (416)
                                                                                             ---------            ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                  1                 (530)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                  0                    0
                                                                                             ---------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               928               (1,980)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 1,567                3,448
                                                                                             ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   2,495            $   1,468
                                                                                             =========            =========


---------------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1998 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):


                                                               MARCH 31,          DECEMBER 31,
                                                                 1999                 1998
                                                              ----------          ------------

         Inventory, primarily service parts                    $ 3,806               $ 3,815
         Less inventory reserves                                (2,891)               (2,801)
                                                               -------                ------

                                                               $   915               $ 1,014
                                                               =======               =======

NOTE C - CONTINGENCIES:

The following legal matters are outstanding as of March 31, 1999:

Between July 1997 and September 1997, eight separate lawsuits were filed against the Company and two of its current or former executive officers. In February 1998, the lawsuits were consolidated pursuant to a revised consolidated complaint filed by plaintiffs. The consolidated complaint alleges violations of certain federal securities laws, and purports to seek unspecified damages on behalf of a class of persons, other than defendants and their affiliates, who purchased the Company's common stock or call options on the Company's common stock, or who sold put options on the Company's common stock, during the period March 6, 1996 through July 30, 1997. On March 12, 1999, the Company, together with the individually named defendants, entered into a Stipulation and Agreement of Settlement with the plaintiffs (the "Stipulation"), under which the parties have agreed to settle the lawsuit upon the following principal terms: (i) payment of $4,100,000 made by the Company's insurers to plaintiffs; and (ii) the dismissal of the lawsuit against all defendants and related parties, with prejudice, but without any admission of liability or wrongdoing. The Stipulation requires court approval to become final, and is subject to certain other terms and conditions. While the Company anticipates that court approval will be forthcoming, there can be no assurance the court will approve the settlement or that all other conditions set forth in the Stipulation will be met. In the event that court approval of the settlement is denied, or if the settlement is otherwise terminated, the Company expects that the lawsuit will resume and that the Company will renew its vigorous defense of the claims. In the event of a renewal of the lawsuit, an award of monetary damages against the Company in excess of applicable insurance coverage, the expenditure of significant

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      NOTES TO FINANCIAL STATEMENTS (CON'T)

sums in the defense of the lawsuit, or the diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's business, financial condition and results of operations.

In January 1998, Communications Information Services, Inc. filed an action against the Company and AirTouch Communications, Inc. for alleged infringement of United States Patent No. 5,329,591 ("the `591 patent") in the United States District Court for the Northern District of Georgia at Atlanta. In January 1999, the Court granted the Company's motion to transfer this lawsuit to the United States District Court for the Western District of Washington. The complaint asserts that the plaintiff is the exclusive licensee of all rights under the `591 patent, alleges that the Company's cellular telephone fraud prevention technology infringes the `591 patent, and seeks damages in unspecified amounts. The Company believes this lawsuit is without merit and is vigorously defending against it. Although no estimate of any outcome of this action can currently be made, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.

From time to time, the Company is also a party to other legal proceedings in the ordinary course of business and/or which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations.

NOTE D - REVERSE STOCK SPLIT:

On January 5, 1999, the Company implemented a one-for-ten stock combination (reverse stock split) pursuant to the stockholders' approval at the Company's annual meeting of stockholders on December 14, 1998. All outstanding common shares and per share amounts in the accompanying financial statements have been retroactively adjusted to give effect to the one-for-ten stock combination.

NOTE E - EARNINGS (LOSS) PER SHARE:

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------------
                                                                                    1999                  1998
                                                                               ----------------     ------------------
Net income (loss)                                                                 $  515                $(1,789)
                                                                                  ======                =======

Weighted average number of shares for basic earnings per share                     2,281                  2,280
Effect of dilutive securities:  Employee stock options                                -                     -
                                                                                   -----                 -------

Weighted average number of shares for diluted earnings per share                   2,281                  2,280
                                                                                  ======                =======

Net income (loss) per share - Basic                                               $  .23                $  (.78)
                                                                                  ======                =======

Net income (loss) per share - Diluted                                             $  .23                $  (.78)
                                                                                  ======                =======

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Cellular Technical Services Company, Inc. (the "Company") contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

OVERVIEW

The Company's goal is to be a premier provider of real-time information processing and information management solutions for the worldwide wireless communications industry. Over the past 10 years, the Company has used its extensive experience with real-time wireless call processing to create technologically advanced solutions for this industry.

Today, the Company develops, markets and supports both software and hardware as part of its integrated solution for wireless communications fraud management. The Company's radio frequency ("RF") based suite of platform solutions include the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service and related application products and services ("Blackbird Platform Products"). The Blackbird Platform Products are currently used to address the wireless communications industry's need to more effectively combat cloning fraud. In addition, the Blackbird Platform is designed to support a broad range of products and services for the wireless communications industry, including both fraud and non-fraud products and services. The Company believes that the open, scalable architecture of the Blackbird Platform allows it and others to develop applications that run on or exchange information with our Blackbird Platform.

Over the past three years, the Company has entered into agreements with AirTouch Cellular and certain affiliates, Bell Atlantic Mobile and certain affiliates, GTE Mobilnet of California Limited Partnership, GTE Mobilnet Service Corp., Ameritech Mobile Communications, Inc. and SNET Mobility to deploy and support Blackbird Platform Products. In 1998, revenue from Blackbird Platform Products represented substantially all of the Company's total revenue, and the Company anticipates that revenue from Blackbird Platform Products will continue to represent substantially all of the Company's total revenue in 1999. Until the Company's launch of the Blackbird Platform Products in 1996, the Company's revenue had been derived primarily from the Company's Hotwatch'r' Platform and related application products and services ("Hotwatch Platform Products"), which provide credit management and prepaid billing applications and services to the wireless communications industry.

As previously reported, the Company implemented an aggressive restructuring plan during 1998 after incurring significant operating losses during 1996 and 1997. The restructuring plan had three specific objectives: reduce expenses, achieve positive cash flow by the end of 1998 and return the Company to sustainable profitability in 1999.

The plan called for a significant reduction in workforce and related expenses, a consolidation of facilities and equipment, the sale of underutilized assets, and management changes. These restructuring initiatives began to yield positive results in the third and fourth quarters of 1998. As reflected in this report, the Company's financial position continued to improve during the first quarter of 1999, achieving both profitability and positive cash flow during the period. The Company believes that its financial position should continue to improve during the remainder of 1999.

REVENUE GENERATION

The Company currently generates revenue through two sources: systems revenue and service revenue.

Systems revenue is generated from licensing and sales of the Company's proprietary software and hardware products, the sale of third-party equipment sold in support of the proprietary systems and, to a lesser extent, fees earned in connection with the installation and deployment of such systems. Revenue is recognized when all of the following conditions are met:

(i)    persuasive evidence of an arrangement exists;

(ii) delivery has occurred and all contractual obligations and other elements that are essential to the functionality of the delivered products have been satisfied;

(iii)  the amount is fixed and determinable; and

(iv)   collectability is probable.

Revenue is deferred for non-essential undelivered elements, based on vendor specific objective evidence ("VSOE") of the fair value for all elements of the arrangement. VSOE is typically based on the price charged when an element is sold separately, or in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services.

Service revenue is derived primarily from hardware and software maintenance programs, No Clone Zone roaming fraud prevention services, Blackbird Platform Monitoring service and related professional services provided in support of the Company's currently deployed product base. Service revenue is recognized ratably over the period that the service is provided. Hardware and software maintenance generally begins after system acceptance. Prepaid or allocated maintenance and services are recorded as deferred revenue.

Revenue recognition for the Company's systems varies by customer and by product. Every element of a contract must be identified and valued based upon VSOE, regardless of any stated price in the contract. Revenue from any undelivered elements of a contract is deferred. However, any undelivered element essential to the functionality of the delivered product will cause a 100% deferral of the sale. Amounts billed and received on sales contracts before products are delivered or before revenue is recognized or recognizable are recorded as customer deposits or deferred revenue. The significant factors used in determining revenue recognition generally include physical hardware and software delivery, definitions of system delivery and customer acceptance. For those agreements which provide for payment based upon meeting actual performance criteria, the Company may record a portion of the systems revenue and the majority of the systems costs at shipment or during the early stages of a system deployment. In certain cases no systems revenue or cost may be recorded at time of shipment, while certain operating costs may be recorded during the deployment process. Accordingly, revenue and direct margin recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements. The resulting deferral of revenue is recognized in subsequent periods upon meeting the performance criteria specified in the applicable agreement. The Company does not operate with a significant revenue backlog.

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

The Company expects that its costs and expenses in these and other areas will be lower in 1999 as compared to 1998, but will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development; (ii) enhance its sales and marketing activities; (iii) enhance hardware maintenance processes; (iv) enhance its customer support capabilities; and (v) enhance its general and administrative activities.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Overview

Total revenue decreased 19% to $2,764,000 in 1999 from $3,422,000 in 1998. Net income was $515,000, or $0.23 per share, in 1999 compared to a loss of $1,789,000, or $0.78 per share, in 1998.

While the Company enjoyed increased service revenue as described below, the Company attributes the total lower revenue to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, due to the effectiveness of this and other authentication-based products in combating cloning fraud; (ii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and to new and/or additional markets; and (iii) the lack of additional new domestic and international customers.

The improved operating results are attributable to: (i) increased service revenue originating from an increased installed base of systems; (ii) additional recurring services offered by the Company during 1998; and (iii) cost reductions attributable to the benefits of the Company's 1998 restructuring plan, that included, among other initiatives, streamlining the Company's operations and reducing its workforce.

Systems Revenue

Systems revenue decreased 68% to $557,000 in 1999 from $1,742,000 in 1998 due to the factors discussed above, and represents revenue from customers for the Company's Blackbird Platform Products.

Service Revenue

Service revenue increased 31% to $2,207,000 in 1999 from $1,680,000 in 1998. Approximately 94% and 93%, respectively, of the 1999 and 1998 total service revenue was derived from the Blackbird Platform Products. This increase is directly attributable to growing service revenue originating from a larger installed base of Blackbird Platform Products in the current period as compared to 1998.

Costs of Systems and Services

Costs of systems and services, the majority of which relate to the Company's Blackbird Platform Products, decreased 57% to $1,078,000 in 1999 from $2,495,000 in 1998. Costs of systems and services, as a percent of total revenue, were 39% and 73% for the 1999 and 1998 periods, respectively. The decrease in the amounts and percentages of costs for 1999 relative to 1998 reflects:

(i) lower costs associated with the decrease in systems revenue in 1999 as discussed above;

(ii) a decrease in the amount of amortization of capitalized software development costs resulting from the acceleration of the amortization of these costs in 1998 based on a reduction of future sales projections for such software;

(iii) increased service revenue in 1999, resulting from an increased leveraging of its fixed customer support operating expenses; and

(iv) cost reductions implemented in 1998 in connection with the Company's 1998 restructuring plan.


Sales and Marketing Expenses

Sales and marketing expenses decreased 56% to $170,000 in 1999 from $389,000 million in 1998. Sales and marketing expenses, as a percent of total revenue, decreased to 6% in 1999 from 11% in 1998. Both the dollar and percentage decreases in sales and marketing expenses are attributable primarily to reductions in staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

General and Administrative Expenses

General and administrative expenses decreased 31% to $589,000 in 1999 from $848,000 in 1998 and primarily reflect a reduction in staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

Research and Development Expenditures

Research and development costs decreased 70% to $445,000 in 1999 from $1,503,000 in 1998. The decrease in expenditures in 1999 was primarily attributable to reduced staffing levels in connection with the Company's 1998 restructuring plan and was partially offset by increased spending on product enhancements and new product research.

Interest Income, net

Interest income increased 38% to $33,000 in 1999 from $24,000 in 1998. Interest income from financing customer receivables was partially offset by lower average cash balances during the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through issuance of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 1999, the Company's cash balance was $2,495,000 as compared to $1,567,000 on December 31, 1998. The Company's working capital increased to $1,506,000 at March 31, 1999 from $596,000 at December 31, 1998.

Cash Provided by Operating Activities

Cash provided by operating activities amounted to $927,000 in 1999, as compared to cash used in operating activities of $1,450,000 in 1998. The major factors contributing to the Company's increased cash flow from operating activities in the 1999 period were: (i) the $515,000 net income recorded in 1999 as compared to a $1,789,000 net loss in 1998; and (ii) the net changes in the balances of the major working capital components affecting cash flow from operating activities, including:

(a) Accounts receivable, which increased 13%, or $374,000 in 1999 primarily due to timing differences arising from billing and payment cycles and terms of recurring service agreements;

(b) Current liabilities (except deferred revenue and customers' deposits) which decreased 13%, or $264,000, due to a lower fixed cost structure resulting from the implementation of the Company's 1998 restructuring plan; and

(c) Deferred revenue and customers' deposits, which increased 23%, or $696,000, and resulted from the growth of prepaid maintenance and service revenue for the installed base of Blackbird Platform Products.

Cash Provided by Investing Activities

Cash provided by investing activities totaled $1,000 in 1999, compared to cash used in investing activities of $530,000 in 1998. The amounts in the 1998 period were for: (i) purchase of property and equipment, primarily for furniture, leaseholds, and equipment associated with maintaining the Company's business; and (ii) capitalization of software development of the Blackbird Platform Products, which ceased during the second quarter of 1998. At March 31, 1999, the Company had no significant commitments for capital expenditures.

Operating Trends

The Company earned $515,000 in the first quarter of 1999, compared to operating losses of $10,860,000 and $5,046,000 for the years ended December 31, 1998 and 1997, respectively. Net non-cash charges included in the operating losses were $9,950,000 and $5,528,000 in 1998 and 1997, respectively. As of March 31, 1999, the Company had an accumulated deficit of $26,365,000, the majority of which has accumulated during the three years ended December 31, 1998.

During 1998, in response to such unfavorable operating results, the Company implemented its 1998 restructuring plan, which is described elsewhere in this report. Through the end of the first quarter of 1999, the results of the Company's 1998 plan showed significant improvement in profitability and cash flow, as reflected in the following table:

     Unaudited operating information for the past seven quarters (in 000's)

                                                                      CASH PROVIDED FROM
                                                                           (USED IN)
                                                         NET               OPERATING
     THREE MONTHS ENDED:            REVENUE         INCOME (LOSS)         ACTIVITIES           EBITDA+
     -------------------------  -----------------  ----------------   --------------------  --------------
     September 30, 1997             $2,379            ($4,749)             ($3,432)           ($3,376)
     December 31, 1997               3,783             (3,715)                 560             (1,643)
     March 31, 1998                  3,422             (1,789)              (1,450)            (1,036)
     June 30, 1998                   3,423             (3,916)               1,185               (527)
     September, 30 1998              2,416             (2,447)                (634)                34
     December 31, 1998               2,712             (2,706)                (530)               532
     March 31, 1999                  2,764                515                  928                964




The EBITDA+ information shown above reflects earnings (loss) before interest and taxes, and certain non-cash charges to operations for depreciation, amortization, loss on disposal of assets and inventory reserves. This is one of the Company's important cash flow monitoring tools in evaluating the effectiveness of its 1998 restructuring plan and its current operations. The positive trends experienced during each of the last six quarterly periods show the effectiveness of the 1998 restructuring plan towards achieving the Company's goals of both positive cash flow by the end of 1998 and profitability during 1999. While the Company believes that its current cash reserves and projected cash flow from operations provide sufficient cash to fund its operations for at least the next twelve months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

Year 2000 Compliance

The Company is currently utilizing internal resources and, where appropriate, outside resources to comprehensively identify and resolve, in a timely manner, the potential impact of the year 2000 and beyond processing of date-sensitive information as it applies to the Company's business. Generally, year 2000 processing issues are the result of systems that use two digits (rather than four digits) to define the applicable year. Thus, for example, any system that utilizes date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Year 2000 processing issues also may arise in other contexts, such as certain leap year calculations and in systems that use certain dates to provide special functionality. The Company believes that it has completed the majority of work required to address its year 2000 processing issues.

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

Hotwatch Platform Products - The Company's Hotwatch Platform Products, which revenue is not currently material to the Company's financial position, results of operations, or cash flows, are not currently year 2000 compliant. The Company has identified the aspects of these products that would require enhancements to become year 2000 compliant, and is in the process of determining with its customers whether it will perform such enhancements. Currently, the Company expects that revenue from its Hotwatch Platform Products, as currently deployed, will be minimal in 1999 and beyond. The Company expects that any year 2000 compliance project for these products, if initiated, will be completed in a timely manner and that all related costs will be borne by its customers of these products.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)      EXHIBITS

        27. Financial Data Schedule - filed only with EDGAR submission.

B)      REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K, dated March 16, 1999, under Item 5 of such Report, relating to the Company's legal proceedings. No financial statements were included in such Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/ Bruce R. York
                         -----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         May 14, 1999

                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The registered trademark symbol shall be expressed as...................... 'r'
The service mark symbol shall be expressed as..............................'sm'