Form 10-Q
period 1999-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 1999-08-13
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC. 20549

                                    FORM 10-Q
                                    ---------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                   Commission File Number  0-19437
JUNE 30, 1999                                                            -------
-------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                  11-2962080
-------------------------------------     --------------------------------------
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

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                 2,281,493 Common Shares were outstanding as of August 13, 1999.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION................................................ 3

ITEM 1.   FINANCIAL STATEMENTS................................................ 3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................... 7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........14

PART II.  OTHER INFORMATION...................................................15

ITEM 1.   LEGAL PROCEEDINGS...................................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................16

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                      (in 000's, except per share amounts)


                                                                   JUNE 30,              DECEMBER 31,
                                                                     1999                   1998
                                                                  (unaudited)             (audited)
                                                               -----------------      -----------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $           3,969      $           1,567
   Accounts receivable, net of allowances
     of $5 in 1999 and $72 in 1998                                         2,052                  2,860
   Inventories, net                                                          735                  1,014
   Prepaid expenses and other current assets                                 267                    185
                                                               -----------------      -----------------

     Total Current Assets                                                  7,023                  5,626

PROPERTY AND EQUIPMENT, net                                                1,481                  1,941

SOFTWARE DEVELOPMENT COSTS, net                                              267                    535
                                                               -----------------      -----------------

TOTAL ASSETS                                                   $           8,771      $           8,102
                                                               =================      =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                    $           1,064      $           1,358
   Payroll related liabilities                                               361                    470
   Taxes (other than payroll)                                                 41                    128
   Deferred revenue and customers' deposits                                3,019                  3,074
                                                               -----------------      -----------------

     Total Current Liabilities                                             4,485                  5,030

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding
   Common Stock, $0.001 par value per share, 30,000 shares
     authorized, 2,281 shares issued and outstanding at
     June 30, 1999 and December 31, 1998                                      23                     23
   Additional paid-in capital                                             29,935                 29,931
   Accumulated Deficit                                                   (25,672)               (26,882)
                                                               -----------------      -----------------

     Total Stockholders' Equity                                            4,286                  3,072
                                                               -----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $           8,771      $           8,102
                                                               =================      =================

--------------------------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)


                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                            ----------------------------------    ----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
REVENUES
  Systems                                   $          618     $        1,581     $        1,175      $        3,323
  Services                                           2,173              1,842              4,380               3,522
                                            ---------------    ---------------    ---------------     ---------------

Total Revenues                                       2,791              3,423              5,555               6,845

COSTS AND EXPENSES
  Cost of systems and services                       1,035              4,649              2,113               7,144
  Sales and marketing                                  172                248                342                 637
  General and administrative                           560                592              1,151               1,399
  Research and development                             394              1,577                839               3,080
  Loss (gain) on disposal of assets                    (14)               288                (16)                329
                                            ---------------    ---------------    ---------------     ---------------

Total Costs and Expenses                             2,147              7,354              4,429              12,589
                                            ---------------    ---------------    ---------------     ---------------

INCOME (LOSS) FROM OPERATIONS                          644             (3,931)             1,126              (5,744)

INTEREST INCOME, net                                    66                 15                 99                  39
                                            ---------------    ---------------    ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                      710             (3,916)             1,225              (5,705)

PROVISION FOR INCOME TAXES                             (16)                 0                (16)                  0
                                            ---------------    ---------------    ---------------     ---------------

NET INCOME (LOSS)                           $          694     $       (3,916)    $        1,209      $       (5,705)
                                            ===============    ===============    ===============     ===============

EARNINGS (LOSS) PER SHARE:

     Basic                                  $         0.30     $        (1.71)    $         0.53      $        (2.50)
                                            ===============    ===============    ===============     ===============

     Diluted                                $         0.30     $        (1.71)    $         0.53      $        (2.50)
                                            ===============    ===============    ===============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                           2,281              2,281              2,281               2,281

     Diluted                                         2,281              2,281              2,281               2,281

--------------------------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                       --------------------------------------
                                                                                            1999                 1998
                                                                                       ----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                                                   $         1,209      $        (5,705)
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization of property and equipment                                     466                  778
       Amortization and write off of software development costs                                    267                1,594
       (Gain) Loss on disposal of assets                                                           (16)                 329
       Provision for accounts receivable reserves                                                    0                  (58)
       Provision for inventory reserves                                                            154                1,480
       Other non cash charges                                                                       (3)                  42
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                           808                1,035
         Decrease in inventories                                                                   125                  758
         (Increase) in prepaid expenses and other current assets                                   (82)                 (29)
         (Decrease) in accounts payable and accrued liabilities                                   (292)                (744)
         (Decrease) in payroll related liabilities                                                (108)                (321)
         (Decrease) in taxes (other than payroll and income)                                       (87)                (436)
         (Decrease) increase in deferred revenue and customers' deposits                           (55)               1,012
                                                                                       ----------------     ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              2,386                 (265)

INVESTING ACTIVITIES
   Purchase of property and equipment                                                                0                 (155)
   Proceeds from sale of assets                                                                     16                  155
   Capitalization of software development costs                                                      0                 (570)
                                                                                       ----------------     ----------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 16                 (570)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                           0                    0
                                                                                       ----------------     ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            0                    0
                                                                                       ----------------     ----------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                            2,402                 (835)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 1,567                3,448
                                                                                       ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $         3,969      $         2,613
                                                                                       ================     ================

--------------------------------
The accompanying notes are an integral part of these financial statements

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1998 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The Company does not separately disclose comprehensive income because it does not have any components of comprehensive income other than net income. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                            JUNE 30,          DECEMBER 31,
                                              1999               1998
                                        ----------------   ------------------
Inventory, primarily service parts      $          3,690   $          3,815
Less inventory reserves                           (2,955)            (2,801)
                                        -----------------  ------------------
                                        $            735   $          1,014
                                        =================  ==================


NOTE C - CONTINGENCIES:

The following legal matters are outstanding as of June 30, 1999:

In January 1998, Communications Information Services, Inc. filed an action against the Company and AirTouch Communications, Inc. for alleged infringement of United States Patent No. 5,329,591 ("the `591 patent") in the United States District Court for the Northern District of Georgia at Atlanta. In January 1999, the Court granted the Company's motion to transfer this lawsuit to the United States District Court for the Western District of Washington. The complaint asserts that the plaintiff is the exclusive licensee of all rights under the `591 patent, alleges that the Company's cellular telephone fraud prevention technology infringes the `591 patent, and seeks damages in unspecified amounts. The Company believes this lawsuit is without merit and is vigorously defending against it. Although no estimate of any outcome of this action can currently be made, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

From time to time, the Company is also a party to other legal proceedings in the ordinary course of business and/or which management believes will be resolved without a material adverse effect on the Company's liquidity, financial condition or results of operations.


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

NOTE E - EARNINGS (LOSS) PER SHARE:

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):

                                                 THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                            -------------------------------------    -------------------------------------
                                                  1999                 1998                1999                 1998
                                            ----------------     ----------------    ----------------     ----------------
Net income (loss)                                    $  694            $  (3,916)           $  1,209            $  (5,705)
                                            ================     ================    ================     ================
Weighted average number of shares:
       for basic earnings per share                   2,281                2,281               2,281                2,281
Effect of dilutive securities:
            Employee stock options                       --                   --                  --                   --
                                            ----------------     ----------------    ----------------     ----------------
Weighted average number of shares:
      for diluted earnings per share                  2,281                2,281               2,281                2,281

Net income (loss) per share - Basic                $   0.30            $   (1.71)           $   0.53            $   (2.50)
                                            ================     ================    ================     ================
Net income (loss) per share - Diluted              $   0.30            $   (1.71)           $   0.53            $   (2.50)
                                            ================     ================    ================     ================


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


OVERVIEW

The Company's goal is to be a premier provider of real-time information processing and information management solutions for the wireless communications industry. Over the past 10 years, the Company has used its extensive experience with real-time wireless call processing to create technologically advanced solutions for this industry.

Today, the Company develops, markets and supports both software and hardware as part of its integrated solution for wireless communications fraud management. The Company's radio frequency ("RF") based suite of platform solutions include the Blackbird(R) Platform, PreTect(TM) cloning-fraud prevention application, No Clone ZoneSM roaming-fraud prevention service and related application products and services ("Blackbird Platform Products"). The Blackbird Platform Products are currently used to address the wireless communications industry's need to more effectively combat "cloning fraud." This term is used to describe the illegal activity of using a scanning device to steal the electronic serial number and mobile identification number of a legitimate wireless telephone while in use, then reprogramming the stolen numbers into other phones. These reprogrammed phones, or "clone phones," are then used to make illegal calls on a wireless communications network, without payment for the wireless services rendered.

The Company's Blackbird Platform is also designed to support a broad range of products and services for the wireless communications industry, including both fraud and non-fraud products and services. The Company believes that the open, scalable architecture of the Blackbird Platform allows it and others to develop applications that run on or exchange information with the Blackbird Platform to meet the needs of this industry.

Over the past three years, the Company has entered into agreements with AirTouch Cellular and certain affiliates, Bell Atlantic Mobile and certain affiliates, GTE Mobilnet of California Limited Partnership, GTE Wireless Service Corp., Ameritech Mobile Communications, Inc. and SNET Mobility to deploy and support Blackbird Platform Products. In 1998, revenue from Blackbird Platform Products represented substantially all of the Company's total revenue, and the Company anticipates that revenue from Blackbird Platform Products will continue to represent substantially all of the Company's total revenue in 1999. Until the Company's launch of the Blackbird Platform Products in 1996, the Company's revenue had been derived primarily from the Company's Hotwatch(R) Platform and related application products and services ("Hotwatch Platform Products"), which provide credit management and prepaid billing applications and services to the wireless communications industry.

As previously reported, the Company implemented an aggressive restructuring plan during 1998 after incurring significant operating losses during 1996 and 1997. The restructuring plan had three specific objectives: reduce expenses, achieve positive cash flow by the end of 1998 and return the Company to sustainable profitability in 1999. The plan called for a significant reduction in workforce and related expenses, a consolidation of facilities and equipment, the sale of underutilized assets, and management changes. These restructuring initiatives began to yield positive results in the third and fourth quarters of 1998. As reflected in this report, the Company's financial position continued to improve during the first and second quarters of 1999, achieving both profitability and positive cash flow during the periods. The Company believes that its financial position should continue to improve during the remainder of 1999.


REVENUE GENERATION

The Company currently generates revenue through two sources: systems revenue and service revenue.

Systems revenue is generated from licensing and sales of the Company's proprietary software and hardware products, the sale of third-party products sold in connection with the Company's proprietary products and, to a lesser extent, fees earned in connection with the installation and deployment of these products. Revenue is recognized when all of the following conditions are met:

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

Service revenue is derived primarily from hardware and software maintenance programs, No Clone Zone roaming fraud prevention service, Blackbird Platform Monitoring service and related professional services provided in support of the Company's currently deployed product base. Service revenue is recognized ratably over the period that the service is provided. Hardware and software maintenance generally begins after system acceptance. Prepaid or allocated maintenance and services are recorded as deferred revenue.

Revenue recognition for the Company's systems varies by customer and by product. Every element of a contract must be identified and valued based upon VSOE, regardless of any stated price in the contract. Revenue from any undelivered elements of a contract is deferred. However, any undelivered element essential to the functionality of the delivered product will cause a 100% deferral of the sale. Amounts billed and received on sales contracts before products are delivered or before revenue is recognized or recognizable are recorded as customer deposits or deferred revenue. The significant factors used in determining revenue recognition generally include physical hardware and software delivery, definitions of system delivery and customer acceptance. For those agreements which provide for payment based upon meeting actual performance criteria, the Company may record a portion of the systems revenue and the majority of the systems costs at shipment or during the early stages of a system deployment. In certain cases no systems revenue may be recorded at time of shipment, while certain operating costs may be recorded during the deployment process. Accordingly, revenue and direct margin recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements. The resulting deferral of revenue is recognized in subsequent periods upon meeting the performance criteria specified in the applicable agreement. The Company does not operate with a significant revenue backlog.


COSTS AND EXPENSES

Costs of systems and services are primarily comprised of the costs of: (i) equipment, which includes both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (ii) amortization of capitalized software development costs; (iii) system integration and installation; (iv) royalty fees related to the licensing of intellectual property rights from others; (v) customer support; and (vi) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Overview

Total revenue decreased 18% to $2,791,000 in 1999 from $3,423,000 in 1998. Net income was $694,000, or $0.30 per share, in 1999 compared to a loss of $3,916,000, or $1.71 per share, in 1998. The Company recognized an alternative minimum tax liability of $16,000 during the 1999 period.

While the Company enjoyed increased service revenue as described below, the Company attributes the total lower revenue to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, due to the effectiveness of authentication-based products in combating cloning fraud; (ii) lower market penetration than originally planned of Blackbird Platform Products; and (iii) the lack of additional new sales of the Company's cloning fraud prevention technology in 1999.

The improved operating results are attributable to: (i) cost reductions attributable to the benefits of the Company's 1998 restructuring plan, that included, among other initiatives, streamlining the Company's operations and reducing its workforce, (ii) increased service revenue originating from an increased installed base of systems; and (iii) additional recurring services provided by the Company.

Revenue

Systems revenue decreased 61% to $618,000 in 1999 from $1,581,000 in 1998 due to the factors discussed above, and represents revenue from customers of the Company's Blackbird Platform Products.

Service revenue increased 18% to $2,173,000 in 1999 from $1,842,000 in 1998. Approximately 96% and 92%, respectively, of the 1999 and 1998 total service revenue was derived from the Blackbird Platform Products. This increase is directly attributable to growing service revenue originating from a larger installed base of Blackbird Platform Products in the current period as compared to 1998.

Costs of Systems and Services

Costs of systems and services, the majority of which relate to the Company's Blackbird Platform Products, decreased 78% to $1,035,000 in 1999 from $4,649,000 in 1998. Costs of systems and services, as a percent of total revenue, were 37% and 136% for the 1999 and 1998 periods, respectively. The decrease in the amounts and percentages of costs for 1999 relative to 1998 reflects:

(i) cost reductions implemented in 1998 in connection with the Company's 1998 restructuring plan,

(ii) a decrease in the amount of amortization of capitalized software development costs resulting from the acceleration of the amortization of these costs in 1998 based on a reduction of future sales projections for such software;

(iii) increased service revenue in 1999, resulting from an increased leveraging of its fixed customer support operating expenses; and

(iv) lower costs associated with the decrease in systems revenue in 1999 as discussed above.

Operating Expenses

Sales and marketing expenses decreased 31% to $172,000 in 1999 from $248,000 in 1998. Sales and marketing expenses, as a percent of total revenue, decreased to 6% in 1999 from 7% in 1998. Both the dollar and percentage decreases in sales and marketing expenses are attributable primarily to reductions in staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

General and administrative expenses decreased 5% to $560,000 in 1999 from $592,000 in 1998 and primarily reflect a reduction in staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

Research and development costs decreased 75% to $394,000 in 1999 from $1,577,000 in 1998. The decrease in expenditures in 1999 was primarily attributable to reduced staffing levels in connection with the Company's 1998 restructuring plan and was partially offset by spending on product enhancements and new product research.

Interest Income, net

Interest income increased 340% to $66,000 in 1999 from $15,000 in 1998, and resulted from higher average cash balances and interest income from financing customer receivables during the 1999 period.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Overview

Total revenue decreased 19% to $5,555,000 in 1999 from $6,845,000 in 1998. Net income was $1,209,000, or $0.53 per share, in 1999 compared to a loss of $5,705,000, or $2.50 per share, in 1998. . The Company recognized an alternative minimum tax liability of $16,000 during the 1999 period.

While the Company enjoyed increased service revenue as described below, the Company attributes the total lower revenue to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, due to the effectiveness of authentication-based products in combating cloning fraud; (ii) lower market penetration than originally planned of Blackbird Platform Products; and (iii) the lack of additional new sales of the Company's cloning fraud prevention technology in 1999.

The improved operating results are attributable to: (i) cost reductions attributable to the benefits of the Company's 1998 restructuring plan, that included, among other initiatives, streamlining the Company's operations and reducing its workforce, (ii) increased service revenue originating from an increased installed base of systems; and (iii) additional recurring services provided by the Company.

Revenue

Systems revenue decreased 65% to $1,175,000 in 1999 from $3,323,000 in 1998 due to the factors discussed above, and represents revenue from customers of the Company's Blackbird Platform Products.

Service revenue increased 24% to $4,380,000 in 1999 from $3,522,000 in 1998. Approximately 95% and 93%, respectively, of the 1999 and 1998 total service revenue was derived from the Blackbird Platform Products. This increase is directly attributable to growing service revenue originating from a larger installed base of Blackbird Platform Products in the current period as compared to 1998.

Costs of Systems and Services

Costs of systems and services, the majority of which relate to the Company's Blackbird Platform Products, decreased 71% to $2,113,000 in 1999 from $7,144,000 in 1998. Costs of systems and services, as a percent of total revenue, were 38% and 104% for the 1999 and 1998 periods, respectively. The decrease in the amounts and percentages of costs for 1999 relative to 1998 reflects:

(i) cost reductions implemented in 1998 in connection with the Company's 1998 restructuring plan,

(ii) a decrease in the amount of amortization of capitalized software development costs resulting from the acceleration of the amortization of these costs in 1998 based on a reduction of future sales projections for such software;

(iii) increased service revenue in 1999, resulting from an increased leveraging of its fixed customer support operating expenses; and

(iv) lower costs associated with the decrease in systems revenue in 1999 as discussed above.

Operating Expenses

Sales and marketing expenses decreased 46% to $342,000 in 1999 from $637,000 in 1998. Sales and marketing expenses, as a percent of total revenue, decreased to 6% in 1999 from 9% in 1998. Both the dollar and percentage decreases in sales and marketing expenses are attributable primarily to reductions in staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

General and administrative expenses decreased 18% to $1,151,000 in 1999 from $1,399,000 in 1998 and primarily reflect a reduction in staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

Research and development costs decreased 73% to $839,000 in 1999 from $3,080,000 in 1998. The decrease in expenditures in 1999 was primarily attributable to reduced staffing levels in connection with the Company's 1998 restructuring plan and was partially offset by spending on product enhancements and new product research.

Interest Income, net

Interest income increased 154% to $99,000 in 1999 from $39,000 in 1998, and resulted from higher average cash balances and interest income from financing customer receivables during the 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through issuance of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On June 30, 1999, the Company's cash balance was $3,969,000 as compared to $1,567,000 on December 31, 1998. The Company's working capital increased to $2,538,000 at June 30, 1999 from $596,000 at December 31, 1998.

Cash Provided by Operating Activities

Cash provided by operating activities amounted to $2,386,000 in 1999, as compared to cash used in operating activities of $265,000 in 1998. The major factors contributing to the Company's increased cash flow from operating activities in the 1999 period were: (i) the $1,209,000 net income recorded in 1999 as compared to a $5,705,000 net loss in 1998; and (ii) the net changes in the balances of the major working capital components affecting cash flow from operating activities, including:

(a) Accounts receivable, which decreased 28%, or $808,000 in 1999 primarily due to timing differences arising from billing and payment cycles and terms of recurring service agreements;

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

Cash Provided by Investing Activities

Cash provided by investing activities totaled $16,000 in 1999, compared to cash used in investing activities of $570,000 in 1998. The amounts in the 1998 period were for capitalization of software development of the Blackbird Platform Products, which ceased during the second quarter of 1998. At June 30, 1999, the Company had no significant commitments for capital expenditures.

Operating Trends

The Company earned $1,209,000 in the first two quarters of 1999, compared to operating losses of $10,860,000 and $5,046,000 for the years ended December 31, 1998 and 1997, respectively. Net non-cash charges included in the operating losses were $9,950,000 and $5,528,000 in 1998 and 1997, respectively. As of June 30, 1999, the Company had an accumulated deficit of $25,672,000, the majority of which has accumulated during the three years ended December 31, 1998. During 1998, in response to such unfavorable operating results, the Company implemented its 1998 restructuring plan, which is described elsewhere in this report. Through the end of the first two quarters of 1999, the results of the Company's 1998 plan showed significant improvement in profitability and cash flow, as reflected in the following table:

      Unaudited operating information for the past six quarters (in 000's)

                                                                    CASH PROVIDED
                                                                    FROM (USED IN)
                                                    NET               OPERATING
THREE MONTHS ENDED:            REVENUE         INCOME (LOSS)         ACTIVITIES           EBITDA+
-------------------------  -----------------  ----------------   --------------------  --------------
March 31, 1998                  3,422             (1,789)              (1,450)           (1,036)
June 30, 1998                   3,423             (3,916)               1,185              (527)
September, 30 1998              2,416             (2,447)                (634)               34
December 31, 1998               2,712             (2,706)                (530)              532
March 31, 1999                  2,764                515                  928               964
June 30, 1999                   2,791                694                1,458               956

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

Hotwatch Platform Products - The Company's Hotwatch Platform Products, which revenue is not currently material to the Company's financial position, results of operations, or cash flows, are not currently year 2000 compliant. All customer use of Hotwatch Platform Products is scheduled to be phased out before the end of 1999. The Company has identified the aspects of these products that would require enhancements to become Year 2000 compliant. If the Company identifies an opportunity for the sale or license of Hotwatch Platform Products in the future, the Company expects that any Year 2000 compliance project for these products, if initiated, will be completed in a timely manner and that all related costs will be borne by its future customer(s) of these products.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Between July 1997 and September 1997, eight separate lawsuits were filed against the Company and two of its current or former executive officers. In February 1998, the lawsuits were consolidated pursuant to a revised consolidated complaint filed by plaintiffs. The consolidated complaint alleged violations of certain federal securities laws, and purports to seek unspecified damages on behalf of a class of persons, other than defendants and their affiliates, who purchased the Company's common stock or call options on the Company's common stock, or who sold put options on the Company's common stock, during the period March 6, 1996 through July 30, 1997. On March 12, 1999, the Company, together with the individually named defendants, entered into a Stipulation and Agreement of Settlement with the plaintiffs (the "Stipulation"), under which the parties have agreed to settle the lawsuit without any admission of liability or wrongdoing. On May 24, 1999, the court entered a final order and judgement approving the terms of the Stipulation and dismissing all of the claims in this action.

In January 1998, Communications Information Services, Inc. filed an action against the Company and AirTouch Communications, Inc. for alleged infringement of United States Patent No. 5,329,591 ("the `591 patent") in the United States District Court for the Northern District of Georgia at Atlanta. In January 1999, the Court granted the Company's motion to transfer this lawsuit to the United States District Court for the Western District of Washington. The complaint asserts that the plaintiff is the exclusive licensee of all rights under the `591 patent, alleges that the Company's cellular telephone fraud prevention technology infringes the `591 patent, and seeks damages in unspecified amounts. The Company believes this lawsuit is without merit and is vigorously defending against it. Although no estimate of any outcome of this action can currently be made, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

From time to time, the Company is also a party to other legal proceedings in the ordinary course of business and/or which management believes will be resolved without a material adverse effect on the Company's liquidity, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on June 14, 1999.

ELECTION OF ONE CLASS II DIRECTOR

Lawrence Schoenberg was elected as Class II director to the Company's Board of Directors to hold office until the Company's third annual meeting of the stockholders following the election or until his successor is duly elected and qualified. In connection with the election of the Class II director, the voting of stockholders was as follows:

Nominee                              For            Withheld    Broker Non-Votes
-------                              ---            --------    ----------------
Lawrence Schoenberg               1,414,364           11,861            0

The other directors, whose terms of office continue after the meeting, are Stephen Katz, James Porter, and Joyce S. Jones. The foregoing matter is described in more detail in the Company's proxy statement dated April 30, 1999 for the 1999 annual meeting of stockholders of the Company, as filed with the Securities and Exchange Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

       10            Amendment to 1993 Non-Employee Director Stock Option Plan
                     dated April 22, 1999 (1)
       27            Financial Data Schedule - filed only with EDGAR submission

    --------------------------------------------
    (1)  Filed herewith.


b)  REPORTS ON FORM 8-K

    None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:  /s/ Bruce R. York
                      -------------------------------------
                       Bruce R. York
                       Vice President and Chief Financial Officer
                       August 13, 1999