Form 10-Q
period 1999-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 1999-11-12
CIK 876378

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended................................September 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from......................to..........................

                         Commission File Number 0-19437

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                     11-2962080
-----------------------------------       --------------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

     2,281,493 Common Shares were outstanding as of November 12, 1999.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION........................................................3

ITEM 1. FINANCIAL STATEMENTS.........................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS................................................................7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................15


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...........................................................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................15


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                      (in 000's, except per share amounts)

                                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                                             1999                    1998
                                                                                          (unaudited)              (audited)
                                                                                       ------------------     ------------------
                                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                           $           5,578      $           1,567
   Accounts receivable, net of allowances of $5 in 1999 and $72 in 1998                            1,222                  2,860
   Inventories, net                                                                                  670                  1,014
   Prepaid expenses and other current assets                                                         183                    185
                                                                                       ------------------     ------------------

     Total Current Assets                                                                          7,653                  5,626

PROPERTY AND EQUIPMENT, net                                                                        1,031                  1,941

SOFTWARE DEVELOPMENT COSTS, net                                                                      236                    535
                                                                                       ------------------     ------------------

TOTAL ASSETS                                                                           $           8,920      $           8,102
                                                                                       ==================     ==================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $             971      $           1,358
   Payroll related liabilities                                                                       527                    470
   Taxes (other than payroll)                                                                         31                    128
   Deferred revenue and customers' deposits                                                        2,324                  3,074
                                                                                       ------------------     ------------------

     Total Current Liabilities                                                                     3,853                  5,030

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding
   Common Stock, $0.001 par value per share, 30,000 shares                                            23                     23
     authorized, 2,281 shares issued and outstanding at
     Sept. 30, 1999 and Dec. 31, 1998
   Additional paid-in capital                                                                     29,931                 29,931
   Accumulated Deficit                                                                           (24,887)               (26,882)
                                                                                       ------------------     ------------------

     Total Stockholders' Equity                                                                    5,067                  3,072
                                                                                       ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $           8,920      $           8,102
                                                                                       ==================     ==================

-------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                    ----------------------------------     -----------------------------------
                                                         1999               1998                1999                1998
                                                    ---------------    ---------------     ---------------     ---------------
REVENUES
  Systems                                           $          421     $          516      $        1,597      $        3,839
  Services                                                   2,155              1,900               6,534               5,423
                                                    ---------------    ---------------     ---------------     ---------------

Total Revenues                                               2,576              2,416               8,131               9,262

COSTS AND EXPENSES
  Cost of systems and services                                 886              3,373               2,999              10,515
  Sales and marketing                                          176                124                 517                 762
  General and administrative                                   544                516               1,696               1,920
  Research and development                                     402                862               1,241               3,941
                                                    ---------------    ---------------     ---------------     ---------------


Total Costs and Expenses                                     2,008              4,875               6,453              17,138
                                                    ---------------    ---------------     ---------------     ---------------

INCOME (LOSS) FROM OPERATIONS                                  568             (2,459)              1,678              (7,876)

OTHER INCOME, net                                              112                 (5)                128                (334)

INTEREST INCOME, net                                           116                 17                 214                  56
                                                    ---------------    ---------------     ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                              796     $       (2,447)              2,020      $       (8,154)

PROVISION FOR INCOME TAXES                                      12                                     28
                                                    ---------------    ---------------     ---------------     ---------------

NET INCOME (LOSS)                                   $          784     $       (2,447)     $        1,992      $       (8,154)
                                                    ===============    ===============     ===============     ===============

EARNINGS (LOSS) PER SHARE:

     Basic                                          $         0.34     $         (1.07)    $         0.87      $        (3.57)
                                                    ===============    ===============     ===============     ===============

     Diluted                                        $         0.34     $         (1.07)    $         0.87      $        (3.57)
                                                    ===============    ===============     ===============     ===============

WEIGTED AVERAGE SHARES OUTSTANDING:

     Basic                                                   2,281               2,281              2,281               2,281

     Diluted                                                 2,298               2,281              2,287               2,281



-------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)


                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                       --------------------------------------
                                                                                            1999                 1998
                                                                                       ----------------     -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                                   $         1,992      $        (8,154)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Depreciation and amortization of property and equipment                                     672                1,120
       Amortization and write off of software development costs                                    298                2,540
       Loss on disposal of assets                                                                  232                  334
       Provision for accounts receivable reserves                                                    0                  (58)
       Provision for inventory reserves                                                            165                2,685
       Other non cash charges                                                                       (7)                  42
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                         1,639                1,639
         Decrease in inventories                                                                   180                  868
         Decrease in prepaid expenses and other current assets                                       2                   21
         (Decrease) in accounts payable and accrued liabilities                                   (387)              (1,342)
         Increase (Decrease) in payroll related liabilities                                         59                 (439)
         (Decrease) in taxes (other than payroll and income)                                       (97)                (485)
         (Decrease) increase in deferred revenue and customers' deposits                          (750)                 330
                                                                                       ----------------     ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              3,998                 (899)

INVESTING ACTIVITIES
   Purchase of property and equipment                                                               (4)                (159)
   Proceeds from sale of assets                                                                     17                  156
   Capitalization of software development costs                                                      0                 (570)
                                                                                       ----------------     ----------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 13                 (573)

FINANCING ACTIVITIES                                                                                 0                    0
                                                                                       ----------------     ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            0                    0
                                                                                       ----------------     ----------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                            4,011               (1,472)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 1,567                3,448
                                                                                       ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $         5,578      $         1,976
                                                                                       ================     ================

-------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. (the "Company"), including the December 31, 1998 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The Company does not separately disclose comprehensive income because it does not have any components of comprehensive income other than net income. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                            SEPTEMBER 30,       DECEMBER 31,
                                                1999                1998
                                           -----------------   ----------------

  Inventory, primarily service parts       $          3,700   $          3,815
  Less inventory reserves                            (3,030)            (2,801)
                                           -----------------  ------------------

                                           $            670   $          1,014
                                           =================  ==================


NOTE C - CONTINGENCIES:

The following legal matters are outstanding as of September 30, 1999:

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

NOTE E - EARNINGS (LOSS) PER SHARE:
The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):


                                                THREE MONTHS ENDED SEPT. 30,             NINE MONTHS ENDED SEPT. 30,
                                            -------------------------------------   ---------------------------------------
                                                 1999                 1998               1999                  1998
                                            ----------------     ----------------   ----------------     ------------------

Net income (loss)                           $           784      $        (2,447)    $        1,992       $         (8,154)
                                            ================     ================   ================     ==================

Weighted average number of shares:
       for basic earnings per share                   2,281                2,281              2,281                  2,281
Effect of dilutive securities:
           Employee stock options
                                                         17                    -                  6                      -
                                            ----------------     ----------------   ----------------     ------------------
Weighted average number of shares:
      for diluted earnings per share                  2,298                2,281              2,287                  2,281
                                            ================     ================   ================     ==================

Net income (loss) per share - Basic         $          0.34      $         (1.07)   $          0.87      $           (3.57)
                                            ================     ================   ================     ==================

Net income (loss) per share - Diluted       $          0.34      $         (1.07)   $          0.87      $           (3.57)
                                            ================     ================   ================     ==================


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

OVERVIEW

The Company's goal is to be a premier provider of real-time information processing and information management solutions for the wireless communications industry. Over the past 11 years, the Company has used its extensive experience with real-time wireless call processing to create technologically advanced solutions for this industry.

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

As previously reported, the Company implemented an aggressive restructuring plan during 1998 after incurring significant operating losses during 1996 and 1997. The restructuring plan had three specific objectives: reduce expenses, achieve positive cash flow by the end of 1998 and return the Company to sustainable profitability in 1999. The plan called for a significant reduction in workforce and related expenses, a consolidation of facilities and equipment, the sale of underutilized assets, and management changes. These restructuring initiatives began to yield positive results in the third and fourth quarters of 1998. As reflected in this report, the Company's financial position continued to improve during the first three quarters of 1999, achieving both profitability and positive cash flow during the periods.

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

The Company expects that its costs and expenses in these and other areas will be lower in 1999 than in 1998, but will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development; (ii) enhance its sales and marketing activities; (iii) enhance hardware maintenance processes; (iv) enhance its customer support capabilities; and (v) enhance its general and administrative activities.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Overview

Total revenue increased 7% to $2,576,000 in 1999 from $2,416,000 in 1998. Net income was $784,000, or $0.34 per share, in 1999 compared to a loss of $2,447,000, or $1.07 per share, in 1998. The Company recognized an alternative minimum tax expense of $12,000 during the 1999 period.

The Company attributes the increase in revenue to: (i) completion of the major portion of a Blackbird system upgrade for a key customer during the third quarter of 1999; and (ii) increased service and monitoring revenue from the Company's Blackbird Platform Products. The improved operating results are attributable to: (a) cost reductions resulting from the Company's 1998 restructuring plan that included, among other initiatives, streamlining the Company's operations, reducing its workforce and consolidating its facilities;
(b) increased service revenue originating from a larger installed base of systems; and (c) revenue from additional recurring services provided by the Company.

Revenue

Systems revenue decreased 18% to $421,000 in 1999 from $516,000 in 1998 due to
(i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology due to the deployment of authentication-based products to combat cloning fraud; (ii) lower market penetration than originally planned of Blackbird Platform Products; and (iii) the lack of additional new sales of the Company's cloning fraud prevention technology in 1999. All of such revenue was from customers of the Company's Blackbird Platform Products.

Service revenue increased 13% to $2,155,000 in 1999 from $1,900,000 in 1998. Approximately 96% and 93%, respectively, of the 1999 and 1998 total service revenue was derived from the Blackbird Platform Products. This increase is attributable to growing service revenue originating from a larger installed base of Blackbird Platform Products in the current period as compared to 1998 and to a reduction in revenue from the Hotwatch Products.

Costs of Systems and Services

Costs of systems and services, the majority of which relate to the Company's Blackbird Platform Products, decreased 74% to $886,000 in 1999 from $3,373,000 in 1998. Costs of systems and services, as a percent of total revenue, were 34% and 140% for the 1999 and 1998 periods, respectively. The decrease in the amounts and/or percentages of costs for 1999 relative to 1998 reflects:

(i) cost reductions implemented in 1998 in connection with the Company's 1998 restructuring plan;

(ii) reduced inventory reserve additions and capitalized software amortization;

(iii) increased service revenue in 1999, resulting from an increased leveraging of its fixed customer support operating expenses; and

(iv) lower costs associated with the decrease in systems revenue in 1999 as discussed above.

Operating Expenses

Sales and marketing expenses increased 42% to $176,000 in 1999 from $124,000 in 1998 The increase in sales and marketing expenses is primarily attributable to rebuilding the sales and marketing organizations in the 1999 period.

General and administrative expenses increased 5% to $544,000 in 1999 from $516,000 in 1998 primarily due to increased legal expenses and accruals with respect to the Company's 1999 profit sharing plan.

Research and development costs decreased 53% to $402,000 in 1999 from $862,000 in 1998. The decrease in expenditures in 1999 was primarily attributable to reduced staffing levels in connection with the Company's 1998 restructuring plan and was partially offset by spending on product enhancements and new product research.

Other Income, net

Other income was $112,000 in 1999 compared to a loss of $5,000 in 1998. A net state sales tax refund of $357,000 was received in the 1999 period. Net losses on dispositions of fixed assets were $245,000 in 1999 and $5,000 in 1998.

Interest Income, net

Interest income increased 582% to $116,000 in 1999 from $17,000 in 1998, and resulted from higher average cash balances, interest income earned on customer account balances and interest earned on a state sales tax refund received in the 1999 period.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Overview

Total revenue decreased 12% to $8,131,000 in 1999 from $9,262,000 in 1998. Net income was $1,992,000, or $0.87 per share, in 1999 compared to a loss of $8,154,000, or $3.57 per share, in 1998. The Company recognized an alternative minimum tax expense of $28,000 during the 1999 period.

While the Company enjoyed increased service revenue as described below, the Company attributes the total lower revenue to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology due to the deployment of authentication-based products to combat cloning fraud; (ii) lower market penetration than originally planned of Blackbird Platform Products; and (iii) the lack of additional new sales of the Company's cloning fraud prevention technology in 1999.

The improved operating results are attributable to: (i) cost reductions attributable to the benefits of the Company's 1998 restructuring plan, that included, among other initiatives, streamlining the Company's operations, reducing its workforce and consolidating its facilities; (ii) increased service revenue originating from an increased installed base of systems; and (iii) additional recurring services provided by the Company.

Revenue

Systems revenue decreased 58% to $1,597,000 in 1999 from $3,839,000 in 1998 due to the factors discussed above, and represents revenue from customers of the Company's Blackbird Platform Products.

Service revenue increased 20% to $6,534,000 in 1999 from $5,423,000 in 1998. Approximately 96% and 93%, respectively, of the 1999 and 1998 total service revenue was derived from the Blackbird Platform Products. This increase is attributable to increased service revenue originating from a larger installed base of Blackbird Platform Products in the current period as compared to 1998 and additional recurring services performed in the current period as compared to 1998, offset by a reduction in revenue from the Hotwatch Products.

Costs of Systems and Services

Costs of systems and services, which primarily relate to the Company's Blackbird Platform Products, decreased 71% to $2,999,000 in 1999 from $10,515,000 in 1998. Costs of systems and services, as a percent of total revenue, were 37% and 114% for the 1999 and 1998 periods, respectively. The decrease in the amounts and/or percentages of costs for 1999 relative to 1998 reflects:

(i) cost reductions implemented in 1998 in connection with the Company's 1998 restructuring plan;

(ii) reduced inventory reserve additions and capitalized software amortization;

(iii) increased service revenue in 1999, resulting from an increased leveraging of its fixed customer support operating expenses; and

(iv) lower costs associated with the decrease in systems revenue in 1999 as discussed above.

Operating Expenses

Sales and marketing expenses decreased 32% to $517,000 in 1999 from $762,000 in 1998. Sales and marketing expenses, as a percent of total revenue, decreased to 6% in 1999 from 8% in 1998. Both the dollar and percentage decreases in sales and marketing expenses are attributable primarily to reductions in average staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

General and administrative expenses decreased 12% to $1,696,000 in 1999 from $1,920,000 in 1998 and primarily reflect a reduction in staffing levels and related expenses in connection with the Company's 1998 restructuring plan.

Research and development costs decreased 69% to $1,241,000 in 1999 from $3,941,000 in 1998. The decrease in expenditures in 1999 was primarily attributable to reduced staffing levels in connection with the Company's 1998 restructuring plan and was partially offset by spending on product enhancements and new product research.

Other Income, net

Other income was $128,000 in 1999 compared to a loss of $334,000 in 1998. A net state sales tax refund of $357,000 was received in the 1999 period. Net losses on dispositions of fixed assets were $232,000 in 1999 and $334,000 in 1998.

Interest Income, net

Interest income increased 282% to $214,000 in 1999 from $56,000 in 1998, and resulted from higher average cash balances, interest income earned on customer accounts and interest earned on a state sales tax refund received in the 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through issuance of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 1999, the Company's cash balance was $5,578,000 as compared to $1,567,000 on December 31, 1998. The Company's working capital increased to $3,800,000 at September 30, 1999 from $596,000 at December 31, 1998.

Cash Provided by Operating Activities

Cash provided by operating activities amounted to $3,998,000 in 1999, as compared to cash used in operating activities of $899,000 in 1998. The major factor contributing to the Company's increased cash flow from operating activities in the 1999 period was the $1,992,000 net income recorded in 1999 as compared to a $8,154,000 net loss in 1998. Additionally, non-cash charges including depreciation, amortization and changes in balance sheet accounts contributed to the 1999 increase in operating cash flow when compared to the prior year period.

Cash Provided by Investing Activities

Cash provided by investing activities totaled $13,000 in 1999, compared to cash used in investing activities of $573,000 in 1998. The amounts in the 1998 period were primarily for capitalization of software development of the Blackbird Platform Products, which ceased during the second quarter of 1998. At September 30, 1999, the Company had no significant commitments for capital expenditures.

Operating Trends

The Company earned $1,992,000 in the first three quarters of 1999, compared to operating losses of $10,860,000 and $5,046,000 for the years ended December 31, 1998 and 1997, respectively. Net non-cash charges included in the operating losses were $1.4 million in the first three quarters of 1999, $9.9 million for the twelve months ended December 31, 1998 and $5.5 million for the twelve months ended December 31, 1997. As of September 30, 1999, the Company had an accumulated deficit of $24,887,000, which primarily accumulated during the three years ended December 31, 1998. During 1998, in response to such unfavorable operating results, the Company implemented its 1998 restructuring plan, which is described elsewhere in this report. Through the end of the first three quarters of 1999, the results of the Company's 1998 plan showed significant improvement in profitability and cash flow, as reflected in the following table:

      Unaudited operating information for the past six quarters (in 000's)

                                                                         CASH PROVIDED BY
                                                         NET              (USED IN) OP.
     THREE MONTHS ENDED:            REVENUE         INCOME (LOSS)           ACTIVITIES            EBITDA+
     -------------------------  -----------------  ----------------   -----------------------  --------------
                June 30, 1998        $3,423            ($3,916)               $1,185              ($527)
           September 30, 1998         2,416             (2,447)                 (634)                34
            December 31, 1998         2,712             (2,706)                 (530)               532
               March 31, 1999         2,764                515                   927                964
                June 30, 1999         2,791                694                 1,459                957
           September 30, 1999         2,576                784                 1,612              1,222

The EBITDA+ information shown above reflects earnings (loss) before interest and taxes, and certain non-cash charges to operations for depreciation, amortization, losses on disposal of assets and inventory reserves. This is one of the Company's important cash flow monitoring tools in evaluating the effectiveness of its 1998 restructuring plan and its current operations. The positive trends experienced during each of the last six quarterly periods show the effectiveness of the 1998 restructuring plan towards achieving the Company's goals of both positive cash flow by the end of 1998 and profitability during 1999. However, there can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. While the Company believes that its current cash reserves and projected cash flow from operations provide sufficient cash to fund its operations for at least the next twelve months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

Year 2000 Compliance

The Company is currently utilizing internal resources and, where appropriate, outside resources to comprehensively identify, evaluate and resolve, in a timely manner, the potential impact of the year 2000 and beyond processing of date-sensitive information as it applies to the Company's business. Generally, year 2000 processing issues are the result of systems that use two digits (rather than four digits) to define the applicable year. Thus, for example, any system that utilizes date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. Year 2000 processing issues also may arise in other contexts, such as certain leap year calculations and in systems that use certain dates to provide special functionality. Any of these year 2000 processing issues could result in miscalculations or system failures causing disruptions to products, services, or operations.

To address year 2000 processing issues, the Company formed a cross-functional task force, headed by senior management, to evaluate the risks and implement appropriate remediation and contingency plans. As part of its efforts, the Company divided its systems that process date-sensitive information into the following three categories: (i) Blackbird Platform Products; (ii) Hotwatch Platform Products; and (iii) systems used in the Company's internal operations. Each of these categories may include internally-developed applications, third-party applications, operating systems, outsourced systems and interfaces with external systems. Overall, the Company believes that its year 2000 compliance projects will be completed in a timely manner. The general status of each of these categories is described below.

Blackbird Platform Products - The Company has substantially completed its assessment of year 2000 compliance for its Blackbird Platform Products. The Company believes that its software incorporated in these products is year 2000 compliant, so long as all necessary software and hardware with which it operates is also year 2000 compliant. With respect to third-party software incorporated in or operating with these products, all vendors of such software have indicated that their software is year 2000 compliant, and the Company either has or is in the process of installing software upgrades, as appropriate. In addition, the Company has conducted internal tests which indicate that the Blackbird Platform Products, when used in conjunction with such third-party software, is year 2000 compliant in all material respects. As the vendors of such third-party software continue to evaluate year 2000 processing issues for their own products, several have uncovered new or additional problems relating to their products from time to time, resulting in a change of their stated year 2000 compliant versions. In some cases, these new or additional problems have necessitated additional software upgrades or testing by the Company. The Company plans to continue monitoring the status of such third-party software for year 2000 readiness and perform appropriate software upgrades, if necessary.

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

Internal Systems - The Company continues to assess the systems used in the Company's internal operations for year 2000 compliance. To date, nearly all of these systems have been confirmed to be either presently year 2000 compliant in all material respects, or year 2000 compliant with the purchase of readily-available software upgrades or alternatives that are currently identified to be year 2000 compliant. For these internal systems, the Company either has or is in the process of installing software upgrades and/or implementing alternatives, as appropriate. As the vendors of third-party systems and software continue to evaluate year 2000 processing issues for their own products, several have uncovered new or additional problems relating to their products from time to time, resulting in a change of their stated year 2000 compliant versions. In some cases, these new or additional problems have necessitated additional software upgrades or testing by the Company for its internal systems. The Company plans to continue monitoring the status of such third-party systems and software for year 2000 readiness and perform appropriate upgrades, if necessary. The Company expects that its year 2000 compliance projects for internal systems will be completed in a timely manner.

The Company has developed contingency plans for its critical operational departments to address the impact to the Company in the event its suppliers, products, or internal systems are not year 2000 compliant. These plans are designed to enable the Company to continue its operations, based upon different scenarios which may or may not be within the Company's span of control. These plans address internal remediation procedures, use of alternative suppliers or operating methods where possible, and required staffing levels during critical periods. Evaluation of year 2000 processing issues and appropriate contingency planning is continuing. Despite the Company's efforts to address these issues, there can be no assurance that additional year 2000 processing issues, not presently known by the Company, will not arise or that third party systems or products on which the Company relies will be year 2000 compliant.

Costs incurred to date for year 2000 compliance issues have not been significant and costs to complete are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. If, however, the Company, its customers, or its vendors are unable to adequately resolve any year 2000 compliance issues not yet addressed in a timely manner, the Company's business, financial condition and results of operations may be adversely affected. In addition, the Company has on occasion agreed to warrant and/or indemnify certain of its customers for claims and losses arising out of the failure of its products to be year 2000 compliant. There can be no assurance that the Company's current and future products and internal systems do not contain undetected errors related to year 2000 processing that may result in material additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that the Company is not able to test the technology provided to it by third parties for its own use or for redistribution, or to obtain adequate assurances from such third parties that their products are year 2000 compliant, the Company may experience additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/Bruce R. York
                         ------------------------------------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         November 12, 1999

                           STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as...........................'TM'
The registered trademark symbol shall be expressed as................ 'r'
The service mark symbol shall be expressed as........................'sm'