Form 10-Q
period 2000-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2000-05-09
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number 0-19437
MARCH 31, 2000

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                    11-2962080
 --------------------------------            ------------------------------------
 (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                  2401 FOURTH AVENUE, SEATTLE, WASHINGTON 98121
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400

                                 NOT APPLICABLE
      ----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

     2,288,319 Common Shares were outstanding as of May 5, 2000.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q


PART I.  FINANCIAL INFORMATION......................................................................3

ITEM 1.  FINANCIAL STATEMENTS.......................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....8

PART II.  OTHER INFORMATION........................................................................13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................................13

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in 000's except per share amounts)
                                   (unaudited)



                                                                               MARCH 31,   DECEMBER 31,
                                                                                 2000         1999
                                                                               ---------   ------------

                                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $  7,060    $  4,787
  Accounts receivable, net of allowances of $5 in 2000 and $5 in 1999              2,168       2,647
  Inventories, net                                                                   822         592
  Prepaid expenses and deposits                                                      291         124
                                                                                --------    --------
Total Current Assets                                                              10,341       8,150

PROPERTY AND EQUIPMENT, net                                                          773         874

SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $9,615 in 2000
and $9,526 in 1999                                                                    89         178

NOTE RECEIVABLE                                                                    1,000       1,000
                                                                                --------    --------
TOTAL ASSETS                                                                    $ 12,203    $ 10,202
                                                                                ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $  1,118    $    917
  Payroll related liabilities                                                        286         525
  Taxes (other than payroll and income)                                               71          35
  Customers' deposits                                                                475         175
  Deferred revenue                                                                 3,902       2,877
                                                                                --------    --------
Total Current Liabilities                                                          5,852       4,529

MINORITY INTEREST                                                                     11          --

STOCKHOLDERS' EQUITY
 Preferred Stock, $0.01 par value per share, 5,000 shares
  authorized, none issued and outstanding                                             --          --
 Common Stock, $0.001 par value per share, 30,000 shares
  authorized, 2,282 shares issued and outstanding at March
  31, 2000 and December 31, 1999                                                      23          23
 Additional paid-in capital                                                       29,934      29,933
 Accumulated Deficit                                                             (23,617)    (24,283)
                                                                                --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                         6,340       5,673
                                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 12,203    $ 10,202
                                                                                ========    ========

--------------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                             2000          1999
                                                            -------       ------
REVENUES
  Systems                                                   $   275       $  557
  Services                                                    1,895        2,207
  Phone cards                                                 2,747           --
                                                             ------       ------
Total Revenues                                                4,917        2,764

COSTS AND EXPENSES
  Cost of systems, services and phone cards                   3,155        1,078
  Sales and marketing                                           313          170
  General and administrative                                    558          591
  Research and development                                      355          445
                                                             ------       ------
Total Costs and Expenses                                      4,381        2,284
                                                             ------       ------
INCOME FROM OPERATIONS                                          536          480

OTHER INCOME, net                                                24            2

INTEREST INCOME, net                                            132           33
                                                             ------       ------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                692          515

PROVISION FOR INCOME TAXES                                       15           --
                                                             ------       ------
NET INCOME BEFORE MINORITY INTEREST                             677          515

MINORITY INTEREST                                               (11)          --
                                                             ------       ------

NET INCOME                                                  $   666       $  515
                                                            =======       ======
EARNINGS PER SHARE:
  Basic                                                     $   .29       $  .23
                                                            =======       ======
  Diluted                                                   $   .28       $  .23
                                                            =======       ======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       2,282        2,281
                                                            =======       ======
  Diluted                                                     2,357        2,281
                                                            =======       ======

---------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                  (unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                        2000        1999
                                                                      -------     --------
OPERATING ACTIVITIES
  Net income                                                          $   666     $   515
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of property and equipment               149         239
    Amortization of software development costs                             89         155
    Loss (gain) on disposal of assets                                       0          (2)
    Provision for inventory reserves                                      100          90
    Minority interest                                                      11           0
    Other                                                                   0           2
    Changes in operating assets and liabilities:
      Decrease (Increase) in accounts receivable                          479        (374)
      (Increase) Decrease in inventories                                 (330)          9
      Decrease in prepaid expenses and deposits                          (167)       (139)
      Increase (Decrease) in accounts payable and accrued liabilities     201         (98)
      (Decrease) in payroll related liabilities                          (239)        (86)
      Increase (Decrease) in taxes (other than payroll and income)         36         (80)
      Increase in deferred revenue and customers' deposits              1,325         696
                                                                      -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               2,320         927

INVESTING ACTIVITIES
  Purchase of property and equipment                                      (48)         (1)
  Proceeds for sale of property and equipment                               0           2
                                                                      -------     -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (48)          1

NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock Option Exercises)          1           0
                                                                      -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,273         928

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,787       1,567
                                                                      -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 7,060     $ 2,495
                                                                      =======     =======

---------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc., including the December 31, 1999 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                                         MARCH 31,     DECEMBER 31,
                                                          2000             1999
                                                         --------      ------------
   Inventory, primarily service parts                    $ 1,581          $1,589
   Phone card inventory                                      333               0
                                                         -------          ------
   Total                                                   1,914           1,589
   Less inventory reserves                                (1,092)           (997)
                                                         -------          ------
                                                         $   822          $  592
                                                         =======          ======

NOTE C - CONTINGENCIES:

The following legal matters are outstanding as of March 31, 2000:

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

NOTE D - EARNINGS PER SHARE:

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2000           1999
                                                       ------         ------
Net income(A)                                          $  666         $  515
                                                       ======         ======
Weighted average number of shares outstanding(B)        2,282          2,281
Stock options**                                            75             --
                                                       ------         ------
Weighted average number of shares outstanding(C)        2,357          2,281
                                                       ======         ======
Earnings per share

  Basic(A)/(B)                                         $  .29         $  .23
                                                       ======         ======
  Diluted(A)/(C)                                       $  .28         $  .23
                                                       ======         ======

** Excluded from the computation of diluted earnings per share given the effects were anti-dilutive.

NOTE E- SEGMENT INFORMATION:

The Company has two reportable business segments for the first quarter of 2000 which offer distinctive products and services marketed through different channels: (i) the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services; and (ii) the Company's prepaid long-distance phone card business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The differences in the pretax segment profit of $692,000 and net income of $666,000 include income tax expense of $15,000 and minority interest of $11,000. There were no intercompany sales of products between the segments. The Company's phone card business segment was not in operation in the comparable prior year period.

       (in 000's)                                      Segments
                                              ----------------------------       Consolidated
                                                Blackbird           Phone              Totals
                                                Platform            cards              ------
                                                ---------          -------
       Revenue from external customers            $2,170            $2,747             $4,917
       Intersegment revenue                           --                --                 --
       Pretax segment profit                         636                56                692
       Segment assets                             11,964               239             12,203
       Expenditures for segment assets                24                24                 48

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

OVERVIEW

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 11 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and the first quarter of 2000, the Company implemented a short and long-range strategic plan to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's growth plan for the future.

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

Prepaid Wireline Long-Distance Phone Cards

To stimulate revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its new majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phone cards primarily under the Value Maxx'TM' and Straight Talk'TM' brands in denominations generally ranging from $5 to $20 per card. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. The Company expects that Isis will distribute cards through regional and national multi-level distribution channels, using direct sales, third-party distributors, vending machines, and telemarketing. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will provide the key ingredients to fueling revenue growth and future product expansion of this product line for the Company. Isis presently has offices in Los Angeles, Boston, New York, New Jersey, and Chicago.

Future Opportunities For Growth In Emerging Technologies

During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI Inc., a provider of development-stage wireless geo-location technology. The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology by October 2001 to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. On February 28, 2000, TruePosition, Inc., a wholly owned subsidiary of Liberty Media (NYSE: LMG.A, LMG.B), announced its proposed acquisition of KSI in a stock acquisition. We believe the planned combination of TruePosition and KSI should enhance the return on our initial investment in KSI and enable the Company to capitalize on future applications with one of the premiere providers of wireless geo-location technology and related services.

REVENUE AND EXPENSE

Revenue

During the first quarter of 2000, the Company generated revenue from three sources: systems revenue, service revenue and prepaid phone card revenue.

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

(iii) the amount is fixed or determinable; and

(iv)  collectability is probable.

Revenue is deferred if the above conditions are not met, based on vendor specific objective evidence ("VSOE") of the fair value for all elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services.

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

Prepaid phone card revenue is derived from the sales of prepaid wireline long-distance phone cards through Isis Tele-communications, Inc., the Company's majority-owned subsidiary.

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

Costs and Expenses

Costs of systems, services and phone cards are primarily comprised of the costs of: (i) prepaid phone card activation costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) amortization of capitalized software development costs; (iv) system integration and installation; (v) royalty fees related to the licensing of intellectual property rights from others; (vi) customer support; and (vii) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Overview

Total revenue increased 78% to $4,917,000 in 2000 from $2,764,000 in 1999. Net income was $666,000, or $0.28 per diluted share, in 2000 compared to $515,000, or $0.23 per diluted share, in 1999.

The increased revenue was primarily derived from the Company's new prepaid phone card business, which commenced operations in December 1999, and which provided $2.7 million in revenue in the first quarter of 2000, compared to zero revenue in the comparable 1999 period. This increase was offset by decreased systems and service revenue primarily from the Company's Blackbird Platform products due to:
(i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the net reduction in price and volume of services in connection with Blackbird Platform Products.

The improved operating results are attributable to: (i) increased overall revenue, (ii) higher margins on Blackbird Platform systems and services revenue in 2000, (iii) continued cost reductions which streamlined the Company's operations, consolidated its facilities and reduced its workforce, and (iv) increased interest income.

Revenue

Systems revenue decreased 51% to $275,000 in 2000 from $557,000 in 1999, due to the factors discussed above, and represents revenue from customers for sales of the Company's Blackbird Platform Products.

Service revenue decreased 14% to $1,895,000 in 2000 from $2,207,000 in 1999. All of the 2000 service revenue, and approximately 94% of the 1999 service revenue, was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above and to the phase-out of service revenue from the Company's Hotwatch product line in 1999. Hotwatch service revenue totaled $126,000 in the first quarter of 1999.

Prepaid phone card revenue was $2,747,000 in 2000. Prepaid phone card sales started in late December, 1999, so there was no comparable revenue from the prior year quarter. Prepaid phone cards are sold through a nationwide network of distribution channels.

Costs and Expenses

Costs of systems, services and prepaid phone cards increased by $2,077,000 to $3,155,000 in 2000, from $1,078,000 in 1999. As a percent of total revenue, the costs were 64% and 39% for the 2000 and 1999 periods, respectively. The increase in the amounts and percentages of costs for 2000 relative to 1999 is primarily due to the changed product mix including the new prepaid phone card business which has lower gross margins as compared to our other products. There were no prepaid phone card sales in the comparable quarter from 1999. Offsetting this increase were decreases in amortization of capitalized software development costs and expense reductions relating to reduced headcount and consolidation of warehousing facilities.

Sales and marketing expenses increased 84% to $313,000 in 2000 from $170,000 in 1999, and remained at 6% of total revenue. The increase in sales and marketing expenses is attributable to costs in selling and marketing prepaid phone cards including establishing and staffing sales offices, offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses decreased 6% to $558,000 in 2000 from $591,000 in 1999, and primarily reflects a reduction in staffing levels and related expenditures from the prior year, partially offset by new spending to develop the infrastructure of the Company's prepaid phone card business.

Research and development costs decreased 20% to $355,000 in 2000 from $445,000 in 1999. The decrease in expenditures in 2000 was primarily attributable to reduced staffing levels and related expenditures from the prior year period, partially offset by increased spending on product enhancements and new product research.

Interest Income and Expense

Net interest income increased to $132,000 in 2000 from $33,000 in 1999. This increase is attributable to: higher average cash balances on hand during the 2000 period, higher prevailing interest rates earned on invested cash, and interest accrued on the Company's note receivable with KSI Inc., which was not outstanding during the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through issuance of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 2000, the Company's cash balance was $7,060,000 as compared to $4,787,000 on December 31, 1999. The Company's working capital increased to $4,489,000 at March 31, 2000 from $3,621,000 at December 31, 1999.

Cash provided by operating activities amounted to $2,309,000 in 2000, as compared to $927,000 in 1999. The major factors contributing to the Company's increased cash flow from operating activities in the 2000 period were: (i) the $666,000 net income recorded in 2000 as compared to $515,000 in 1999; and (ii) the net changes in the balances of the major working capital components affecting cash flow from operating activities, including:

(a) Accounts receivable, which decreased 18%, or $479,000, in 2000 primarily due to timing differences arising from billing and payment cycles and terms of recurring service agreements;

(b) Accounts payable and accrued liabilities, which increased 22%, or $201,000, in 2000, due the timing of payments and growth of the prepaid phone card business; and

(c) Deferred revenue and customers' deposits, which increased 43%, or $1,326,000, in 2000, and resulted from the timing of payments for prepaid maintenance and service revenue for the installed base of Blackbird Platform Products and from a customer deposit for software to be delivered after the first quarter of 2000.

Cash used in investing activities totaled $48,000 in 2000, compared to cash provided by investing activities of $1,000 in 1999. The amounts in the 2000 period were primarily for the purchase of computer hardware and software for the Company's current and developing businesses. At March 31, 2000, the Company had no significant commitments for capital expenditures.

Operating Trends

The Company earned $0.7 million in the first quarter of 2000, compared to earnings of $2.6 million for the year ended December 31, 1999 and an operating loss of $10.9 million for the year ended December 31, 1998. Net non-cash charges included in the results were $0.3 million during the first quarter of 2000, and $1.7 million and $9.9 million during the full-year 1999 and 1998 periods, respectively. As of March 31, 2000, the Company had an accumulated deficit of $23.6 million, which primarily accumulated during the three years ended December 31, 1998.

During 1996 and 1997, the Company deployed its initial Blackbird Platform Products and incurred substantial operating expenses during such deployment. Beginning in 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues. Beginning in 1999, the Company implemented a strategic plan for long-term growth and product diversification. The core of this plan involves the broadening of the Company's product and service offerings in order to diversify its customer base and increase its overall growth potential. As part of this strategic plan, the Company launched its prepaid phone card business in December 1999. In the first quarter of 2000, revenue from prepaid phone cards and Blackbird Platform Products represented 56% and 44%, respectively, of the Company's total revenue for that period. By comparison, revenue from Blackbird Platform Products represented substantially all of the Company's total revenue in 1999. While the Company anticipates continued profitability from Blackbird Platform Products in 2000, it believes that revenue from Blackbird Platform Products will decline over time.

Despite the Company's recent improvements in profitability, cash flow, and product diversification, there can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. While the Company believes that its current cash reserves and projected cash flow from operations provide sufficient cash to fund its operations for at least the next twelve to twenty-four months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

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

           CELLULAR TECHNICAL SERVICES COMPANY, INC.



           By: /s/ Bruce R. York
               --------------------------
               Bruce R. York
               Vice President and Chief Financial Officer
               May 9, 2000

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'
The service mark symbol shall be expressed as ........................ 'sm'