Form 10-Q
period 2000-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2000-08-11
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
JUNE 30, 2000                                                            -------
-------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                     11-2962080
--------------------------------            ------------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                          ---      ---
     2,288,619 Common Shares were outstanding as of August 11, 1999.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS........................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......8


PART II.  OTHER INFORMATION..........................................................................15

ITEM 1.   LEGAL PROCEEDINGS..........................................................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................................16

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in 000's, except share and per share amounts)
                                   (unaudited)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                          2000             1999
                                                                                       ----------      -----------
                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                           $    7,786      $    4,787
   Accounts receivable, net of allowances of $5 in 2000 and $5 in 1999                      1,783           2,647
   Inventories, net                                                                           991             592
   Prepaid expenses and deposits                                                              354             124
                                                                                       -----------     -----------
     Total Current Assets                                                                  10,914           8,150

PROPERTY AND EQUIPMENT, net                                                                   783             874

SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of
$9,704 in 2000 and $9,526 in 1999                                                              --             178

NOTE RECEIVABLE, including accrued interest thereon                                         1,056           1,000
                                                                                       -----------     -----------

TOTAL ASSETS                                                                           $   12,753      $   10,202
                                                                                       ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $      917      $      917
   Payroll related liabilities                                                                474             525
   Taxes (other than payroll and income)                                                       25              35
   Customers' deposits                                                                         --             175
   Deferred revenue                                                                         2,856           2,877
                                                                                       -----------     -----------
     Total Current Liabilities                                                              4,272           4,529

MINORITY INTEREST                                                                             270              --

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding                                                   --              --
   Common Stock, $0.001 par value per share, 30,000 shares
     authorized, 2,287 shares issued and outstanding at
     June 30, 2000 and 2,282 shares issued and outstanding
     at December 31, 1999                                                                      23              23
   Additional paid-in capital                                                              29,960          29,933
   Accumulated Deficit                                                                    (21,772)        (24,283)
                                                                                       -----------     -----------

     Total Stockholders' Equity                                                             8,211           5,673
                                                                                       -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   12,753      $   10,202
                                                                                       ===========     ===========

-------------------------------

The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                    ----------------------------------    ----------------------------------
                                                         2000               1999               2000                1999
                                                    ---------------    ---------------    ---------------     ---------------
REVENUES
  Systems                                           $          334     $          618     $          609      $        1,175
  Services                                                   1,892              2,173              3,787               4,380
  Phone cards                                                4,172                 --              6,919                  --
                                                    ---------------    ---------------    ---------------     ---------------

Total Revenues                                               6,398              2,791             11,315               5,555

COSTS AND EXPENSES
  Cost of systems, services and phone cards                  4,616              1,035              7,772               2,113
  Sales and marketing                                          367                172                635                 342
  General and administrative                                   603                560              1,197               1,151
  Research and development                                     294                394                649                 839
                                                    ---------------    ---------------    ---------------     ---------------

Total Costs and Expenses                                     5,880              2,161             10,253               4,445
                                                    ---------------    ---------------    ---------------     ---------------

INCOME FROM OPERATIONS                                         518                630              1,062               1,110

OTHER INCOME, net                                            1,534                 14              1,549                  16

INTEREST INCOME, net                                            94                 66                227                  99
                                                    ---------------    ---------------    ---------------     ---------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             2,146                710              2,838               1,225

PROVISION FOR INCOME TAXES                                     (42)               (16)               (57)                (16)
                                                    ---------------    ---------------    ---------------     ---------------

NET INCOME BEFORE MINORITY INTEREST                          2,104                694              2,781               1,209

MINORITY INTEREST                                             (259)                --               (270)                 --
                                                    ---------------    ---------------    ---------------     ---------------

NET INCOME                                          $        1,845     $          694     $        2,511      $        1,209
                                                    ===============    ===============    ===============     ===============

EARNINGS PER SHARE:

     Basic                                          $         0.81     $         0.30     $         1.10      $         0.53
                                                    ===============    ===============    ===============     ===============

     Diluted                                        $         0.79     $         0.30     $         1.07      $         0.53
                                                    ===============    ===============    ===============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                   2,287              2,281              2,284               2,281

     Diluted                                                 2,335              2,281              2,345               2,281

--------------------------------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       -------------------------
                                                                                          2000           1999
                                                                                       ----------    -----------
OPERATING ACTIVITIES
   Net income                                                                          $   2,511     $   1,209
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                               274           466
       Amortization of software development costs                                            178           267
       Loss (Gain) on disposal of assets                                                       1           (16)
       Provision for inventory reserves                                                      419           154
       Minority interest                                                                     270            --
       Other                                                                                  --            (3)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                     864           808
         (Increase) decrease in inventories                                                 (818)          125
         (Increase) in prepaid expenses and other current assets                            (230)          (82)
         (Increase) in interest receivable                                                   (56)           --
         (Decrease) in accounts payable and accrued liabilities                               --          (292)
         (Decrease) in payroll related liabilities                                           (51)         (108)
         (Decrease) in taxes (other than payroll and income)                                 (10)          (87)
         (Decrease) in deferred revenue and customers' deposits                             (196)          (55)
                                                                                       ----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  3,156         2,386

INVESTING ACTIVITIES
   Purchase of property and equipment                                                       (185)           --
   Proceeds from sale of assets                                                                1            16
                                                                                       ----------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                         (184)           16

NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises)                            27            --
                                                                                       ----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  2,999         2,402

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,787         1,567
                                                                                       ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   7,786     $   3,969
                                                                                       ==========    ===========

--------------------------------------

   The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc., including the December 31, 1999 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                                                  JUNE 30,      DECEMBER 31,
                                                                   2000            1999
                                                              -------------    ------------
         Inventory, primarily service parts                   $     1,571      $     1,589
         Phone card inventory                                         836                0
                                                              -------------    -------------
         Total                                                      2,407            1,589
         Less inventory reserves                                   (1,416)            (997)
                                                              -------------    -------------
                                                              $       991      $       592
                                                              =============    =============

NOTE C - CONTINGENCIES:

From time to time, the Company is a party to legal proceedings in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations. See also Footnote F.

NOTE D- EARNINGS PER SHARE:

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):

                                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           -------------------------------     -------------------------------
                                                                2000                1999            2000                1999
                                                              --------            --------        ---------           --------
Net income (A)                                                $  1,845              $  694         $  2,511           $  1,209
                                                              ========            ========        ==========          ========
Weighted average number of shares outstanding (B):               2,287               2,281            2,284              2,281
Stock options                                                       48                  **               61                 **
                                                              --------            --------        ---------           --------
Weighted average number of shares outstanding (C):               2,335               2,281            2,345              2,281
Earnings per share:
    Basic (A)/(B)                                             $   0.81            $   0.30         $   1.10           $   0.53
                                                              ========            ========        ==========          ========
    Diluted (A)/(C)                                           $   0.79            $   0.30         $   1.07           $   0.53
                                                              ========            ========        ==========          ========

** Excluded from the computation of diluted earnings per share if the effects were anti-dilutive.

NOTE E- SEGMENT INFORMATION:

The Company has two reportable business segments for the three and six month periods ending June 30, 2000 which offer distinctive products and services marketed through different channels: (i) the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services; and (ii) the Company's prepaid long-distance phone card business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in the pretax segment profit of $2,146,000 and net income of $1,845,000 for the three months ended June 30, 2000 includes income tax expense of $42,000 and minority interest of $259,000. The difference in the pretax segment profit of $2,838,000 and net income of $2,511,000 for the six months ended June 30, 2000 includes income tax expense of $57,000 and minority interest of $270,000. There were no intercompany sales of products between the segments. The Company's phone card business segment was not in operation in the comparable prior year period.

       Three months ended June 30, 2000
       --------------------------------------
       (in 000's)                                            Segments
                                              ---------------------------------------      Consolidated
                                                   Blackbird Platform    Phone cards             Totals
                                                   ------------------    -----------             ------
       Revenue from external customers                         $2,226         $4,172             $6,398
       Inter-segment revenue                                       --             --                 --
       Pretax segment profit                                      828          1,318              2,146
       Expenditures for segment assets                             15             31                 46

       Six months ended June 30, 2000
       --------------------------------------
       (in 000's)                                            Segments
                                              ---------------------------------------      Consolidated
                                                   Blackbird Platform    Phone cards             Totals
                                                   ------------------    -----------             ------
       Revenue from external customers                         $4,396         $6,919            $11,315
       Inter-segment revenue                                       --             --                 --
       Pretax segment profit                                    1,466          1,372              2,838
       Expenditures for segment assets                             39             55                 94

       Segment assets                                          10,971          1,782             12,753


NOTE F- SUBSEQUENT EVENTS:

On July 28, 2000, the Company announced the settlement of a patent infringement lawsuit originally brought in 1998 by Communications Information Services, Inc. ("CISI") against the Company and AirTouch Communications, Inc. ("AirTouch"). The settlement, in which no liability or fault was admitted by the Company or AirTouch, provided for the Company's acquisition of all of the capital stock of CISI for a one-time payment of $500,000. The Company intends to amortize this cost evenly over the current estimated useful life of the assets acquired of 17 months ending December 2001.

On August 10, 2000, the Company announced the acquisition of substantially all of the assets of New England Telecom, Inc. ("NET") through Isis
Tele-Communications, Inc. ("Isis") the Company's majority-owned subsidiary. The agreement includes the purchase of approximately $300,000 in current inventory of prepaid phone cards, and includes an agreement with the principal NET shareholder and a two-year earn-out period.

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

OVERVIEW

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 11 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and the first six months of 2000, the Company implemented a short and long-range strategic plan to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's growth plan for the future.

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

Prepaid Wireline Long-Distance Phone Cards

To stimulate revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its new majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phone cards primarily under the Value Maxx'TM' and Straight Talk'TM' brands in denominations generally ranging from $5 to $20 per card. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. The Company expects that Isis will distribute cards through regional and national multi-level distribution channels, using direct sales, third-party distributors, vending machines, and telemarketing. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will provide the key ingredients to fueling revenue growth and future product expansion of this product line for the Company. Isis presently has offices in Los Angeles, Boston, New York, New Jersey, and Chicago. The Company is developing product offerings in the prepaid local dial-tone and prepaid cellular product areas to broaden its product line.

Future Opportunities For Growth In Emerging Technologies

During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI Inc., a provider of development-stage wireless geo-location technology. The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology by October 2001 to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. On February 28, 2000, TruePosition, Inc., a wholly owned subsidiary of Liberty Media (NYSE: LMG.A, LMG.B), announced its proposed acquisition of KSI in a stock acquisition. We believe the planned combination of TruePosition and KSI should enhance the return on our initial investment in KSI and enable the Company to capitalize on future applications with one of the premiere providers of wireless geo-location technology and related services. The Company currently anticipates the TruePosition transaction will be completed during the third quarter of 2000.

REVENUE AND EXPENSE

Revenue

During the first six months of 2000, the Company generated revenue from three sources: systems revenue, service revenue and prepaid phone card revenue.

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

Costs and Expenses

Costs of systems, services and prepaid phone cards are primarily comprised of the costs of: (i) prepaid phone card activation costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) amortization of capitalized software development costs; (iv) system integration and installation; (v) royalty fees related to the licensing of intellectual property rights from others; (vi) customer support; and (vii) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Overview

Total revenue increased 129% to $6,398,000 in 2000 from $2,791,000 in 1999. Net income was $1,845,000, or $0.79 per diluted share, in 2000 compared to $694,000, or $0.30 per diluted share, in 1999. The Company recorded alternative minimum tax expense of $42,000 and $16,000 during the 2000 and 1999 periods, respectively.

The increased revenue was primarily derived from the Company's new prepaid phone card business, which commenced operations in December 1999, and which provided $4.2 million in revenue in the second quarter of 2000, compared to zero revenue in the comparable 1999 period. This increase was offset by decreased systems and service revenue primarily from the Company's Blackbird Platform products due to:
(i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the net reduction in price and volume of services in connection with Blackbird Platform Products.

The improved net income is primarily attributable to a legal settlement received in 2000 of $1.7 million offset by legal fees of $0.2 million and minority interest of $0.3 million compared with zero in 1999. Additionally, net income was impacted by (i) increased overall revenue, (ii) consolidation of facilities and related expenses and reductions in personnel expenses relative to the prior year period, (iii) increased interest income, and (iv) inventory reserves accrued of $0.3 million in the current period as compared to $0.1 million in the prior year period.

Revenue

Systems revenue decreased 46% to $334,000 in 2000 from $618,000 in 1999, due to the factors discussed above, and represents revenue from customers for sales of the Company's Blackbird Platform Products and other software license sales.

Service revenue decreased 13% to $1,892,000 in 2000 from $2,173,000 in 1999. All of the 2000 service revenue, and approximately 96% of the 1999 service revenue, was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above and to the phase-out of service revenue from the Company's Hotwatch product line in 1999. Hotwatch and other service revenue totaled $102,000 in the second quarter of 1999.

Prepaid phone card revenue was $4,172,000 in 2000. Prepaid phone card sales started in late December, 1999, so there was no comparable revenue from the prior year quarter. Prepaid phone cards are sold through a nationwide network of distribution channels.

Costs and Expenses

Costs of systems, services and prepaid phone cards increased by $3,581,000 to $4,616,000 in 2000, from $1,035,000 in 1999. As a percent of total revenue, the costs were 72% and 37% for the 2000 and 1999 periods, respectively. The increase in the amounts and percentages of costs for 2000 relative to 1999 is primarily due to the changed product mix including the new prepaid phone card business which has lower gross margins as compared to the Company's other products. There were no prepaid phone card sales in the comparable quarter of 1999. Offsetting this increase were decreases in amortization of capitalized software development costs and expense reductions relating to reduced headcount and consolidation of warehousing facilities.

Sales and marketing expenses increased 113% to $367,000 in 2000 from $172,000 in 1999, and remained at 6% of total revenue. The increase in sales and marketing expenses is attributable to costs in selling and marketing prepaid phone cards including establishing and staffing sales offices, offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses increased 8% to $603,000 in 2000 from $560,000 in 1999, and reflects new spending to develop the infrastructure of the Company's prepaid phone card business, offset by a decrease in general and administrative expenses for the Blackbird Platform products.

Research and development costs decreased 25% to $294,000 in 2000 from $394,000 in 1999. The decrease in expenditures in 2000 was primarily attributable to reduced staffing levels and related expenditures from the prior year period, partially offset by increased spending on product enhancements and new product research.

Interest Income and Expense

Net interest income increased to $94,000 in 2000 from $66,000 in 1999. This increase is attributable to: higher average cash balances on hand during the 2000 period, higher prevailing interest rates earned on invested cash, and interest accrued on the Company's note receivable with KSI Inc., which was not outstanding during the comparable 1999 period.

Other Income

Net other income increased to $1.5 million in 2000 from $14,000 in 1999. This increase is primarily due to a legal settlement received of $1.7 million, offset by legal fees of $0.2 million, compared with zero in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Overview

Total revenue increased 104% to $11,315,000 in 2000 from $5,555,000 in 1999. Net income was $2,511,000, or $1.07 per diluted share, in 2000 compared to $1,209,000, or $0.53 per diluted share, in 1999. The Company recorded alternative minimum tax expense of $57,000 and $16,000 during the 2000 and 1999 periods, respectively.

The increased revenue was primarily derived from the Company's new prepaid phone card business, which commenced operations in December 1999, and which provided $6.9 million in revenue in the first two quarters of 2000, compared to zero revenue in the comparable 1999 period. This increase was offset by decreased systems and service revenue primarily from the Company's Blackbird Platform products due to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the net reduction in price and volume of services in connection with Blackbird Platform Products.

The improved net income is primarily attributable to a legal settlement received in 2000 of $1.7 million offset by legal fees of $0.2 million and minority interest of $0.3 million compared with zero in 1999. Additionally, net income was impacted by (i) increased overall revenue, (ii) higher margins on Blackbird Platform systems and services revenue in 2000, (iii) consolidation of facilities and related expenses and reductions in personnel expenses relative to the prior year period, (iv) increased interest income, and (v) inventory reserves accrued of $0.4 million in the current period as compared to $0.2 million in the prior year period.

Revenue

Systems revenue decreased 48% to $609,000 in 2000 from $1,175,000 in 1999, due to the factors discussed above, and represents revenue from customers for sales of the Company's Blackbird Platform Products and other software license sales.

Service revenue decreased 14% to $3,787,000 in 2000 from $4,380,000 in 1999. All of the 2000 service revenue, and approximately 96% of the 1999 service revenue, was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above and to the phase-out of service revenue from the Company's Hotwatch product line in 1999. Hotwatch and other service revenue totaled $228,000 in the first two quarters of 1999.

Prepaid phone card revenue was $6,919,000 in 2000. Prepaid phone card sales started in late December, 1999, so there was no comparable revenue from the prior year period. Prepaid phone cards are sold through a nationwide network of distribution channels.

Costs and Expenses

Costs of systems, services and prepaid phone cards increased by $5,659,000 to $7,772,000 in 2000, from $2,113,000 in 1999. As a percent of total revenue, the costs were 69% and 38% for the 2000 and 1999 periods, respectively. The increase in the amounts and percentages of costs for 2000 relative to 1999 is primarily due to the changed product mix including the new prepaid phone card business that has lower gross margins as compared to the Company's other products. There were no prepaid phone card sales in the comparable period of 1999. Offsetting this increase were decreases in amortization of capitalized software development costs and expense reductions relating to reduced headcount and consolidation of warehousing facilities.

Sales and marketing expenses increased 86% to $635,000 in 2000 from $342,000 in 1999, and remained at 6% of total revenue. The increase in sales and marketing expenses is attributable to costs in selling and marketing prepaid phone cards including establishing and staffing sales offices, offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses increased 4% to $1,197,000 in 2000 from $1,151,000 in 1999, and reflects new spending to develop the infrastructure of the Company's prepaid phone card business, offset by a decrease in general and administrative expenses for the Blackbird Platform products.

Research and development costs decreased 23% to $649,000 in 2000 from $839,000 in 1999. The decrease in expenditures in 2000 was primarily attributable to reduced staffing levels and related expenditures from the prior year period, partially offset by increased spending on product enhancements and new product research.

Interest Income and Expense

Net interest income increased to $227,000 in 2000 from $99,000 in 1999. This increase is attributable to: higher average cash balances on hand during the 2000 period, higher prevailing interest rates earned on invested cash, and interest accrued on the Company's note receivable with KSI Inc., which was not outstanding during the comparable 1999 period.

Other Income

Net other income increased to $1.5 million in 2000 from $16,000 in 1999. This increase is primarily due to a legal settlement received of $1.7 million, offset by legal fees of $0.2 million, compared with zero in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through issuance of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On June 30, 2000, the Company's cash balance was $7,786,000 as compared to $4,787,000 on December 31, 1999. The Company's working capital increased to $6,642,000 at June 30, 2000 from $3,621,000 at December 31, 1999.

Cash provided by operating activities amounted to $3,156,000 in 2000, as compared to $2,386,000 in 1999. The major factors contributing to the Company's increased cash flow from operating activities in the 2000 period were: (i) the $2,511,000 net income recorded in 2000 as compared to $1,209,000 in 1999; (ii) $271,000 in additional non-cash charges compared to 1999; and (iii) the net changes in the balances of the major working capital components affecting cash flow from operating activities, including:

(a) Accounts receivable, which decreased 33%, or $864,000, in 2000 primarily due to timing differences arising from billing and payment cycles and terms of recurring service agreements; and

(b) Inventories, which increased 51%, or $818,000, in 2000 primarily due to the new prepaid phone card business.

Cash used in investing activities totaled $184,000 in 2000, compared to cash provided by investing activities of $16,000 in 1999. The amounts in the 2000 period were primarily for the purchase of computer hardware and software for the Company's current and developing businesses. At June 30, 2000, the Company had no significant commitments for capital expenditures.

Operating Trends

The Company earned $2.5 million in the first two quarters of 2000, compared to earnings of $2.6 million for the year ended December 31, 1999 and an operating loss of $10.9 million for the year ended December 31, 1998. Net non-cash charges included in the results were $1.1 million during the first two quarters of 2000, and $1.7 million and $9.9 million during the full-year 1999 and 1998 periods, respectively. As of June 30, 2000, the Company had an accumulated deficit of $21.8 million, which primarily accumulated during the three years ended December 31, 1998.

During 1996 and 1997, the Company deployed its initial Blackbird Platform Products and incurred substantial operating expenses during such deployment. Beginning in 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues. Beginning in 1999, the Company implemented a strategic plan for long-term growth and product diversification. The core of this plan involves the broadening of the Company's product and service offerings in order to diversify its customer base and increase its overall growth potential. As part of this strategic plan, the Company launched its prepaid phone card business in December 1999. In the first two quarters of 2000, revenue from prepaid phone cards and Blackbird Platform Products represented 61% and 39%, respectively, of the Company's total revenue for that period. By comparison, revenue from Blackbird Platform Products represented substantially all of the Company's total revenue in 1999. While the Company anticipates continued profitability from Blackbird Platform Products in 2000, it believes that revenue from Blackbird Platform Products will decline over time.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On July 28, 2000, the Company announced the settlement of a patent infringement lawsuit originally brought in 1998 by Communications Information Services, Inc. ("CISI") against the Company and AirTouch Communications, Inc. ("AirTouch"). The settlement, in which no liability or fault was admitted by the Company or AirTouch, provided for the Company's acquisition of all of the capital stock of CISI for a one-time payment of $500,000. The Company intends to amortize this cost evenly over the current estimated useful life of the assets acquired of 17 months ending December 2001.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on June 8, 2000.

ELECTION OF ONE CLASS III DIRECTOR

Stephen Katz was elected as Class III director to the Company's Board of Directors to hold office until the Company's third annual meeting of the stockholders following the election or until his successor is duly elected and qualified. In connection with the election of the Class III director, the voting of stockholders was as follows:

Nominee                      For                       Withheld
-------                      ---                       --------
Stephen Katz                 1,541,441                 30,881

The other directors, whose terms of office continue after the meeting, are James Porter and Lawrence Schoenberg.

APPROVAL OF AMENDMENT TO 1996 STOCK OPTION PLAN

The stockholders approved a proposal to amend the Company's 1996 Stock Option Plan to increase then number of shares available for issuance upon exercise of options granted thereunder from 185,000 shares to 335,000 shares. In connection with this matter, the stockholders voted as follows:

For                        Against                   Abstain
---                        -------                   -------
348,642                    93,558                    13,618

APPROVAL OF AMENDMENT TO 1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

The stockholders approved a proposal to amend the Company's 1993 Non-Employee Director Stock Option Plan to increase then number of shares available for issuance upon exercise of options granted thereunder from 30,000 shares to 70,000 shares. In connection with this matter, the stockholders voted as follows:

For                        Against                   Abstain
---                        -------                   -------
339,313                    99,619                    16,886

The foregoing matters are described in more detail in the Company's proxy statement dated April 28, 2000 for the 2000 annual meeting of stockholders of the Company, as filed with the Securities and Exchange Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)    EXHIBITS

     10.1 Amendment No. 2 to 1996 Stock Option Plan of Cellular Technical Services Company, Inc., (Effective June 8, 2000.)

     10.2 Amendment No. 3 to 1993 Non-Employee Director Stock Option Plan of Cellular Technical Services Company, Inc., (Effective June 8, 2000.)

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

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.



                  By:  /s/ Bruce R. York
                     --------------------------------
                       Bruce R. York
                       Vice President and Chief Financial Officer
                       August 11, 2000

                           STATEMENT OF DIFFERENCES
                           ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'
The service mark symbol shall be expressed as ........................ 'sm'