Form 10-Q
period 2000-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2000-11-14
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number  0-19437

September 30, 2000
------------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
          -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                     11-2962080
-------------------------------------------       ------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

             2815 Second Avenue Suite 100, Seattle, Washington 98121
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400
                                                           --------------

             2401 Fourth Avenue Suite 400, Seattle, Washington 98121
            -------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  X    No
   -----    -----

               2,291,789 Common Shares were outstanding as of November 14, 2000.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS............................................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................15


PART II.  OTHER INFORMATION..............................................................................................16

ITEM 1.   LEGAL PROCEEDINGS..............................................................................................16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................................16


                   CELLULAR TECHNICAL SERVICES COMPANY, INC..
                    -----------------------------------------
                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in 000's, except share and per share amounts)
                                   (unaudited)

                                                                             September 30,  December 31,
                                                                                2000           1999
                                                                                ----           ----
                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $  4,070       $ 4,787
  Accounts receivable, net of reserves of $495 in 2000 and $5 in 1999             1,596         2,647
  Inventories, net                                                                2,310           592
  Prepaid expenses and deposits                                                     303           124
                                                                               --------      --------
    Total Current Assets                                                          8,279         8,150

PROPERTY AND EQUIPMENT, net                                                         844           874

SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $9,704 in
2000 and $9,526 in 1999                                                            --             178

ACQUIRED TECHNOLOGY, net of accumulated amortization of $58                         442          --

LONG-TERM INVESTMENT                                                              1,757         1,000
                                                                               --------      --------

TOTAL ASSETS                                                                   $ 11,322       $10,202
                                                                               ========       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                     $    691       $   917
  Payroll related liabilities                                                       446           525
  Taxes (other than payroll and income)                                              21            35
  Customers' deposits                                                              --             175
  Deferred revenue                                                                1,796         2,877
                                                                               --------      --------
    Total Current Liabilities                                                     2,954         4,529

MINORITY INTEREST                                                                    92          --

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value per share, 5,000 shares authorized,
   none issued and outstanding                                                     --            --
  Common Stock, $0.001 par value per share, 30,000 shares authorized,
  2,289 shares issued and outstanding at September 30, 2000 and
  2,282 shares issued and outstanding at December 31, 1999                           23            23
  Additional paid-in capital                                                     29,960        29,933
  Accumulated Deficit                                                           (21,707)      (24,283)
                                                                               --------      --------
    Total Stockholders' Equity                                                    8,276         5,673
                                                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 11,322      $ 10,202
                                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                    ----------------------------------    ----------------------------------
                                                         2000               1999               2000                1999
                                                    ---------------    ---------------    ---------------     ---------------

REVENUES
  Systems                                           $            0     $          421     $          609      $        1,597
  Services                                                   1,777              2,155              5,564               6,534
  Phone cards                                                6,264                 --             13,183                  --
                                                    ---------------    ---------------    ---------------     ---------------

Total Revenues                                               8,041              2,576             19,356               8,131

  Cost of systems, services and phone cards                  7,340                886             15,112               2,999
  Sales and marketing                                          326                176                961                 517
  General and administrative                                   317                544              1,514               1,696
  Research and development                                     394                402              1,043               1,241
                                                    ---------------    ---------------    ---------------     ---------------

Total Costs and Expenses                                     8,377              2,008             18,630               6,453
                                                    ---------------    ---------------    ---------------     ---------------

INCOME (LOSS) FROM OPERATIONS                                 (336)               568                726               1,678
OTHER INCOME                                                    95                112              1,644                 128

INTEREST INCOME, net                                           129                116                356                 214
                                                    ---------------    ---------------    ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY                (112)               796              2,726               2,020
INTEREST

PROVISION FOR INCOME TAXES                                      (1)               (12)               (58)                (28)
                                                    ---------------    ---------------    ---------------     ---------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                    (113)               784              2,668               1,992

MINORITY INTEREST                                              178                 --                (92)                 --
                                                    ---------------    ---------------    ---------------     ---------------

NET INCOME                                          $           65     $          784     $        2,576      $        1,992
                                                    ===============    ===============    ===============     ===============

EARNINGS PER SHARE:

     Basic                                          $         0.03     $         0.34     $         1.13      $         0.87
                                                    ===============    ===============    ===============     ===============

     Diluted                                        $         0.03     $         0.34     $         1.10      $         0.87
                                                    ===============    ===============    ===============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                   2,289              2,281              2,286               2,281

     Diluted                                                 2,336              2,298              2,349               2,287

The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                       --------------------------------------
                                                                                            2000                 1999
                                                                                       ----------------    -----------------

OPERATING ACTIVITIES
   Net income                                                                          $         2,576     $         1,992
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                                     387                 672
       Amortization of software development costs                                                  178                 298
       Amortization of acquired technology                                                          58                  --
       (Gain) loss on disposal of assets                                                           (30)                232
       Minority interest                                                                            92                  --
       Other                                                                                        --                  (7)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                                    1,051               1,639
         (Increase) decrease in inventories, net                                                (1,718)                345
         (Increase) decrease in prepaid expenses and deposits                                     (179)                  2
         (Decrease) in accounts payable and accrued liabilities                                   (226)               (387)
         (Decrease) increase in payroll related liabilities                                        (79)                 59
         (Decrease) in taxes (other than payroll and income)                                       (14)                (97)
         (Decrease) in deferred revenue and customers' deposits                                 (1,256)               (750)
                                                                                       ----------------    -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          840               3,998

   Purchase of property and equipment                                                             (367)                 (4)
   Proceeds from sale of assets                                                                     40                  17
   Long-term investment and acquired technology                                                 (1,257)                 --
                                                                                       ----------------    -----------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                             (1,584)                 13

NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises)                                  27                  --
                                                                                       ----------------    -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (717)              4,011

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 4,787               1,567
                                                                                       ----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $         4,070     $         5,578
                                                                                       ================    =================


    The accompanying notes are an integral part of these financial statements

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. ("CTS"), including the December 31, 1999 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

New Accounting Pronouncements: In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"). This summarized certain areas of the staff's views in applying generally accepted accounting principles as it relates to revenue recognition. The Company believes that its revenue recognition principles comply with SAB 101. The Company will continue to evaluate interpretations of SAB 101.

NOTE B - INVENTORIES:

Inventory consists of the following (in 000's):

                                                                September 30,     December 31,
                                                                      2000            1999
                                                              ------------------  ------------------

         Inventory, primarily service parts                   $          1,571    $          1,589
         Phone card inventory                                            2,420                   0
                                                              ------------------  ------------------
         Total                                                           3,991               1,589
         Less inventory reserves                                        (1,681)               (997)
                                                              ------------------  ------------------

                                                              $          2,310    $            592
                                                              ==================  ==================

NOTE C - CONTINGENCIES:

From time to time, the Company is a party to legal proceedings in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations. See also Note G.

NOTE D- EARNINGS PER SHARE:
The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                       ------------------------------------  ----------------------------------
                                                            2000                1999              2000              1999
                                                       ----------------   -----------------  ---------------   ----------------

Net income (A)                                                   $  65              $  784         $  2,576          $  1, 992
                                                       ================   =================  ===============   ================
Weighted average number of shares outstanding (B):               2,289               2,281            2,286              2,281
Stock options                                                       47                  17               63                  6
                                                       ----------------   -----------------  ---------------   ----------------
Weighted average number of shares outstanding (C):               2,336               2,298            2,349              2,287
Earnings per share:
    Basic (A)/(B)                                             $   0.03            $   0.34         $   1.13           $   0.87
                                                       ================   =================  ===============   ================
    Diluted (A)/(C)                                           $   0.03            $   0.34         $   1.10           $   0.87
                                                       ================   =================  ===============   ================


NOTE E- SEGMENT INFORMATION:

The Company has two reportable business segments for the three and nine month periods ending September 30, 2000 which offer distinctive products and services marketed through different channels: (i) the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services; and (ii) the Company's prepaid long-distance phone card business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in the pretax segment loss of $112,000 and net income of $65,000 for the three months ended September 30, 2000 is attributable to income tax expense of $1,000 and minority interest of ($178,000). The difference in the pretax segment profit of $2,726,000 and net income of $2,576,000 for the nine months ended September 30, 2000 is attributable to income tax expense of $58,000 and minority interest of $92,000. There were no inter-company sales of products between the segments. The Company's phone card business segment was not in operation in the comparable prior year period.

       Three months ended September 30, 2000
       --------------------------------------
       (in 000's)                                            Segments
                                              ---------------------------------------      Consolidated
                                                  Blackbird  Platform    Phone cards             Totals
                                              ------------------------   ------------            ------
       Revenue from external customers                         $1,777         $6,264             $8,041
       Inter-segment revenue                                       --             --                 --
       Pretax segment profit (loss)                               792          (904)              (112)
       Expenditures for segment assets                            239              4                243

       Nine months ended September 30, 2000
       --------------------------------------
       (in 000's)                                            Segments
                                              ---------------------------------------      Consolidated
                                                  Blackbird  Platform    Phone cards             Totals
                                              -----------------------    ------------            ------
       Revenue from external customers                         $6,173        $13,183            $19,356
       Inter-segment revenue                                       --             --                 --
       Pretax segment profit                                    2,257            469              2,726
       Expenditures for segment assets                            369             59                428

       Segment assets                                          10,808            514             11,322



NOTE F- ACQUISITION OF NEW ENGLAND TELECOM, INC.:

On August 10, 2000, the Company announced the acquisition of substantially all of the assets of New England Telecom, Inc. ("NET") through Isis Tele-Communications, Inc. ("Isis") the Company's majority-owned subsidiary. The agreement included the purchase of approximately $135,000 in inventory of prepaid phone cards, an employment agreement with the principal NET shareholder and a two-year earn-out period. The earn-out is calculated on a quarterly basis whereby the former shareholder can earn up to 50% of net profits of the former business, as defined in the agreement, with a maximum contingent total payout of $1.5 million. The transaction is being accounted for using the purchase method of accounting, and, accordingly, the results of NET's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price was allocated to the inventory assets purchased. Any future purchase price payments made contingent upon net profit during the earn-out period, as defined in the agreement, will be expensed as compensation during the period earned. There were no liabilities assumed in the transaction.

If the Company's results had been combined with the results of NET, net sales and earnings would have been as follows:

In 000's                                    Sales             Net Income
                                            -----             ----------
Nine months ended September 30, 1999
------------------------------------
CTS, as previously reported                 $ 8,131           $1,992
NET, unaudited                               10,727               42
                                             ------         --------
Pro-Forma Combined                          $18,858           $2,034
Earnings per pro-forma share:
   Basic                                                      $ 0.89
   Diluted                                                    $ 0.89

Nine months ended September 30, 2000
------------------------------------
CTS, as reported                            $19,356           $2,576
NET, unaudited                               12,176              364
                                            --------         --------
Pro-Forma Combined                          $31,532           $2,940
Earnings per pro-forma share:
   Basic                                                       $1.29
   Diluted                                                     $1.25


NOTE G- SETTLEMENT OF LITIGATION AND ACQUISITION OF TECHNOLOGY:

On July 28, 2000, the Company announced the settlement of a patent infringement lawsuit originally brought in 1998 by Communications Information Services, Inc. ("CISI") against the Company and AirTouch Communications, Inc. ("AirTouch"). The settlement, in which no liability or fault was admitted by the Company or AirTouch, provided for the Company's acquisition of all of the capital stock of CISI, including certain patent license rights for a one-time cash payment of $500,000. There were no other assets or liabilities of CISI. The payment was capitalized as acquired technology at the date of the acquisition. The intangible is being expensed on a straight-line basis over 17 months from the date of acquisition, the estimated useful life of such technology for the Company. The Company recorded $58,000 in amortization during the third quarter of 2000. The transaction was accounted for using the purchase method. The pro-forma combined accounts as a result of this transaction equal the pro-forma accounts as disclosed in Note F since CISI sales and net income for the nine-month period ended 2000 and 1999 equal zero.

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

OVERVIEW

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 11 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and the first nine months of 2000, the Company implemented a short and long-range strategic plan to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's growth plan for the future.

PRODUCTS

The Blackbird Platform Products

The Company's Blackbird'r' Platform product line includes a suite of radio frequency ("RF") based platform solutions focusing on wireless fraud prevention. Presently, it involves various forms of "pre-call" verification to ensure that the use of an analog wireless telephone is legitimate before the device is allowed to connect to a carrier's analog wireless communications network. In this area, the Company is a leading provider of RF-based solutions for the prevention of "cloning fraud." This term is used to describe the illegal activity of using a scanning device to steal the electronic serial number and mobile identification number of a legitimate wireless telephone while in use, then reprogramming the stolen numbers into other phones. These reprogrammed phones, or "clone phones," are then used to make illegal calls on a wireless communications network, without payment for the wireless services rendered. The Company's suite of RF-based platform solutions include the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services (collectively, the "Blackbird Platform Products"). The Company's Blackbird Platform Products are currently deployed in approximately 1,800 cell sites in most major metropolitan areas throughout the United States. The Company's customers have reported up to a 98% reduction in cloning fraud activity in areas served by the Blackbird Platform Products since its initial installation, and continue to rely on its cloning prevention capabilities for their existing analog wireless communications networks.

Prepaid Wireline Long-Distance Phone Cards

To stimulate revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its new majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phone cards primarily under the Value Maxx'TM' and Straight Talk'TM' brands in denominations generally ranging from $5 to $20 per card. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. The Company expects that Isis will distribute cards through regional and national multi-level distribution channels, using direct sales, third-party distributors, vending machines, and telemarketing. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will provide the key ingredients to fueling revenue growth and future product expansion of this product line for the Company. Isis presently has offices in Los Angeles, Boston, New York, New Jersey, and Chicago. The Company is evaluating the development of product offerings in the prepaid local dial-tone and prepaid cellular product areas to broaden its product line.

Future Opportunities For Growth In Emerging Technologies

During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a $1 million strategic investment in KSI Inc., a provider of development-stage wireless geo-location technology. The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology by October 2001 to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. On August 15, 2000, TruePosition, Inc., a wholly owned subsidiary of Liberty Media (NYSE: LMG.A, LMG.B), completed its previously announced acquisition of KSI in a stock transaction. The Company believes the combination of TruePosition and KSI should enhance the return on its initial investment in KSI and enable the Company to capitalize on future applications with one of the premier providers of wireless geo-location technology and related services. Prior to closing of the KSI acquisition by TruePosition, Inc., the Company invested an additional $757,000 in common stock of KSI. At September 30, 2000 the Company's total investment in TruePosition, Inc. common stock is $1,757,000.

REVENUE AND EXPENSE

Revenue

During the first nine months of 2000, the Company generated revenue from three sources: systems revenue, service revenue and prepaid phone card revenue.

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

Revenue recognition for the Company's systems varies by customer and by product. Every element of a contract must be identified and valued based upon VSOE, regardless of any stated price in the contract. Revenue from any undelivered element of a contract is deferred. However, any undelivered element essential to the functionality of the delivered product will cause a 100% deferral of the sale. Amounts billed and received on sales contracts before products are delivered or before revenue is recognized or recognizable are recorded as customer deposits or deferred revenue. The significant factors used in determining revenue recognition generally include physical hardware and software delivery, definitions of system delivery and customer acceptance. For those agreements that provide for payment based upon meeting actual performance criteria, the Company may record a portion of the system's revenue and the majority of the system's costs at shipment or during the early stages of a system's deployment. In certain cases no systems revenue may be recorded at time of shipment, while certain operating costs may be recorded during the deployment process. Accordingly, revenue and direct margin recorded by the Company can be expected to be lower in earlier periods of deployment and inconsistent from quarter to quarter, especially during the initial market deployments under new agreements. The resulting deferral of revenue is recognized in subsequent periods upon meeting the performance criteria specified in the applicable agreement. The Company does not operate with a significant revenue backlog. The Company has established an allowance for sales returns for prepaid phone cards based on estimated returns that may occur after the end of the period in accordance with SFAS 48. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold. Deferred cost of sales representing inventory expected to be returned is classified as inventory.

Costs and Expenses

Costs of systems, services and prepaid phone cards are primarily comprised of the costs of: (i) prepaid phone card activation costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) amortization of capitalized software development costs; (iv) systems integration and installation; (v) royalty fees related to the licensing of intellectual property rights from others; (vi) customer support; and (vii) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Overview

Total revenue increased 212% to $8,041,000 in 2000 from $2,576,000 in 1999. Net income was $65,000, or $0.03 per diluted share, in 2000 compared to $784,000, or $0.34 per diluted share, in 1999. The Company recorded alternative minimum tax expense of $1,000 and $12,000 during the 2000 and 1999 periods, respectively.

The increased revenue was primarily derived from the Company's new prepaid phone card business, which commenced operations in December 1999, and which provided $6.3 million in revenue in the third quarter of 2000, compared to zero revenue in the comparable 1999 period. This increase was offset by decreased systems and service revenue primarily from the Company's Blackbird Platform products due to:
(i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the lack of any systems upgrades in the current period compared to the prior year period.

The decrease in net income is primarily attributable to the writeoff of prepaid phonecard inventory related to the bankruptcy of a supplier in the current quarter totaling approximately $0.8 million, offset by a one-time state sales tax refund received in the prior year period of $0.4 million.

Revenue

Systems revenue was $0 in 2000, a decrease from $421,000 in 1999 due to the factors discussed above.

Service revenue decreased 18% to $1,777,000 in 2000 from $2,155,000 in 1999. All of the 2000 service revenue, and approximately 96% of the 1999 service revenue, was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above and to the phase-out of service revenue from the Company's Hotwatch product line in 1999. Hotwatch and other service revenue totaled $96,000 in the third quarter of 1999. The Company anticipates that service revenue will decrease in future periods due to the anticipated reduction in the installed base of Blackbird Platform Products as the product line approaches the later stages of its service life.

Prepaid phone card revenue was $6,264,000 in 2000. Prepaid phone card sales started in late December 1999, so there was no comparable revenue from the prior year quarter.

Costs and Expenses

Costs of systems, services and prepaid phone cards increased by $6,454,000 to $7,340,000 in 2000, from $886,000 in 1999. As a percent of total revenue, the costs were 91% and 34% for the 2000 and 1999 periods, respectively. The increase in the amounts and percentages of costs for 2000 relative to 1999 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's other products. There were no prepaid phone card sales in the comparable quarter of 1999. Offsetting this increase were decreases in amortization of capitalized software development costs and expense reductions relating to reduced headcount and consolidation of warehousing facilities.

Sales and marketing expenses increased 85% to $326,000 in 2000 from $176,000 in 1999. As a percent of total revenue, the costs were 4% and 6% for the 2000 and 1999 periods, respectively. The increase in sales and marketing expenses is attributable to costs in selling and marketing prepaid phone cards offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses decreased 42% to $317,000 in 2000 from $544,000 in 1999, primarily due to headcount reductions in comparison to the prior year period.

Research and development costs decreased 2% to $394,000 in 2000 from $402,000 in 1999. The decrease in expenditures in 2000 was attributable to reduced staffing levels and related expenditures from the prior year period, partially offset by increased spending on product enhancements and new product research in the geo-location application technology area.

Other Income, net

Net other income decreased to $95,000 in 2000 from $112,000 in 1999. Other income includes gain or loss from sales of capital equipment and other miscellaneous income items.

Interest Income and Expense

Net interest income increased to $129,000 in 2000 from $116,000 in 1999. This increase is attributable to higher average cash balances on hand during the 2000 period, higher prevailing interest rates earned on invested cash, and interest earned on the Company's note receivable with KSI Inc., which was not outstanding during the comparable 1999 period.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Overview

Total revenue increased 138% to $19.4 million in 2000 from $8.1 million in 1999. Net income was $2.6 million, or $1.10 per diluted share, in 2000 compared to $2.0 million, or $0.87 per diluted share, in 1999. The Company recorded alternative minimum tax expense of $58,000 and $28,000 during the 2000 and 1999 periods, respectively.

The increased revenue was primarily derived from the Company's new prepaid phone card business, which commenced operations in December 1999, and which provided $13.2 million in revenue in the first three quarters of 2000, compared to zero revenue in the comparable 1999 period. This increase was offset by decreased systems and service revenue primarily from the Company's Blackbird Platform products due to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the net reduction in price and volume of services in connection with Blackbird Platform Products.

The improved net income is primarily attributable to a one-time legal settlement received in 2000 of $1.7 million offset by legal fees of $0.2 million and minority interest of $0.3 million. Additionally, net income was positively impacted by (i) increased overall revenue due to the new phone card business,
(ii) consolidation of facilities and reductions in personnel expenses and facility expenses relative to the prior year period, and (iii) increased interest income. These increases were offset by a $0.8 million write-off of inventory related to the bankruptcy of a phone card supplier during the 2000 period and reduced total margin on the Blackbird Platform products related to lower segment revenue.

Revenue

Systems revenue decreased 62% to $0.6 million in 2000 from $1.6 million in 1999 due to the factors discussed above.

Service revenue decreased 15% to $5.6 million in 2000 from $6.5 million in 1999. All of the 2000 service revenue, and approximately 96% of the 1999 service revenue, was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above and to the phase-out of service revenue from the Company's Hotwatch product line in 1999. Hotwatch and other service revenue totaled $0.3 million in the 1999 period.

Prepaid phone card revenue was $13.2 million in 2000. Prepaid phone card sales started in late December 1999, so there was no comparable revenue from the prior year period.

Costs and Expenses

Costs of systems, services and prepaid phone cards increased by $12.1 million to $15.1 million in 2000, from $3.0 million in 1999. As a percent of total revenue, the costs were 78% and 37% for the 2000 and 1999 periods, respectively. The increase in the amounts and percentages of costs for 2000 relative to 1999 is primarily due to the higher percentage of the prepaid phone card business which has lower gross margins compared to the Company's other products. There were no prepaid phone card sales in the comparable period of 1999. Offsetting this increase were decreases in amortization of capitalized software development costs and expense reductions relating to reduced headcount and consolidation of warehousing facilities.

Sales and marketing expenses increased 86% to $1.0 million in 2000 from $0.5 million in 1999. As a percent of total revenue, the costs were 5% and 6% for the 2000 and 1999 periods, respectively. The increase in sales and marketing expenses is attributable to costs in selling and marketing prepaid phone cards including establishing and staffing sales offices, offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses decreased 11% to $1.5 million in 2000 from $1.7 million in 1999. The net decrease is a combination of new spending to enhance the infrastructure of the Company's prepaid phone card business, offset by a decrease in general and administrative expenses for the Blackbird Platform products, primarily due to reduced headcount.

Research and development costs decreased 16% to $1.0 million in 2000 from $1.2 million in 1999. The decrease in expenditures in 2000 was primarily attributable to reduced staffing levels and related expenditures from the prior year period, partially offset by increased spending on product enhancements and new product research.

Other Income, net

Net other income increased to $1.6 million in 2000 from $0.1 million in 1999. This increase is primarily due to a one-time net legal settlement received of approximately $1.5 million during the 2000 period.

Interest Income and Expense

Net interest income increased to $356,000 in 2000 from $214,000 in 1999. This increase is attributable to: higher average cash balances on hand during the 2000 period, higher prevailing interest rates earned on invested cash, and interest earned on the Company's note receivable with KSI Inc., which was not outstanding during the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 2000, the Company's cash balance was $4.1 million as compared to $4.8 million on December 31, 1999. The Company's working capital increased to $5.3 million at September 30, 2000 from $3.6 million at December 31, 1999.

Net cash provided by operating activities amounted to $0.8 million in the nine-month 2000 period, compared to $4.0 million in the comparable 1999 period. Positive impacts on operating cash flow included $0.3 million in reduced depreciation and amortization charges in 2000 and net accounts receivable, which decreased $1.1 million in 2000, primarily due to timing differences arising from billing and payment cycles and terms of recurring service agreements, compared to a decrease of $1.6 million in 1999 offset by:

(a) Net inventories, which increased $1.7 million in 2000, primarily due to the new prepaid phone card business, compared to a decrease of $0.3 million in 1999; and
(b) Deferred revenue and customers' deposits, which decreased $1.3 million in 2000 compared to $0.8 million in 1999, due to the timing and amount of payments received from customers.

Net cash used in investing activities totaled $1.6 million in 2000, compared to cash provided by investing activities of $13,000 in 1999. The amounts in the 2000 period included the $0.5 million investment in CISI, $0.8 million investment in TruePosition and purchases of computer hardware and software for the Company's current and developing businesses. At September 30, 2000, the Company had commitments for capital expenditures of approximately $0.2 million related to tenant improvements for its new office lease, which commenced October 1, 2000.

Net cash provided by financing activities was $27,000 in 2000 compared to zero in 1999, and is composed of cash received from stock option exercises.

Operating Trends

The Company earned $2.6 million in the first three quarters of 2000, compared to earnings of $2.6 million for the full year ended December 31, 1999 and an operating loss of $10.9 million for the full year ended December 31, 1998. Net non-cash charges included in the results were $1.6 million during the first three quarters of 2000, and $1.7 million and $9.9 million during the full-year 1999 and 1998 periods, respectively. As of September 30, 2000, the Company had an accumulated deficit of $21.6 million, which primarily accumulated during the three years ended December 31, 1998.

During 1996 and 1997, the Company deployed its initial Blackbird Platform Products and incurred substantial operating expenses during such deployment. In 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues. Beginning in 1999, the Company implemented a strategic plan for long-term growth and product diversification. The core of this plan involves the broadening of the Company's product and service offerings in order to diversify its customer base and increase its overall growth potential. As part of this strategic plan, the Company launched its prepaid phone card business in December 1999. In the first three quarters of 2000, revenue from prepaid phone cards and Blackbird Platform Products represented 68% and 32%, respectively, of the Company's total revenue for that period. By comparison, revenue from Blackbird Platform Products represented substantially all of the Company's total revenue in 1999. While the Company anticipates continued profitability from Blackbird Platform Products in 2000, it believes that revenue from Blackbird Platform Products will decline over time. The Company currently forecasts that revenue from Blackbird Platform Products will be reduced by at least 25% in 2001 compared to 2000 as wireless carriers continue to convert their infrastructure to digital systems. A more substantial reduction is anticipated for 2002.

Despite the Company's recent profits, positive cash flow, and product diversification, there can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. While the Company believes that its current cash reserves and projected cash flow from operations provide sufficient cash to fund its operations for at least the next twelve to twenty-four months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates that could adversely affect the value of our investments. We do not use derivative financial instruments for speculative or trading purposes. We maintain a short-term investment portfolio consisting of interest bearing securities with maturities of less than ninety days. These securities are classified as cash. These securities are interest bearing and thus subject to interest rate risk and will fall in value if market interest rates increase. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. We have operated primarily in the United States and all revenues to date have been in U.S. dollars. Accordingly, we do not have material exposure to foreign currency rate fluctuations. We have not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

On July 28, 2000, the Company announced the settlement of a patent infringement lawsuit originally brought in 1998 by Communications Information Services, Inc. ("CISI") against the Company and AirTouch Communications, Inc. ("AirTouch"). The settlement, in which no liability or fault was admitted by the Company or AirTouch, provided for the Company's acquisition of all of the capital stock of CISI, including certain patent rights for a one-time payment of $500,000.

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

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.



                  By:    /s/Bruce R. York
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         November 14, 2000

                              STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The registered trademark symbol shall be expressed as......................'r'
The service mark symbol shall be expressed as..............................'sm'