Form 10-K
period 2000-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2001-03-29
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended.................................December 31, 2000
                                                               -----------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from.....................to......................

                         Commission File Number 0-19437

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                         11-2962080
-------------------------------------------        -----------------------------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer Identification No.)
      Incorporation or Organization)

             2815 Second Avenue Suite 100, Seattle, Washington 98121
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400
                                                            --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 2001, there were 2,291,789 shares of Common Stock, $.001 par value outstanding. As of March 12, 2001, the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $7.7 million. The aggregate market value of the Company's stock was calculated using the average of the high ($3.44) and low ($3.41) sale price for its Common Stock on March 12, 2000 as reported on The Nasdaq Stock Market (National Market System).

Documents incorporated by reference in Part III: The Company's definitive proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-K

PART I....................................................................................................................3

ITEM 1.   BUSINESS........................................................................................................3
ITEM 2.   PROPERTIES.....................................................................................................18
ITEM 3.   LEGAL PROCEEDINGS..............................................................................................19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................19


PART II..................................................................................................................20

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................20
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA...........................................................................21
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................22
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................28
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................28
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................28


PART III.................................................................................................................29

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................................29
ITEM 11.   EXECUTIVE COMPENSATION........................................................................................30
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................................30
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................................30


PART IV..................................................................................................................31

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................................31

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

General

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 12 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. The Company's Blackbird Platform Products are sold in this arena. During 1999 and 2000, the Company implemented a short and long-range strategic plan to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's growth plan for the future.

In the fourth quarter of 1999, as part of its diversification strategy, the Company launched Isis Tele-Communications, Inc. ("Isis"), a majority-owned subsidiary, which designs, markets, and distributes both regionally and nationally branded prepaid long-distance phone cards. Also in the fourth quarter of 1999, the Company made a strategic investment in KSI, Inc. ("KSI"), a provider of development-stage wireless geo-location technology. The Company made further investments in KSI during 2000. KSI was acquired by TruePosition, Inc. ("TruePosition") in August 2000; as a result, the Company's investment in KSI became and remains one in TruePosition. This technology is expected to provide a platform for hosting a variety of location-sensitive consumer applications for the wireless communications market. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as this technology evolves and is commercially deployed by wireless carriers. In late 2000 the Company created a division called Neumobility'TM' to develop and market its range of geo-location wireless software applications.

Presently, the Company's major customers are wireless telephone carriers for its Blackbird Platform Products. These carriers operate in a dynamic, rapidly changing environment and are subject to intense competition, cost sensitivity and other market forces. Customers for the Company's Isis phone card segment are primarily distributors, retailers and convenience stores, which also operate in highly competitive marketplaces. These and other related factors have influence on the Company's direction for the future. The Company believes that these factors will provide opportunities for new products and services in a wide variety of markets.

Products

The Blackbird Platform Products

The Company's Blackbird'r' Platform product line includes a suite of radio frequency ("RF") based platform solutions focusing on wireless fraud prevention. Presently, it involves various forms of "pre-call" verification to ensure that the use of an analog wireless telephone is legitimate before the device is allowed to connect to a carrier's analog wireless communications network. In this area, the Company is a leading provider of RF-based solutions for the prevention of "cloning fraud." This term is used to describe the illegal activity of using a scanning device to steal the electronic serial number and mobile identification number of a legitimate wireless telephone while in use, then reprogramming the stolen numbers into other phones. These reprogrammed phones, or "clone phones," are then used to make illegal calls on a wireless communications network, without payment for the wireless services rendered. The Company's suite of RF-based platform solutions include the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services (collectively, the "Blackbird Platform Products"). The Company's Blackbird Platform Products are currently deployed in approximately 1,600 cell sites in most major metropolitan areas throughout the United States. The Company's customers have reported up to a 98% reduction in cloning fraud activity in areas served by the Blackbird Platform Products since its initial installation, and continue to rely on its cloning prevention capabilities for their existing analog wireless communications networks.

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

The No Clone Zone Service. The Company has developed a roaming-fraud prevention service, known as the No Clone Zone service, which provides seamless, RF-based roaming fraud prevention. The No Clone Zone service proactively and transparently prevents roaming cloning fraud in markets that utilize the Blackbird Platform and PreTect fraud prevention application. The service leverages the underlying power of existing Blackbird Platform deployments, and the Blackbird Platform's real-time distributed messaging system, to quickly and seamlessly link participating carrier systems nationwide, into a private, high-speed cloning fraud prevention network.

Blackbird Platform Monitoring Option. The Company has developed system-monitoring technology for the Blackbird Platform Products that provides real-time capabilities for monitoring overall system health of any network-based distributed applications. The Company's Blackbird Platform Monitoring product provides sophisticated real-time alarming of system performance exceptions that can be directed to a centralized call center. The product is designed to support industry standards with the flexibility of open architecture and platform portability. Additionally, the Company provides a Blackbird Platform Monitoring service, available to all Blackbird Platform customers, which is hosted from the Company's Seattle headquarters call center. This provides a flexible alternative for customers who have limited expertise to perform this critical component of fraud system management to keep the Blackbird Platform Products at optimal performance 24 hours per day, 7 days per week.

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

Through its majority-owned subsidiary, Isis, the Company markets and distributes branded prepaid long-distance phone cards in denominations generally ranging from $5 to $20 per card. Isis specializes in targeted marketing programs with aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third-party distributors, and telemarketing. End users of these cards can use them by dialing the local or toll-free access number identified on the card, keying in a personal identification number (a "PIN") that is assigned to the card, and then dialing the telephone number that the end user seeks to reach. The third-party long-distance service provider then completes the call, debits the balance on the card following the call, and provides customer assistance as necessary. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will be the key ingredients for continued revenue growth and expansion of this product line. Isis has offices in Los Angeles, Boston, and Chicago.

TruePosition Investment and Neumobility Products

The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology by October 2001 to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. Industry analysts have estimated the market for commercial geo-location applications to be well over $8.0 billion. During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI, Inc. ("KSI"), a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI. The Company's total investment in TruePosition, Inc. common stock at December 31, 2000 was $1,758,000.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free value-added services. The application suite will include: NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing; NeuMerchant'TM', which allows for the tracking of merchant offers and creates metrics to analyze the impact of marketing efforts; NeuMap'TM', which creates directions based upon positioning data; NeuList'TM', which adds a location-sensitive component to wireless e-mail functions; and NeuJournal'TM', a journaling feature which allows for the documentation of location and content. The Company anticipates completing the initial product suite in 2001.

The Telecommunications Industry

The Telecommunications Act of 1996 was implemented to stimulate competition in all arenas of the telecommunications industry. The results have provided consumers with a broader spectrum of cost-effective service choices for their telecommunication needs. Correspondingly, the wireless industry has seen a dramatic expansion. The Cellular Telecommunications Industry Association has estimated that the number of wireless telephone subscribers in the United States increased from approximately 340,000 subscribers in 1985 to approximately 75 million subscribers in 1999. Industry analysts believe that the number of wireless telephone subscribers may grow to in excess of 120 million in the United States by the end of 2001. International market analysts have forecast that total worldwide wireless telephone service revenue will grow to $360 billion by the end of 2002.

Key Issues Resulting from Increased Competition in the Telecommunications
Industry

Lower price per minute has driven minutes of usage up. The increased presence of multiple telecommunications carriers in any given market has spawned a number of new single-rate pricing plans, effectively driving the price per minute of wireless telephone usage substantially lower. As a result, wireless telephone carriers must supplement revenues by implementing new subscriber service offerings to not only grow, but also preserve their existing subscriber base. New add-on consumer services (such as text messaging, stock quote delivery and transportation alerts) are expected to continue to drive the minutes of use up, which should position the wireless communication device as the only communication device an individual will need to own, covering both communication and personal information management needs of the future.

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

Prepaid market has expanded to capture new consumers. Prepaid service represents one of the fastest growing sectors of the telecommunications industry and is providing a new point of differentiation in local markets as telecommunication carriers expand their service offerings. Once driven primarily by a large population of first generation immigrants, students and lower-income individuals, a variety of prepaid services is rapidly expanding toward the mainstream in the United States. This expansion is primarily due to the widespread availability of competitive long-distance rates, the convenience of a set-limit debit card for long-distance calling, and an easy solution for travel and emergency situations.

Competition has raised consumer expectations on service offerings. The intense competition in the telecommunications market is placing new pressures on wireless telephone carriers to differentiate their service offerings. As the wireless communications device becomes capable of receiving a wider variety of communications, i.e., voice messaging, paging, or emails, the Company believes that wireless subscribers will require and expect a robust suite of consumer services that not only replicate what landline service providers offer (such as emergency 911 assistance), but also provide new ways to access personalized information through their wireless phone. Examples include roadside assistance, asset tracking, personalized information or "concierge" service ("E411") and traffic advisories, and others. The Company believes the results of competition in the telecommunications market, including lower price per minute, higher minutes of usage, and demand for new sources of carrier revenue, will continue to provide diversified market opportunities for the Company's existing products and services, as well as new offerings in the future.

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

Product Development

For the years ended December 31, 2000, 1999 and 1998, the Company incurred gross research and development expenditures of $1.5 million, $1.6 million and $5.1 million, respectively. The 1998 period included $0.6 million of capitalized software development costs. The Company ceased capitalization of software development costs during 1998. The Company's current research and development efforts are focused on enhancing and improving existing products and services, and developing new products and services, including new software applications and technology interfaces. These enhancements and/or new products and services may, when and if developed, enable the Company to expand on its existing products and services to provide a broad variety of functions not presently offered. Costs included in the Company's gross research and development expenditures include costs for research, design, development, tests, and preparation of training and user documentation. The Company anticipates that it will continue to commit significant resources to product development in the future to address market opportunities for new and enhanced products and services. See also "Business Risks -- Dependence on New Product Development and Product Enhancements" below.

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

The Company designs and markets its own prepaid phone cards and also resells prepaid phone cards produced by others. The Company markets prepaid phone card products primarily through regional and national multi-level distribution channels, using direct sales, third-party distributors, and telemarketing. These marketing efforts are pursuant to distribution agreements and other forms of sales and marketing arrangements.

The Company also participates at targeted trade shows, conferences and industry events to augment its marketing efforts. The Company further consults with its current and prospective customers to gather product feedback to assist the Company in determining product direction. Achieving greater market acceptance and penetration of the Company's products and services will require, in addition to enhancing and improving its products and services, increased marketing efforts and the expenditure of funds to increase customer awareness of the Company and to inform potential customers of the benefits of the Company's products and service offerings. See also "Business Risks -- Fluctuations in Quarterly Performance," "Business Risks -- "Need for Additional Financing" and "Business Risks - Dependence on Distributors" below.

Revenues from Blackbird Platform Products represented 31% of the Company's total revenue in 2000, and 96% of the Company's total revenues in 1999 and 1998. The Company anticipates that revenues from Blackbird Platform

Products will continue to represent a meaningful portion of the Company's total revenue in 2001, but that the Company's dependence on Blackbird Platform Products will decrease during 2001 as revenues from its prepaid phone card products continue to represent a larger portion of total revenue. See also "Business Risks -- Dependence on Limited Product Base; Uncertainty of Widespread Market Demand" below.

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

Major Customers

The customers of the Company's Blackbird Platform Products are wireless telephone carriers. The Company has agreements with Verizon Wireless, Ameritech Mobile Communications, Inc. ("Ameritech") and SNET Mobility ("SNET") to deploy and support Blackbird Platform Products. As a result, the Blackbird Platform Products are currently operational in many of the largest markets throughout the United States, including New York, Boston, Hartford/New Haven, Philadelphia, Baltimore, Washington D.C., Chicago, Detroit, Milwaukee, St. Louis, Atlanta, Los Angeles, San Francisco, San Diego and Sacramento. Revenues from the Company's agreements with Verizon accounted for 24% of the Company's total revenues in 2000. See "Business Risks -- Limited Customer Base; Reliance on Significant Customers" below.

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

The Company is aware of various competitors which currently or are expected to compete directly with the Company's Blackbird Platform Products in the cloning fraud prevention arena. One competitor, Lightbridge Inc., competes directly with the Company's RF-based cloning fraud prevention products and services. The Company also competes with a number of alternative technologies in this arena, including roamer verification reinstatement systems, profiler systems, personal identification numbers and A-Key authentication systems. Companies marketing such technologies include, among others, Nortel Networks, TSI Telecommunications Services, Inc., Lightbridge, Inc., and Systems/Link Corporation. The A-Key authentication technology is provided by telephone switch and wireless handset manufacturers (e.g., Lucent Technologies, Inc., Ericsson Radio Systems AB, Motorola, Inc., Nokia and Nortel Networks). An additional competitive factor in the cloning fraud prevention arena includes the compatibility with cloning fraud prevention products used by the carrier in other geographic markets and by the carrier's roaming partners. The Company believes that carriers purchasing RF fingerprinting fraud prevention products tend to purchase these products from the same vendor that supplies these products to their roaming partners. Thus, the Company believes it will be more difficult to market its Blackbird Platform Products to a carrier if the carrier's roaming partners are using RF fingerprinting fraud prevention products supplied by a competitor.

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

The location-based services and mobile commerce market is in its early stages. The Company believes that there will be several categories of competitors for its products and services. These include both network-based and GPS-based geo-location position determination equipment providers, wireless switch providers, wireless carriers and applications software providers. These companies include: TruePosition, Inc., the Grayson Wireless division of Allen Telecom, Inc., Cell-Loc, Inc., Cambridge Positioning Systems, SCC, SiRF Technology, Inc., SignalSoft Corp., the XYPoint division of TeleCommunication Systems, Inc., the SnapTrack, Inc. division of Qualcomm, Inc., Alcatel, Ericsson, Nortel, Motorola Inc., Verizon Wireless, Cingular Wireless, Sprint, AT&T Wireless, Voicestream Wireless, Airbiquity, Inc., and others. Many of these competitors are substantially larger and have longer operating histories, greater name recognition, larger customer bases, and substantially greater financial, marketing, technical and other resources than the Company.

See generally "Business Risks -- Competition" below for a more detailed description of the risks and uncertainties associated with competition involving the Company and its current and future products and services.

Manufacturing and Third-Party Vendors

The Company has been and will continue to be dependent on third-party vendors for the computer equipment, electronic components, manufacturing services, maintenance services and software that are incorporated in its products. While these are generally available from multiple sources, the Company currently obtains or licenses certain equipment, electronic components, manufacturing services, maintenance services and software from a limited number of suppliers. The Company's current software products are specifically designed to adhere to the

UNIX operating system standard that can operate on standard computer equipment sold by numerous manufacturers and vendors. The Company currently purchases hardware and maintenance services directly or indirectly from Hewlett-Packard Company, its primary system hardware supplier. The Company also maintains relationships with other hardware vendors. The Company currently purchases hardware components from its vendors at discounts from list prices. These hardware components then become a cost component as the Company's systems are generally priced as bundled turnkey products (system, components, installation and training). The Company also currently maintains various software license arrangements with several suppliers. All of these licenses allow the Company's customers to use the software in perpetuity, with the result that the loss of a particular source would not affect any product already in use.

The Company manufactures, as necessary, its proprietary Blackbird Cell Site System hardware that operates in connection with the hardware components described above. While certain parts and components of this system are industry standard and generally available from many suppliers, the Company designs and contracts manufacturing for certain proprietary printed circuit boards and other subassemblies. These standard components and custom manufactured subassemblies are then integrated and tested by the Company for delivery to the Company's customers. See also "Business Risks -- Risk of Hardware Manufacturing Activities" below.

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

Employees

As of February 28, 2001, the Company had 47 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. See also "Business Risks-Dependence on Personnel" below.

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

Dependence on Limited Product Base; Uncertainty of Widespread Market Demand. The Company's revenues and profits have been and can be expected to continue to be derived from a limited number of products and services. See "Business -- Major Customers" above. In part, the Company's future operating results will depend on the continued demand for Blackbird Platform Products. Currently, a majority of the carriers in the largest markets in the United States are using cloning fraud prevention products. The Company believes that the demand for cloning fraud prevention products in the United States will continue to decline in the future. If not offset by other sales opportunities, this trend would have a material adverse effect on the Company's revenue. The Company anticipates that its prepaid phone card products will account for a growing percentage of the Company's revenue in 2001. As a result, the Company's future operating results will depend on the demand for and market acceptance of prepaid phone card products. The market adoption and profitability of the Company's prepaid phone card products will need to increase in order to achieve the Company's income targets for that product line. Although the Company believes that its product and services present the basis for growth for the Company's business, there can be no assurance that its products and services will achieve widespread market penetration or that the Company will derive significant revenues or profits from the sale of such products and services.

Dependence on Analog Networks; Industry and Technological Change. The Company's future success will depend on the continued and expanded use of its existing products and services, its ability to develop new products and services to meet the needs of the Company's target industries, and its ability to adapt existing products and services to keep pace with changes in the Company's target industries. Presently, the Company's Blackbird Platform Products are used exclusively in analog networks, although the Company believes that certain of the technology from its Blackbird Platform Products may be adaptable for use in digital networks in the future. The Company believes that a majority of wireless telephone subscribers in the United States use analog networks today, but that the industry is undertaking a shift to digital networks due to certain advantages of digital technology, including expanded capacity, greater privacy and enhanced security. In addition, alternative cloning fraud prevention products are available in both digital and analog networks, such as A-Key authentication. See "Business -- Competition" above. The Company expects that A-Key authentication will be widely deployed in digital networks over time. Accordingly, the Company does not believe that wireless telephone carriers will purchase RF fingerprinting fraud prevention solutions, such as the Blackbird Platform Products, for their digital networks unless and until the encryption technology that forms the basis for A-Key authentication is compromised. The shift from analog networks to digital networks, the expanded use of alternative cloning fraud prevention technologies such as A-Key authentication, and other technological developments in the wireless communications industry, could each reduce or eliminate demand for the Company's Blackbird Platform Products. There can be no assurance that the Company will be successful in modifying or developing its existing or future products in a timely manner, or at all, to respond to changing market, customer or technological requirements. If the Company is unable, due to resource, technological or other constraints, to adequately anticipate or respond to changing market, customer or technological requirements, the Company's business, financial condition and results of operations will be materially adversely affected. Further, there can be no assurance that products or services developed by others will not render the Company's products and services non-competitive or obsolete.

Dependence on New Product Development and Product Enhancements. The Company's future success will depend, in part, on its ability to timely develop, introduce and gain acceptance of new products and services and enhancements to existing products and services to meet the needs of the Company's target industries. The Company is continually seeking to enhance its existing products and to develop new products. However, the Company remains subject to all of the risks inherent in product development, including unanticipated technical or other development problems that could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that the Company will be able to successfully enhance existing products or develop new products, or to timely introduce and gain acceptance of such enhancements and new products in the marketplace.

Ability to Manage Changing Business Conditions. The Company's future operating results will depend, among other things, on its ability to manage changing business conditions. If the Company's management is unable to do so effectively, its business, financial condition and results of operations could be materially adversely affected. The Company's ability to manage changing business conditions depends, in part, on its ability to attract, train and retain a sufficient number of qualified personnel to meet the ongoing needs of the Company. During 1998 and 1999, the Company implemented a restructuring plan that included, among other initiatives, reducing its workforce by approximately 80% from December 1997 staffing levels. Failure to properly manage the effects of such activity may limit the Company's ability to attract, train and retain qualified personnel and may increase the Company's recruiting and training costs. If the Company is unable to recruit and retain a sufficient number of qualified personnel, it could be forced to limit its growth or possibly curtail its operations. There can be no assurance that the Company will be successful in attracting, training and retaining the required number of qualified personnel to support the Company's business in the future. Failure to manage the Company's operations with the reduced staffing levels discussed above may further strain the Company's management, financial and other resources, and could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Customer Base; Reliance on Significant Customers. The Company's potential customer base is relatively limited due to the significant concentration of ownership and/or operational control of telecommunication markets. Currently, the Company markets its Blackbird Platform Products only to wireless communications carriers that operate analog networks. Historically, a significant portion of the Company's revenues in any given period has been attributable to a relatively small number of customers. This trend is likely to continue for the foreseeable future. Sales to customers aggregating 10% or more, either individually or combined as affiliates due to common ownership, were concentrated as follows: one customer whose purchases represented 24% of consolidated 2000 sales, four customers whose purchases represented 46%, 21%, 14% and 12% of consolidated 1999 sales and three customers whose purchases represented 41%, 20% and 19% of 1998 sales. The aggregate sales to these customers represented 24% and 93% of the Company's consolidated phone card, systems and service revenues in 2000 and 1999, respectively, and 80% of the Company's total systems and service revenues in 1998. There can be no assurance that such customers will continue to maintain business relationships with the Company. Accordingly, the loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risk of Litigation. From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. No such proceedings are currently pending.

Need for Additional Financing. The Company's needs for additional financing will depend upon a number of factors, including, but not limited to, the commercial success of the Company's existing products and services, the timing and success of new products and services (if any), the progress of the Company's research and development efforts, the Company's results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or acquisitions of businesses, technologies or assets. In addition, the Company historically has experienced uneven cash flow and operating results, and, during two of the past four years, significant operating losses. The Company believes the combination of existing cash reserves and projected cash flow from operations will provide sufficient cash to fund its operations for at least the next 12 to 18 months. However, if the Company is unable to maintain profitability or achieves sales growth requiring working capital beyond current amounts, the Company may be required to seek additional financing sooner than currently anticipated or may be required to curtail some of its activities. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company's failure to obtain such additional financing, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations in Quarterly Performance. The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations may continue and/or intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, such as : dependence on analog cellular networks for certain products and services; vulnerability to rapid industry change and technological obsolescence; changes in regulations affecting the wireless industry; limited customer base and reliance on a relatively small number of customers and customer contracts; dependence on a limited number of existing products and services; uncertainty of continued demand for and market penetration of its existing products and services under existing and future contracts; long sales cycles; uncertainty in its ability to timely develop, introduce and gain acceptance of new products and services; uncertainty of the demand for and market penetration of new products and services; the possible impact of competitive products and pricing; the risk that its current and future products may contain errors or be affected by technical problems that would be difficult and costly to detect and correct; manufacturing difficulties, including reliance on a limited number of outside vendors for key components and processes; potential difficulties in managing changing business conditions; dependence on key personnel; the availability of financing; changes in the Company's operating expenses; uneven revenue streams; the timing of payments by customers; the Company's revenue recognition practices and policies; and general economic conditions. There can be no assurance that the Company's results of operations will not vary significantly among quarterly periods or that in future quarterly periods the Company's results of operations will not be below prior results or the expectations of public market analysts and investors.

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

History of Net Losses; Accumulated Deficit. As of December 31, 2000, the Company had an accumulated deficit of $21.7 million, the majority of which has accumulated during the three years ended December 31, 1998. See Part II, Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a more detailed description of the Company's accumulated deficit and history of net losses. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue and earnings levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Operating results for future periods are subject to numerous risks and uncertainties, including those specified elsewhere in this report. If the Company is not successful in addressing such risks and uncertainties, the Company's business, financial condition and results of operations will be materially adversely affected.

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

Adequate Staffing Levels and Management of Growth. The Company's accounting and financial requirements have become more complex with the addition of its ISIS business and this trend is expected to continue as its Neumobility products reach the marketplace. The Company's failure to adequately recruit, hire, train and retain sufficient qualified staff to enable proper financial and accounting control of the Company's growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Hardware Manufacturing Activities. For the most part, the Company's engineering resources historically have been devoted to software design and development. As a result, only a limited number of such resources were initially used in the design and prototype production of the Company's proprietary hardware. The Company continues to utilize third-party vendors for hardware design, engineering, manufacturing and integration of certain proprietary printed circuit boards, radio equipment and other subassemblies that are components of the Company's Blackbird Platform Products. The Company will continue to depend on third-party vendors for manufacturing activities with respect to the design and engineering of hardware, and its future success will depend on maintaining relationships with such third-party vendors, improving its inventory control systems, maintaining effective quality control and procuring sufficient quantities of component parts. Failure to achieve any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Third-Party Vendors. The Company has been and will continue to be dependent on third-party vendors for a variety of components incorporated in its products and services, including such items as quality long-distance service and related telecommunications services, competitive end-user rates and wholesale discounts, accurate and reliable access numbers and PIN codes, prepaid phone cards, computer equipment, network services, component parts, manufacturing services, maintenance services, systems integration and certain software. While available from multiple sources, some of these items are obtained from a single supplier or a limited number of sources. Although the Company believes that there are currently available substitute sources for all of these items, the Company could be required to redesign or modify affected products to accommodate for substitutions. The Company's reliance on third-party suppliers generally, and a sole or a limited number of sources in particular, involves several risks, including financial condition of the suppliers and a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. There can be no assurance that the Company will be able to procure necessary components on a satisfactory and timely basis. Any failure or delay in obtaining necessary components or, if necessary, establishing alternative procurement arrangements, could cause delays in product commercialization and could require product redesign or modification. There can be no assurance that the Company could complete any necessary modifications in a timely manner or that modified or redesigned products would maintain current functionality or performance features or could be successfully commercialized. Any inability or delay in establishing necessary procurement arrangements or successfully modifying products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risk of System Failure. The Company operates and maintains internal computers and telecommunication equipment for, among other things, monitoring and supporting its products and services and operating its No Clone Zone roaming fraud prevention service. The Company's operations are dependent upon its ability to maintain such equipment and systems in effective working order and to protect them against damage from fire, natural disaster, power loss, communications failure, unauthorized entry or other events. Although the Company provides back up for substantially all of its systems, these measures do not eliminate the risk to the Company's operations from a system failure. In addition to its own systems, the Company relies on certain equipment, systems and services from third parties that are also subject to risks, including risks of system failure. There can be no assurance that the Company's property and business interruption insurance will be adequate to compensate the Company for any losses that may occur in the event of a system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2.           Properties

The Company leases approximately 10,000 square feet of general office space in Seattle, Washington for its corporate offices under a three-year non-cancelable operating lease that expires in September 2003. The lease contains renewal options and provides for the pass-through to the Company of increases in operating and other costs. The Company also has a lease for approximately 4,000 square feet of space in Seattle, Washington, for assembly, testing and general warehouse purposes expiring in December 2001, subject to certain early termination provisions. Additionally, the Company currently has four lease arrangements in connection with its prepaid phone card operations, which include a 15-month sublease for approximately 1,200 square feet of general office space in Lyndhurst, New Jersey expiring May 2001, a 16 month lease for approximately 1,200 square feet of general office space in Stoneham, Massachusetts expiring June 2001, a three-year lease for approximately 1,100 square feet of general office space in Hinsdale, Illinois expiring July 2003 and a three-year lease for approximately 1,700 square feet of general office space in Los Angeles, California expiring March 2003.

Item 3.           Legal Proceedings

In January 2001 the Company filed an arbitration claim against CMT Partners, a Delaware general partnership d/b/a AT&T Wireless Services for breach of contract and recovery of approximately $900,000 of damages, plus attorneys' fees and costs. The arbitration is scheduled to be completed during the second quarter of 2001. The Company believes it has a strong position in this matter, however, the outcome of such arbitration cannot be predicted.

From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. No such proceedings are currently pending.

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

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

The following table sets forth, for each quarter during fiscal 1998 and 1999 and for the period from January 1, 2000 through March 12, 2000, the reported high and low sales prices of the Company's Common Stock on The Nasdaq Stock Market (National Market System) (Symbol: "CTSC"). Prices and the number of shares of the Company's common stock described in this Item 5 have been adjusted to give effect to the one-for-ten stock combination (reverse stock split) described in this report, which was consummated as of January 5, 1999.

                                                    Sales Price
                                                    -----------
                                               High              Low
                                               ----              ---
                 1999
                 ----
                 First Quarter                  4.38              1.88
                 Second Quarter                12.00              1.69
                 Third Quarter                  6.25              3.25
                 Fourth Quarter                13.50              3.19

                 2000
                 ----
                 First Quarter                 18.56              7.56
                 Second Quarter                16.38              6.75
                 Third Quarter                 11.38              7.06
                 Fourth Quarter                 8.50              2.22

                 2001
                 ----
                 First Quarter through
                 March 12, 2001                 7.00              2.59

As of March 12, 2001, the number of holders of record of the Company's Common Stock was 202, and the number of beneficial shareholders was estimated to be in excess of 4,700.

There were no dividends paid or other distributions made by the Company with respect to its Common Stock during 2000 or 1999.

Item 6.           Selected Consolidated Financial Data(1)

                                                              Year Ended December 31,
Statement of Operations Data:                            (In 000's, except per share amounts)
                                             --------------------------------------------------------
                                                 2000      1999       1998        1997        1996
                                                 ----      ----       ----        ----        ----
Revenues                                      $ 25,973   $ 10,241   $ 11,955    $ 30,255    $ 20,902
Gross Research & Development Expenditures(2)     1,480      1,593      5,112       9,814       7,010
Net Income (Loss)                                2,552      2,599    (10,860)     (5,046)     (7,350)
Basic Earnings (Loss) Per Share(3)                1.12       1.14      (4.76)      (2.22)      (3.34)
Diluted Earnings (Loss) Per Share(3)              1.09       1.13      (4.76)      (2.22)      (3.34)
Weighted-Average Shares Outstanding:
  Basic                                          2,287      2,282      2,281       2,273       2,199
  Diluted                                        2,339      2,292      2,281       2,273       2,199
Cash Dividends Declared                           --         --         --          --          --

                                                                        December 31,
Balance Sheet Data:                                                      (In 000's)
                                             -------------------------------------------------------
                                                 2000      1999       1998        1997        1996
                                                 ----      ----       ----        ----        ----
Working Capital                               $  5,443   $  3,621   $    596    $  6,535    $ 11,409
Cash                                             4,529      4,787      1,567       3,448       4,854
Capitalized Software Development Costs, net       --          178        535       3,391       3,599
Total Assets                                     9,774     10,202      8,102      20,721      32,352
Long Term Investment                             1,758      1,000       --          --          --
Total Stockholders' Equity                       8,268      5,673      3,072      13,890      18,185

-----------------------

(1) Certain reclassifications have been made to the prior year financial statements to conform to current period's presentation.

(2) Gross research and development expenditures presented in this Statement of Operations Data are higher than research and development costs and expenses disclosed in the Statements of Operations for 1998 and earlier due to the inclusion herein of capitalized software development costs and contract design and development services costs which are disclosed elsewhere in the financial statements. The Company did not capitalize any software development costs in 1999 or 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Per common share amounts and weighted average shares outstanding have been retroactively adjusted to give effect to the two-for-one stock split in 1996 and the one-for-ten reverse stock split effective January 5, 1999. In years where the Company incurred a net loss, common equivalent shares were not used in calculating Diluted EPS, as the effect would be antidilutive.

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

Overview

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 12 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and 2000, the Company implemented a short and long-range strategic plan to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's growth plan for the future.

Products

The Blackbird Platform Products

The Company's Blackbird'r' Platform product line includes a suite of radio frequency ("RF") based platform solutions focusing on wireless fraud prevention. Presently, it involves various forms of "pre-call" verification to ensure that the use of an analog wireless telephone is legitimate before the device is allowed to connect to a carrier's analog wireless communications network. In this area, the Company is a leading provider of RF-based solutions for the prevention of "cloning fraud." This term is used to describe the illegal activity of using a scanning device to steal the electronic serial number and mobile identification number of a legitimate wireless telephone while in use, then reprogramming the stolen numbers into other phones. These reprogrammed phones, or "clone phones," are then used to make illegal calls on a wireless communications network, without payment for the wireless services rendered. The Company's suite of RF-based platform solutions include the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services (collectively, the "Blackbird Platform Products"). The Company's Blackbird Platform Products are currently deployed in approximately 1,600 cell sites in most major metropolitan areas throughout the United States. The Company's customers have reported up to a 98% reduction in cloning fraud activity in areas served by the Blackbird Platform Products since its initial installation, and continue to rely on its cloning prevention capabilities for their existing analog wireless communications networks.

Prepaid Wireline Long-Distance Phone Cards

To stimulate revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its new majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phone cards in denominations generally ranging from $5 to $20 per card. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will provide the key ingredients to fueling revenue growth and future product expansion of this product line for the Company. Isis has sales offices in Los Angeles, Boston and Chicago.

Geo-Location Wireless Applications Investment and Product Development

The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology by October 2001 to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. Industry analysts have estimated the market for commercial geo-location applications to be well over $8.0 billion. During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI, Inc. ("KSI"), a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI. The Company's total investment in TruePosition, Inc. common at December 31, 2000 was $1,758,000.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free value-added services. The application suite will include: NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing; NeuMerchant'TM', which allows for the tracking of merchant offers and creates metrics to analyze the impact of marketing efforts; NeuMap'TM', which creates directions based upon positioning data; NeuList'TM', which adds a location-sensitive component to wireless e-mail functions; and NeuJournal'TM', a journaling feature which allows for the documentation of location and content. The Company anticipates completing the initial product suite in 2001.

Revenue and Expense

Revenue

During 2000, the Company generated revenue through three sources: (i) Isis pre-paid phonecard product sales, (ii) Blackbird systems revenue, and (iii) Blackbird service revenue.

Prepaid phone-card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. The revenue is recognized at shipment of product, net of reserves for estimated returns. The Company maintains an allowance for sales returns for prepaid phone cards based on estimated returns in accordance with

SFAS 48. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

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

Costs and Expenses

Costs of phone cards, systems and services are primarily comprised of the costs of: (i) prepaid phone card costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) amortization of capitalized software development costs; (iv) systems integration and installation; (v) royalty fees related to the licensing of intellectual property rights from others; (vi) customer support; and (vii) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

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

Year ended December 31, 2000 compared to year ended December 31, 1999

Overview

Total revenues increased 154% to $26.0 million in 2000 from $10.2 million in 1999, and the Company generated net income of $2.6 million, or $1.12 per basic share in 2000, compared to $2.6 million, or $1.14 per basic share in 1999. The Company recognized an alternative minimum tax expense of $58,000 in 2000 compared to $31,000 in 1999.

As described below, the increased overall revenue was due to an increase in revenue from the Company's new ISIS Tele-Communications, Inc. subsidiary from prepaid long distance phone products, offset by a 22% decrease in combined sales and service revenue from the Company's Blackbird Platform Products. The Company attributes the lower revenue from its Blackbird Platform Products to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology due to the effectiveness of this and other authentication-based products in combating cloning fraud; (ii) lower market penetration than originally planned of Company's cloning fraud prevention technology; and (iii) the lack of significant additional new sales of the Company's cloning fraud prevention technology in 2000.

Revenue

Phonecard revenue totaled $18.0 million in 2000. Revenue was $19,000 from sales of prepaid phone cards in 1999. Blackbird systems and service revenue decreased 22% to $7.9 million in 2000 from $10.2 million in 1999 due to the factors discussed above.

Cost of Phonecards, Systems and Services

Costs of phonecards, systems and services increased to $20.5 million in 2000 from $3.7 million in 1999. As a percent of total revenue, the costs were 79% and 37% for the 2000 and 1999 periods, respectively. The increase in the amounts and percentages of costs for 2000 relative to 1999 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's other products. Included in costs of goods sold for the Company's Isis subsidiary were write-offs related to bankruptcies of three of its suppliers during 2000 totaling approximately $1.3 million. Partially offsetting these increases in costs were decreases in amortization of capitalized software development costs and expense reductions relating to reduced headcount and consolidation of warehousing facilities.

Operating Expenses

Sales and marketing expenses increased to $1.4 million in 2000 from $0.7 million in 1999. As a percent of total revenue, the costs were 5% and 7% for the 2000 and 1999 periods, respectively. The increase in sales and marketing expenses is attributable to costs incurred in selling and marketing prepaid phone cards in 2000 offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses remained comparable at $2.1 million in 2000 and 1999.

Research and development costs decreased to $1.5 million in 2000 from $1.6 million in 1999. The decrease in expenditures in 2000 was attributable to reduced staffing levels and related expenditures from the prior year period, partially offset by increased spending on product enhancements and new product research in the geo-location application technology area.

Other Income, net

Other income was $1.7 million in 2000, compared to $0.3 million in 1999. The 2000 period included a net legal settlement of $1.5 million received by the Company and the 1999 period included a net state sales tax refund of $0.5 million.

Interest Income, net

Interest income increased to $0.4 million in 2000 from $0.3 million in 1999, resulting from higher average cash balances on hand and higher average interest rates earned on invested cash in 2000 compared to 1999.

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

The improved net income performance is attributable to: (i) cost reductions that included, among other initiatives, streamlining the Company's operations, reducing its workforce and consolidating its facilities; (ii) increased service revenue originating from an increased installed base of systems; (iii) reduced non-cash charges related to inventory reserves, software amortization and fixed asset write-offs; and (iv) increased interest income due to higher average cash balances on hand during 1999.

Revenue

Service revenue increased 14% to $8.6 million in 1999 from $7.5 million in 1998. Approximately 96% and 92%, respectively, of the 1999 and 1998 total service revenue was derived from Blackbird Platform Products. The increase in service revenue is largely attributable to a larger installed base of Blackbird Platform Products in 1999 as compared to 1998 and additional recurring services performed in 1999 as compared to 1998. Service revenues from Hotwatch Platform Products, which were phased out of commercial use in 1999, were not material in the 1999 period. Systems revenue decreased 63% to $1.6 million in 1999 from $4.4 million in 1998 due to the factors discussed above.

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

General and administrative expenses decreased 19% to $2.1 million in 1999 from $2.6 million in 1998 and primarily reflect the full-year impact of a reduction in staffing levels and related expenses implemented in 1998.

Research and development costs decreased 65% to $1.6 million in 1999 from $4.5 million in 1998. The decrease in expenditures in 1999 was primarily attributable to the full-year impact of reduced staffing levels implemented in 1998, partially offset by spending on product enhancements and new product research.

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

Liquidity and Capital Resources

The Company's capital requirements have historically consisted primarily of funding hardware and software research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company has funded these requirements in recent years from operating profits and through issuance of common stock (including proceeds from the exercise of warrants and options). On December 31, 2000, the Company's cash balance was $4.5 million as compared to $4.8 million on December 31, 1999. The Company's working capital increased to $5.4 million at December 31, 2000 from $3.6 million at December 31, 1999. Excluding deferred revenue, working capital decreased to $5.8 million at December 31, 2000 from $6.7 million at December 31, 1999.

Cash Provided by Operating Activities

Cash provided by operating activities amounted to $1.0 million in 2000, compared to $4.2 million in 1999, and cash used in operating activities of $1.4 million in 1998. The major factor contributing to the Company's cash flow from operating activities in the 2000 period was the $2.6 million net income. The reduction from 1999 to 2000 primarily reflects the reduced level of deferred revenue at December 31, 2000.

Cash Used in Investing Activities

Cash used in investing activities totaled $1.3, $1.0 and $0.5 million in 2000, 1999 and 1998, respectively. In 2000 the Company invested $758,000 in common stock of KSI, Inc. The 2000 amount also included $0.7 million in equipment and leasehold improvement capital expenditures. In 1999 the Company invested $1.0 million in a convertible note receivable due from KSI, Inc., a provider of development-stage wireless geo-location technology. The note receivable and common stock were converted into common stock of TruePosition, Inc. during 2000. At December 31, 2000, the Company had no significant commitments for capital expenditures.

Cash Provided By Financing Activities

Cash provided by financing activities resulting from the exercise of stock options totaling $43,000, $2,000 and $0 during 2000, 1999 and 1998, respectively.

Operating Trends

The Company earned $2.6 million for the year ended December 31, 2000, compared to $2.6 million for the year ended December 31, 1999 and an operating loss of $10.9 for the year ended December 31, 1998. As of December 31, 2000, the Company had an accumulated deficit of $21.7 million, which primarily accumulated during the three years ended December 31, 1998. During 1996 and 1997, the Company deployed its initial cloning fraud prevention Blackbird Platform Products and incurred substantial operating expenses during such deployment. During 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues, and directing additional development efforts and resources towards new products to generate new sources of revenue. Through the end of 2000 the results of the Company's restructuring plan showed significant improvement in profitability and cash flow. There can be no assurance, however, that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. While the Company believes that its current cash reserves and projected cash flow from operations provide sufficient cash to fund its operations for at least the next twelve to eighteen months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The Company believes that all such risks are immaterial.

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

None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The name, age, position with the Company and other information with respect to each of its directors and executive officers is as set forth below.

                                                                                               Year First     Term of
Name                        Age                     Position with Company                        Elected      Office
---------------------       ---           -----------------------------------------             ---------     ------
Stephen Katz                57   Chairman of the Board of Directors and Chief Executive           1988          2003
                                 Officer
Lawrence Schoenberg(1),(2)  68   Director                                                         1996          2002
James Porter(1),(2)         65   Director                                                         1997          2001
Henry B. Ellis(1),(2)       51   Director                                                         2001          2001
Bruce R. York               45   Vice President, Chief Financial Officer and Secretary             --            --

Business Experience

     Stephen Katz, Chairman of the Board of Directors, was Acting Chief Executive Officer and Acting President from November 1992 until February 1994, at which time he became Chief Executive Officer. Mr. Katz was re-appointed as Acting President in September 1998. Mr. Katz has been Chairman of the Board and a director of the Company since its inception and a member of the Management Committee of the predecessor partnership during the entire period of its existence. From September 1984 until September 1995, Mr. Katz was Chairman of the Board, Chief Executive Officer and until September 1993, President of Nationwide Cellular Service, Inc., which was the Company's majority stockholder until May 1992 and its largest stockholder, owning 34% of its outstanding shares, until September 1995. At that time such shares were distributed to Nationwide's stockholders, immediately prior to Nationwide's merger with MCI Communications Corp. In May 1996, Mr. Katz was appointed Vice-Chairman of the Board and Chief Executive Officer of Global Payment Technologies, Inc. (formerly Coin Bill Validator, Inc.) whose business is currency validation. In September 1996, Mr. Katz was appointed Chairman of the Board and Chief Executive Officer of Global Payment Technologies, Inc.

     Lawrence Schoenberg joined the Company as a director in September 1996. Mr. Schoenberg also serves as Director of Government Technology Services, Inc., Merisel, Inc., and Sunguard Data Services, Inc. Former directorships include Systems Center, Inc. (which was sold to Sterling Software, Inc.), SoftSwitch, Inc. (which was sold to Lotus/IBM Corp.), Forecross Corporation, Image Business Systems, Inc., and Penn America Group, Inc. Mr. Schoenberg founded AGS Computers, Inc. in 1967 and served as Chief Executive Officer until 1991. The company was sold to NYNEX in 1988. The microcomputer segment subsequently became a part of Merisel, Inc.

-------------------

(1) Member of the Compensation and Stock Option Committee

(2) Member of the Audit Committee

         James Porter joined the Company as a director in July 1997. Mr. Porter also serves as a Director of Silicon Valley Bank and Chairman of FirstWave Technologies, both publicly traded companies. He further serves on the Board of Directors of CCI/Triad Systems Corporation, American Central Gas Technologies and Cardone Industries, on the Board of Regents of Pepperdine University, and the Board of Trustees of Abilene Christian University. From February 1997 to June 1999, Mr. Porter served as Chairman of CCI/Triad Systems Corporation.
From September 1985 to February 1997, he was President and Chief Executive Officer of Triad Systems Corporation.

         Henry B. Ellis has been a director of the Company since February 2001. Since 1992 Mr. Ellis has been President and Chief Executive Officer of Bassett California Company, a family-owned real estate holding company located in El Paso, Texas. From June 1992 to February 1994 Mr. Ellis served as Chairman of the Board and Chief Executive Officer of Grayson County State Bank, located in Sherman, Texas. Since 1992 Mr. Ellis has served as a member of the Board of Directors of Bluebonnet Savings Bank, a savings and loan institution located in Dallas Texas. Mr. Ellis is also a director of Global Payment Technologies, Inc.

         Bruce R. York joined the Company in April 1999 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. York was the Director of Finance of Cell Therapeutics, Inc., a biopharmaceutical company, from February 1998 to February 1999. From May 1987 to January 1998, Mr. York held various positions with Physio Control International Corporation, a manufacturer of external defibrillators, in Seattle and London, including Director of Business Planning, Director of Finance - Europe, Director of Finance and Corporate Controller, and Finance Manager. From September 1978 to April 1987, Mr. York held several positions with Price Waterhouse in Seattle and New York, including Senior Tax Manager. Mr. York is a C.P.A. and has an A.B. and an M.B.A. from Dartmouth College.

The Company's Board of Directors is divided into three classes. The Board is composed of two Class I directors, Mr. Porter and Mr. Ellis, one Class II director, Mr. Schoenberg, and one Class III director, Mr. Katz. The terms of the Class I, Class II and Class III directors expire on the dates of the 2001, 2002 and 2003 annual meetings, respectively. At each annual meeting, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Officers are elected annually at the discretion of the Board of Directors and serve at the discretion of the Board.

Item 11.          Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders under the caption "Executive Compensation and Related Information."

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders under the caption "Security Ownership."

Item 13.          Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

(a)   1.          Financial Statements:

The following financial statements of Cellular Technical Services Company, Inc. are included as required to be filed by Item 8.

Report of Ernst & Young LLP, Independent Auditors ..................................................   33
Consolidated Balance Sheets at December 31, 2000 and 1999 ..........................................   34
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 .........   35
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 .........   37
Notes to Financial Statements ......................................................................   38

      2.          Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts.....................................................   51


All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.


      3.          Exhibits:

   3.1         Restated Certificate of Incorporation of the Registrant, as amended (1)
   3.2         Amendment to Restated Certificate of Incorporation of the Registrant (7)
   3.3         By-Laws of the Registrant (1)
   3.4         Amendment I to By-Laws of the Registrant, dated October 28, 1993 (3)
   4.1         Specimen Certificate for Common Stock of Registrant (1)
   7.1         1991 Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
   7.2         Amendment to 1991 Qualified Stock Option Plan dated July 11, 1996 (+)(7)
   7.3         1991 Non-Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
   7.4         Amendment to 1991 Non-Qualified Stock Option Plan dated July 11, 1996 (+)(7)
   7.5         1993 Non-Employee Director Stock Option Plan (+)(3)
   7.6         Amendment to 1993 Non-Employee Director Stock Option Plan dated July 11, 1996 (+)(7)
   7.7         Amendment to 1993 Non-Employee Director Stock Option Plan dated April 22, 1999 (+)(8)
   7.8         1996 Stock Option Plan (+)(5)
   7.9         Amendment to 1996 Stock Option Plan dated December 14, 1998 (+)(7)
  10.1         Master Purchase and License Agreement between the Registrant and Ameritech Mobile Communications, Inc.
                 dated October 14, 1996 (b)(6)
  10.2         Patent Sublicense Agreement between Registrant and Motron Electronics dated May 24, 1995 (a)(4)
  10.3         Lease Agreement between Registrant and ASA Properties, Inc. dated July 11, 2000.(9)
  10.4         Services Agreement between Registrant and Verizon Wireless dated March 2, 2001.(9)
  21.1         Subsidiaries of the Registrant (9)
  23.1         Consent of Ernst & Young LLP, independent auditors (9)

------------------

(a) Confidential treatment granted pursuant to order of the Secretary of the Securities and Exchange Commission dated January 25, 1996 (File No. 0-19437).
(b) Confidential treatment granted pursuant to order of the Secretary of the Securities and Exchange Commission dated February 28, 1997 (File No. 0-19437).
(+)  Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
(1) Incorporated by reference to Registration Statement on Form S-1 declared effective on August 6, 1991 (File No. 33-41176).
(2) Incorporated by reference to Registration Statement on Form S-8 filed on March 7, 1994 (File No. 33-76128).
(3) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended December 31, 1993 (File No. 0-19437).
(4) Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June 30, 1995 (File No. 0-19437).
(5) Incorporated by reference to Registration Statement on Form S-8 filed on July 12, 1996 (File No. 333-08049).
(6) Incorporated by reference to Quarterly Report on Form 10-Q filed on November 14, 1996 for the quarter ended September 30, 1996 (File
       No. 0-19437).
(7) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 0-19437).
(8) Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended December 31, 1999 (File No. 0-19437).
(9)  Filed herewith.

(b)  Reports on Form 8-K

None.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.

We have audited the accompanying consolidated balance sheets of Cellular Technical Services Company, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

Seattle, Washington
March 12, 2001

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (In 000's, except share and per share amounts)

                                                                                                         December 31,
                                                                                                 ------------------------------
                                                                                                     2000            1999
                                                                                                 --------------  --------------
                                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                     $      4,529    $      4,787
   Accounts receivable, net of reserves of  $418 in 2000 and $5 in 1999                                   793           2,647
   Employee receivable                                                                                     60              --
   Inventories, net                                                                                     1,096             592
   Prepaid expenses, deposits and other current assets                                                    471             124
                                                                                                 --------------  --------------
     Total Current Assets                                                                               6,949           8,150

PROPERTY AND EQUIPMENT, net                                                                               963             874

GOODWILL                                                                                                  104              --

SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $9,704 in 2000
and $9,526 in 1999                                                                                         --             178

LONG TERM INVESTMENT                                                                                    1,758           1,000
                                                                                                 --------------  --------------

TOTAL ASSETS                                                                                     $      9,774    $     10,202
                                                                                                 ==============  ==============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                      $        545    $        917
   Payroll-related liabilities                                                                            561             525
   Taxes (other than payroll and income)                                                                    5              35
   Customers' deposits and deferred revenue                                                               395           3,052
                                                                                                 --------------  --------------
     Total Current Liabilities                                                                          1,506           4,529

MINORITY INTEREST                                                                                          --              --

STOCKHOLDERS' EQUITY

   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized,
     2,292 shares issued and outstanding in 2000 and 2,282 in 1999                                         23              23
   Additional paid-in capital                                                                          29,976          29,933
   Accumulated deficit                                                                                (21,731)        (24,283)
                                                                                                 --------------  --------------
      Total Stockholders' Equity                                                                        8,268           5,673
                                                                                                 --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $      9,774    $     10,202
                                                                                                 ==============  ==============


The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In 000's, except per share amounts)

                                               Year Ended December 31,
                                          ---------------------------------
                                              2000       1999       1998
                                          ----------  ---------  ----------
REVENUES
  Phonecards                               $ 18,033   $     19   $   --
  Services                                    7,232      8,580      7,540
  Systems                                       708      1,642      4,415
                                           --------   --------   --------
    Total Revenues                           25,973     10,241     11,955

COSTS AND EXPENSES
  Cost of phonecards, services and systems   20,532      3,745     14,402
  Sales and marketing                         1,373        685        857
  General and administrative                  2,063      2,137      2,625
  Research and development                    1,480      1,593      4,542
                                           --------   --------   --------
    Total Costs and Expenses                 25,448      8,160     22,426
                                           --------   --------   --------
INCOME (LOSS) FROM OPERATIONS                   525      2,081    (10,471)

OTHER INCOME (EXPENSE), net                   1,669        274       (482)

INTEREST INCOME, net                            416        275         93
                                           --------   --------   --------
INCOME (LOSS) BEFORE INCOME                   2,610      2,630    (10,860)

PROVISION FOR INCOME TAXES                       58         31       --
                                           --------   --------   --------
NET INCOME (LOSS)                          $  2,552   $  2,599   $(10,860)
                                           ========   ========   ========
EARNINGS (LOSS) PER SHARE:

  Basic                                    $   1.12   $   1.14   $  (4.76)
                                           ========   ========   ========

  Diluted                                  $   1.09   $   1.13   $  (4.76)
                                           ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic                                       2,287      2,282      2,281

  Diluted                                     2,339      2,292      2,281


The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (In 000's)

                                 Common Stock      Additional
                               ---------------      Paid-in     Accumulated
                               Shares    Amount     Capital       Deficit       Total
                               ------- ---------   ----------  ------------  ---------
Balance, January 1, 1998        2,279   $     23   $ 29,889   $  (16,022)   $  13,890

Common Stock exchanged for          2       --           42         --             42
assets
Net loss                         --         --         --        (10,860)     (10,860)
                              --------  --------   --------   ----------    ---------
Balance, December 31, 1998      2,281         23     29,931      (26,882)       3,072

Exercise of stock options           1       --            2         --              2
Net income                       --         --         --          2,599        2,599
                              --------  --------   --------   ----------    ---------
Balance, December 31, 1999      2,282         23     29,933      (24,283)       5,673

Exercise of stock options          10       --           43         --             43
Net income                       --         --         --          2,552        2,552
                              --------  --------   --------   ----------    ---------
Balance, December 31, 2000      2,292   $     23   $ 29,976   $  (21,731)   $   8,268
                              ========  ========   ========   ==========    =========


The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In 000's)

                                                                                          Year Ended December 31,
                                                                                --------------------------------------------
                                                                                     2000            1999           1998
                                                                                ---------------  -------------  -------------
OPERATING ACTIVITIES
   Net income (loss)                                                            $      2,552     $      2,599   $    (10,860)
   Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
       Depreciation and amortization of property and equipment                           516              848          1,454
       Amortization of software development costs                                        178              357          3,426
       (Gain) Loss on disposal of assets                                                 (36)             230            482
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                          1,854              213            330
         (Increase) in employee receivable                                               (60)              --             --
         (Increase) decrease in inventories, net                                        (504)             422          5,456
         (Increase) in goodwill                                                         (104)              --             --
         (Increase) decrease in prepaid expenses, deposits                              (347)              61            115
         (Decrease) in accounts payable and accrued liabilities                         (372)            (441)        (1,441)
         Increase (decrease) in payroll-related liabilities                               36               55           (322)
         (Decrease) in taxes (other than payroll and income)                             (30)             (93)          (421)
         (Decrease) increase in deferred revenue and customers' deposits              (2,657)             (22)           383
                                                                                ---------------  -------------  -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    1,026            4,229         (1,398)

INVESTING ACTIVITIES
   Purchase of property and equipment                                                   (684)             (25)          (179)
   Proceeds from sale of assets                                                          115               14            266
   Capitalization of software development costs                                           --               --           (570)
   Purchase of long-term investment                                                     (758)          (1,000)            --
                                                                                ---------------  -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES                                                 (1,327)          (1,011)          (483)

NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises.)                       43                2             --
                                                                                ---------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (258)           3,220         (1,881)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         4,787            1,567          3,448
                                                                                ---------------  -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $      4,529     $      4,787   $      1,567
                                                                                ===============  =============  =============

               Supplemental disclosure of cash flow information

Cash paid during the period for:

     Interest                                                                   $         --     $          8   $         24
                                                                                ===============  =============  =============
     Income taxes                                                               $         45     $         40   $         --
                                                                                ===============  =============  =============

            Supplemental schedule of non-cash investing activities

Conversion of note receivable to common stock investment                        $      1,000     $         --   $         --
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

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations and Organization

Cellular Technical Services Company, Inc. ("CTS") is primarily engaged in the design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry, and through CTS' majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"),in the domestic wireline phone card industry primarily as a distributor and a reseller. Isis commenced operations in December 1999. CTS acquired all of the outstanding shares of Communications Information Services, Inc. ("CISI") in August 2000. CISI had no revenue or expenses during 2000. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Values of Financial Instruments

At December 31, 2000, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, long-term stock investment, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, stock investment, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

Inventories

As of December 31, 2000 the Company determined that the remaining balance of telecommunications equipment of approximately $175,000 will be utilized only as repair parts in conjunction with its maintenance agreements servicing its installed customer base and will not be available for sale. The balance in inventory at December 31, 2000 was transferred to prepaid expenses and is being amortized over the expected remaining maintenance contract lives of 12 months.

Phone card inventories are stated at the lower of cost or market value, with cost determined on a first-in, first-out basis. The Company monitors inventory for obsolescence and considers factors such as turnover, technical obsolescence and pricing. Reserves for slow-moving and obsolete inventory are maintained where appropriate.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization commences at the time assets are placed into service and is computed using the straight-line method over the shorter of estimated useful lives of the assets of two to five years or terms of the associated leases. The Company capitalizes expenditures that significantly increase the life of the related assets, while maintenance and repairs are charged to operations. Gain or loss is reflected in results of operations upon the retirement or sale of assets.

Software Development Costs

Software development costs consist primarily of internally developed software. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when products are completed. Amortization begins when products are available for general release. Amortization of capitalized software development costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product, generally twenty-four months. At December 31, 2000, the Company's capitalized software costs were fully amortized.

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

Revenue Recognition

The Company generates revenues through three sources: (1) prepaid phone card sales, (2) systems revenues, consisting primarily of bundled hardware and software products, and (3) services revenues, consisting primarily of hardware and software maintenance and related support services.

Phone card revenues are recognized upon shipment, net of estimated returns. Costs of goods sold for phone cards include related shipping and handling costs.

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

Other Comprehensive Income

The Company has no items of comprehensive income or loss.

Stock-Based Compensation

The Company evaluates stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). As provided for by Statement 123, the Company has chosen to measure stock-based compensation cost under the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25 and has adopted only the disclosure provisions of Statement 123. As the Company issues options with exercise prices equal to market value on the date of grant, compensation expense is not recognized.

Recent Accounting Pronouncements

During June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133. SFAS 137 defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. The Company will adopt SFAS 138 concurrently with SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards that require every derivative instrument be in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value be recognized in earnings unless specific hedge accounting criteria are met. Because the Company has never used nor currently intends to use derivatives, management does not anticipate the adoption of this new standard will have a significant effect on the Company's financial position, results of operations or liquidity.

In December 1999, the SEC issued Staff Accounting Bulletin Number 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance related to revenue recognition based on interpretations and practices recommended by the SEC. SAB 101 was effective for the year ended December 31, 2000, and required companies to report any changes in revenue recognition as a cumulative change in accounting principle. The adoption of SAB 101 did not have a significant impact on the Company's financial position, results of operations or liquidity.

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

Limited customer base; Reliance on significant customers: The Company's potential customer base is relatively limited due to the significant concentration of ownership and/or operational control of wireless communication markets. The nature of the Company's business is such that a single customer and its affiliates will account for more than 10% of the Company's phone card, product and service revenues during a given fiscal year. Sales to customers aggregating 10% or more, either individually or combined as affiliates due to common ownership, were concentrated as follows: one customer whose purchases represented 24% of consolidated 2000 sales, four customers whose purchases represented 46%, 21%, 14% and 12% of consolidated 1999 sales, and three customers whose purchases represented 41%, 20% and 19% of 1998 sales. The aggregate sales to these customers represented 24% and 93% of the Company's consolidated phone card, systems and service revenues in 2000 and 1999, respectively, and 80% of the Company's total systems and service revenues in 1998. There can be no assurances that such customers will continue to maintain business relationships with the Company. Accordingly, the loss of one or more major customers could have a material adverse effect on the Company.

Limited vendor base; Reliance on small number of vendors: The Company purchases its phone cards from a limited number of long distance providers and is reliant on these providers to provide service for its customers. Three of its vendors filed for bankruptcy protection during 2000. Management has continually upgraded the quality of its phone card vendors, however, there can be no assurance that all of the vendors will continue to provide the level of service the Company requires.

Liquidity; Possible need for financing: Going forward into 2001, the Company has continued to reduce its fixed operating costs. The Company has contracts for its recurring Blackbird service revenue extending through 2001. Management believes that under its current business plans, its current cash balances and cash flows expected to be generated from operations are sufficient to fund its operations and capital requirements through the next twelve to eighteen months. However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position, liquidity or results of operations and may require the Company to reduce its expenditures further or curtail certain operations to enable it to continue its operations for that period.

Legal proceedings: From time to time, the Company could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current period's presentation.

NOTE B - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business. Prior to December 31, 2000 the inventory included parts used in the systems and service business. At December 31, 2000, the net remaining systems and service parts inventory of $175,000 has been reclassified to other current assets, as it is no longer held for resale. The value of the items is being amortized over the shorter of the estimated remaining service lives of the parts or the underlying maintenance contract terms. Included in phone card inventory at December 31, 2000 is $87,000 related to 2000 sales that have been accounted for on consignment basis and $259,000 related to sales returns reserves. Inventory consists of the following (in 000's):

                                                                          December 31,
                                                                  ------------------------------
                                                                      2000            1999
                                                                  --------------  --------------
         Inventory, primarily service parts                       $         --    $      1,589
         Phonecards                                                      1,123              --
         Less reserves                                                     (27)           (997)
                                                                  --------------  --------------

                                                                  $      1,096    $        592
                                                                  ==============  ==============

NOTE C - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in 000's):

                                                                           December 31,
                                                                  -------------------------------
                                                                      2000             1999
                                                                  --------------   --------------
         Computer equipment and software                          $      3,339     $      3,518
         Furniture, fixtures and office equipment                          466              588
         Leasehold improvements                                            248              181
                                                                  --------------   --------------
                                                                         4,053            4,287
         Less accumulated depreciation and amortization                 (3,090)          (3,413)
                                                                  --------------   --------------
                                                                  $        963     $        874
                                                                  ==============   ==============


NOTE D -LONG TERM INVESTMENT:

In November 1999, the Company invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. ("KSI"). The Company also received warrants to purchase KSI common stock in connection with this investment. All of the outstanding stock of KSI, Inc. was acquired by TruePosition, Inc., (a subsidiary of Liberty Media Corporation) in August 2000. Prior to the acquisition, the convertible note was exchanged for KSI common stock. The Company exercised warrants and purchased additional KSI common stock in 2000 aggregating a total of $758,000. The KSI common stock was exchanged for TruePosition, Inc. common stock on the date of the acquisition.

NOTE E - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases office space under non-cancelable operating leases with expiration dates in ranging from 2001 to 2003. The Company also leases equipment and telecommunication lines and services under non-cancelable operating leases expiring through 2001. In addition, the Company leases office space, equipment and telecommunication lines and services under various rental agreements with initial terms ranging from one to twelve months.

Amounts charged to operations under all lease and rental agreements totaled $0.4 million, $0.7 million and $0.9 million in 2000, 1999 and 1998, respectively. Future minimum annual lease payments at December 31, 2000, under those agreements with initial terms greater than one year are as follows (in 000's):

                        2001             $          0.3
                        2002                        0.3
                        2003                        0.2
                                         --------------------

                                         $          0.8
                                         ====================

Employment Agreements:

At December 31, 2000, the Company has one employment agreement with an employee of its Isis Tele-Communications, Inc. subsidiary that expires August 15, 2002. The agreement, which was a part of the acquisition of New England Telecom, Inc., provides for annual salary of $90,000 and contingent payouts of 50% of net profits of the former business, as defined in the agreement, with a maximum contingent total payout of $1.5 million. A total of $104,000 was accrued in contingent payouts during 2000. This amount has been capitalized as goodwill and will be amortized over four years.

ISIS Management Equity Agreement:

The Company incorporated its ISIS Tele-Communications, Inc. subsidiary in November 1999. In January 2000 three founder-employees of ISIS entered into a Management Equity Agreement with ISIS. This agreement provided that the founder-employees would purchase a total of 20% of the outstanding stock of ISIS, subject to restrictions as defined in the agreement. One-half of the initial shares were restricted and due to vest upon ISIS meeting certain defined financial objectives in either 2000 or 2001. At December 31, 2000 the objectives had not been met and vesting did not occur. The agreement also provided for stock appreciation rights (SARs) that allow for an additional 10% of ISIS' stock to be granted to the founder-employees based upon ISIS meeting financial objectives as defined in the agreement in either 2000 or 2001, and also allows for a cash payout option. At December 31, 2000, the SAR objectives had not been met and no accrual or expense had been recorded.

NOTE F - EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company has adopted an Employee Retirement Savings Plan covering substantially all employees who have been employed for at least one month and meet certain age and eligibility requirements. Each eligible employee may contribute up to 15% of his or her compensation per year, subject to a maximum limit imposed by federal tax law, into various funds. Under current plan provisions, matching contributions are made by the Company equaling two-thirds of the employee's contribution, subject to a maximum of 6% of compensation contribution by the employee. Company contributions charged to costs and expenses totaled $0, $63,000 and $133,000 during 2000, 1999 and 1998, respectively.

NOTE G - OTHER INCOME:

During 2000 the Company received a $1.5 million settlement, net of legal fees, as a result of litigation involving a supplier of its Isis Tele-Communications, Inc. subsidiary.

NOTE H - INCOME TAXES:

At December 31, 2000, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $48.8 million and research and development tax credits of approximately $1.2 million that begin to expire in 2007. The federal income tax net operating loss carryforwards exceed the retained deficit, primarily due to the differences between financial reporting and tax treatment of certain amounts on exercise of stock options. A portion of the net operating loss carryforward (approximately $28 million) is attributed to the stock option deduction, the tax effect of which will be credited to additional paid-in capital when realized. Certain net operating loss carryforwards of the Company are subject to limitations imposed by Section 382 of the Internal Revenue Code because there was an ownership change of greater than 50% in the Company during 1991.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):


                                                                                             December 31,
                                                                            -----------------------------------------------
                                                                               2000              1999             1998
                                                                            ------------     -------------    -------------

    Deferred tax assets:
       Net operating loss carryforwards                                     $    16,584      $    17,068      $    17,688
       Research and development credits                                           1,223            1,207            1,158
       AMT credits                                                                   65               27               --
       Reserves and allowances on financial statements in excess of tax
         returns                                                                     98            1,113              977
       Depreciation on tax returns lower than financial statements                   43               22                0
       Capitalized software development costs                                        81               28                0
                                                                            ------------     -------------    -------------

           Total deferred tax assets                                             18,094           19,465           19,823

    Deferred tax liabilities:
       Depreciation on tax returns lower than financial statements                   --               --               90
       Capitalized software development costs                                        --               --              125
                                                                            ------------     -------------    -------------

           Total deferred tax liabilities                                            --               --              215
                                                                            ------------     -------------    -------------

           Net deferred tax assets                                               18,094            19,465           19,608
           Valuation allowance
                                                                                (18,094)          (19,465)         (19,608)
                                                                            ============     =============    =============

    Net                                                                     $   --           $   --           $   --
                                                                            ============     =============    =============



The Company was placed in an Alternative Minimum Tax (AMT) position for 2000 and 1999. This has created an AMT credit of approximately $65,000 to be utilized in future tax periods against any regular federal tax liability.

The Company has provided a valuation allowance of 100% of the net deferred income tax asset related to the operating loss carryforward and temporary differences. The net changes in the valuation allowance for deferred tax assets were approximately ($1.3) million, ($0.1) million and $4.0 million and were primarily attributable to the net income in 2000 and 1999 and the net operating losses incurred by the Company during 1998, respectively.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows (in 000's):



                                                                     Year Ended December 31,
                                                            -----------------------------------
                                                              2000         1999         1998
                                                            --------     --------    ----------

Income tax provision (benefit) at statutory rate of 34%     $   874      $   894      $(3,692)

Utilization of net operating loss carryforwards                (874)        (894)           0

(Income) losses producing no current tax benefit                  0            0        3,692

Alternative minimum tax provision                                38           31            0
                                                            --------     --------    ----------

Provision for income taxes, current                         $    38      $    31      $     0
                                                            ========     ========    ==========


NOTE I - STOCKHOLDERS' EQUITY:

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

The Company's 1993 Non-Employee Director Stock Option Plan allows the Company to grant options to purchase up to 70,000 shares of Common Stock. Each non-employee director is to be granted options to purchase: (i) 2,000 shares of Common Stock upon initial appointment as a director of the Company; and (ii) an additional 1,200 shares, in recurring annual increments, at a price equal to the fair market value per share of Common Stock on the date of grant. Options under the Non-Employee Director Plan vest to the respective option holder after one year and have a term of ten years.

The Company's 1996 Stock Option Plan authorizes the grant of both incentive ("ISO") and non-qualified stock options up to a maximum of 335,000 shares of the Company's Common Stock to employees (including officers and directors who are employees) of and consultants to the Company. The exercise price, term and vesting provision of each option grant is fixed by the Compensation and Stock Option Committee with the provision that the exercise price of an ISO may not be less than the fair market value of the Company's Common Stock on the date of grant, and the term of an ISO may not exceed ten years.

The Company has chosen to measure stock-based compensation cost under the intrinsic-value method of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. In that regard, the fair value for options granted during 2000, 1999 and 1999 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:


                                                                2000                  1999            1998
                                                             ----------            ----------      ----------

Risk-free interest rate                                         5.5%                  6.4%            4.7%

Dividend yield                                                  0.0%                  0.0%            0.0%

Volatility factor                                               1.56                  1.36            0.79

Expected life of the options (years)                            5.0                   5.0             4.8

Fair value of options granted during the year                   $7.70                 $2.79           $10.57


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):


                                                                          2000             1999             1998
                                                                      --------------   -------------    -------------

       Net Income (loss) - as reported                                $     2,552      $     2,599      $   (10,860)

       Net Income (loss) - pro forma                                  $     2,210      $     2,353      $   (11,248)

       Basic earnings (loss) per share - as reported                  $      1.12      $      1.14      $     (4.76)

       Basic earnings (loss) per share - pro forma                    $      0.97      $      1.03      $     (4.93)

       Diluted earnings (loss) per share - as reported                $      1.09      $      1.13      $     (4.76)

       Diluted earnings (loss) per share - pro forma                  $      0.95      $      1.03      $     (4.93)


Information with respect to the Company's stock options is as follows (in 000's except per share amounts):


                                                          Shares Under                   Option                Weighted Ave.
                                                             Option                      Prices               Exercise Price
                                                     ==================== ==================================  ================

       Balance, January 1, 1998                                247              $  10.00      -   $  199.40           $ 77.96
       Granted                                                  91                  3.44      -       29.69             10.83
       Exercised                                                --                            -
       Canceled                                               (151)                 5.00      -      199.38             74.42
                                                     --------------------

       Balance, December 31, 1998                              187                  3.44      -      188.75             48.10
       Granted                                                  83                  1.91      -        7.88              3.13
       Exercised                                                (1)                 5.00      -        5.00              5.00
       Canceled                                                (60)                 2.06      -      178.75             35.14
                                                     --------------------

       Balance, December 31, 1999                              209                  1.91      -      188.75             34.07
       Granted                                                 187                  6.56      -       13.75              8.29
       Exercised                                               (10)                 2.63      -        5.00              4.28
       Canceled                                                (85)                 2.63      -      178.75             23.78
                                                     --------------------

       Balance, December 31, 2000                              301               $  1.91      -   $  188.75           $ 21.96
                                                     ====================

       Exercisable at December 31, 2000                        102
                                                     ====================
       Available for grant at December 31, 2000                157
                                                     ====================

       Common Stock reserved for future issuance               458
                                                     ====================


The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2000 (in 000's except per share amounts):



                                                   Options Outstanding                        Options Exercisable
                                     -------------------------------------------------------------------------------------
                                                       Weighted-
                                                       Average
                                                       Remaining            Weighted-                         Weighted-
                                       Number         Contractual            Average           Number         Average
Range of Exercise Prices             Outstanding         Life             Exercise Price     Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------------------------------

        $  1.91  -  $  6.56              57             8.47              $    3.44             21            $ 2.96
           8.00  -     8.00             142             9.47                   8.00             --                --
           8.09  -    29.69              33             6.59                  12.66             13             14.70
          60.00  -   188.75              69             3.62                  70.44             68             70.53
                                      -----                                                  -----
        $  1.91  -  $188.75             301             7.62              $   21.96            102            $49.57
                                      =====                                                  =====


Shares exercisable at December 31, 1999 and 1998 were 98 and 103, respectively.

NOTE J - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):


                                                                                         Year Ended December 31,
                                                                              ----------------------------------------------
                                                                                 2000             1999             1998
                                                                              ------------     -------------    ------------

  Net Income (loss) (A)                                                       $     2,552      $     2,599      $   (10,860)
                                                                              ============     ============     ============

   Weighted average number of shares outstanding (B)                                2,287            2,282            2,281

   Stock options                                                                       52               10              *12
                                                                              ------------     ------------     ------------

   Weighted average number of shares outstanding (C)                                2,339            2,292            2,281
                                                                              ============     ============     ============

   Earnings (loss) per share:

      Basic (A)/(B)                                                           $      1.12      $      1.14      $     (4.76)
                                                                              ============     ============     ============

      Diluted (A)/(C)                                                         $      1.09      $      1.13      $     (4.76)
                                                                              ============     ============     ============


     * Excluded from the computation of diluted earnings per share given the effects were anti-dilutive.

NOTE K- ACQUISITION OF NEW ENGLAND TELECOM, INC.

On August 10, 2000, the Company announced the acquisition of substantially all of the assets of New England Telecom, Inc. ("NET") through Isis Tele-Communications, Inc. ("Isis") the Company's majority-owned subsidiary. The agreement included the purchase of approximately $135,000 in inventory of prepaid phone cards, an employment agreement with the principal NET shareholder and a two-year earn-out period. The earn-out is calculated on a quarterly basis whereby the former shareholder can earn up to 50% of net profits of the former business, as defined in the agreement, with a maximum contingent total payout of $1.5 million. The transaction is being accounted for using the purchase method of accounting, and, accordingly, the results of NET's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price represented the value of the inventory assets purchased. Any future purchase price payments made contingent upon net profit during the earn-out period, as defined in the agreement, will be capitalized as goodwill and amortized over four years. The former shareholder through December 31, 2000 earned a total of $104,000 of the $1.5 million maximum amount. Should Isis terminate the employee without cause, as defined in the agreement, or should ISIS cease to sell pre-paid phonecards prior to the end of the two-year earn-out period, ISIS will be liable for any unpaid contingent compensation up to a total of $1.5 million. The agreement also provides for 20,000 stock options of its ISIS subsidiary to be granted to the employee over a three-year period, as defined in the agreement. At December 31, 2000, there were 1,620,000 shares of ISIS common stock outstanding, and 200,000 shares authorized for issuance in its stock option plan. There were no liabilities assumed in the transaction.

If the Company's results had been combined with the results of NET, revenue and net income would have been as follows:


In 000's
Year ended December 31, 1999                           Revenue           Net Income
----------------------------                           -------           ----------
CTS, as previously reported                            $10,241           $ 2,599
NET, unaudited                                          18,329                19
                                                       -------           -------
Pro-Forma Combined                                     $28,570           $ 2,618
Earnings per pro-forma share:
   Basic                                                                 $  1.15
   Diluted                                                               $  1.14

Year ended December 31, 2000
CTS, as reported                                       $25,973           $ 2,552
NET, unaudited                                          12,176               364
                                                       -------           -------
Pro-Forma Combined                                     $38,149           $ 2,916
Earnings per pro-forma share:
   Basic                                                                 $  1.28
   Diluted                                                               $  1.25


NOTE L - SETTLEMENT OF LITIGATION AND ACQUISITION OF COMMUNICATIONS INFORMATION SERVICES, INC.

On July 28, 2000, the Company announced the settlement of a patent infringement lawsuit originally brought in 1998 by Communications Information Services, Inc. ("CISI") against the Company and AirTouch Communications, Inc. ("AirTouch"). The settlement, in which no liability or fault was admitted by the Company or AirTouch, provided for the Company's acquisition of all of the capital stock of CISI, including certain patent license rights for a one-time cash payment of $500,000. There were no other assets or liabilities of CISI. The transaction was accounted for using the purchase method. The accounting for the purchase was finalized during the fourth quarter of 2000 with the payment of $500,000 being offset against a previously established accrual for the use of the technology. No pro-forma information is presented for 1999 or 2000, as CISI had no sales or net income during those periods.

NOTE M- SEGMENT INFORMATION

The Company has two reportable business segments the year ended December 31, 2000 which offer distinctive products and services marketed through different channels: (i) the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services; and (ii) the Company's prepaid long-distance phone card business, which is conducted through its majority-owned subsidiary, Isis Tele-

Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in the pretax segment income of $2,610,000 and net income of $2,552,000 for the year ended December 31, 2000 is attributable to income tax expense of $58,000. There were no inter-company sales of products between the segments. The Company's phone card business segment was not in operation in 1998, and had sales of $19,000 in 1999.


       Year ended December 31, 2000
       -----------------------------------------
       (In 000's)                                              Segments
                                                 --------------------------------------     Consolidated
                                                     Blackbird Platform     Phonecards            Totals
                                                 -----------------------    -----------     ------------
       Revenue from external customers                           $7,940        $18,033           $25,973
       Inter-segment revenue                                         --             --                --
       Depreciation and amortization expense                        681             13               694
       Pretax segment profit                                      2,876           (266)            2,610
       Income tax expense                                            58             --                58
       Expenditures for segment assets                              623             61               684

       Segment assets                                             7,707          2,067             9,774



NOTE N- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company's unaudited quarterly financial information for the years ended December 31, 2000 and 1999 (in thousands, except per share date):


       2000                                    March 31       June 30       September 30        December 31
                                               --------       -------       ------------        -----------

       Net sales                                 $4,917        $6,398             $8,041             $6,617
       Gross profit                               1,762         1,782                701              1,197
       Net income (loss)                            666         1,845                 65                (24)
       Earnings (loss) per share:
          Basic                                   $0.29         $0.81              $0.03            $ (0.01)
          Diluted                                 $0.28         $0.79              $0.03            $ (0.01)


       1999                                    March 31       June 30       September 30        December 31
                                               --------       -------       ------------        -----------
       Net sales                                 $2,764        $2,791             $2,576             $2,110
       Gross profit                               1,686         1,756              1,690              1,364
       Net income (loss)                            515           694                784                607
       Earnings (loss) per share:
          Basic                                   $0.23         $0.30              $0.34              $0.27
          Diluted                                 $0.23         $0.30              $0.34              $0.26
       ---------------------------------- -------------- ------------- ------------------ ------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Cellular Technical Services Company, Inc.


                    By: /s/ Stephen Katz
                       ______________________________________
                    Stephen Katz, Chairman of the Board
                    of Directors and Chief Executive Officer
                    March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen Katz                                                 /s/ Henry B. Ellis
_____________________________________________________            _____________________________________________________
Stephen Katz, Chairman of the Board of Directors and             Henry B. Ellis, Director
Chief Executive Officer                                          March 29, 2001
(Principal Executive Officer)
March 29, 2001


/s/ Bruce R. York                                                /s/ James Porter
_____________________________________________________            _____________________________________________________
Bruce R. York                                                    James Porter, Director
Vice President, Chief Financial Officer and Secretary            March 29, 2001
(Principal Financial and Accounting Officer)
March 29, 2001


/s/ Lawrence Schoenberg
_____________________________________________________
Lawrence Schoenberg, Director
March 29, 2001


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   (In 000's)



                                              (In 000's)

                                              Balance at                                           Balance at
                                              Beginning                                              End of
                                              of Period         Additions         Deductions         Period
                                             -----------      -------------     --------------   -------------

INVENTORY RESERVES


Year ended December 31, 1998                  $ 2,097           $ 4,590            $ 3,886          $ 2,801
                                             ===========      =============     ==============   =============

Year ended December 31, 1999                  $ 2,801           $   255            $ 2,059          $   997
                                             ===========      =============     ==============   =============

Year ended December 31, 2000                  $   997           $   426            $ 1,396          $    27
                                             ===========      =============     ==============   =============

SALES AND RECEIVABLE ALLOWANCES

Year ended December 31, 1998                  $   187           $   (44)           $    71          $    72
                                             ===========      =============     ==============   =============

Year ended December 31, 1999                  $    72           $     0            $    67          $     5
                                             ===========      =============     ==============   =============

Year ended December 31, 2000                  $     5           $   618            $   205          $   418
                                             ===========      =============     ==============   =============


                             STATEMENT OF DIFFERENCES
                             ------------------------
The trademark symbol shall be expressed as................................'TM'
The registered trademark symbol shall be expressed as.....................'r'
The service mark symbol shall be expressed as.............................'sm'