Form 10-Q
period 2001-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2001-05-15
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number  0-19437
March 31, 2001


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                11-2962080
----------------------------------      ------------------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

         2,291,789 Common Shares were outstanding as of May 14, 2001.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements............................................................................................3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........................7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................................12


PART II.  OTHER INFORMATION..............................................................................................13

Item 1.   Legal Proceedings..............................................................................................13

Item 6.   Exhibits and Reports on Form 8-K...............................................................................13

                   CELLULAR TECHNICAL SERVICES COMPANY, INC..
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in 000's, except share and per share amounts)
                                   (unaudited)

                                                                           March 31,      December 31,
                                                                             2001            2000
                                                                             ----            ----
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $  5,728        $  4,529
  Accounts receivable, net of reserves of $350 in 2001 and $418 in 2000         925             793
  Employee receivable                                                            48              60
  Inventories, net                                                            1,033           1,096
  Prepaid expenses and deposits                                                 454             471
                                                                           --------        --------
     Total Current Assets                                                     8,188           6,949

PROPERTY AND EQUIPMENT, net                                                     850             963

GOODWILL                                                                         97             104

LONG-TERM INVESTMENT                                                          1,758           1,758
                                                                           --------        --------
TOTAL ASSETS                                                               $ 10,893        $  9,774
                                                                           ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $    609        $    545
  Payroll related liabilities                                                   208             561
  Taxes (other than payroll and income)                                          16               5
  Customers' deposits and deferred revenue                                    1,842             395
                                                                           --------        --------
     Total Current Liabilities                                                2,675           1,506

MINORITY INTEREST                                                                --              --

STOCKHOLDERS' EQUITY
 Preferred Stock, $0.01 par value per share, 5,000 shares
   authorized, none issued and outstanding                                       --              --
 Common Stock, $0.001 par value per share, 30,000
   shares authorized, 2,292 shares issued and
   outstanding at March 31, 2001 and 2,292 shares at
   December 31, 2000                                                             23              23
 Additional paid-in capital                                                  29,976          29,976
 Accumulated Deficit                                                        (21,781)        (21,731)
                                                                           --------        --------
   Total Stockholders' Equity                                                 8,218           8,268
                                                                           --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 10,893        $  9,774
                                                                           ========        ========

---------
The accompanying notes are an integral part of these financial statements.

                     CELLULAR TECHNICAL SERVICES COMPANY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
  REVENUES
    Phone cards                                           $4,156        $2,747
    Services                                               1,405         1,895
    Systems                                                   --           275
                                                          ------        ------
  Total Revenues                                           5,561         4,917

  COSTS AND EXPENSES
    Cost of phone cards, services and systems              4,354         3,155
    Sales and marketing                                      406           313
    General and administrative                               442           558
    Research and development                                 491           355
                                                          ------        ------
  Total Costs and Expenses                                 5,693         4,381
                                                          ------        ------

  INCOME (LOSS) FROM OPERATIONS                             (132)          536

  OTHER INCOME, net                                           24            24

  INTEREST INCOME, net                                        60           132
                                                          ------        ------
  INCOME (LOSS) BEFORE INCOME
  TAXES AND MINORITY INTEREST                                (48)          692

  PROVISION FOR INCOME TAXES                                  (2)          (15)
                                                          ------        ------

  NET INCOME (LOSS) BEFORE MINORITY INTEREST                 (50)          677

  MINORITY INTEREST                                           --           (11)
                                                          ------        ------
  NET INCOME (LOSS)                                       $  (50)       $  666
                                                          ======        ======
  EARNINGS (LOSS) PER SHARE:

       Basic                                              $(0.02)       $ 0.29
                                                          ======        ======
       Diluted                                            $(0.02)       $ 0.28
                                                          ======        ======

  WEIGHTED AVERAGE SHARES OUTSTANDING:

       Basic                                               2,292         2,282

       Diluted                                             2,292         2,357


----------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                        2001         2000
                                                                                     ---------    ---------
OPERATING ACTIVITIES
   Net income (loss)                                                                   $  (50)        $ 666

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                            130           149
       Amortization of software development costs                                          --            89
       Amortization of goodwill                                                             7            --
       (Gain) on disposal of assets                                                       (25)           --
       Minority interest                                                                   --            11
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                                 (132)          479
         Decrease in employee receivable                                                   12            --
         Decrease (increase) in inventories, net                                           63          (230)
         Decrease (increase) in prepaid expenses and deposits                              17          (167)
         Increase in accounts payable and accrued liabilities                              64           201
         (Decrease) in payroll related liabilities                                       (353)         (239)
         Increase in taxes (other than payroll and income)                                 11            36
         Increase in deferred revenue and customers' deposits                           1,447         1,325
                                                                                       ------        ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,191         2,320

INVESTING ACTIVITIES
   Purchase of property and equipment                                                     (31)          (48)
   Proceeds from sale of assets                                                            39            --
                                                                                       ------        ------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         8           (48)

NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises)                         --             1
                                                                                       ------        ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,199         2,273

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        4,529         4,787
                                                                                       ------        ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $5,728        $7,060
                                                                                       ======        ======

---------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. ("CTS"), including the December 31, 2000 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

NOTE B - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business, and includes $98,000 and 87,000 related to sales that have been accounted for on a consignment basis at March 31, 2001 and December 31, 2000, respectively, and $188,000 and $259,000 related to sales returns reserves at March 31, 2001 and December 31, 2000, respectively. Inventory consists of the following (in 000's):


                                                  March 31,         December 31,
                                                    2001                2000
                                                 -----------       --------------
    Inventory, primarily phone cards                $1,073             $1,123
    Less reserves                                      (40)               (27)
                                                    ------             ------
                                                    $1,033             $1,096
                                                    ======             ======

NOTE C - CONTINGENCIES:

From time to time, the Company is a party to legal proceedings in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations.

NOTE D- EARNINGS PER SHARE:

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):



                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            2001                2000
                                                          --------            --------
Net income (A)                                             $  (50)             $  666
                                                           ======              ======
Weighted average number of shares outstanding (B):          2,292               2,282
Stock options                                                  15*                 75
                                                           ------              ------
Weighted average number of shares outstanding (C):          2,307               2,357
Earnings per share:
    Basic (A)/(B)                                          $(0.02)             $ 0.29
                                                           ======              ======
    Diluted (A)/(C)                                        $(0.02)             $ 0.28
                                                           ======              ======

*Excluded from the computation of diluted earnings per share since its inclusion would have an anti-dilutive effect.

NOTE E- SEGMENT INFORMATION:

The Company had two reportable business segments for the three-month period ended March 31, 2001 which offer distinctive products and services marketed through different channels: (i) the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services; and (ii) the Company's prepaid long-distance phone card business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in the pretax segment loss of $48,000 and net loss of $50,000 for the three months ended March 31, 2001 is attributable to income tax expense of $2,000. The difference between pretax segment income of $692,000 and net income of $666,000 for the three months ended March 31, 2000 is attributable to income tax expense of $15,000 and minority interest of $11,000. There were no inter-company sales of products between the segments.



       Three months ended March 31, 2001
       ---------------------------------
       (in 000's)                                                   Segments
                                                            ------------------------        Consolidated
                                                            Blackbird   Phone cards              Totals
                                                            ---------   -----------              ------
                                                             Platform
                                                             --------
       Revenue from external customers                         $1,405         $4,156            $ 5,561
       Inter-segment revenue                                       --             --                 --
       Pretax segment profit (loss)                               254           (302)               (48)
       Expenditures for segment assets                             19             12                 31

       Segment assets (at March 31, 2001)                       8,956          1,937             10,893





       Three months ended March 31, 2000
       ---------------------------------
       (in 000's)                                                   Segments
                                                            ------------------------        Consolidated
                                                            Blackbird   Phone cards              Totals
                                                            ---------   -----------              ------
                                                             Platform
                                                             --------
       Revenue from external customers                        $ 2,170         $2,747            $ 4,917
       Inter-segment revenue                                       --             --                 --
       Pretax segment profit                                      636             56                692
       Expenditures for segment assets                             24             24                 48

       Segment assets (at March 31, 2000)                      11,964            239             12,203





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


Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

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

Products

The Blackbird Platform Products

The Company's Blackbird'r' Platform product line includes a suite of radio frequency ("RF") based platform solutions focusing on wireless fraud prevention. Presently, it involves various forms of "pre-call" verification to ensure that the use of an analog wireless telephone is legitimate before the device is allowed to connect to a carrier's analog wireless communications network. In this area, the Company is a leading provider of RF-based solutions for the prevention of "cloning fraud." This term is used to describe the illegal activity of using a scanning device to steal the electronic serial number and mobile identification number of a legitimate wireless telephone while in use, then reprogramming the stolen numbers into other phones. These reprogrammed phones, or "clone phones," are then used to make illegal calls on a wireless communications network, without payment for the wireless services rendered. The Company's suite of RF-based platform solutions include the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services (collectively, the "Blackbird Platform Products"). The Company's Blackbird Platform Products are currently deployed in approximately 1,500 cell sites in many major metropolitan areas throughout the United States. The Company's customers have reported up to a 98% reduction in cloning fraud activity in areas served by the Blackbird Platform Products since its initial installation, and continue to rely on its cloning prevention capabilities for their existing analog wireless communications networks.

Prepaid Wireline Long-Distance Phone Cards

To stimulate revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its new majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phone cards in denominations generally ranging from $5 to $20 per card. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third-party distributors and telemarketing. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will provide the key ingredients to fueling revenue growth and future product expansion of this product line for the Company. Isis has offices in Los Angeles, Boston and Chicago.

Future Opportunities For Growth In Emerging Technologies

The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology by October 2001 to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. Industry analysts have estimated the market for commercial geo-location applications to be well over $8.0 billion. During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI Inc. ("KSI"), a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI in a stock-for-stock transaction. The Company's total investment in TruePosition, Inc. common stock at March 31, 2001 was $1,758,000.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free value-added services. The application suite will include:
NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing; NeuMerchant'TM', which allows for the tracking of merchant offers and creates metrics to analyze the impact of marketing efforts; NeuMap'TM', which creates directions based upon positioning data; NeuList'TM', which adds a location-sensitive component to wireless e-mail functions; and NeuJournal'TM', a journaling feature which allows for the documentation of location and content. The Company has completed design of the initial product suite and is currently in the final testing phases.

Revenue and Expense

Revenue

During the first three months of 2001, the Company generated revenue from two sources: Isis pre-paid phone card product sales and Blackbird service revenue.

Prepaid phone card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. The revenue is recognized at shipment of product, net of reserves for estimated returns. The Company maintains an allowance for sales returns for prepaid phone cards based on estimated returns in accordance with Statement of Financial Accounting Standard ("SFAS") 48. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

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

Systems revenue is generated from licensing and sales of the Company's proprietary software and hardware products, the sale of third-party products sold in connection with the Company's proprietary products and, to a lesser extent, fees earned in connection with the installation and deployment of these products. There was no systems revenue in the first quarter of 2001. Revenue is recognized when all of the following conditions are met:

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

Costs and Expenses

Costs of phone cards, services and systems are primarily comprised of the costs of: (i) prepaid phone card activation costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) amortization of capitalized software development costs; (iv) systems integration and installation; (v) royalty fees related to the licensing of intellectual property rights from others; (vi) customer support; and (vii) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

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

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Overview

Total revenue increased 13% to $5,561,000 in 2001 from $4,917,000 in 2000. Net loss was ($50,000), or ($0.02) per diluted share, in 2001 compared to net income of $666,000, or $0.28 per diluted share, in 2000. The Company recorded alternative minimum tax expense of $2,000 and $15,000 during the 2001 and 2000 periods, respectively.

The increased revenue was primarily derived from the Company's prepaid phone card business, which commenced operations in December 1999, and which provided $4.2 million in revenue in the first quarter of 2001, compared to $2.7 million in revenue in the comparable 2000 period. This increase was offset by decreased systems and service revenue primarily from the Company's Blackbird Platform products due to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the lack of any systems upgrades in the current period compared to the prior year period.

The $0.7 million decrease in net income is due to several factors. The Blackbird business is a relatively smaller business segment in Q1 2001 compared to Q1 2000, as revenue decreased by $0.8 million. Blackbird costs and expenses decreased by $0.5 million, resulting in a net profit reduction of $0.3 million. The Isis phone card business had a segment loss of $0.3 million in the current quarter, compared to breakeven in the comparable prior year quarter. This profit reduction was due to $0.1 million in reduced gross margins as the business has become more competitive, and to increased operating expenses of $0.2 million as ISIS' three sales offices were fully-staffed during the current quarter, while in the comparable 2000 period the business was still in the start-up phase. Interest income was lower by $0.1 million in the 2001 quarter compared to the 2000 period.

Revenue

Prepaid phone card revenue was $4,156,000 in 2001, compared to $2,747,000 in 2000. The Company began selling phone cards in late 1999 and the growth in revenue is due to greater market penetration in 2001 compared to 2000.

Service revenue decreased 26% to $1,405,000 in 2001 from $1,895,000 in 2000. All of the 2001 and 2000 service revenue was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above. The Company anticipates that service revenue will continue to decrease in future periods due to the anticipated reduction in the installed base of Blackbird Platform Products by wireless carriers as the product line rapidly approaches the later stages of its service life.

Systems revenue was $0 in 2001, a decrease from $275,000 in 2000 due to the factors discussed above. The Company does not currently anticipate any future Blackbird systems revenue.

Costs and Expenses

Costs of phone cards, services and systems increased by $1,199,000 to $4,354,000 in first quarter of 2001, from $3,155,000 in the same period of 2000. As a percent of total revenue, the costs were 78% and 64% for the 2001 and 2000 periods, respectively. The increase in the amounts and percentages of costs for 2001 relative to 2000 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's Blackbird service product offerings.

Sales and marketing expenses increased 30% to $406,000 in 2001 from $313,000 in 2000. As a percent of total revenue, the costs were 7% and 6% for the 2001 and 2000 periods, respectively. The increase in sales and marketing expenses is attributable to costs in selling and marketing prepaid phone cards and additional spending during the first quarter of 2001 for the introduction of the Company's Neumobility product line, offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses decreased 21% to $442,000 in 2001 from $558,000 in 2000, primarily due to headcount reductions in comparison to the prior year period.

Research and development costs increased 38% to $491,000 in 2001 from $355,000 in 2000. The increase in expenditures in 2001 was attributable to increased spending on new product development in the geo-location application technology area.

Other Income, net

Net other income remained constant at $24,000 in the first quarter of 2001 and 2000. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense

Net interest income decreased to $60,000 in 2001 from $132,000 in 2000. This decrease is attributable to lower average cash balances on hand during the 2001 period, lower prevailing interest rates earned on invested cash, and interest earned during the 2000 period on the Company's note receivable with KSI Inc., which was not outstanding during the comparable 2001 period.

Liquidity and Capital Resources

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 2001, the Company's cash balance was $5.7 million as compared to $4.5 million on December 31, 2000. The Company's working capital increased to $5.5 million at March 31, 2001 from $5.4 million at December 31, 2000.

Net cash provided by operating activities amounted to $1.2 million in Q1 2001, compared to $2.3 million in the comparable 2000 period. The largest factor in the decreased level of cash provided by operations in 2001 compared to 2000 was the $0.7 million in reduced net income in the 2001 period. Additionally, accounts receivable increased by $0.1 million in the 2001 period, compared to a decrease of $0.5 million in the 2000 period, and reduced non-cash charges in the 2001 period accounted for a $0.1 million reduction in operating cash flow compared to the prior year period.

Net cash provided by investing activities totaled $8,000 in 2001, compared to cash used in investing activities of $48,000 in 2000. At March 31, 2001, the Company had no significant commitments for capital expenditures.

Net cash provided by financing activities was zero in 2001 compared to $1,000 in 2000. The 2000 amount was composed of cash received from stock option exercises.

Operating Trends

The Company had an operating loss of $50,000 in the first quarter of 2001, compared to earnings of $2.6 million for each of the full years ended December 31, 2000 and 1999. As of March 31, 2001, the Company had an accumulated deficit of $21.8 million, which primarily accumulated during the three years ended December 31, 1998. During 1996 and 1997, the Company deployed its initial cloning fraud prevention Blackbird Platform Products and incurred substantial operating expenses during such deployment. In 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues, and directing additional development efforts and resources towards new products to generate new sources of revenue. Through the end of 2000 the results of the Company's restructuring plan showed significant improvement in profitability and cash flow.

In the first quarter of 2001, revenue from prepaid phone cards represented 75% of total revenue, and revenue from Blackbird Platform Products represented 25% of the Company's total revenue. While the Company anticipates continued profitability from Blackbird Platform Products in 2001, revenue from Blackbird Platform Products will continue to decline over time. As the industry moves from analog to digital wireless equipment, the need for the Company's Blackbird Platform Products has decreased and will continue to decrease. As anticipated in the Company's strategic plan, the Company currently forecasts that revenue from Blackbird Platform Products will not continue into 2002.

Despite the Company's profitability, positive cash flow, and product diversification in 1999 and 2000, there can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. While the Company believes that its current cash reserves and projected cash flow from operations will provide sufficient cash to fund its operations for at least the next twelve to eighteen months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 6. Exhibits and Reports on Form 8-K

    a)  Exhibits

        None.

    b)  Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.


                  By:    /s/Bruce R. York
                         ----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         May 14, 2001

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The registered trademark symbol shall be expressed as......................'r'
The service mark symbol shall be expressed as..............................'sm'