Form 10-Q
period 2001-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2001-08-03
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number  0-19437
June 30, 2001

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                     11-2962080
--------------------------------------      ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

            2815 Second Avenue, Suite 100, Seattle, Washington 98121:
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                             ---   ---
         2,291,789 Common Shares were outstanding as of August 3, 2001.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS........................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................15


PART II.  OTHER INFORMATION..........................................................................16

ITEM 1.   LEGAL PROCEEDINGS..........................................................................16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................................16

                   CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in 000's, except share and per share amounts)

                                                                               June 30,       December 31,
                                                                                 2001             2000
                                                                               --------       ------------
                         ASSETS                                               (unaudited)       (NOTE A)


CURRENT ASSETS
  Cash and cash equivalents                                                   $ 7,822            $  4,529
  Accounts receivable, net of reserves of $275 in 2001 and $418 in 2000           796                 793
  Employee receivable                                                              42                  60
  Inventories, net                                                                761               1,096
  Prepaid expenses and deposits                                                   303                 471
                                                                            ---------            --------
    Total Current Assets                                                        9,724               6,949

PROPERTY AND EQUIPMENT, net                                                       730                 963

GOODWILL                                                                           91                 104

LONG-TERM INVESTMENT                                                            1,754               1,758
                                                                             --------            --------
TOTAL ASSETS                                                                 $ 12,299            $  9,774
                                                                             ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $     829            $    545
  Payroll related liabilities                                                     214                 561
  Taxes (other than payroll and income)                                             8                   5
  Customers' deposits and deferred revenue                                      2,526                 395
                                                                             --------            --------
    Total Current Liabilities                                                   3,577               1,506

MINORITY INTEREST                                                                  --                 --

STOCKHOLDERS' EQUITY

  Preferred Stock, $0.01 par value per share, 5,000 shares
   authorized, none issued and outstanding                                         --                  --
   Common Stock, $0.001 par value per share, 30,000 shares
   authorized, 2,292 shares issued and outstanding at
   June 30, 2001 and December 31, 2000                                             23                  23
  Additional paid-in capital                                                   29,976              29,976
  Accumulated Deficit                                                         (21,277)            (21,731)
                                                                             --------            --------
    Total Stockholders' Equity                                                  8,722               8,268
                                                                             --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 12,299           $   9,774
                                                                             ========           =========



   The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)


                                                             Three Months Ended        Six Months Ended
                                                                   June 30,                June 30,
                                                            --------------------       ----------------
                                                              2001         2000        2001        2000
                                                              ----         ----        ----        ----
 REVENUES
   Phonecards                                               $  4,187    $  4,172    $  8,343    $  6,919
   Services and Systems                                        1,381       2,226       2,786       4,396
                                                            --------    --------    --------    --------

 Total Revenues                                                5,568       6,398      11,129      11,315

 COSTS AND EXPENSES
   Cost of phonecards, services and systems                    4,740       4,616       9,094       7,772
   Sales and marketing                                           365         367         771         635
   General and administrative                                    515         603         957       1,197
   Research and development                                      486         294         977         649
                                                            --------    --------    --------    --------
 Total Costs and Expenses                                      6,106       5,880      11,799      10,253
                                                            --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                                   (538)        518        (670)      1,062
OTHER INCOME, net                                                921       1,534         945       1,549

INTEREST INCOME, net                                             121          94         181         227
                                                            --------    --------    --------    --------
INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                                                504       2,146         456       2,838

PROVISION FOR INCOME TAXES                                      --           (42)         (2)        (57)
                                                            --------    --------    --------    --------

NET INCOME BEFORE MINORITY INTEREST                              504       2,104         454       2,781

MINORITY INTEREST                                               --          (259)       --          (270)
                                                            --------    --------    --------    --------
NET INCOME                                                  $    504    $  1,845    $    454    $  2,511
                                                            ========    ========    ========    ========
EARNINGS PER SHARE:

      Basic                                                 $   0.22    $   0.81    $   0.20    $   1.10
                                                            ========    ========    ========    ========

      Diluted                                               $   0.22    $   0.79    $   0.20    $   1.07
                                                            ========    ========    ========    ========

 WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                     2,292       2,287       2,292       2,284

     Diluted                                                   2,297       2,335       2,302       2,345



   The accompanying notes are an integral part of these financial statements

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                 -------------------
                                                                                                   2001       2000
                                                                                                   ----       -----
OPERATING ACTIVITIES
  Net income                                                                                       $   454    $ 2,511
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of property and equipment                                            264        274
    Amortization of software development costs                                                        --          178
    Amortization of goodwill                                                                            13       --
    (Gain) loss on disposal of assets                                                                  (25)         1
    Minority interest                                                                                 --          270
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable, net                                                   (3)       864
      Decrease in employee receivable                                                                   18       --
      Decrease (increase) in inventories, net                                                          335       (399)
      Decrease (increase) in prepaid expenses and deposits                                             168       (230)
      (Increase) in interest receivable                                                               --          (56)
      Increase in accounts payable and accrued liabilities                                             284       --
      (Decrease) in payroll related liabilities                                                       (347)       (51)
      Increase (decrease) in taxes (other than payroll and income)                                       3        (10)
      Increase (decrease) in deferred revenue and customers' deposits                                2,131       (196)
                                                                                                    ------     ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            3,295      3,156

INVESTING ACTIVITIES
  Purchase of property and equipment                                                                   (45)      (185)
  Proceeds from sale of assets                                                                          39          1
  Long term investment                                                                                   4       --
                                                                                                    ------     ------

NET CASH USED IN INVESTING ACTIVITIES                                                                   (2)      (184)

NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises)                                    --           27
                                                                                                    ------     ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            3,293      2,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     4,529      4,787
                                                                                                    ------     ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 7,822    $ 7,786
                                                                                                   =======    =======


   The accompanying notes are an integral part of these financial statements

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. ("CTS"), including the December 31, 2000 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

New Accounting Pronouncements: In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations "Statement 141", and No. 142, Goodwill and Other Intangible Assets "Statement 142." Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt Statement 142 on January 1, 2002. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently analyzing the impact of these standards.


NOTE B - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business, and includes $72,000 and $87,000 related to sales that have been accounted for on a consignment basis at June 30, 2001 and December 31, 2000, respectively, and $188,000 and $259,000 related to sales returns reserves at June 30, 2001 and December 31, 2000, respectively. Inventory consists of the following (in 000's):

                                                                   June 30,          December 31,
                                                                     2001                2000
                                                                   --------          -----------
        Inventory, primarily phone cards                            $1,151             $1,123
        Less reserves                                                 (390)               (27)
                                                                    ------             ------
                                                                    $  761             $1,096
                                                                    ======             ======

NOTE C - CONTINGENCIES:

From time to time, the Company is a party to legal proceedings in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations.

NOTE D- EARNINGS PER SHARE:

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):

                                                      Three Months Ended    Six Months Ended
                                                           June 30,             June 30,
                                                      ------------------    ----------------
                                                         2001    2000       2001     2000
                                                         ----    ----       ----     ----
Net income (A)                                         $  504   $1,845     $  454   $2,511
                                                       ======   ======     ======   ======
Weighted average number of shares outstanding (B):      2,292    2,287      2,292    2,284
Stock options                                               5       48         10       61
                                                       ------   ------     ------   ------
Weighted average number of shares and common share      2,297    2,335      2,302    2,345
Earnings per share:
    Basic (A)/(B)                                      $ 0.22   $ 0.81     $ 0.20   $ 1.10
                                                       ======   ======     ======   ======

    Diluted (A)/(C)                                    $ 0.22   $ 0.79     $ 0.20   $ 1.07
                                                       ======   ======     ======   ======

NOTE E- OTHER INCOME:

The Company recorded other income of $921,0000 for the three months ended June 30, 2001 and $945,000 for the six months ended June 30, 2001. The amounts primarily resulted from the settlement of an arbitration action the Company had taken against a former customer. The Company recorded other income of $1,534,000 for the three months ended June 30, 2000 and $1,549,000 for the six months ended June 30, 2000. The amounts primarily resulted from a settlement of a legal action the Company had taken against a former vendor.


NOTE F- SEGMENT INFORMATION:

The Company had two reportable business segments for the three-month and six-month periods ended June 30, 2001 and 2000 which offer distinctive products and services marketed through different channels: (i) the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services; and (ii) the Company's prepaid long-distance phone card business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in the pretax segment profit of $2,146,000 and consolidated net income of $1,845,000 for the three months ended June 30, 2000 includes income tax expense of $42,000 and minority interest of $259,000. The difference in the pretax segment income of $456,000 and consolidated net income of $454,000 for the six months ended June 30, 2001 is attributable to income tax expense of $2,000. The difference in the pretax segment profit of $2,838,000 and consolidated net income of $2,511,000 for the six months ended June 30, 2000 includes income tax expense of $57,000 and minority interest of $270,000.
There were no inter-company sales of products between the segments.

        Three months ended June 30, 2001
        --------------------------------
        (in 000's)                                             Segments
                                                 --------------------------------   Consolidated
                                                 Blackbird Platform    Phonecards         Totals
                                                 ------------------    ----------         ------
        Revenue from external customers                      $1,381        $4,187         $5,568
        Pretax segment profit (loss)                          1,141          (637)           504
        Expenditures for segment assets                          14            --             14

        Three months ended June 30, 2000
        ---------------------------------
        (in 000's)                                             Segments
                                                 --------------------------------   Consolidated
                                                 Blackbird Platform    Phonecards         Totals
                                                 ------------------    ----------         ------
        Revenue from external customers                      $2,226        $4,172         $6,398
        Pretax segment profit (loss)                            828         1,318          2,146
        Expenditures for segment assets                          15            31             46


        Six months ended June 30, 2001
        ------------------------------
        (in 000's)                                             Segments
                                                 --------------------------------   Consolidated
                                                 Blackbird Platform    Phonecards         Totals
                                                 ------------------    ----------         ------
        Revenue from external customers                      $2,786        $8,343        $11,129
        Pretax segment profit (loss)                          1,395          (939)           456
        Expenditures for segment assets                          33            12             45

        Segment assets at June 30, 2001                      10,513         1,786         12,299

        Six months ended June 30, 2000
        ------------------------------
        (in 000's)                                             Segments
                                                 --------------------------------   Consolidated
                                                 Blackbird Platform    Phonecards         Totals
                                                 ------------------    ----------         ------
        Revenue from external customers                      $4,396        $6,919        $11,315
        Pretax segment profit                                 1,466         1,372          2,838
        Expenditures for segment assets                          39            55             94

        Segment assets at June 30, 2000                      10,971         1,782         12,753


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

Overview

The Company develops, markets, distributes and supports products and services for the telecommunications industry. Over the past 12 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and 2000, the Company implemented a short and long-range strategic plan to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's growth plan for the future.

Products

The Blackbird Platform Products
-------------------------------
The Company's Blackbird'r' Platform product line includes a suite of radio frequency ("RF") based platform solutions focusing on wireless fraud prevention. Presently, it involves various forms of "pre-call" verification to ensure that the use of an analog wireless telephone is legitimate before the device is allowed to connect to a carrier's analog wireless communications network. In this area, the Company is a leading provider of RF-based solutions for the prevention of "cloning fraud." This term is used to describe the illegal activity of using a scanning device to steal the electronic serial number and mobile identification number of a legitimate wireless telephone while in use, then reprogramming the stolen numbers into other phones. These reprogrammed phones, or "clone phones," are then used to make illegal calls on a wireless communications network, without payment for the wireless services rendered. The Company's suite of RF-based platform solutions include the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services (collectively, the "Blackbird Platform Products"). The Company's Blackbird Platform Products are currently deployed in approximately 1,500 cell sites in many major metropolitan areas throughout the United States. The Company's customers have reported up to a 98% reduction in cloning fraud activity in areas served by the Blackbird Platform Products since its initial installation, and continue to rely on its cloning prevention capabilities for their existing analog wireless communications networks.

Prepaid Long-Distance Phone Products
------------------------------------
To stimulate revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phone cards in denominations generally ranging from $5 to $20 per card. Isis also resells prepaid cellular hardware and airtime. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes products through regional and national multi-level distribution channels, using direct sales, third-party distributors and telemarketing. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will provide the key ingredients for revenue growth and future product expansion of this product line for the Company. Isis has offices in Los Angeles, Boston and Chicago.

Future Opportunities For Growth In Emerging Technologies
--------------------------------------------------------
The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology ("E-911") by October 2001 to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. Industry analysts have estimated the market for commercial geo-location applications to be well over $8.0 billion. During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI Inc. ("KSI"), a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI in a stock-for-stock transaction. The cost of the Company's investment in TruePosition, Inc. common stock at June 30, 2001 was $1,754,000.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free value-added services. The application suite will include: NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing with location-based coupons; NeuMerchant'TM', which provides an interactive location-based presence for merchants; NeuMap'TM', which provides mapping, navigation, search engine functions and service provisioning; NeuList'TM', which provides personalized "buddy lists" and" buddy finders;" and NeuJournal'TM', a private, collaborative and public location-based message board. The Company has completed design of the platform and initial product suite and is currently in the final testing phases. The Company currently anticipates wireless carriers will implement E-911 technology beginning in late 2001, but that full implementation will take a number of years to complete.

Revenue and Expense

Revenue
-------
During the first six months of 2001, the Company generated revenue from two sources: Isis pre-paid phone card product sales and Blackbird service revenue.

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

Systems revenue is generated from licensing and sales of the Company's proprietary software and hardware products, the sale of third-party products sold in connection with the Company's proprietary products and, to a lesser extent, fees earned in connection with the installation and deployment of these products. The Company did not record any systems revenue in the first six months of 2001. Revenue would be recognized when all of the following conditions have been met: persuasive evidence of an arrangement exists; delivery has occurred, including satisfaction of all contractual obligations, and other elements that are essential to the functionality of the delivered products have been satisfied; the amount is fixed or determinable; and collectability is probable. Revenue is deferred if the above conditions are not met, based on vendor specific objective evidence ("VSOE") of the fair value for all elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services.

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

Costs and Expenses
------------------
Cost of phone cards, services and systems is primarily comprised of the costs of: (i) prepaid phone card activation; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) systems integration and installation; (iv) customer support; and (v) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation and fixing and refining features for the software and hardware components included in the Company's current and future products and services.

The Company expects that its costs and expenses in these and other areas will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development to enhance existing products and services and to develop new products and services to address emerging market opportunities, such as those in the geo-location and prepaid phone card markets;
(ii) enhance its sales and marketing activities; (iii) enhance its customer support capabilities; and (iv) enhance its general and administrative activities.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Overview
--------
Total revenue decreased 13% to $5,568,000 in 2001 from $6,398,000 in 2000. Net income was $504,000, or $0.22 per diluted share, in 2001 compared to net income of $1,845,000, or $0.79 per diluted share, in 2000. The consolidated revenue decrease was a result of decreased systems and service revenue from the Company's Blackbird Platform products due to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the lack of any systems upgrades in the current period compared to the prior year period. The Company's prepaid phone card business, which commenced operations in December 1999, provided $4.2 million in revenue in the second quarters of both 2001 and 2000.

The $1.3 million decrease in net income from Q2 2000 to Q2 2001 is due to several factors:

          Gross margin decreased $1.0 million from Q2 2000 to Q2 2001. Blackbird gross margins decreased $0.4 million as revenue decreased by $0.8 million ISIS gross margins decreased $0.6 million on flat revenue due to reduced product margins and $0.4 million of inventory reserve accruals.

          Operating expenses increased $0.1 million due to increased R&D spending, partially offset by G&A reductions.

          Other income decreased $0.6 million as the Company recognized a one-time net arbitration settlement (excluding interest) of approximately $0.9 million during the 2001 period related to the Blackbird segment, and a one-time net litigation settlement of approximately $1.5 million during the 2000 period related to the ISIS segment.

          The 2000 period also included a $0.3 million reduction in net income due to the inclusion of a minority interest accrual.

          Reduced income taxes and increased interest income combined to add $0.1 million in income to the 2001 period compared to the 2000 period.

Revenue
-------
Prepaid phone card revenue was $4,187,000 in 2001, comparable to $4,172,000 in 2000.

Service and systems revenue decreased 38% to $1,381,000 in 2001 from $2,226,000 in 2000. All of the 2001 and 2000 service revenue was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above. The Company anticipates that service revenue will continue to decrease in future periods due to the anticipated reduction in the installed base of Blackbird Platform Products by wireless carriers as the product line rapidly approaches the later stages of its service life. There was no systems revenue in 2001, which was a decrease from $334,000 in 2000 due to the factors discussed above. The Company does not currently anticipate any material future Blackbird systems revenue.

Costs and Expenses
------------------
Cost of phone cards, services and systems increased by $124,000 to $4,740,000 in three months ended June 30, 2001, from $4,616,000 in the same period during 2000. As a percent of total revenue, the costs were 85% and 72% for the 2001 and 2000 periods, respectively. The increase in the amounts and percentages of costs for 2001 relative to 2000 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's Blackbird service product offerings. Additionally, $0.4 million in reserves was accrued in the 2001 period for slow-moving phone card inventories.

Sales and marketing expenses decreased $2,000 to $365,000 in 2001 from $367,000 in 2000. As a percent of total revenue, the costs were 7% and 6% for the 2001 and 2000 periods, respectively. Although the total spending is comparable on a year-to-year basis, a shift occurred as more spending related to selling and marketing prepaid phone cards and for the introduction of the Company's Neumobility product line, offset by a decrease in sales and marketing expenses for the Blackbird Platform products during the first quarter of 2001.

General and administrative expenses decreased 15% to $515,000 in 2001 from $603,000 in 2000, primarily due to headcount reductions in comparison to the prior year period.

Research and development costs increased 65% to $486,000 in 2001 from $294,000 in 2000. The increase in expenditures in 2001 was attributable to increased spending on new product development in the geo-location application technology area.

Other Income, net
-----------------
Net other income decreased to $921,000 in the three months ended June 30, 2001 from $1,534,000 in the comparable 2000 period. The 2001 period included a net arbitration settlement (excluding interest) of approximately $900,000 related to the Blackbird business segment. The 2000 period included a net litigation settlement of approximately $1,500,000 related to the Isis phonecard business segment. Other income also includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense
---------------------------
Net interest income increased to $121,000 in 2001 from $94,000 in 2000. This increase is attributable to pre-award interest received on an arbitration settlement in the 2001 period, offset by lower average cash balances on hand during the 2001 period and lower interest rates earned on invested cash balances in the current period compared to the prior year period.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Overview
--------
Total revenue decreased 2% to $11,129,000 in 2001 from $11,315,000 in 2000. Net income was $454,000, or $0.20 per diluted share, in 2001 compared to net income of $2,511,000, or $1.07 per diluted share, in 2000. The Company recorded alternative minimum tax expense of $2,000 and $57,000 during the 2001 and 2000 periods, respectively.

The consolidated revenue decrease was a result of decreased systems and service revenue from the Company's Blackbird Platform products due to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the lack of any systems upgrades in the current period compared to the prior year period. The Company's prepaid phone card business, which commenced operations in December 1999, provided $8.3 million in revenue in the first six months of 2001, compared to $6.9 million in revenue in the comparable 2000 period.

The $2.0 million decrease in net income from Q2 2000 to Q2 2001 is due to several factors:

          Gross margin decreased $1.5 million from Q2 2000 to Q2 2001. Blackbird gross margins decreased $0.8 million as revenue decreased by $1.6 million Although ISIS revenue increased by $1.4 million, ISIS gross margins decreased by $0.7 million due to reduced product margins and $0.4 million of inventory reserve accruals.

          Operating expenses increased $0.2 million, due to $0.3 of increased R&D spending and $0.1million of increased sales and marketing spending, partially offset by $0.2 million of reduced G&A spending.

          Other income decreased $0.6 million as the Company recognized a one-time net arbitration settlement (excluding interest) of approximately $0.9 million during the 2001 period related to the Blackbird segment, and a one-time net litigation settlement of approximately $1.5 million during the 2000 period related to the ISIS segment.

          The 2000 period also included a $0.3 million reduction in net income due to the inclusion of a minority interest accrual.

Revenue
-------
Prepaid phone card revenue was $8,343,000 for the first six months of 2001, compared to $6,919,000 in the 2000 period. The increase is due to higher Q1 sales in 2001 compared to 2000 as ISIS was still starting up its operations in Q1 2000.

Service and systems revenue decreased 37% to $2,786,000 in 2001 from $4,396,000 in 2000. All of the 2001 and 2000 service revenue was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above. The Company anticipates that service revenue will continue to decrease in future periods due to the anticipated reduction in the installed base of Blackbird Platform Products by wireless carriers as the product line rapidly approaches the later stages of its service life. There was no systems revenue in 2001, which was a decrease from $609,000 in 2000 due to the factors discussed above. The Company does not currently anticipate any material future Blackbird systems revenue.

Costs and Expenses
------------------
Cost of phone cards, services and systems increased by $1,322,000 to $9,094,000 in six months ended June 30, 2001, from $7,772,000 in the same period during 2000. As a percent of total revenue, the costs were 82% and 69% for the 2001 and 2000 periods, respectively. The increase in the amounts and percentages of costs for 2001 relative to 2000 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's Blackbird service product offerings. Additionally, the Company accrued reserves for slow-moving inventories of $0.4 million during the first six months of 2001.

Sales and marketing expenses increased 21% to $771,000 in 2001 from $635,000 in 2000. As a percent of total revenue, the costs were 7% and 6% for the 2001 and 2000 periods, respectively. The increase in sales and marketing expenses is attributable to costs in selling and marketing prepaid phone cards and additional spending during the first six months of 2001 for the introduction of the Company's Neumobility product line, offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses decreased 20% to $957,000 in 2001 from $1,197,000 in 2000, primarily due to headcount reductions in comparison to the prior year period.

Research and development costs increased 51% to $977,000 in 2001 from $649,000 in 2000. The increase in expenditures in 2001 was attributable to increased spending on new product development in the geo-location application technology area.

Other Income, net
-----------------
Net other income decreased to $945,000 in the six months ended June 30, 2001 from $1,549,000 in the comparable 2000 period. The 2001 period included a net arbitration settlement (excluding interest) of approximately $900,000 related to the Blackbird business segment. The 2000 period included a net litigation settlement of approximately $1,500,000 related to the Isis phonecard business segment. Other income also includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense
---------------------------
Net interest income decreased to $181,000 in 2001 from $227,000 in 2000. This decrease is attributable to lower average cash balances on hand during the 2001 period and lower interest rates earned on invested cash balances in the current period compared to the prior year period, offset by pre-award interest received on an arbitration settlement in the 2001 period.

Liquidity and Capital Resources

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On June 30, 2001, the Company's cash balance was $7.8 million as compared to $4.5 million on December 31, 2000. The Company's working capital increased to $6.1 million at June 30, 2001 from $5.4 million at December 31, 2000.

Net cash provided by operating activities amounted to $3.3 million in the first six months of 2001, compared to $3.2 million in the comparable 2000 period. Operating cash flow for the first six months of 2001was positively impacted by the receipt of most 2001 Blackbird customer payments during the first half of 2001. Additionally, the Company's $0.5 million net income, non-cash expenses and reductions in levels of inventories and prepaid assets provided positive operating cash flow, offset by a net reduction in liabilities. Operating cash flow for the comparable 2000 period was primarily impacted by the Company's $2.5 million in net income, non-cash expenses and balance sheet changes.

Net cash used in investing activities totaled $2,000 in 2001, compared to cash used in investing activities of $184,000 in 2000. At June 30, 2001, the Company had no significant commitments for capital expenditures.

Operating Trends
----------------
The Company had net income of $454,000 in the first six months of 2001, compared to earnings of $2.6 million for each of the full years ended December 31, 2000 and 1999. As of June 30, 2001, the Company had an accumulated deficit of $21.3 million, which primarily accumulated during the three years ended December 31, 1998. During 1996 and 1997, the Company deployed its initial cloning fraud prevention Blackbird Platform Products and incurred substantial operating expenses during such deployment. In 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues, and directing additional development efforts and resources towards new products to generate new sources of revenue.

In the first six months of 2001, revenue from prepaid phone cards represented 75% of total revenue, and revenue from Blackbird Platform Products represented 25% of the Company's total revenue. As the industry moves from analog to digital wireless equipment, the need for the Company's Blackbird Platform Products has decreased and will continue to decrease. While the Company anticipates continued profitability from Blackbird Platform Products in 2001, its revenue will continue to decline and the Company currently forecasts that its revenue will not continue into 2002.

Despite the Company's profitability, positive cash flow, and product diversification in 1999, 2000 and the first six months of 2001, there can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Results in 2000 and for the first two quarters of 2001 have been favorable impacted by non-recurring other income items. The Company does not anticipate any such items will occur in future periods. While the Company believes that its current cash reserves and projected cash flow from operations will provide sufficient cash to fund its operations for at least the next twelve to eighteen months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.


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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2001, the Company announced the settlement of an arbitration action the Company had taken against a former customer. The Company received $1,153,670 on June 29, 2001, composed of damages of $939,356, pre-award interest of $75,324 and reimbursed expenses of $138,990.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 6, 2001.

Election of Two Class I Directors

Henry Ellis and Joshua Angel were elected as Class I directors of the Company's Board of Directors to hold office until the Company's third annual meeting of the stockholders following the election or until his successor is duly elected and qualified. In connection with the election of the Class I directors, the voting of stockholders was as follows:

Nominee                      For                       Withheld
-------                      ---                       --------
Henry Ellis                  1,605,009                 47,278
Joshua Angel                 1,605,009                 47,278


The other directors, whose terms of office continue after the meeting, are Lawrence Schoenberg and Stephen Katz.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

          None.

     b)   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated June 29, 2001, under Item 5 of such Report, relating to the Company's legal proceedings. No financial statements were included in such Report.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.


                  By:    /s/Bruce R. York
                         ----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         August 3, 2001

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'
The registered trademark symbol shall be expressed as....................    'r'
The service mark symbol shall be expressed as............................   'sm'