Form 10-Q
period 2001-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2001-11-07
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number  0-19437
September 30, 2001

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                       11-2962080
-------------------------------------------      -----------------------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            2815 Second Avenue, Suite 100, Seattle, Washington 98121
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report.)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                                    ---    ---
                  2,291,789 Common Shares were outstanding as of November 6, 2001.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS............................................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................15

PART II.  OTHER INFORMATION..............................................................................................15
         None.

                   CELLULAR TECHNICAL SERVICES COMPANY, INC..
                    -----------------------------------------
                         PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in 000's, except share and per share amounts)

                                                                                      September 30,          December 31,
                                                                                          2001                   2000
                                                                                    ------------------     ------------------
                                       ASSETS                                          (unaudited)             (NOTE A)

CURRENT ASSETS
   Cash and cash equivalents                                                        $           7,051      $           4,529
   Accounts receivable, net of reserves of $292 in 2001 and $418 in 2000                          670                    793
   Employee receivable                                                                             35                     60
   Inventories, net                                                                               732                  1,096
   Prepaid expenses and deposits                                                                  191                    471
                                                                                    ------------------     ------------------

     Total Current Assets                                                                       8,679                  6,949

PROPERTY AND EQUIPMENT, net                                                                       598                    963

GOODWILL                                                                                           84                    104

LONG-TERM INVESTMENT                                                                            1,754                  1,758
                                                                                    ------------------     ------------------

TOTAL ASSETS                                                                        $          11,115      $           9,774
                                                                                    ==================     ==================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                         $             787      $             545
   Payroll related liabilities                                                                    259                    561
   Taxes (other than payroll and income)                                                            7                      5
   Customers' deposits and deferred revenue                                                     1,259                    395
                                                                                    ------------------     ------------------

     Total Current Liabilities                                                                  2,312                  1,506

MINORITY INTEREST                                                                                  --                     --

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding                                                       --                     --
   Common Stock, $0.001 par value per share, 30,000 shares
     authorized, 2,292 shares issued and outstanding at
     September 30, 2001 and December 31, 2000                                                      23                     23
   Additional paid-in capital                                                                  29,976                 29,976
   Accumulated Deficit                                                                        (21,196)               (21,731)
                                                                                    ------------------     ------------------

     Total Stockholders' Equity                                                                 8,803                  8,268
                                                                                    ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $          11,115      $           9,774
                                                                                    ==================     ==================

-----------------------------
The accompanying notes are an integral part of these financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                    ----------------------------------    ----------------------------------
                                                         2001               2000               2001                2000
                                                    ---------------    ---------------    ---------------     ---------------
REVENUES
  Phonecards                                        $        4,052     $        6,264     $       12,395      $       13,183
  Services and Systems                                       1,318              1,777              4,104               6,173
                                                    ---------------    ---------------    ---------------     ---------------

Total Revenues                                               5,370              8,041             16,499              19,356

COSTS AND EXPENSES
  Cost of phonecards, services and systems                   4,171              7,340             13,265              15,112
  Sales and marketing                                          283                326              1,054                 961
  General and administrative                                   447                317              1,404               1,514
  Research and development                                     434                394              1,411               1,043
                                                    ---------------    ---------------    ---------------     ---------------

Total Costs and Expenses                                     5,335              8,377             17,134              18,630
                                                    ---------------    ---------------    ---------------     ---------------

INCOME (LOSS) FROM OPERATIONS                                   35               (336)              (635)                726

OTHER INCOME, net                                                2                 95                947               1,644

INTEREST INCOME, net                                            63                129                244                 356
                                                    ---------------    ---------------    ---------------     ---------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST               100               (112)               556               2,726

PROVISION FOR INCOME TAXES                                     (19)                (1)               (21)                (58)
                                                    ---------------    ---------------    ---------------     ---------------

NET INCOME BEFORE MINORITY INTEREST                             81               (113)               535               2,668

MINORITY INTEREST                                               --                178                 --                 (92)
                                                    ---------------    ---------------    ---------------     ---------------


NET INCOME                                          $           81     $           65     $          535      $        2,576
                                                    ===============    ===============    ===============     ===============

EARNINGS PER SHARE:

     Basic                                          $         0.04     $         0.03     $         0.23      $         1.13
                                                    ===============    ===============    ===============     ===============

     Diluted                                        $         0.04     $         0.03     $         0.23      $         1.10
                                                    ===============    ===============    ===============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                   2,292              2,289              2,292               2,286

     Diluted                                                 2,297              2,336              2,301               2,349

-----------------------------
The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)
                                   (unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                       --------------------------------------
                                                                                            2001                 2000
                                                                                       ----------------    -----------------
OPERATING ACTIVITIES
   Net income                                                                          $           535     $         2,576
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                                     408                 387
       Amortization of software development costs                                                   --                 178
       Amortization of acquired technology                                                          --                  58
       Amortization of goodwill                                                                     20                  --
       (Gain) on disposal of assets                                                                (25)                (30)
       Minority interest                                                                            --                  92
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                                      123               1,051
         Decrease in employee receivable                                                            25                  --
         Decrease (increase) in inventories, net                                                   364              (1,718)
         Decrease (increase) in prepaid expenses and deposits                                      280                (179)
         Increase (decrease) in accounts payable and accrued liabilities                           242                (226)
         (Decrease) in payroll related liabilities                                                (302)                (79)
         Increase (decrease) in taxes (other than payroll and income)                                2                 (14)
         Increase (decrease) in deferred revenue and customers' deposits                           864              (1,256)
                                                                                       ----------------    -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        2,536                 840

INVESTING ACTIVITIES
   Purchase of property and equipment                                                              (57)               (367)
   Proceeds from sale of assets                                                                     39                  40
   Long term investment                                                                              4              (1,257)
                                                                                       ----------------    -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                              (14)             (1,584)

NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises)                                  --                  27
                                                                                       ----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             2,522                (717)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 4,529               4,787
                                                                                       ----------------    -----------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $         7,051     $         4,070
                                                                                       ================    =================

-----------------------------
The accompanying notes are an integral part of these financial statements

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. ("CTS"), including the December 31, 2000 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt Statement 142 on January 1, 2002. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently analyzing the impact of these standards.


NOTE B - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business, and includes $72,000 and $87,000 related to sales that have been accounted for on a consignment basis at September 30, 2001 and December 31, 2000, respectively, and $188,000 and $259,000 related to sales returns reserves at September 30, 2001 and December 31, 2000, respectively. Inventory consists of the following (in 000's):

                                                                September 30,       December 31,
                                                                      2001              2000
                                                              ------------------  ------------------

         Inventory, primarily phone cards                     $          1,079    $          1,123
         Less reserves                                                    (347)                (27)
                                                              ------------------  ------------------

                                                              $            732    $          1,096
                                                              ==================  ==================

NOTE C - CONTINGENCIES:

From time to time, the Company is a party to legal proceedings in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations.


NOTE D- EARNINGS PER SHARE:
The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                       ------------------------------------  ----------------------------------
                                                            2001                2000              2001              2000
                                                       ----------------   -----------------  ---------------   ----------------
Net income (A)                                                   $  81               $  65           $  535           $  2,576
                                                       ================   =================  ===============   ================
Weighted average number of shares outstanding (B):               2,292               2,289            2,292              2,286

Stock options                                                        5                  47                9                 63
                                                       ----------------   -----------------  ---------------   ----------------
Weighted average number of shares and common share
equivalents outstanding (C):                                     2,297               2,336            2,301              2,349
Earnings per share:
    Basic (A)/(B)                                             $   0.04            $   0.03         $   0.23           $   1.13
                                                       ================   =================  ===============   ================
    Diluted (A)/(C)                                           $   0.04            $   0.03         $   0.23           $   1.10
                                                       ================   =================  ===============   ================


NOTE E- OTHER INCOME:
The Company recorded other income of $2,000 for the three months ended September 30, 2001 and $947,000 for the nine months ended September 30, 2001. The amounts for the nine-month period resulted primarily from the settlement of an arbitration action the Company brought against a former customer. The Company recorded other income of $95,000 for the three months ended September 30, 2000 and $1,644,000 for the nine months ended September 30, 2000. The amounts for the nine-month period resulted primarily from a settlement of a legal action the Company brought against a former vendor.


NOTE F- SEGMENT INFORMATION:

The Company had two reportable business segments for the three-month and nine-month periods ended September 30, 2001 and 2000 which offer distinctive products and services marketed through different channels: (i) the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services; and (ii) the Company's prepaid long-distance phone card business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in the pretax segment income of $100,000 and consolidated net income of $81,000 for the three months ended September 30, 2001 is attributable to income tax expense of $19,000. The difference in the pretax segment loss of $112,000 and consolidated net income of $65,000 for the three months ended September 30, 2000 includes income tax expense of $1,000 and minority interest benefit of $178,000. The difference in the pretax segment profit of $556,000 and consolidated net income of $535,000 for the nine months ended September 30, 2001 includes income tax expense of $21,000. The difference in the pretax segment profit of $2,726,000 and consolidated net income of $2,576,000 for the nine months ended September 30, 2000 includes income tax expense of $58,000 and minority interest expense of $92,000. There were no inter-company sales of products between the segments.

       Three months ended September 30, 2001
       ---------------------------------------------
       (in 000's)                                               Segments
                                                     --------------------------------      Consolidated
                                                            Blackbird     Phonecards             Totals
                                                            ---------     ----------             ------
                                                              Platform
                                                              --------
       Revenue from external customers                          $1,318        $4,052             $5,370
       Pretax segment profit (loss)                                307          (207)               100
       Expenditures for segment assets                              --            12                 12

       Three months ended September 30, 2000
       ---------------------------------------------
       (in 000's)                                               Segments
                                                     --------------------------------      Consolidated
                                                            Blackbird     Phonecards             Totals
                                                            ---------     ----------             ------
                                                              Platform
                                                              --------
       Revenue from external customers                          $1,777        $6,264             $8,041
       Pretax segment profit (loss)                                792          (904)              (112)
       Expenditures for segment assets                             239             4                243


       Nine months ended September 30, 2001
       ---------------------------------------------
       (in 000's)                                               Segments
                                                     --------------------------------      Consolidated
                                                            Blackbird     Phonecards             Totals
                                                            ---------     ----------             ------
                                                              Platform
                                                              --------
       Revenue from external customers                          $4,104       $12,395            $16,499
       Pretax segment profit (loss)                              1,702        (1,146)               556
       Expenditures for segment assets                              33            24                 57

       Segment assets at September 30, 2001                      9,527         1,588             11,115

       Nine months ended September 30, 2000
       ---------------------------------------------
       (in 000's)                                               Segments
                                                     --------------------------------      Consolidated
                                                            Blackbird     Phonecards             Totals
                                                            ---------     ----------             ------
                                                              Platform
                                                              --------
       Revenue from external customers                          $6,173       $13,183            $19,356
       Pretax segment profit                                     2,257           469              2,726
       Expenditures for segment assets                             369            59                428

       Segment assets at September 30, 2000                     10,808           514             11,322



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

Overview

The Company develops, markets, distributes and supports products and services for the telecommunications industry. Over the past 12 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and 2000, the Company implemented short and long-range strategic plans to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's growth plan for the future.

Products

The Blackbird Platform Products

The Company's Blackbird'r' Platform product line includes a suite of radio frequency ("RF") based platform solutions focusing on wireless fraud prevention. Presently, it involves various forms of "pre-call" verification to ensure that the use of an analog wireless telephone is legitimate before the device is allowed to connect to a carrier's analog wireless communications network. In this area, the Company is a leading provider of RF-based solutions for the prevention of "cloning fraud." This term is used to describe the illegal activity of using a scanning device to steal the electronic serial number and mobile identification number of a legitimate wireless telephone while in use, then reprogramming the stolen numbers into other phones. These reprogrammed phones, or "clone phones," are then used to make calls on a wireless communications network, without payment for the wireless services rendered. The Company's suite of RF-based platform solutions include the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'sm' roaming-fraud prevention service, and related application products and services (collectively, the "Blackbird Platform Products"). The Company's Blackbird Platform Products are currently deployed in approximately 1,000 cell sites in many major metropolitan areas throughout the United States. The Company's customers have reported up to a 98% reduction in cloning fraud activity in areas served by the Blackbird Platform Products since its initial installation, and continue to rely on its cloning prevention capabilities for their existing analog wireless communications networks. The Company believes that this product line will be removed from service by the end of calendar year 200 since its major contract to supply Blackbird Platform Products was not renewed for 2002.

Prepaid Long-Distance Phone Products

To stimulate revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phone cards in denominations generally ranging from $5 to $20 per card. Isis also resells prepaid cellular hardware and airtime. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes products through regional and national multi-level distribution channels, using direct sales, third-party distributors and telemarketing. The Company anticipates that its ability to provide quality calls, aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service are the key ingredients to enable revenue growth of this product line for the Company. Isis has offices in Los Angeles, Boston, New Jersey and Seattle.

Future Opportunities For Growth In Emerging Technologies

The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology ("E-911") to provide comparable 911 services to wireless telecommunications subscribers. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. Industry analysts have estimated the market for commercial geo-location applications to be well over $8.0 billion. During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI Inc. ("KSI"), a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI in a stock-for-stock transaction. The cost of the Company's investment in TruePosition, Inc. common stock at September 30, 2001 was $1,754,000.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free value-added services. The application suite will include: NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing with location-based coupons; NeuMerchant'TM', which provides an interactive location-based presence for merchants; NeuMap'TM', which provides mapping, navigation, search engine functions and service provisioning; NeuList'TM', which provides personalized "buddy lists" and" buddy finders;" and NeuJournal'TM', a private, collaborative and public location-based message board. The Company has completed design of the platform and initial product suite and is now available for deployment in final tests. The Company currently anticipates wireless carriers will implement E-911 technology beginning in early 2002, but that full deployment will take a number of years to complete based upon waivers granted by the FCC in October 2001 to wireless carriers that extend implementation deadlines.

Revenue and Expense

Revenue

During the first nine months of 2001, the Company generated revenue from two sources: Isis pre-paid phone card product sales and Blackbird service revenue.

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

Systems revenue is generated from licensing and sales of the Company's proprietary software and hardware products, the sale of third-party products sold in connection with the Company's proprietary products and, to a lesser extent, fees earned in connection with the installation and deployment of these products. The Company did not record any systems revenue in the first nine months of 2001. Revenue would be recognized when all of the following conditions have been met: persuasive evidence of an arrangement exists; delivery has occurred, including satisfaction of all contractual obligations, and other elements that are essential to the functionality of the delivered products have been satisfied; the amount is fixed or determinable; and collectability is probable. Revenue is deferred if the above conditions are not met, based on vendor specific objective evidence ("VSOE") of the fair value for all elements of the arrangement. VSOE is based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services.

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


Costs and Expenses

Cost of phone cards, services and systems is primarily comprised of the costs of: (i) prepaid phone card activation; (ii) customer support; (iii) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities; (iv) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; and (v) systems integration and installation.

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


Three months ended September 30, 2001 compared to three months ended September 30, 2000

Overview

Total revenue decreased 33% to $5,370,000 in 2001 from $8,041,000 in 2000. Net income was $81,000, or $0.04 per diluted share, in 2001 compared to net income of $65,000, or $0.03 per diluted share, in 2000. The consolidated revenue decrease was a result of decreased systems and service revenue from the Company's Blackbird Platform products and from its Isis prepaid phone card segment as described below under "Revenue".

Net income for the 2001 and 2000 periods were each comparable at $0.1 million, however, the following components showed changes between the periods:
o Gross margin increased $0.5 million from Q3 2000 to Q3 2001. Blackbird gross margins decreased $0.2 million on a revenue decrease of $0.5 million ISIS gross margins increased $0.7 million, although revenue decreased by $2.2 million, as the prior year period included significant inventory reserves
o Operating expenses increased $0.1 million due to higher G&A and R&D spending, partially offset by sales and marking reductions.
o Other income decreased $0.1 million as the Company had significant asset sales in the prior year period.
o The 2000 period also included a $0.2 million benefit to net income due to the reversal of a minority interest accrual.
o Higher state income taxes and reduced interest income combined to reduce net income by $0.1 million during the 2001 period compared to the 2000 period.

Revenue

Prepaid phone card revenue was $4,052,000 in 2001, a decrease of 35% from the $6,264,000 recorded in 2000. The decrease is due to reduced demand for the Company's current product offerings, lower headcount in the Company's ISIS segment and the closure of the Company's Chicago office during the period.

Service and systems revenue decreased 26% to $1,318,000 in 2001 from $1,777,000 in 2000. All of the 2001 and 2000 service revenue was derived from the Blackbird Platform Products. The decrease is due to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology, (ii) the effectiveness of this and other authentication-based products in combating cloning fraud, (iii) lower penetration than originally planned of Blackbird Platform Products into existing customers' markets and new and/or additional markets, (iv) the lack of additional new domestic and international customers, and (v) the lack of any systems upgrades in the current period compared to the prior year period. The Company anticipates that this revenue will cease by December 31, 2001 since its major contract to supply Blackbird Platform Products was not renewed for 2002.

Costs and Expenses

Cost of phone cards, services and systems decreased by $3,169,000 to $4,171,000 in three months ended September 30, 2001, from $7,340,000 in the same period during 2000. As a percent of total revenue, the costs were 78% and 91% for the 2001 and 2000 periods, respectively. The decrease in the amounts and percentages of costs for 2001 relative to 2000 is due to a combination of $0.2 million in lower margins on Blackbird services as a result of revenue decreases, and $0.7 million in increased phone card margins as the prior year period included an inventory write-down of $0.8 million and there was a lower volume of revenue in the 2001 period.

Sales and marketing expenses decreased $43,000 to $283,000 in 2001 from $326,000 in 2000. As a percent of total revenue, the costs were 5% and 4% for the 2001 and 2000 periods, respectively. The decrease reflects lower headcount and related spending for the Blackbird Platform and Isis product lines, offset by increased spending related to the introduction of the Company's Neumobility product line.

General and administrative expenses increased 41% to $447,000 in 2001 from $317,000 in 2000, resulting from approximately $0.1 million in bonus accrual reversals in the prior year related to the Isis segment.

Research and development costs increased 10% to $434,000 in 2001 from $394,000 in 2000. The increase in expenditures in 2001 was attributable to increased spending on new product development in the geo-location application technology area.

Other Income, net

Net other income decreased to $2,000 in the three months ended September 30, 2001 from $95,000 in the comparable 2000 period. The 2000 period included sales of excess manufacturing and test equipment related to the Blackbird segment. Other income generally includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense

Net interest income decreased to $63,000 in 2001 from $129,000 in 2000. This decrease is primarily attributable to lower interest rates earned on invested cash balances in the current period compared to the prior year period and to interest earned on a note with KSI, Inc. that was outstanding during the prior year period.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Overview

Total revenue decreased 15% to $16,499,000 in 2001 from $19,356,000 in 2000. Net income was $535,000, or $0.23 per diluted share, in 2001 compared to net income of $2,576,000, or $1.10 per diluted share, in 2000. The Company recorded income tax expense of $21,000 and $58,000 during the 2001 and 2000 periods, respectively.

The consolidated revenue decrease was a result of lower systems and service revenue from the Company's Blackbird Platform products as well as from its Isis prepaid phone card segment, described below under "Revenue".

The $2.0 million decrease in net income for the first nine months of 2001 in comparison to the 2000 period is due to several factors:

o Gross margin decreased $1.0 million from the 2000 period to the 2001 period. Blackbird gross margins decreased $1.0 million as revenue decreased by $2.1 million Although ISIS revenue decreased by $0.8 million, ISIS gross margins remained comparable as the prior year period included $0.8 million in inventory write-downs.
o Operating expenses increased $0.4 million, due to $0.4 of increased R&D spending and $0.1 million of increased sales and marketing spending for the Company's Neumobility product line, partially offset by $0.1 million of reduced G&A spending.
o Other income decreased $0.7 million as the Company recognized a one-time net arbitration settlement (excluding interest) of approximately $0.9 million during the 2001 period related to the Blackbird segment, and a one-time net payment from settlement of litigation in the amount of approximately $1.5 million during the 2000 period related to the ISIS segment. Additionally, there was approximately $0.1 million in asset sales in the 2000 period.
o The 2000 period also included a $0.1 million reduction in net income due to the inclusion of a minority interest accrual.

Revenue

Prepaid phone card revenue was $12,395,000 for the first nine months of 2001, compared to $13,183,000 in the 2000 period. The decrease is due to reduced demand for the Company's current product offerings.

Service and systems revenue decreased 34% to $4,104,000 in 2001 from $6,173,000 in 2000. All of the 2001 and 2000 service revenue was derived from the Blackbird Platform Products. The decrease is due to the factors discussed above. The Company anticipates that this revenue will cease by the end of 2001 as the Company's major contract was not renewed for 2002. There was no systems revenue recorded in the first nine months of 2001, which was a decrease from $284,000 recognized in the 2000 period when the Company recognized revenue from certain systems upgrades. The Company does not currently anticipate any Blackbird systems or service revenue after December 31, 2001.

Costs and Expenses

Cost of phone cards, services and systems decreased by $1,847,000 to $13,265,000 in nine months ended September 30, 2001, from $15,112,000 in the same period during 2000. As a percent of total revenue, the costs were 80% and 78% for the 2001 and 2000 periods, respectively. The increase in the percentages of costs for 2001 relative to 2000 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business (75% vs. 68%) with lower gross margins compared to the Company's Blackbird service product offerings.

Sales and marketing expenses increased 10% to $1,054,000 in 2001 from $961,000 in 2000. As a percent of total revenue, the costs were 6% and 5% for the 2001 and 2000 periods, respectively. The increase in sales and marketing expenses is attributable to additional spending during the first nine months of 2001 in anticipation of the introduction of the Company's Neumobility product line, offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses decreased 7% to $1,404,000 in 2001 from $1,514,000 in 2000, primarily due to headcount reductions as compared to the prior year period.

Research and development costs increased 35% to $1,411,000 in 2001 from $1,043,000 in 2000. The increase was attributable to increased spending on new product development in the geo-location application technology area.

Other Income, net

Net other income decreased to $947,000 in the nine months ended September 30, 2001 from $1,644,000 in the comparable 2000 period. The 2001 period included a net arbitration settlement (excluding interest) of approximately $900,000 related to the Blackbird business segment. The 2000 period included a net litigation settlement of approximately $1,500,000 related to the Isis phonecard business segment. Other income also includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense

Net interest income decreased to $244,000 in 2001 from $356,000 in 2000. This decrease is attributable to lower interest rates earned on invested cash balances in the current period compared to the prior year period, which included interest earned on a note with KSI, Inc. that was outstanding during the prior year period, offset by pre-award interest received on an arbitration settlement in the 2001 period.

Liquidity and Capital Resources

The Company's capital requirements have consisted primarily of funding software and hardware research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 2001, the Company's cash balance was $7.1 million as compared to $4.5 million on December 31, 2000. The Company's working capital increased to $6.4 million at September 30, 2001 from $5.4 million at December 31, 2000.

Net cash provided by operating activities amounted to $2.5 million in the first nine months of 2001, compared to $.8 million in the comparable 2000 period. Operating cash flow for the first nine months of 2001 was positively impacted by the receipt of the majority of calendar year 2001 Blackbird customer payments during the first half of 2001, increasing the Company's deferred revenue. Additionally, the Company's $0.5 million net income, non-cash expenses and reductions in levels of inventories and prepaid assets provided positive operating cash flow. Operating cash flow for the comparable 2000 period was positively impacted by the Company's $2.6 million in net income, non-cash expenses and balance sheet changes.

Net cash used in investing activities totaled $14,000 in 2001, compared to cash used in investing activities of $1,584,000 in 2000 when the Company made additional investments in TruePosition, Inc. and purchased significant amounts of property and equipment. At September 30, 2001, the Company had no significant commitments for capital expenditures.

Operating Trends

The Company had net income of $535,000 in the first nine months of 2001, compared to earnings of $2.6 million for each of the full years ended December 31, 2000 and 1999. As of September 30, 2001, the Company had an accumulated deficit of $21.2 million, which was accumulated primarily during the three years ended December 31, 1998. During 1996 and 1997, the Company deployed its initial cloning fraud prevention Blackbird Platform Products and incurred substantial operating expenses during that deployment. In 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues, and directing additional development efforts and resources towards new products to generate new sources of revenue.

In the first nine months of 2001, revenue from prepaid phone cards represented 75% of total revenue, and revenue from Blackbird Platform Products represented 25% of the Company's total revenue. As the industry moves from analog to digital wireless equipment, the need for the Company's Blackbird Platform Products has decreased and will continue to decrease.

While the Company anticipates continued profitability from its Blackbird Platform Products in 2001, revenue from this segment will continue to decline and the Company currently forecasts that it will cease by December 31, 2001 as the Company's major contract was not renewed for 2002.

Despite the Company's profitability, positive cash flow, and product diversification in 1999, 2000 and the first nine months of 2001, there can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. The Company's results for 2000 and for the first three quarters of 2001 were favorably impacted by non-recurring, other income items. The Company does not anticipate any such items will occur in future periods. While the Company believes that its current cash reserves and working capital will provide sufficient cash to fund its operations for at least the next twelve to eighteen months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.


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

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.


                  By:    /s/ Bruce R. York
                         -----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         November 6, 2001

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................'TM'
The registered trademark symbol shall be expressed as......................'r'
The service mark symbol shall be expressed as.............................'sm'