Form 10-K405
period 2001-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2002-03-27
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended............................December 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from..................to....................

                         Commission File Number 0-19437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2002, there were 2,291,770 shares of Common Stock, $.001 par value outstanding. As of March 22, 2002 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $5.2 million. The aggregate market value of the Company's stock was calculated using $2.33, the closing price for its Common Stock on March 22, 2002 as reported on The Nasdaq Stock Market (National Market System).

Documents incorporated by reference in Part III: The Company's definitive proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-K

PART I....................................................................................................................3

Item 1.   Business........................................................................................................3
Item 2.   Properties.....................................................................................................18
Item 3.   Legal Proceedings..............................................................................................18
Item 4.   Submission of Matters to a Vote of Security Holders............................................................18


PART II..................................................................................................................19

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........................................19
Item 6.   Selected Consolidated Financial Data...........................................................................20
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........................21
Item 7A.  Quantitative and qualitative disclosures about market risk.....................................................28
Item 8.   Financial Statements and Supplementary Data....................................................................28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................28

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

General

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 13 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and 2000, the Company implemented short and long-range strategic plans to diversify its product mix. This diversification strategy is at the foundation of the Company's future plans

In the fourth quarter of 1999, as part of its diversification strategy, the Company launched Isis Tele-Communications, Inc. ("Isis"), a majority-owned subsidiary, which designs, markets, and distributes both regionally and nationally branded prepaid long-distance phonecards. Also in the fourth quarter of 1999, the Company made a strategic investment in KSI, Inc. ("KSI"), a provider of development-stage wireless geo-location technology. The Company made further investments in KSI during 2000. KSI was acquired by TruePosition, Inc. ("TruePosition") in August 2000; as a result, the Company's investment in KSI became and remains one in TruePosition. This technology is expected to provide a platform for hosting a variety of location-sensitive consumer applications for the wireless communications market. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as this technology evolves and is commercially deployed by wireless carriers. During 2000 the Company created a division called Neumobility'TM' to develop and market its range of geo-location wireless software applications.

In recent years the Company's major customers have been wireless telephone carriers for its Blackbird Platform Products. These carriers operate in a dynamic, rapidly changing environment and are subject to intense competition, cost sensitivity and other market forces. The primary customers for the Company's Isis phonecard segment in 2001 and 2000 have been distributors, retailers and convenience stores, which also operate in highly competitive marketplaces. Customers for the Company's future Neumobility products and services will be a variety of carriers, providers of location-based services and data, merchants and consumers.

Products

The Blackbird Platform Products

The Company's Blackbird'r' Platform product line included a suite of radio frequency based platform solutions focusing on wireless fraud prevention. It involved various forms of "pre-call" verification to ensure that the use of an analog wireless telephone was legitimate before the device was allowed to connect to a carrier's analog wireless communications network. Blackbird Platform products were initially installed in over 2,000 cell sites in the US by wireless carriers in 1996-1998. As digital wireless communication was adopted, analog fraud decreased, and carriers gradually removed the Blackbird Platform products from service. The final Blackbird customer contract expired on December 31, 2001, and no future revenue is anticipated from the Blackbird Platform product line. Blackbird revenue accounted for 26% and 31% of consolidated revenue for 2001 and 2000, respectively.

Prepaid Long-Distance Phonecard Products; Isis

To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Prepaid long-distance service represents one of the fastest growing sectors of the telecommunications industry, with growth in this market accelerating as a result of the Telecommunications Act of 1996. Prepaid phonecards are generally known to be reliable, easy-to-use and cost-effective alternatives to pay phones and other long-distance calling alternatives. Growth in this market has been driven by a large population of consumers such as first-generation immigrants, students, temporary residents, and lower-income individuals, who in many instances do not have local phone service due to credit or identification problems. The Company expects that growth in this market will both continue in these customer groups and expand to other groups as prepaid phonecards become even more widely adopted.

Phonecards are primarily purchased through a variety of retail outlets such as newsstands, convenience stores and grocery stores. Retail outlets purchase their stock from carriers, resellers, or distributors, and sell them in individual quantities. The primary types of phonecards the Company sells are pre-printed, pre-activated cards from carriers, and private-label cards printed by the Company that are activated upon sale or first usage, depending on terms. The Company purchases large quantities of pre-printed cards or PINs at discounts to face value of the product and resells them in smaller quantities to distributors or retailers. For private-label cards, the Company incurs up-front printing expenses, however, activation fees are generally delayed until sale is made to the customer or first usage occurs by the end consumer. This allows the Company to have a lower investment in its inventory. Long distance rates on the Company's phonecards are typically lower than those charged by major, facilities-based carriers. The Company also offers prepaid wireless products including phones and prepaid wireless airtime cards.

Through its majority-owned subsidiary, Isis, the Company markets and distributes branded and private-label prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis specializes in targeted marketing programs with aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third-party distributors, and telemarketing. End users of these cards can use them by dialing the local or toll-free access number identified on the card, keying in a personal identification number (a "PIN") that is assigned to the card, and then dialing the telephone number that the end user seeks to reach. The third-party long-distance service provider then completes the call, debits the balance on the card following the call, and provides customer assistance as necessary. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will be the key ingredients for improving revenue and profitability of this product line. Isis currently has offices in Los Angeles and Boston. Isis revenue accounted for 74% and 69% of consolidated revenue for 2001 and 2000, respectively.

Location-Based Services: TruePosition, Inc. Investment and Neumobility'TM' Division

Location-based services ("LBS") are part of a new, emerging market in which wireless products or services are delivered to a consumer based upon where the consumer is located. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. There are currently two primary means of pinpointing the location of a wireless device: 1) handset-based using global positioning satellites ("GPS"), or 2) network-based using various technologies measuring the signals including triangulation methods from cell-site antennae. Combinations of the two methods and other technologies using different measurement techniques may also develop. The services or applications to be delivered to mobile phones or other wireless devices include finder applications assisting users in locating others, businesses, or addresses; maps; directions; traffic reports; coupons; and many other similar services. Revenue from these services will help wireless carriers offset the costs of providing the location data within their networks and will increase data airtime usage.

The Federal Communications Commission ("FCC") outlined a two-stage implementation program in 1996 that requires all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wireline 911 calls over a phased-in period ("E-911"). Phase I required the telephone number and cell site location to be provided by April 1998. Phase II required greater location accuracy, to within 50 to 300 meters, depending on the location method used, by October 31, 2001. The E-911 implementation has been delayed, as carriers have obtained waivers and have been slow to roll out the technology in their networks. The scheduled date for full implementation of the FCC's Phase II requirements is still December 31, 2005, but major carriers have been granted waivers to build out their networks and to meet interim handset penetration deadlines. Certain wireless carriers have announced that they now offer Phase II accuracy through network-based or handset-based solutions in portions of their networks, effective in late 2001 and in early 2002, however, it will be a period of time until coverage available for LBS is widespread.

During the fourth quarter of 1999, and as part of the Company's long-term diversification strategy, the Company made a strategic investment in KSI, a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI. The Company's total investment valued at cost in TruePosition, Inc. common stock at December 31, 2001 was $1,754,000.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free, value-added services. The application suite will include: NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing; NeuMerchant'TM', which allows for the tracking of merchant offers and creates metrics to analyze the impact of marketing efforts; NeuMap'TM', which creates directions based upon positioning data; NeuList'TM', which adds a location-sensitive component to wireless e-mail functions; and NeuJournal'TM', a journaling feature which allows for the documentation of location and content. The Company completed the initial product suite in 2001.

The Telecommunications Industry

The Telecommunications Act of 1996 was implemented to stimulate competition in all arenas of the telecommunications industry. The results have provided consumers with a broader spectrum of cost-effective service choices for their telecommunication needs. Correspondingly, the wireless industry has seen a dramatic expansion. The Cellular Telecommunications Industry Association has estimated that the number of wireless telephone subscribers in the United States increased from approximately 34 million subscribers in 1995 to approximately 118 million subscribers by mid-2001.

Key Issues Resulting from Increased Competition in the Telecommunications
Industry

Lower price per minute has driven minutes of usage up. The increased presence of multiple telecommunications carriers in any given market has spawned a number of new single-rate pricing plans, effectively driving the price per minute of wireless telephone usage substantially lower. As a result, wireless telephone carriers must supplement revenues by implementing new subscriber service offerings to not only grow, but also preserve their existing subscriber base. New add-on consumer services (such as text messaging, stock quote delivery and transportation alerts) are expected to continue to drive the minutes of use up.

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

Prepaid market has expanded to capture new consumers. Prepaid service represents one of the fastest growing sectors of the telecommunications industry and is providing a new point of differentiation in local markets as telecommunication carriers expand their service offerings. Once driven primarily by a large population of first generation immigrants, students and lower-income individuals, a variety of prepaid services are rapidly expanding toward the mainstream in the United States

Competition has raised consumer expectations on service offerings. The intense competition in the telecommunications market is placing new pressures on wireless telephone carriers to differentiate their service offerings. As the wireless communications device becomes capable of receiving a wider variety of communications, i.e., voice messaging, paging, or emails, the Company believes that wireless subscribers will require and expect a robust suite of consumer services that not only replicate what landline service providers offer (such as emergency 911 assistance), but also provide new ways to access personalized information through their wireless phone. Examples include roadside assistance, asset tracking, personalized information or "concierge" service ("E411") and traffic advisories. The Company believes the results of competition in the telecommunications market, including lower price per minute, higher minutes of usage, and demand for new sources of carrier revenue, will provide opportunities for the Company's products and services.

The Company's Strategy

The Company believes the key issues affecting the telecommunications industry described above support and validate the Company's strategic direction toward diversification.

The Company believes that the present dynamics of the telecommunications industry will result in a proliferation of new service applications focused on mobile information management and as such is moving to diversify the Company's product mix within the growing telecommunications market. These services may include such things, for example, as prepaid calling services, location-sensitive advertising, stock quote notification and weather advisories. The Company believes that many of the new applications will be enhanced by the addition of geo-location technology.

The Company believes it can leverage its core expertise and patented technology in the real-time information management area to develop new products and services. The Company has developed expertise in the area of distributed real-time computing over high-speed, interlinked networks on a nationwide scale. This capability allows the Company to acquire data and perform information processing in a highly distributed environment, such as encountered in wireless infrastructures. The Company believes this expertise will be particularly useful in the development of new commercial geo-location applications. The Company has also developed the ability to combine streams of telephone billing information, such as toll charges, discounts, promotions and surcharges to mimic a carrier's billing system on a real-time basis. This happens within minutes after the end of the call, rather than in the typical batch process for monthly customer billing cycles. Continuing to develop new products on a timely basis and delivering exceptional customer service are key components of the Company's strategic plans.

Product Development

For the years ended December 31, 2001, 2000 and 1999, the Company incurred research and development expenditures of $1.8 million, $1.5 million and $1.6 million, respectively. The Company's current research and development efforts are focused on enhancing and improving existing products and services and developing new products and services, including new software applications and technology interfaces. These enhancements and/or new products and services may, when and if developed, enable the Company to expand on its existing products and services to provide a variety of functions not presently offered. Costs included in the Company's research and development expenditures include costs for research, design, development, tests, and preparation of training and user documentation. The Company anticipates that it will continue to commit significant resources to product development in the future to address market opportunities for new and enhanced products and services. See also "Business Risks -- Dependence on New Product Development and Product Enhancements" below.

Sales, Marketing and Distribution

The Company primarily marketed Blackbird Platform Products directly to wireless telephone carriers operating analog networks in the most heavily populated United States markets. The Company sold and licensed Blackbird Platform Products pursuant to agreements that typically provided for hardware purchases, software licenses, customer support and the provision of related services.

The Company designs and markets prepaid phonecards and also re-sells prepaid phonecards produced by others. The Company markets prepaid phonecard products primarily through regional and national multi-level distribution channels, using direct sales, third-party distributors, and telemarketing. These marketing efforts are pursuant to distribution agreements and other forms of sales and marketing arrangements.

The Company also participates at targeted trade shows, conferences and industry events to augment its marketing efforts. The Company further consults with its prospective customers to gather product feedback to assist the Company in determining product direction. Achieving greater market acceptance and penetration of the Company's products and services will require, in addition to enhancing and improving its products and services, increased marketing efforts and the expenditure of funds to increase customer awareness of the Company and to inform potential customers of the benefits of the Company's products and service offerings. See also "Business Risks -- Fluctuations in Quarterly Performance," "Business Risks -- "Need for Additional Financing" and "Business Risks - Dependence on Distributors" below.

Revenue from Blackbird Platform Products represented 26% of the Company's total revenue in 2001, compared to 31% in 2000 and 96% in 1999. The Company anticipates no revenue from Blackbird Platform products in 2002 or beyond. The Company's revenue will primarily result from sales from its Isis phonecard subsidiary. The Company is actively marketing its Neumobility products but has not yet received any orders for products from this division. See also "Business Risks -- Dependence on Limited Product Base; Uncertainty of Widespread Market Demand" below.

Customer Support and Services

The Company provided hardware maintenance, software maintenance, software subscription services (for software upgrades and new releases) and monitoring services to its customers. Customer service personnel diagnosed and resolved problems, dispatched third-party vendors, provided provisioning and integration services, forwarded enhancement requests to the Company's product management staff, and coordinated with customers with respect to software upgrades and new releases. From its centralized call center in Seattle, Washington, the Company maintained a national high-speed network for optimizing uptime and connectivity to the local area networks of its customers. The Company also provided on-site maintenance services for selected customers. An on-line customer management system tracked problems and resolutions. Engineering research and development personnel assist in software support activities to the extent required. The Company believes it can build upon these same service offerings to support new products to be delivered from its Neumobility division.

Major Customers

Customers of the Company's Blackbird Platform Products were wireless telephone carriers. The Company had agreements expiring in 2001 with Verizon Wireless and Cingular Wireless. Revenues from the Company's agreements with Verizon accounted for 21% of the Company's total revenues in 2001 and 24% in 2000. See "Business Risks -- Limited Customer Base; Reliance on Significant Customers" below.

Competition

The market for the Company's products and services is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. The Company believes that the principal competitive factors in the markets in which the Company competes include factors such as product effectiveness, quality and ease of use, technical support, customer service, price, the availability of real-time information and the financial stability of the vendor. A number of companies currently offer one or more products or services similar to the products and services offered by the Company. In addition, many carriers and vendors of telecommunications products are, or may be capable of, developing and offering products and services that are competitive with the Company's current or future offerings. Trends in the telecommunications industry, including greater consolidation and technological developments that make it easier or more cost-effective for carriers to develop or provide certain services themselves, could affect demand for any new products or services offered by the Company, and could make it more difficult for the Company to offer cost-effective alternatives to a carrier's own in-house capabilities.

The Company is aware of several large and many small competitors that currently compete directly with the Company's prepaid phonecard products. In part, these competitors include both the long-distance telecommunications service providers as well as their service resellers, including service providers and resellers for which the Company resells prepaid long-distance telephone services through its prepaid phonecard products. Many of these competitors, including AT&T Corp., MCI WORLDCOM, Inc., Sprint Corporation, Verizon Select Services, Inc., Qwest, IDT Corp., and 9278 Communications, Inc., are substantially larger and have longer operating histories, greater name recognition, larger customer bases, and substantially greater financial, marketing, technical and other resources than the Company. Additional competitive factors in the prepaid phonecard arena include factors such as efficiency and depth of distribution channels, marketing capabilities and name recognition. The prepaid phonecard business does not have high entry barriers, and price competition is fierce. This has led to pressure on gross margins. Certain competitors have exited this market to focus on other telecommunications businesses.

The location-based services and mobile commerce market is in its early stages. The Company believes that there will be several categories of competitors for its products and services. These may include both network-based and GPS-based geo-location position determination equipment providers, wireless switch providers, wireless carriers and applications software providers. These companies include: TruePosition, Inc., the Grayson Wireless division of Allen Telecom, Inc., Cell-Loc, Inc., Cambridge Positioning Systems, Intrado, Inc., SiRF Technology, Inc., SignalSoft Corp., the XYPoint division of TeleCommunication Systems, Inc., the SnapTrack, Inc. division of Qualcomm, Inc., Alcatel, Ericsson Inc., Nortel Networks Corp., Motorola Inc., Verizon Wireless, Cingular Wireless, Sprint, AT&T Wireless, Voicestream Wireless, Airbiquity, Inc., Webraska Mobile Technologies S.A., Mforma Corp., Autodesk, Inc., MapInfo Corp., and others. Many of these competitors are substantially larger and have longer operating histories, greater name recognition, larger customer bases, and substantially greater financial, marketing, technical and other resources than the Company.

See generally "Business Risks -- Competition" below for a more detailed description of the risks and uncertainties associated with competition involving the Company and its current and future products and services.

Manufacturing and Third-Party Vendors

The Company has been and will continue to be dependent on third-party vendors for software that is incorporated in its products. The Company's current software products have been designed to adhere to the UNIX operating system standard that can operate on standard computer equipment sold by several manufacturers and vendors.

In connection with its prepaid phonecard products, the Company has been and will continue to be dependent on third-party long-distance telephone service providers and their resellers for a package of accurate, reliable and competitively-priced telecommunications services, access numbers, PIN codes and, in some cases, prepaid phonecards produced by third parties. While these components are generally available from multiple sources, the Company currently acquires them from a relatively limited number of suppliers. See also "Business Risks -- Dependence on Third-Party Vendors" below.

Proprietary Rights

The Company's success will depend, in part, on its ability to protect its technology, processes, trade secrets and other proprietary rights from unauthorized disclosure and use and to operate without infringing the proprietary rights of third parties. The Company's strategy is to protect its technology and other proprietary rights through patents, copyrights, trademarks, nondisclosure agreements, license agreements and other forms of protection. The Company has been active in pursuing patent protection for technology and processes involving its products that it believes to be proprietary and to provide a potential competitive advantage for the Company. To date, the Company owns 14 issued United States patents relating to its products. In addition, the Company has also licensed patents from third parties in an effort to maintain flexibility in the development and use of its technology. The Company also attempts to protect its proprietary rights through the use of nondisclosure agreements with its employees and consultants, and license agreements with customers, which contain restrictions on disclosure, use and transfer of proprietary information. The Company further employs various physical security measures to protect its software source codes, technology and other proprietary rights. See also "Business Risks -- Uncertainty Regarding Proprietary Rights" below.

Employees

As of February 28, 2002, the Company had 28 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. See also "Business Risks-Dependence on Personnel" below.

Business Risks

The Company operates in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in this report or any other disclosures or statements, oral or written, made by or on behalf of the Company. Readers should pay particular attention to the descriptions of risks and uncertainties described below.

Need for Additional Financing.

The Company's needs for additional financing will depend upon a number of factors, including, but not limited to, the commercial success of the Company's existing products and services, the timing and success of new products and services (if any), the progress of the Company's research and development efforts, the Company's results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or acquisitions of businesses, technologies or assets. In addition, the Company historically has experienced uneven cash flow and operating results, and, during two of the past five years, significant operating losses. The Company believes the combination of existing cash reserves and projected cash flow from operations will provide sufficient cash to fund its operations for at least the next 18 to 24 months. However, if the Company is unable to achieve positive cash flow or achieves sales growth requiring working capital beyond current amounts, the Company may be required to seek additional financing sooner than currently anticipated or may be required to curtail some of its activities. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company's failure to obtain such additional financing, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations. See also "Nasdaq National Market System Listing Requirements" below.

Fluctuations in Quarterly Performance.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations may continue and/or intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, such as: rapid industry change and technological obsolescence; changes in regulations affecting the wireless industry; limited customer base and reliance on a relatively small number of customers and customer contracts; dependence on a limited number of existing products and services; uncertainty of continued demand for and market penetration of its existing products and services under existing and future contracts; long sales cycles; uncertainty in its ability to timely develop, introduce and gain acceptance of new products and services; uncertainty of the demand for and market penetration of new products and services; the possible impact of competitive products and pricing; the risk that its current and future products may contain errors or be affected by technical problems that would be difficult and costly to detect and correct; reliance on a limited number of outside vendors for key components and processes; potential difficulties in managing changing business conditions; the availability of financing; changes in the Company's operating expenses; uneven revenue streams; the timing of payments by customers; the Company's revenue recognition practices and policies; and general economic conditions. There can be no assurance that the Company's results of operations will not vary significantly among quarterly periods or that in future quarterly periods the Company's results of operations will not be below prior results or the expectations of public market analysts and investors.

Volatility of Stock Price.

The market for the Company's common stock is highly volatile and has had limited trading volumes in recent quarters. The trading price of the Company's common stock has been and could continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in the Company's revenue and revenue growth rates, changes in the Company's stock market listing status, as well as other events or factors. See "Business Risks -- Fluctuations in Quarterly Performance" above and "Nasdaq National Market System Listing Requirements below. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company competes have resulted, and could in the future result, in an adverse effect on the market price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

Nasdaq National Market System ("Nasdaq") Listing Requirements.

Nasdaq requires a minimum $5 million value of public float for continued listing on the Nasdaq National Market System. At December 31, 2001 the Company's stock price was $2.29 and the market value of its public float was approximately $5.1 million. On March 1, 2002 the Company's closing stock price was $2.12 and the market value of its public float was approximately $4.8 million. On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days. If the Company fails to increase its public float value to $5 million for 10 consecutive trading days prior to June 3, 2002, Nasdaq has the right to delist the stock or require the Company to move its stock to the Nasdaq SmallCap Market System. The Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

At December 31, 2001, the Company's stockholder's equity was $8.9 million. The SEC has recently approved certain changes to Nasdaq's continued listing quantitative standards. Effective November 30, 2002, Nasdaq's current $4 million net tangible asset standard is being replaced with a $10 million stockholder's equity requirement for continued listing on the Nasdaq National Market System. If the Company fails to increase its stockholder's equity to $10 million by November 1, 2002, Nasdaq has the right to delist the stock or require the Company to move its stock to the Nasdaq SmallCap Market System. In the event the Company's stockholder's equity does not rise above $10 million by November 1, 2002, the Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

History of Net Losses; Accumulated Deficit

As of December 31, 2001, the Company had an accumulated deficit of $21.1 million, the majority of which accumulated during the three years ended December 31, 1998. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue and earnings levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Operating results for future periods are subject to numerous risks and uncertainties, including those specified elsewhere in this report. If the Company is not successful in addressing such risks and uncertainties, the Company's business, financial condition and results of operations will be materially adversely affected.

Dependence on Limited Product Base; Uncertainty of Widespread Market Demand.

The Company's revenues and profits have been and can be expected to continue to be derived from a limited number of products and services. See "Business -- Major Customers" above. The Company's future operating results will not benefit from revenue from Blackbird Platform Products as they were discontinued at December 31, 2001. The Company anticipates that its prepaid phonecard products will account for nearly all of the Company's revenue in 2002. As a result, the Company's near-term operating results will depend on the demand for and market acceptance of prepaid phonecard products. The market adoption and profitability of the Company's prepaid phonecard products will need to increase in order to achieve the Company's income targets for that product line. The market for mobile location products and services is new and its potential is uncertain. The Company needs wireless network operators to launch and maintain mobile location position services allowing the Company's products and services to succeed in the future. The Company cannot be assured that wireless carriers will accept the Company's products or services or that end users will purchase mobile location services in the future. Although the Company believes that its product and services present the basis for growth for the Company's business, there can be no assurance that its products and services will achieve widespread market penetration or that the Company will derive significant revenues or profits from the sale of such products and services.

Dependence on New Product Development and Product Enhancements.

The Company's future success will depend, in part, on its ability to timely develop, introduce and gain acceptance of new products and services and enhancements to existing products and services to meet the needs of the Company's target industries. The Company's Blackbird Platform Products have been discontinued as of December 31, 2001 and future revenue from its Neumobility Products is uncertain. The Company is continually seeking to enhance its existing products and to develop new products. However, the Company remains subject to all of the risks inherent in product development, including unanticipated technical or other development problems that could result in material delays in product introduction and acceptance or significantly increased costs. The Company will be required to fund adequate product development for its Neumobility Products to meet customer demands and to expand its infrastructure during an initial sales cycle whose terms are not yet known. There can be no assurance that the Company will be able to successfully enhance existing products or develop new products, or to timely introduce and gain acceptance of such enhancements and new products in the marketplace.

Dependence on Third-Party Vendors; Location equipment; Bandwidth.

The Company has been and will continue to be dependent on third-party vendors for a variety of components incorporated in its products and services, including such items as quality long-distance service and related telecommunications services, competitive end-user rates and wholesale discounts. Accurate and reliable access numbers and PIN codes, prepaid phonecards, computer equipment, network services, maintenance services and certain software are also required. While available from multiple sources, some of these items are obtained from a single supplier or a limited number of sources. Although the Company believes that there are currently available substitute sources for all of these items, the Company could be required to redesign or modify affected products to accommodate for substitutions. The Company's reliance on third-party suppliers generally, and a sole or a limited number of sources in particular, involves several risks, including financial condition of the suppliers and a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. There can be no assurance that the Company will be able to procure necessary components on a satisfactory and timely basis. Any failure or delay in obtaining necessary components or, if necessary, establishing alternative procurement arrangements, could cause delays in product commercialization and could require product redesign or modification. There can be no assurance that the Company could complete any necessary modifications in a timely manner or that modified or redesigned products would maintain current functionality or performance features or could be successfully commercialized. Any inability or delay in establishing necessary procurement arrangements or successfully modifying products could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company's Neumobility products are dependent on third party location services companies to build and install location equipment in conjunction with wireless carriers. Technical failures, delays, increased costs or new technology associated with developing or installing location equipment could delay demand for the Company's products and services.

Risk of Product Defects; Product Design Flexibility

It is common for hardware and software as complex and sophisticated as that incorporated in the Company's products and services to experience errors or "bugs" both during development and subsequent to commercial deployment. There can be no assurance that any errors in the Company's existing or future products will be identified, and if identified, corrected. Any such errors could delay additional installations of products and require modifications in products that have already been installed. Remedying such errors may continue to be costly and time consuming. Delays in remedying any such errors could materially adversely affect the Company's competitive position with respect to existing or new products offered by its competitors. Once the Company's products are installed, they may be subject to compliance with certain contractual requirements, which may include acceptance testing to ensure that they are properly installed and performing in accordance with contractual specifications. In addition, product warranties may be included as part of the Company's contractual obligations. To the extent that available support or maintenance fees from its products are not adequate to cover the costs of making any necessary modifications or meeting the Company's warranty obligations, the Company could be required to make significant additional expenditures, which could have a material adverse effect on the Company.

The Company's Neumobility products have been designed to be operated on a variety of hardware and software used by customers. The software must be regularly updated to keep pace with changes in hardware, software, communication, browser and other technology. Uncertainties about the timing and nature of vendors' new product announcements or introduction of changes to operating systems could require increased research and development spending by the Company. Failure of the Company's products to operate effectively across existing and future versions of hardware and software used by customers could limit or reduce the market for the Company's products and have a material adverse effect on the Company's business, financial condition and results of operations.

Competition.

The market for the Company's products and services is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. A number of companies currently are developing or offer one or more products or services similar to the products and services being developed or being offered by the Company. In addition, many carriers and vendors of telecommunications products are or may be capable of developing and offering products and services that are competitive with the Company's current products and services or any new products or services that the Company may offer in the future. See "Business -- Competition" above.

The Company is aware of many competitors that currently compete, or are expected to compete in the future, directly with the Company's prepaid phonecard products. The market for prepaid phonecards in the United States is increasingly competitive and highly sensitive to declining prices. Per-minute pricing continues to decline, and in some cases has declined faster than costs, resulting in pressures on gross margins. The Company's strategy is to locate high quality, low-cost product and sell directly to distributors and retailers. There can be no assurance that the Company will be able to maintain or increase its gross margins in the prepaid phonecard segment. In part, the Company competes with the long-distance telecommunications service providers as well as their service resellers, including service providers and resellers for whom the Company resells prepaid long-distance telephone services through its prepaid phonecard products. Many of these competitors, including AT&T Corp., MCI WORLDCOM, Inc., and Sprint Corporation, are substantially larger and have longer operating histories, greater name recognition, larger customer bases, and substantially greater financial, marketing, technical and other resources than the Company.

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

To remain competitive, the Company will need to continue to invest in engineering, research and development, sales and marketing, customer service and administrative systems. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors.

Limited Customer Base; Reliance on Significant Customers.

The Company's potential customer base has been relatively limited due to the significant concentration of ownership and/or operational control of wireless communication markets. The nature of the Company's business is such that one or more single customers and their affiliates have accounted for more than 10% of the Company's phonecard, product and service revenues during a given fiscal year. Sales to customers aggregating 10% or more, either individually or combined as affiliates due to common ownership, were concentrated as follows: one customer whose purchases represented 21% of consolidated 2001 sales, one customer whose purchases represented 24% of consolidated 2000 sales, and four customers whose purchases represented 46%, 21%, 14% and 12% of consolidated 1999 sales. The aggregate sales to these customers represented 21% of the Company's consolidated phonecard and services revenue in 2001, and 24% and 93% of the Company's consolidated phonecard, systems and service revenues in 2000 and 1999, respectively. There can be no assurance that such customers will continue to maintain business relationships with the Company. Accordingly, the loss of one or more major phonecard customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Strategic Relationships and Partnerships.

The Company will need to establish and maintain strategic relationships in the geo-location wireless marketplace. The Company's objectives and goals for strategic alliances include joint ventures with respect to technology, joint sales and marketing relationship and alliances for new product development and for the creation of new markets. The Company's success will depend on strategic relationships to offer products and services to a larger customer base than can be reached through its direct sales efforts. The Company cannot be assured that it will be able to maintain, expand or enter into new relationships or that the relationships will be on commercially reasonable terms. If the Company is unable to develop strategic relationships, it will need to use substantially more resources to develop, distribute and market its products and services than planned, and could lose the customer introductions and co-marketing benefits anticipated from such relationships.

Ability to Manage Product Distribution Channels.

The Company's prepaid phonecard products are currently marketed through multiple distribution channels. The Company believes that its dependence on distributors and these other sales and marketing relationships will increase in the future, both with respect to its prepaid phonecard products and new products and services that the Company may offer in the future. There can be no assurance that any existing or future distributors or other sales and marketing partners will not become competitors of the Company with respect to its prepaid phonecard products or any new products and services, either by developing their own competitive products and services or by distributing the competitive offerings of others. Any failure by the Company's existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on the

Company's business, financial condition and results of operations.

Ability to Manage Changing Business Conditions.

The Company's future operating results will depend, among other things, on its ability to manage changing business conditions. If the Company's management is unable to effectively expand its products and services beyond its traditional businesses into new arenas, its business, financial condition and results of operations could be materially adversely affected. The Company's ability to manage changing business conditions depends, in part, on its ability to attract, train and retain a sufficient number of qualified personnel to meet the ongoing needs of the Company. During 1998 and 1999, the Company implemented a restructuring plan that included, among other initiatives, reducing its workforce by approximately 80% from December 1997 staffing levels. During 2001 the Company further reduced its workforce as its Blackbird Platform Product Line approached the end of its business life and as it restructured its Isis sales offices to more closely align with its revenue stream. Failure to properly manage the effects of such activity may limit the Company's ability to attract, train and retain qualified personnel and may increase the Company's recruiting and training costs. If the Company is unable to recruit and retain a sufficient number of qualified personnel, it could be forced to limit its growth or possibly curtail its operations. There can be no assurance that the Company will be successful in attracting, training and retaining the required number of qualified personnel to support the Company's business in the future. Failure to manage the Company's operations with the reduced staffing levels discussed above may further strain the Company's management, financial and other resources, and could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Personnel; Adequate Staffing Levels and Management of Growth.

The Company's future success depends in large part on its ability to continue to attract, motivate and retain highly qualified personnel, particularly the members of its senior management and certain other employees who may be difficult to replace. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The Company also believes stock options are a critical component for motivating and retaining its key personnel. The decline in the Company's stock price during the past several years has made stock options previously granted with higher exercise prices less valuable to the Company's current employees and has consequently made it more difficult for the Company to retain its key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company does not maintain any key-man life insurance policies on any of its employees.

The Company's accounting and financial requirements have become more complex with the addition of its ISIS business and this trend is expected to continue as its Neumobility products reach the marketplace. The Company's failure to adequately recruit, hire, train and retain sufficient qualified staff to enable proper financial and accounting control of the Company's future growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risk of System Failure and Risk of Network Security Failure

The Company operates and maintains internal computers and telecommunication equipment. The Company's operations are dependent upon its ability to maintain such equipment and systems in effective working order and to protect them against damage from fire, natural disaster, power loss, communications failure, unauthorized entry or other events. Although the Company provides back up for substantially all of its systems, these measures do not eliminate the risk to the Company's operations from a system failure. In addition to its own systems, the Company relies on certain equipment, systems and services from third parties that are also subject to risks, including risks of system failure. There can be no assurance that the Company's property and business interruption insurance will be adequate to compensate the Company for any losses that may occur in the event of a system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's systems may be vulnerable to security risks or service disruptions that could harm the Company's business. Potential unauthorized access to the Company's systems could result in technical difficulties including delays, loss of data, and inability to process user requests or network downtime causing business interruption. Such events could be very expensive to remedy and could damage the Company's reputation, discouraging customers from using the Company's products or services. Any major disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

International Operations.

To the extent that the Company pursues potential sales opportunities for its products and services in international markets, the Company is and will remain subject to all the risks inherent in international sales activities, such as lengthy sales cycles, high costs of sales, changes in export, import, tariff and other trade regulations, currency exchange rates, foreign tax laws and other legal, economic and political conditions. There can be no assurance that the occurrence of any of the foregoing will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, the laws of certain foreign countries do not protect the Company's intellectual property to the same extent as the laws of the United States. See "Business Risks -- Uncertainty Regarding Proprietary Rights." In certain international markets, the Company may need to modify its products or develop new or additional products to adapt to the different wireless technologies or network standards utilized by the carriers in such markets. There can be no assurance that the Company's marketing efforts and technological enhancements will result in successful commercialization or market acceptance or penetration in such international markets. If the Company is unable to adequately anticipate and respond to marketing or technological requirements in the international marketplace, the Company's business, financial condition and results of operations could be materially adversely affected.

Government Regulation; Legal Uncertainties; Website Information; Personal Data

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

The Company may be subject to claims relating to information available on its website, or from information or content accessible from the Company's websites through links to other websites or through content and materials posted in chat rooms or bulletin boards. The Company's commercial liability insurance may not provide adequate protection against these types of claims.

The Company may be limited by domestic or international regulations promulgated that limit the use of mobile location services with respect to personal privacy. The FCC may adopt regulations related to European Union directives prohibiting the transmission of personally identifiable data to third parties deemed to provide inadequate privacy protection for that information. Congress has been considering legislation that may regulate wireless carriers' use of call location information. The Company may also be impacted by FCC actions relating to protection of the privacy of a caller's location for E911 as well as for commercial services. Any new legislation or regulation, or the application of laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Litigation.

From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Properties

The Company leases approximately 10,000 square feet of general office space in Seattle, Washington for its corporate offices under a three-year non-cancelable operating lease that expires in September 2003. The lease contains renewal options and provides for the pass-through to the Company of increases in operating and other costs. Additionally, the Company currently has two lease arrangements in connection with its prepaid phonecard operations consisting of a 12-month lease for approximately 1,700 square feet of general office space in Boston, Massachusetts expiring November 2002 and a three-year lease for approximately 1,700 square feet of general office space in Los Angeles, California expiring March 2003.

Item 3. Legal Proceedings

From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is therefore unable to assess the likely outcome of the case.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth, for each quarter during fiscal 2000 and 2001 and for the period from January 1, 2002 through March 22, 2002, the reported high and low sales prices of the Company's Common Stock on The Nasdaq Stock Market (National Market System) (Symbol: "CTSC").

                                                          Sales Price
                                                          -----------
                                                     High               Low
                                                     ----               ---
                 2000
                 ----
                 First Quarter                      $18.56             $7.56
                 Second Quarter                      16.38              6.75
                 Third Quarter                       11.38              7.06
                 Fourth Quarter                       8.50              2.22
                 2001
                 ----
                 First Quarter                        7.00              2.31
                 Second Quarter                       5.00              2.25
                 Third Quarter                        3.44              2.07
                 Fourth Quarter                       3.76              1.99
                 2002
                 ----
                 First Quarter through
                 March 22, 2002                       2.46              1.91

As of March 22, 2002, the number of holders of record of the Company's Common Stock was 203, and the number of beneficial shareholders was estimated to be in excess of 4,500. There were no dividends paid or other distributions made by the Company with respect to its Common Stock during 2001 or 2000 and the Company has no plans for any such payments in the future.

Nasdaq requires a minimum $5 million value of public float for continued listing on the Nasdaq National Market System. At December 31, 2001 the Company's stock price was $2.29 and the market value of its public float was approximately $5.1 million. On March 1, 2002 the Company's closing stock price was $2.12 and the market value of its public float was approximately $4.8 million. On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days. If the Company fails to increase its public float value to $5 million for 10 consecutive trading days prior to June 3, 2002, Nasdaq has the right to delist the stock or require the Company to move its stock to the Nasdaq SmallCap Market System. The Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

At December 31, 2001, the Company's stockholder's equity was $8.9 million. The SEC has recently approved certain changes to Nasdaq's continued listing quantitative standards. Effective November 30, 2002, Nasdaq's current $4 million net tangible asset standard is being replaced with a $10 million stockholder's equity requirement for continued listing on the Nasdaq National Market System. If the Company fails to increase its stockholder's equity to $10 million by November 1, 2002, Nasdaq has the right to delist the stock or require the Company to move its stock to the Nasdaq SmallCap Market System. In the event the Company's stockholder's equity does not rise above $10 million by November 1, 2002, the Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

Item 6. Selected Consolidated Financial Data(1)

                                                              Year Ended December 31,
Statement of Operations Data:                           (In 000's, except per share amounts)
                                           ------------------------------------------------------------------
                                             2001          2000          1999           1998           1997
                                             ----          ----          ----           ----           ----
Revenues                                   $20,416       $25,973       $10,241       $ 11,955        $30,255
Net Income (Loss)                              611         2,552         2,599        (10,860)        (5,046)
Basic Earnings (Loss) Per Share(2)            0.27          1.12          1.14         (4.76)          (2.22)
Diluted Earnings (Loss) Per Share(2)          0.27          1.09          1.13          (4.76)         (2.22)
Weighted Average Shares Outstanding:
     Basic                                   2,292         2,287         2,282          2,281          2,273
     Diluted                                 2,302         2,339         2,292          2,281          2,273
Cash Dividends Declared                         --            --            --             --             --

                                                                     December 31,
Balance Sheet Data:                                                   (In 000's)
                                           ------------------------------------------------------------------
                                             2001          2000          1999           1998           1997
                                             ----          ----          ----           ----           ----
Working Capital                            $ 6,523       $ 5,443       $ 3,621       $    596        $ 6,535
Cash                                         6,353         4,529         4,787          1,567          3,448
Long Term Investment                         1,754         1,758         1,000             --             --
Total Assets                                 9,990         9,774        10,202          8,102         20,721
Total Stockholders' Equity                   8,879         8,268         5,673          3,072         13,890

--------
(1) Certain reclassifications have been made to the prior year financial statements to conform to the current period's presentation.

(2) Per share amounts and weighted average shares outstanding have been retroactively adjusted to give effect to the one-for-ten reverse stock split effective January 5, 1999. In years where the Company incurred a net loss, common equivalent shares were not used in calculating diluted earnings per share, as the effect would be antidilutive.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note A in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses based on past collection history and specific risks identified in the portfolio, resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Sales Returns

The Company maintains a provision for estimated sales returns of prepaid phonecards. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Inventory

The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. An allowance for obsolete inventory is maintained to reflect the expected un-saleable inventory based on an evaluation of slow moving products. It is possible that changes in required inventory reserves may occur in the future.

Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

Long-Term Investment

The Company accounts for its investment in True Position, Inc. of $1,754,000 under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any decline in fair value of its investment is other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. If the decline in fair value is determined to be other-than-temporary and below the accounting basis, the Company would record an expense to reduce the cost to fair value.

Overview

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 13 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During 1999 and 2000, the Company implemented a short and long-range strategic plan to diversify its product mix, both within and outside of the telecommunications industry. This diversification strategy is at the foundation of the Company's future plans.

Products

Prepaid Long-Distance Phonecard Products

To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also markets prepaid wireless phones and phonecards. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. The Company anticipates that its ability to provide aggressive per-minute rates, broad multi-level distribution coverage, and quality customer service will provide the key ingredients for improving revenue and profitability of this product line for the Company. Isis has sales offices in Los Angeles and Boston.

Geo-Location Wireless Applications Investment and Product Development

The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wireline 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. The Company expects to leverage its entrance into the geo-location marketplace by developing, marketing, distributing, and supporting a suite of commercial geo-location applications as the technology evolves and is deployed by all wireless carriers to comply with the FCC's requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free value-added services. The application suite will include: NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing; NeuMerchant'TM', which allows for the tracking of merchant offers and creates metrics to analyze the impact of marketing efforts; NeuMap'TM', which creates directions based upon positioning data; NeuList'TM', which adds a location-sensitive component to wireless e-mail functions; and NeuJournal'TM', a journaling feature which allows for the documentation of location and content. The Company completed the initial product suite in 2001.

The Blackbird Platform Products

The Company's Blackbird Platform product line included a suite of radio frequency based platform solutions focusing on wireless fraud prevention. It involved various forms of "pre-call" verification to ensure that the use of an analog wireless telephone was legitimate before the device was allowed to connect to a carrier's analog wireless communications network. Blackbird Platform products were initially installed in over 2,000 cell sites in the US by wireless carriers in 1996-1998. As digital wireless communication was adopted, analog fraud decreased, and carriers gradually removed the Blackbird Platform products from service. The final contract expired December 31, 2001, and no future revenue is anticipated from the Blackbird Platform product line.

Revenue and Expense

Revenue

During 2001, the Company generated revenue through two sources: (i) Isis pre-paid phonecard product sales and (ii) Blackbird service revenue.

Prepaid phone-card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. The revenue is recognized at shipment of product, net of reserves for estimated returns. The Company maintains an allowance for sales returns for prepaid phonecards based on estimated returns in accordance with SFAS 48. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

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

Systems revenues are recognized when all of the following conditions are met:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred (including satisfaction of contract criteria and that there are no additional undelivered elements essential to the functionality of the delivered products. Revenues are deferred for undelivered non-essential elements based on vendor specific objective evidence of the fair value for all elements of the arrangement); (iii) the amount is fixed and determinable; and (iv) collectability is probable. There were no systems revenues during 2001.

Costs and Expenses

Costs of phonecards, services and systems are primarily comprised of the costs of: (i) prepaid phonecard costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) customer support; and (iv) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's ongoing hardware maintenance service activities.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation and fixing and refining features for the software and hardware components included in the Company's current and future products and services.

The Company expects that its costs and expenses in these and other areas will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development to develop new products and services to address emerging market opportunities, including those in the geo-location and prepaid phonecard markets; (ii) enhance its sales and marketing activities; and
(iii) enhance its general and administrative activities.

Year ended December 31, 2001 compared to year ended December 31, 2000

Overview

Total revenues decreased 21% to $20,416,000 in 2001 from $25,973,000 in 2000.
Net income was $611,000, or $0.27 per diluted share in 2001, compared to net income of $2,552,000, or $1.09 per diluted share in 2000. The Company recognized a tax benefit of $11,000 in 2001 compared to a tax expense of $58,000 in 2000, including federal alternative minimum taxes and state income taxes. The consolidated revenue decrease was a result of lower systems and service revenue from both the Company's Blackbird Platform products and Isis prepaid phonecard segments as described below under "Revenue".

The $1.9 million decrease in net income for 2001 in comparison to 2000 is due to several factors:

         Total gross margin decreased by $1.1 million from the 2000 year to the 2001 year. Gross margin in the Blackbird segment decreased by $1.4 million as revenue declined by $2.7 million and costs to provide the services were reduced by $1.3 million. Gross margin in the Isis segment increased by $0.3 million as revenue declined by $2.9 million and costs were reduced by $3.2 million.

         Operating expenses increased $0.1 million due to $0.4 million of increased R&D spending for the Company's Neumobility product line, partially offset by $0.1 million reduced sales and marketing and $0.2 million reduced G&A spending.

         Other income decreased $0.7 million as the Company recognized a one-time net arbitration settlement (excluding interest) of approximately $0.9 million during 2001 related to the Blackbird segment, compared to a one-time net payment from settlement of litigation in the amount of approximately $1.5 million during 2000 related to the Isis segment. Additionally, there was approximately $0.1 million in asset sales in 2000.

Revenue

Prepaid phonecard revenue decreased 16% to $15,148,000 in 2001, from $18,033,000 in 2000. The decrease is due to reduced demand for the Company's current product offerings, lower headcount in the Company's ISIS segment and the closure of the Company's New York and Chicago offices during 2001.

Service and systems revenue decreased 34% to $5,268,000 in 2001 from $7,940,000 in 2000. All of the 2001 and 2000 service revenue was derived from Blackbird Platform Products. There was no systems revenue in 2001, a decrease from $708,000 recognized in 2000 when the Company recognized revenue from certain systems upgrades. The service revenue decrease is due to fewer cell sites under contract during 2001 as compared to 2000. There will be no Blackbird revenue in 2002 as the Company's customer contracts for periods after December 2001 were not renewed.

Costs and expenses

Cost of phonecards, services and systems decreased by $4,433,000 to $16,099,000 in 2001 from $20,532,000 in 2000. As a percent of total revenue, the costs were 79% for both the 2001 and 2000 periods. Blackbird gross margins were 76% and 67% for 2001 and 2000, respectively. Isis gross margins were 2% and 0% for 2001 and 2000, respectively. The Isis segment recorded approximately $0.4 million in inventory reserves in cost of sales during 2001, and approximately $1.4 million during 2000, including approximately $1.3 million related to the bankruptcies of three of its suppliers.

Sales and marketing expenses decreased 10% to $1,241,000 in 2001 from $1,373,000 in 2000. As a percent of total revenue, the costs were 6% and 5% for 2001 and 2000, respectively. The decrease in sales and marketing expenses is attributable to headcount reductions for the Isis segment in 2001 compared to 2000 and a decrease in sales and marketing expenditures for the Blackbird Platform products, offset by increased spending for Neumobility products.

General and administrative expenses decreased 7% to $1,917,000 in 2001 from $2,063,000 in 2000, primarily due to headcount and overhead reductions as compared to the prior year.

Research and development costs increased 24% to $1,841,000 in 2001 from $1,480,000 in 2000. The increase was attributable to increased spending on new product development in the geo-location application technology area.

Other Income, net

Net other income decreased to $974,000 in 2001 from $1,669,000 in 2000. The 2001 period included a net arbitration settlement (excluding interest) of approximately $900,000 related to the Blackbird business segment. The 2000 period included a net litigation settlement of approximately $1,500,000 related to the Isis phonecard business segment. Other income also includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense

Net interest income decreased to $308,000 in 2001 from $416,000 in 2000. This decrease is attributable to lower interest rates earned on invested cash balances in the current year compared to prior year, which included interest earned on a note with KSI, Inc. that was outstanding during the prior year, offset by pre-award interest received on an arbitration settlement in 2001.

Year ended December 31, 2000 compared to year ended December 31, 1999

Overview

Total revenues increased 154% to $25,973,000 in 2000 from $10,241,000 in 1999, and the Company generated net income of $2,552,000, or $1.09 per diluted share in 2000, compared to $2,599,000, or $1.13 per diluted share in 1999. The Company recognized an alternative minimum tax expense of $58,000 in 2000 compared to $31,000 in 1999.

As described below, the increased overall revenue was due to an increase in revenue from the Company's ISIS Tele-Communications, Inc. subsidiary from prepaid long distance phone products, offset by a 22% decrease in combined sales and service revenue from the Company's Blackbird Platform Products. The Company attributes the lower revenue from its Blackbird Platform Products to: (i) a reduction in domestic market opportunities for the Company's cloning fraud prevention technology due to the effectiveness of this and other authentication-based products in combating cloning fraud; (ii) lower market penetration than originally planned of Company's cloning fraud prevention technology; and (iii) the lack of significant additional new sales of the Company's cloning fraud prevention technology in 2000.

Revenue

Prepaid phonecard revenue totaled $18,033,000 in 2000. Revenue was $19,000 from sales of prepaid phonecards in 1999.

Service and systems revenue decreased 22% to $7,940,000 in 2000 from $10,222,000 in 1999 due to the factors discussed above.

Cost and Expenses

Costs of phonecards, services and systems increased to $20,532,000 in 2000 from $3,745,000 in 1999. As a percent of total revenue, the costs were 79% and 37% for the 2000 and 1999 periods, respectively. The increase in the amounts and percentages of costs for 2000 relative to 1999 is primarily due to the prepaid phonecard business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's other products. Included in costs of goods sold for the Company's Isis subsidiary were write-offs related to bankruptcies of three of its suppliers during 2000 totaling approximately $1.3 million. Partially offsetting these increases in costs were decreases in amortization of capitalized software development costs and expense reductions relating to reduced headcount and consolidation of warehousing facilities.

Sales and marketing expenses increased to $1,373,000 in 2000 from $685,000 in 1999. As a percent of total revenue, the costs were 5% and 7% for the 2000 and 1999 periods, respectively. The increase in sales and marketing expenses is attributable to costs incurred in selling and marketing prepaid phonecards in 2000 offset by a decrease in sales and marketing expenses for the Blackbird Platform products.

General and administrative expenses remained comparable at $2,063,000 and $2,137,000 in 2000 and 1999, respectively.

Research and development costs decreased to $1,480,000 in 2000 from $1,593,000 in 1999. The decrease in expenditures in 2000 was attributable to reduced staffing levels and related expenditures from the prior year period, partially offset by increased spending on product enhancements and new product research in the geo-location application technology area.

Other Income, net

Net other income was $1,669,000 in 2000, compared to $274,000 in 1999. The 2000 period included a net legal settlement of approximately $1,500,000 received by the Company and the 1999 period included a net state sales tax refund of approximately $500,000.

Interest Income and Expense

Net interest income increased to $416,000 in 2000 from $275,000 in 1999, resulting from higher average cash balances on hand and higher average interest rates earned on invested cash in 2000 compared to 1999.

Liquidity and Capital Resources

The Company's capital requirements have historically consisted primarily of funding hardware and software research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On December 31, 2001, the Company's cash balance was $6.4 million as compared to $4.5 million on December 31, 2000. The Company's working capital increased to $6.5 million at December 31, 2001 from $5.4 million at December 31, 2000.

Net Cash provided by operating activities amounted to $1.9 million in 2001, compared to $1.1 million in 2000 and $4.2 million in 1999. Over the past few years operating cash flow has been impacted by the contractual timing of customer payments related to Blackbird sales agreements. Operating cash flow for 2001 was positively impacted by the Company's $0.6 million in net income and by decreases in receivables, inventories, prepaid assets and an increase in payables. It was negatively impacted by decreases in payroll-related liabilities and deferred revenue. Operating cash flow for the comparable 2000 period was positively impacted by the Company's $2.6 million in net income, non-cash expenses and balance sheet changes. The reduction in operating cash flow from 1999 to 2000 primarily reflects the reduced level of deferred revenue at December 31, 2000 as compared to the level at December 31, 1999.

Net cash used in investing activities totaled $55,000, $1,431,000 and $1,011,000 in 2001, 2000 and 1999, respectively. In 2000 the Company made an additional investment in TruePosition, Inc. of $0.8 million and purchased $0.7 million in equipment and leasehold improvement capital expenditures. In 1999 the Company invested $1.0 million in a convertible note receivable due from KSI, Inc., a provider of development-stage wireless geo-location technology. The note receivable and common stock were converted into common stock of TruePosition, Inc. during 2000. At December 31, 2001, the Company had no commitments for capital expenditures.

Net cash provided by financing activities resulting from the exercise of stock options totaling $0, $43,000 and $2,000 during 2001, 2000 and 1999, respectively.

Off-Balance Sheet Arrangements, Certain Trading Activities and Transactions with Related and Certain Other Parties

The Company has no disclosed or undisclosed off-balance sheet arrangements. The Company has future operating lease commitments of $0.4 million in 2002 and $0.3 million in 2003 relating primarily to office leases. The Company has no other debt or standby arrangements requiring future payments. The Company had not engaged in any trading activities involving non-exchange traded commodity contracts. The Company has no material transactions with related parties or other parties able to negotiate terms that would be more favorable than those available to clearly independent third parties.

Operating Trends

The Company earned $0.6 million for the year ended December 31, 2001, compared to $2.6 million for each of the years ended December 31, 2000 and December 31, 1999. As of December 31, 2001, the Company had an accumulated deficit of $21.2 million, which primarily accumulated during the three years ended December 31, 1998. During 1996 and 1997, the Company deployed its initial cloning fraud prevention Blackbird Platform Products and incurred substantial operating expenses during such deployment. During 1998, in response to unfavorable operating results, the Company implemented a restructuring plan that included, among other initiatives, streamlining the Company's operations to better balance expenses and revenues, and directing additional development efforts and resources towards new products to generate new sources of revenue.

In 2001, revenue from prepaid phonecards represented 74% of total revenue, and revenue from Blackbird Platform Products represented 26% of the Company's total revenue. The Company's Blackbird customer contracts were not renewed for 2002, and the Company does not anticipate any revenue from any Blackbird products after December 31, 2001.

Despite the Company's profitability, positive cash flow, and product diversification in 1999, 2000 and 2001, there can be no assurance that the Company's operations will be profitable on a quarterly basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Non-recurring, other income items favorably impacted results for calendar year 2000 and 2001. The Company does not anticipate any such items will occur in future periods. The Company will use its cash and cash flow to cover operating expenses for research and development, sales and marketing and general and administrative activities; capital expansion to support new product development including network and server expansion; potential acquisitions that may arise; and for other general corporate purposes. The Company expects to post quarterly losses during 2002 as it continues its development of its Neumobility products, and has budgeted less than $250,000 per month for these development efforts. While the Company believes that its current cash reserves and working capital will provide sufficient cash to fund its operations for at least the next eighteen to twenty-four months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

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

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The name, age, position with the Company and other information with respect to each of its directors and executive officers is as set forth below.

                                                                                                   Year First     Term of
Name                           Age                Position with Company                              Elected       Office
----                           ---                ---------------------                              -------       ------
Stephen Katz                    58   Chairman of the Board of Directors, Chief Executive              1988          2003
                                     Officer and Acting President
Lawrence Schoenberg(1)          69   Director                                                         1996          2002
Joshua J. Angel(1)              65   Director                                                         2001          2004
Henry B. Ellis(1)               52   Director                                                         2001          2004
Bruce R. York                   47   Vice President, Chief Financial Officer and Secretary             --            --

Business Experience

         Stephen Katz, Chairman of the Board of Directors, was Acting Chief Executive Officer and Acting President from November 1992 until February 1994, at which time he became Chief Executive Officer. Mr. Katz was re-appointed as Acting President in September 1998. Mr. Katz has been Chairman of the Board and a director of the Company since its inception and a member of the Management Committee of the predecessor partnership during the entire period of its existence. From September 1984 until September 1995, Mr. Katz was Chairman of the Board, Chief Executive Officer and until September 1993, President of Nationwide Cellular Service, Inc., which was the Company's majority stockholder until May 1992 and its largest stockholder, owning 34% of its outstanding shares, until September 1995. At that time such shares were distributed to Nationwide's stockholders, immediately prior to Nationwide's merger with MCI Communications Corp. In May 1996, Mr. Katz was appointed Vice-Chairman of the Board and Chief Executive Officer of Global Payment Technologies, Inc. (formerly Coin Bill Validator, Inc.) whose business is currency validation. Since September 1996 Mr. Katz has served as Chairman of the Board and Chief Executive Officer of Global Payment Technologies, Inc.

         Lawrence Schoenberg has been a director in September 1996. Mr. Schoenberg also serves as Director of Government Technology Services, Inc., Merisel, Inc., and Sunguard Data Services, Inc. Former directorships include Systems Center, Inc. (which was sold to Sterling Software, Inc.), SoftSwitch, Inc. (which was sold to Lotus/IBM Corp.), Forecross Corporation, Image Business Systems, Inc., and Penn America Group, Inc. Mr. Schoenberg founded AGS Computers, Inc. in 1967 and served as Chief Executive Officer until 1991. The company was sold to NYNEX in 1988. The microcomputer segment subsequently became a part of Merisel, Inc.

         Joshua J. Angel has been a director of the Company since June 2001. Mr. Angel is Founder and Senior Managing Shareholder of Angel & Frankel, P.C., a New York based law firm specializing in commercial insolvency and creditors' rights. Mr. Angel serves as a director of Dynacore Holdings Corporation. Mr. Angel has a B.S. from N.Y.U. and an L.L.B. from Columbia University.

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

         Bruce R. York joined the Company in April 1999 as Vice President and Chief Financial Officer. Mr. York has also served as Secretary since August 2000. Prior to joining the Company, Mr. York was the Director of Finance of Cell Therapeutics, Inc., a biopharmaceutical company, from February 1998 to February 1999. From May 1987 to January 1998, Mr. York held various positions with Physio Control International Corporation, a manufacturer of external defibrillators, in Seattle and London, including Director of Business Planning, Director of Finance
- Europe, Director of Finance and Corporate Controller, and Finance Manager. From September 1978 to April 1987, Mr. York held several positions with Price Waterhouse in Seattle and New York, including Senior Tax Manager. Mr. York is a C.P.A. and has an A.B. and an M.B.A. from Dartmouth College.

The Company's Board of Directors is divided into three classes. The Board is composed of two Class I directors, Mr. Angel and Mr. Ellis, one Class II director, Mr. Schoenberg, and one Class III director, Mr. Katz. The terms of the Class I, Class II and Class III directors expire on the dates of the 2004, 2002 and 2003 annual meetings, respectively. At each annual meeting, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Officers are elected annually at the discretion of the Board of Directors and serve at the discretion of the Board.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders under the caption "Executive Compensation and Related Information."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders under the caption "Security Ownership."

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements:

The following financial statements of Cellular Technical Services Company, Inc. are included as required to be filed by Item 8.

Report of Ernst & Young LLP, Independent Auditors.............................................  33
Consolidated Balance Sheets at December 31, 2001 and 2000.....................................  34
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....  35
Consolidated Statements of Stockholders' Equity for the years ended December 31,
   2001, 2000 and 1999........................................................................  36
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....  37
Notes to Consolidated Financial Statements....................................................  38

    2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts...............................................  52

All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

    3. Exhibits:

   3.1         Restated Certificate of Incorporation of the Registrant, as amended (1)
   3.2         Amendment to Restated Certificate of Incorporation of the Registrant (5)
   3.3         By-Laws of the Registrant (1)
   3.4         Amendment I to By-Laws of the Registrant, dated October 28, 1993 (3)
   4.1         Specimen Certificate for Common Stock of Registrant (1)
   7.1         1991 Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
   7.2         Amendment to 1991 Qualified Stock Option Plan dated July 11, 1996 (+)(5)
   7.3         1991 Non-Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
   7.4         Amendment to 1991 Non-Qualified Stock Option Plan dated July 11, 1996 (+)(5)
   7.5         1993 Non-Employee Director Stock Option Plan (+)(3)
   7.6         Amendment to 1993 Non-Employee Director Stock Option Plan dated July 11, 1996 (+)(5)
   7.7         Amendment to 1993 Non-Employee Director Stock Option Plan dated April 22, 1999 (+)(5)
   7.8         1996 Stock Option Plan (+)(4)
   7.9         Amendment to 1996 Stock Option Plan dated December 14, 1998 (+)(4)
  10.1         Lease Agreement between Registrant and ASA Properties, Inc. dated July 11, 2000 (7)
  21.1         Subsidiaries of the Registrant (8)
  23.1         Consent of Ernst & Young LLP, independent auditors (8)

----------
    (+)        Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
    (1)        Incorporated by reference to Registration Statement on Form S-1 declared effective on August 6, 1991 (File No.
                  33-41176).
    (2)        Incorporated by reference to Registration Statement on Form S-8 filed on March 7, 1994 (File No. 33-76128).
    (3)        Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended
                  December 31, 1993 (File No. 0-19437).
    (4)        Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June
                  30, 1995 (File No. 0-19437).
    (5)        Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended
                  December 31, 1993 (File No. 0-19437).
    (6)        Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended
                  December 31, 1993 (File No. 0-19437).
    (7)        Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2001 for the year ended
                  December 31, 1993 (File No. 0-19437).
    (8)        Filed herewith.


(b) Reports on Form 8-K

None.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.

We have audited the accompanying consolidated balance sheets of Cellular Technical Services Company, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

Seattle, Washington
February 8, 2002, except for Note B,
as to which the date is March 4, 2002.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                 (In 000's, except share and per share amounts)

                                                                                       December 31,
                                                                                -----------------------
                                                                                   2001           2000
                                                                                --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $  6,353       $  4,529
  Accounts receivable, net of reserves of  $259 in 2001 and $418 in 2000             529            793
  Employee receivable, net of reserves of $13 in 2001                                 16             60
  Inventories                                                                        531          1,096
  Prepaid expenses, deposits and other current assets                                205            471
                                                                                --------       --------
    Total Current Assets                                                           7,634          6,949
PROPERTY AND EQUIPMENT, net                                                          477            963
LONG TERM DEPOSIT                                                                     25             --
GOODWILL                                                                             100            104
LONG TERM INVESTMENT                                                               1,754          1,758
                                                                                --------       --------
TOTAL ASSETS                                                                    $  9,990       $  9,774
                                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $    847       $    550
  Payroll-related liabilities                                                        180            561
  Customers' deposits and deferred revenue                                            84            395
                                                                                --------       --------
    Total Current Liabilities                                                      1,111          1,506
STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
  Common Stock, $.001 par value per share, 30,000 shares authorized,
    2,292 shares issued and outstanding in 2001 and 2000                              23             23
  Additional paid-in capital                                                      29,976         29,976
  Accumulated deficit                                                            (21,120)       (21,731)
                                                                                --------       --------
    Total Stockholders' Equity                                                     8,879          8,268
                                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  9,990       $  9,774
                                                                                ========       ========

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                      (In 000's, except per share amounts)

                                                  Year Ended December 31,
                                           ------------------------------------
                                             2001           2000          1999
                                           -------        -------       -------
REVENUES
  Phonecards                               $15,148        $18,033       $    19
  Services                                   5,268          7,232         8,580
  Systems                                        0            708         1,642
                                           -------        -------       -------
    Total Revenues                          20,416         25,973        10,241

COSTS AND EXPENSES
  Cost of phonecards                        14,812         17,975            18
  Cost of services                           1,287          2,545         3,077
  Cost of systems                               --             12           650
  Sales and marketing                        1,241          1,373           685
  General and administrative                 1,917          2,063         2,137
  Research and development                   1,841          1,480         1,593
                                           -------        -------       -------
    Total Costs and Expenses                21,098         25,448         8,160
                                           -------        -------       -------
INCOME (LOSS) FROM OPERATIONS                 (682)           525         2,081
OTHER INCOME, net                              974          1,669           274
INTEREST INCOME                                308            416           275
                                           -------        -------       -------
INCOME BEFORE INCOME TAXES                     600          2,610         2,630
INCOME TAX PROVISION (BENEFIT)                 (11)            58            31
                                           -------        -------       -------
NET INCOME                                 $   611        $ 2,552       $ 2,599
                                           =======        =======       =======
EARNINGS PER SHARE:
  Basic                                    $   .27        $  1.12       $  1.14
                                           =======        =======       =======
  Diluted                                  $   .27        $  1.09       $  1.13
                                           =======        =======       =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                      2,292          2,287         2,282
  Diluted                                    2,302          2,339         2,292

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                   (In 000's)

                                       Common Stock        Additional
                                  ----------------------     Paid-in     Accumulated
                                  Shares          Amount     Capital       Deficit          Total
                                  ------          ------     -------       -------          -----
Balance, January 1, 1999           2,281           $23       $29,931      $(26,882)        $3,072
Exercise of stock options              1            --             2            --              2
Net income                            --            --            --         2,599          2,599
                                   -----           ---       -------      --------         ------
Balance, December 31, 1999         2,282            23        29,933       (24,283)         5,673
Exercise of stock options             10            --            43            --             43
Net income                            --            --            --         2,552          2,552
                                   -----           ---       -------      --------         ------
Balance, December 31, 2000         2,292           $23       $29,976      $(21,731)        $8,268
Net income                            --            --            --           611            611
                                   -----           ---       -------      --------         ------
Balance, December 31, 2001         2,292           $23       $29,976      $(21,120)        $8,879
                                   =====           ===       =======      ========         ======

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (In 000's)

                                                                                 Year Ended December 31,
                                                                             --------------------------------
                                                                             2001          2000          1999
                                                                             ----          ----          ----
OPERATING ACTIVITIES
Net income                                                                  $  611       $ 2,552       $ 2,599
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of property and equipment                    544           516           848
    Amortization of software development costs                                  --           178           357
    Amortization of goodwill                                                    30            --            --
    (Gain) Loss on disposal of assets                                          (25)          (36)          230
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                                     264         1,854           213
      Decrease (increase) in employee receivable, net                           44           (60)           --
      Decrease (increase) in inventories                                       565          (504)          422
      Decrease (increase) in prepaid expenses, deposits                        266          (347)           61
      Increase in long term deposit                                            (25)           --            --
      Increase (decrease) in accounts payable and accrued liabilities          297          (402)         (534)
      (Decrease) increase in payroll-related liabilities                      (381)           36            55
      Decrease in deferred revenue and customers' deposits                    (311)       (2,657)          (22)
                                                                            ------       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,879         1,130         4,229
INVESTING ACTIVITIES
  Purchase of property and equipment                                           (72)         (684)          (25)
  Proceeds from sale of assets                                                  39           115            14
  Long-term investment                                                           4          (758)       (1,000)
  Additional purchase price related to acquisition of NET                      (26)         (104)           --
                                                                            ------       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                          (55)       (1,431)       (1,011)
NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises.)             --            43             2
                                                                            ------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,824          (258)        3,220
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               4,529         4,787         1,567
                                                                            ------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $6,353       $ 4,529       $ 4,787
                                                                            ======       =======       =======
      Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                                  $   --       $    --       $     8
                                                                            ======       =======       =======
  Income taxes                                                              $   19       $    45       $    40
                                                                            ======       =======       =======
      Supplemental schedule of non-cash investing activities
Conversion of note receivable to common stock investment                    $   --       $ 1,000       $    --
                                                                            ======       =======       =======

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations and Organization

Cellular Technical Services Company, Inc. ("CTS") is primarily engaged in the design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry, and through CTS' majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"), in the prepaid long distance and wireless products as a distributor and a reseller. Isis commenced operations in December 1999. CTS is developing geo-location wireless software applications in its Neumobility division, but does not have revenue or customers for this product line as of December 31, 2001. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has control.

Management expects that it will incur an operating loss and negative cash flow through most or all of 2002 as the Company continues to develop its Neumobility product offerings and its Isis customer base. If the Company fails to develop revenues from new products and expand its customer base, it will require additional financing to continue its operations beyond mid to late 2003. Such financing may not be available on acceptable terms or at all.

NOTE B - LIQUIDITY

Going forward into 2002, the Company has continued to reduce its fixed operating costs. Management believes that under its current business plan, its current cash balances and cash flows expected to be generated from operations are sufficient to fund its operations and capital requirements through the next eighteen to twenty-four months. However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position, liquidity or results of operations and may require the Company to reduce its expenditures further or curtail certain operations to enable it to continue its operations for that period.

Nasdaq requires a minimum $5 million value of public float for continued listing on the Nasdaq National Market System. At December 31, 2001 the Company's stock price was $2.29 and the market value of its public float was approximately $5.1 million. On March 1, 2002 the Company's closing stock price was $2.12 and the market value of its public float was approximately $4.8 million. On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days. If the Company fails to increase its public float value to $5 million for 10 consecutive trading days prior to June 3, 2002, Nasdaq has the right to delist the stock or require the Company to move its stock to the Nasdaq SmallCap Market System. The Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

At December 31, 2001, the Company's stockholder's equity was $8.9 million. The SEC has recently approved certain changes to Nasdaq's continued listing quantitative standards. Effective November 30, 2002, Nasdaq's current $4 million net tangible asset standard is being replaced with a $10 million stockholder's equity requirement for continued listing on the Nasdaq National Market System. If the Company fails to increase its stockholder's equity to $10 million by November 1, 2002, Nasdaq has the right to delist the stock or require the Company to move its stock to the Nasdaq SmallCap Market System. In the event the Company's stockholder's equity does not rise above $10 million by November 1, 2002, the Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

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

Fair Values of Financial Instruments

At December 31, 2001, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, long-term stock investment, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, stock investment, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

Inventories

Phonecard inventories are stated at the lower of cost or market value, with cost determined on a first-in, first-out basis. The Company monitors inventory for obsolescence and considers factors such as turnover, technical obsolescence and pricing. Reserves for slow-moving and obsolete inventory are maintained where appropriate.

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

Software Development Costs

Software development costs consist primarily of internally developed software. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when products are completed. Amortization begins when products are available for general release. Amortization of capitalized software development costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product, generally twenty-four months. At December 31, 2000, the Company's capitalized software costs had been fully amortized.

Long-Lived Assets and Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase method of accounting. Goodwill is presented net of related accumulated amortization and is being amortized over the estimated useful life of four years.

The Company assesses the realizability of its long-lived assets, including goodwill, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company records impairment losses on long-lived assets and goodwill when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon services, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Based on its most recent analysis, the Company believes that no material impairment of long-lived assets or goodwill exists as of December 31, 2001.

Long-Term Investment

The Company accounts for its investment in True Position, Inc. under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment is other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis.

Revenue Recognition

The Company has generated revenues through three sources: (1) prepaid phonecard sales, (2) systems revenues, consisting primarily of bundled hardware and software products, and (3) services revenues, consisting primarily of hardware and software maintenance and related support services.

Phonecard revenues are recognized upon shipment, net of estimated returns. Costs of goods sold for phonecards include related shipping and handling costs.

Systems revenues are recognized when all of the following conditions are met:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred (including satisfaction of contract criteria and that there are no additional undelivered elements essential to the functionality of the delivered products. Revenues are deferred for undelivered non-essential elements based on vendor specific objective evidence of the fair value for all elements of the arrangement); (iii) the amount is fixed and determinable; and (iv) collectability is probable.

Service revenues are recognized ratably over the period that maintenance coverage is provided. Prepaid or allocated maintenance and services are recorded as deferred revenues.

Advertising and Marketing Expense

All costs related to marketing and advertising the Company's products are expensed in the periods incurred. Advertising expense was $133, $23, and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

Research and Development Costs

Research and development expenses consist principally of payroll and related expenses for design and development of the Company's technologies. Research and development costs are expensed as incurred.

Segment Reporting

The Company's operations consist of two segments, (i) telecom hardware/software integrated information processing and information management systems for the wireless communications industry including anti-fraud and geo-location wireless applications, and (ii) phone-card distribution.

Income Taxes

The Company follows the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets that cannot be currently recognized due to the cumulative losses incurred by the Company.

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

Other Comprehensive Income

The Company has no items of other comprehensive income or loss.

Stock-Based Compensation

As provided for by SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company has chosen to measure stock-based compensation cost under the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25 and has adopted only the disclosure provisions of Statement
123. As the Company issues options with exercise prices equal to market value on the date of grant, compensation expense is not recognized. Stock compensation expense for options granted to non-employees has been determined in accordance with Statement 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard 141 -- Business Combinations ("FAS 141"). FAS 141, effective for all business combinations initiated after July 1, 2001, requires that all business combinations be accounted for using the purchase method of accounting. Further, FAS 141 requires certain intangible assets to be recognized as assets apart from goodwill if they meet certain criteria. FAS 141 also requires expanded disclosures regarding the primary reason for consummation of the combination and the allocation of the purchase price to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not expect FAS 141 to have a material effect on our results of operations or financial position.

 In July 2001, the FASB issued Financial Accounting Standard 142 -- Goodwill and Intangible Assets ("FAS 142"). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. The Company recorded $30,000 of amortization expense during 2001 related to goodwill. The goodwill balance at December 31, 2001 was $100,000 and will no longer be amortized upon adoption of FAS 142 beginning January 2002. As a result of adopting FAS 142, the Company will be required to conduct an annual impairment test of its goodwill. The Company will perform this test during the first 6 months of 2002.

In July 2001, the FASB issued Financial Accounting Standard 143 -- Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect FAS 143 to have a material effect on our results of operations or financial position.

In August 2001, the FASB issued Financial Accounting Standard 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144 "). FAS 144, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The Company does not expect FAS 144 to have a material effect on our results of operations or financial position.

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

Limited customer base; Reliance on significant customers: The Company's potential customer base has been relatively limited due to the significant concentration of ownership and/or operational control of wireless communication markets. The nature of the Company's business is such that a single customer and its affiliates have accounted for more than 10% of the Company's phonecard, product and service revenues during a given fiscal year. Sales to customers aggregating 10% or more, either individually or combined as affiliates due to common ownership, were concentrated as follows: one customer whose purchases represented 21% of consolidated 2001 sales, one customer whose purchases represented 24% of consolidated 2000 sales, and four customers whose purchases represented 46%, 21%, 14% and 12% of consolidated 1999 sales. The aggregate sales to these customers represented 21% of the Company's consolidated phonecard and services revenue in 2001, and 24% and 93% of the Company's consolidated phonecard, systems and service revenues in 2000 and 1999, respectively. The loss of one or more major phonecard customers could have a material adverse effect on the Company.

Limited vendor base; Reliance on small number of vendors: The Company purchases its phonecards from a limited number of long distance providers and is reliant on these providers to provide service for its customers. There can be no assurance that all of the vendors will continue to provide the level of service the Company requires.

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

NOTE D - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business. Included in phonecard inventory at December 31, 2001 is $80,000 and $87,000 related to 2001 and 2000 sales, respectively, that have been accounted for on consignment basis and $143,000 and 259,000 related to sales returns reserves for 2001 and 2000, respectively. Inventory consists of the following (in 000's):

                                                     December 31,
                                                     ------------
                                                 2001            2000
                                                 ----            ----
         Phonecards                              $578          $1,123
         Less reserves                            (47)            (27)
                                                 ----          ------
                                                 $531          $1,096
                                                 ====          ======

NOTE E - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in 000's):

                                                                             December 31,
                                                                             ------------
                                                                         2001             2000
                                                                         ----             ----
         Computer equipment and software                               $ 1,050          $ 3,339
         Furniture, fixtures and office equipment                          367              466
         Leasehold improvements                                            254              248
                                                                       -------          -------
                                                                         1,671            4,053
         Less accumulated depreciation and amortization                 (1,194)          (3,090)
                                                                       -------          -------
                                                                       $   477          $   963
                                                                       =======          =======


During 2001 the Company wrote off $2,355,000 against accumulated depreciation in connection with the retirement of certain assets.

NOTE F - LONG TERM INVESTMENT:

In November 1999, the Company invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. ("KSI"). The Company also received warrants to purchase KSI common stock in connection with this investment. All of the outstanding stock of KSI, Inc. was acquired by TruePosition, Inc., (a subsidiary of Liberty Media Corporation) in August 2000. Prior to the acquisition, the convertible note was exchanged for KSI common stock. The Company exercised warrants and purchased additional KSI common stock aggregating a total of $754,000. The KSI common stock was exchanged for TruePosition, Inc. common stock on the date of the acquisition. The Company accounts for the investment in TruePosition, Inc. using the cost method.

NOTE G - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases office space under non-cancelable operating leases with expiration dates ranging from 2002 to 2003. In addition, the Company leases equipment under various rental agreements with initial terms ranging from one to twelve months.

Amounts charged to operations under all lease and rental agreements totaled $0.4 million, $0.4 million and $0.7 million in 2001, 2000 and 1999, respectively. Future minimum annual lease payments at December 31, 2001, under those agreements with initial terms greater than one year are as follows ($ millions):

                 2002             $0.4
                 2003              0.3
                                  ----
                                  $0.7
                                  ====

ISIS Management Equity Agreement:

The Company incorporated its ISIS Tele-Communications, Inc. subsidiary in November 1999. In January 2000 three founder-employees of ISIS entered into a Management Equity Agreement with ISIS. This agreement provided that the founder-employees would purchase a total of 20% of the outstanding stock of ISIS, subject to restrictions as defined in the agreement. One-half of the initial shares were restricted and due to vest upon ISIS meeting certain defined financial objectives in either 2000 or 2001. At December 31, 2000 and 2001 the objectives had not been met and vesting did not occur. The agreement also provided for stock appreciation rights (SARs) that allow for an additional 10% of ISIS' stock to be granted to the founder-employees based upon ISIS meeting financial objectives as defined in the agreement in either 2000 or 2001, and also allows for a cash payout option. At December 31, 2000 and 2001, the SAR objectives had not been met and no accrual or expense had been recorded.

NOTE H - EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company has adopted an Employee Retirement Savings Plan covering substantially all employees who have been employed for at least one month and meet certain age and eligibility requirements. Each eligible employee may contribute up to 15% of his or her compensation per year, subject to a maximum limit imposed by federal tax law, into various funds. Under current plan provisions, matching contributions are made by the Company equaling two-thirds of the employee's contribution, subject to a maximum of 6% of compensation contribution by the employee. Company contributions charged to costs and expenses totaled $43,000, $0 and $63,000 during 2001, 2000 and 1999, respectively.

NOTE I - OTHER INCOME:

During the second quarter of 2001 the Company received a net arbitration settlement (excluding interest) of approximately $0.9 million related to early termination of a contract by a former customer of its Blackbird product line. During the second quarter of 2000 the Company received a net litigation settlement of approximately $1.5 million related to the Isis phonecard business segment.

NOTE J - INCOME TAXES:

At December 31, 2001, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $48.4 million and research and development tax credits of approximately $1.2 million that begin to expire in 2007. A portion of the net operating loss carryforward (approximately $28 million) is attributed to the stock option deduction, the tax effect of which will be credited to additional paid-in capital when realized. Certain net operating loss carryforwards of the Company are subject to limitations imposed by Section 382 of the Internal Revenue Code because there was an ownership change of greater than 50% in the Company during 1991.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                                              December 31,     December 31,
                                                                                  2001              2000
                                                                              -----------------------------
    Deferred tax assets:
       Net operating loss carryforwards                                        $ 16,464          $ 16,584
       Research and development credits                                           1,203             1,223
       AMT credits                                                                   53                65
       Reserves and allowances on financial statements in excess of tax
          returns                                                                    --                98
       Depreciation on tax returns lower than financial statements, net              98                43
       Capitalized software development costs                                        --                81
                                                                               ---------------------------
          Total deferred tax assets                                              17,818            18,094
          Valuation allowance                                                   (17,818)          (18,094)
                                                                               ===========================
    Net deferred tax assets                                                    $     --          $     --
                                                                               ===========================

The Company was placed in an Alternative Minimum Tax (AMT) position for 2000 and 1999. This has created an AMT credit of approximately $53,000 to be utilized in future tax periods to the extent the regular tax liability exceeds the AMT liability. The Company has provided a valuation allowance of 100% of the net deferred income tax asset related to the operating loss carryforward and temporary differences. The net changes in the valuation allowance for deferred tax assets were approximately ($0.2) million, ($1.3) million and ($0.1) million and were primarily attributable to the utilization of net operating loss carryforwards in 2001, 2000 and 1999.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows (in 000's):

                                                                                 Year Ended December 31,
                                                                              ----------------------------------------------
                                                                                  2001              2000            1999
                                                                              ----------------------------------------------
       Income tax provision (benefit) at statutory rate of 34%                    $ 207             $ 874         $ 894
       Utilization of net operating loss carryforwards                             (207)             (874)         (894)
       Alternative minimum tax provision (refunds)                                  (32)               38            31
       State income taxes                                                            21                20            --
                                                                                  ------------------------------------------
       Provision for income taxes, current                                        $ (11)            $  58         $  31
                                                                                  ==========================================


NOTE K - STOCKHOLDERS' EQUITY:

Stock Options

Pursuant to the Company's 1991 Qualified Stock Option and 1991 Non-Qualified Stock Option Plans, as amended, the Company was authorized to grant options to purchase up to (i) 280,000 shares of Common Stock to its officers and key employees, at a price not less than the fair market value per share of Common Stock on the date of grant; and (ii) 120,000 shares of Common Stock to its directors, officers, key employees and others who rendered services to the Company at such price as fixed by the Compensation and Stock Option Committee. Options granted under both the 1991 Qualified Plan and 1991 Non-Qualified Plan generally vest to the respective option holders at the rate of 20% per year commencing on the first anniversary date of the grant. No new grants may be made under the 1991 Plans.

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

The Company has chosen to measure stock-based compensation cost under the intrinsic-value method of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. In that regard, the fair value for options granted during 2001, 2000 and 1999 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999:

                                                                      2001             2000            1999
                                                                      ----             ----            ----
       Risk-free interest rate                                        4.2%             5.5%            6.4%
       Dividend yield                                                 0.0%             0.0%            0.0%
       Volatility factor                                              1.61             1.56            1.36
       Expected life of the options (years)                           5.0              5.0             5.0
       Fair value of options granted during the year                 $2.65            $7.70           $2.79

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):




                                                                      2001           2000          1999
                                                                      ----           ----          ----
       Net Income - as reported                                       $611          $2,552        $2,599
       Net Income - pro forma                                         $256          $2,210        $2,353
       Basic earnings per share - as reported                         $.27          $ 1.12        $ 1.14
       Basic earnings per share - pro forma                           $.11          $ 0.97        $ 1.03
       Diluted earnings per share - as reported                       $.27          $ 1.09        $ 1.13
       Diluted earnings per share - pro forma                         $.11          $ 0.95        $ 1.03

Information with respect to the Company's stock options is as follows (in 000's, except per share amounts):

                                            Shares Under               Option              Weighted Ave.
                                              Option                   Prices             Exercise Price
                                              ------         --------------------------   --------------
Balance, January 1, 1999                        187          $3.44             -$188.75      $48.10

Granted                                          83           1.91             -   7.88        3.13
Exercised                                        (1)          5.00             -   5.00        5.00
Canceled                                        (60)          2.06             - 178.75       35.14
                                               -----
Balance, December 31, 1999                      209           1.91             - 188.75       34.07
Granted                                         187           6.56             -  13.75        8.29
Exercised                                       (10)          2.63             -   5.00        4.28
Canceled                                        (85)          2.63             - 178.75       23.78
                                               -----

Balance, December 31, 2000                      301          $1.91             -$188.75      $21.96

Granted                                          89           2.63             -   5.38        2.83
Canceled                                        (51)          2.75             - 109.38        9.01
                                               -----
Balance, December 31, 2001                      339          $1.91             -$188.75      $18.88
                                               =====
Exercisable at December 31, 2001                141
                                               =====
Available for grant at December 31, 2001        110
                                               =====
Common Stock reserved for future issuance       449
                                               =====

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2001 (in 000's except per share amounts):

                                       Options Outstanding                      Options Exercisable
                            ------------------------------------------------------------------------------
                                              Weighted-
                                               Average
                                              Remaining      Weighted-                        Weighted-
                                Number       Contractual      Average         Number           Average
 Range of Exercise Prices     Outstanding        Life      Exercise Price   Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------------
   $ 1.91   -   $  2.87            91            9.31          $ 2.63            11             $ 2.04
     3.03   -      5.38            38            7.71            3.62            16               3.67
     8.00   -      8.00           123            8.47            8.00            32               8.00
     8.09   -     29.69            20            7.79           13.68            14              14.73
    60.00   -    188.75            67            2.58           70.35            68              70.37
                                  ---                                           ---
   $ 1.91   -   $188.75           339            7.39          $18.88           141             $37.70
                                  ===                                           ===

Shares exercisable at December 31, 2000 and 1999 were 102,225 and 98,260, respectively.

NOTE L - EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is as follows (in 000's, except per share amounts):


                                                           Year Ended December 31,
                                                       ------------------------------
                                                        2001        2000        1999
                                                       ------      ------      ------
Net Income (A)                                         $  611      $2,552      $2,599
                                                       ======      ======      ======
Weighted average number of shares outstanding (B)       2,292       2,287       2,282
Stock options                                              10          52          10
                                                       ------      ------      ------
Weighted average number of shares outstanding (C)       2,302       2,339       2,292
                                                       ======      ======      ======
Earnings per share:
   Basic (A)/(B)                                       $ 0.27      $ 1.12      $ 1.14
                                                       ======      ======      ======
   Diluted (A)/(C)                                     $ 0.27      $ 1.09      $ 1.13
                                                       ======      ======      ======

Outstanding stock options of 329,671, 249,825 and 198,772 at December 31, 2001, 2000 and 1999, respectively, were excluded from the computation of dilutive earnings per share because their effect was anti-dilutive.

NOTE M - ACQUISITION OF NEW ENGLAND TELECOM, INC.

On August 10, 2000, the Company announced the acquisition of substantially all of the assets of New England Telecom, Inc. ("NET") through Isis Tele-Communications, Inc. ("Isis") the Company's majority-owned subsidiary. The agreement included the purchase of approximately $135,000 in inventory of prepaid phonecards, an employment agreement with the principal NET shareholder and a two-year earn-out period. The earn-out is calculated on a quarterly basis whereby the former shareholder can earn up to 50% of net profits of the former business, as defined in the agreement, with a maximum contingent total payout of $1.5 million. The transaction is being accounted for using the purchase method of accounting, and, accordingly, the results of NET's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price represented the value of the inventory assets purchased. There were no liabilities assumed in the transaction. Any future purchase price payments made contingent upon net profit during the earn-out period, as defined in the agreement, will be capitalized as goodwill and amortized over four years. The former shareholder through December 31, 2001 earned a total of $130,000 of the $1.5 million maximum amount. This amount was capitalized as goodwill and is being amortized over 4 years. At December 31, 2001, the unamortized balance was $100,000. Should Isis terminate the employee without cause, as defined in the agreement, or should ISIS cease to sell pre-paid phonecards prior to the end of the two-year earn-out period, ISIS will be liable for any unpaid contingent compensation up to a total of $1.5 million. The agreement also provided for 20,000 stock options of its ISIS subsidiary to be granted to the employee over a three-year period, as defined in the agreement. During June 2001 the employee was terminated for breach of his employment contract. At that time all options granted to the employee were cancelled, as they had not yet vested. In October 2001 the former shareholder filed a claim against the Company alleging, among other things, that the Company breached the purchase agreement and the employment contract. The case is currently in the discovery phase and therefore the Company is unable to assess the likely outcome of the case.

If the Company's results had been combined with the results of NET, revenue and net income would have been as follows, in 000's:

                                   Revenue     Net Income
                                   -------     ----------
Year ended December 31, 2000
----------------------------
CTS, as reported                   $25,973       $2,552
NET, unaudited                      12,176          364
                                   -------       ------
Pro-Forma Combined                 $38,149       $2,916
Earnings per pro-forma share:
   Basic                                          $1.28
   Diluted                                        $1.25

NOTE N - SETTLEMENT OF LITIGATION AND ACQUISITION OF COMMUNICATIONS INFORMATION SERVICES, INC.

On July 28, 2000, the Company announced the settlement of a patent infringement lawsuit originally brought in 1998 by Communications Information Services, Inc. ("CISI") against the Company and AirTouch Communications, Inc. ("AirTouch"). The settlement, in which no liability or fault was admitted by the Company or AirTouch, provided for the Company's acquisition of all of the capital stock of CISI, including certain patent license rights for a one-time cash payment of $500,000 in 2000 which was offset against a previously established accrual for the use of the technology. There were no other assets or liabilities of CISI.

NOTE O - SEGMENT INFORMATION

The Company has two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'TM' roaming-fraud prevention service, and related application products and services and the Company's Neumobility geolocation wireless software applications; and (ii) the Company's prepaid long-distance phonecard business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in pretax segment income of $600,000 and net income of $611,000 for the year ended December 31, 2001 is attributable to income tax benefit of $11,000. The difference in pretax segment income of $2,610,000 and net income of $2,552,000 for the year ended December 31, 2000 is attributable to income tax expense of $58,000. There were no inter-company sales of products between the segments.

       Year ended December 31, 2001
       ------------------------------------
       (In 000's)                                                               Segments
                                                                   ------------------------------        Consolidated
                                                                   Telecom HW/SW        Phonecards             Totals
                                                                   -------------        ----------             ------
       Revenue from external customers                                    $5,268           $15,148            $20,416
       Depreciation and amortization expense                                 519                55                574
       Pretax segment profit (loss)                                        1,966           (1,366)                600
       Income tax expense (benefit)                                         (11)                --               (11)
       Expenditures for segment assets                                        48                24                 72
       Segment assets                                                      8,432             1,558              9,990

       Year ended December 31, 2000
       ------------------------------------
       (In 000's)                                                               Segments
                                                                   ------------------------------        Consolidated
                                                                   Telecom HW/SW        Phonecards             Totals
                                                                   -------------        ----------             ------
       Revenue from external customers                                    $7,940           $18,033            $25,973
       Depreciation and amortization expense                                 681                13                694
       Pretax segment profit (loss)                                        2,876             (266)              2,610
       Income tax expense                                                     58                --                 58
       Expenditures for segment assets                                       623                61                684
       Segment assets                                                      7,707             2,067              9,774


NOTE P - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company's unaudited quarterly financial information for the years ended December 31, 2001 and 2000 (in thousands, except per share date):

       2001                                    March 31       June 30       September 30        December 31
                                               --------       -------       ------------        -----------
       Net sales                                 $5,561        $5,568             $5,370             $3,917
       Gross profit                               1,207           828              1,199              1,083
       Net income (loss)                           (50)           504                 81                 76
       Earnings (loss) per share:
          Basic                                 $(0.02)         $0.22              $0.04              $0.03
          Diluted                               $(0.02)         $0.22              $0.04              $0.03

       2000                                    March 31       June 30       September 30        December 31
                                               --------       -------       ------------        -----------
       Net sales                                 $4,917        $6,398             $8,041             $6,617
       Gross profit                               1,762         1,782                701              1,197
       Net income (loss)                            666         1,845                 65               (24)
       Earnings (loss) per share:
          Basic                                   $0.29         $0.81              $0.03            $(0.01)
          Diluted                                 $0.28         $0.79              $0.03            $(0.01)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Cellular Technical Services Company, Inc.

                                    By: /s/ Stephen Katz
                                        ------------------------------------
                                    Stephen Katz, Chairman of the Board
                                    of Directors and Chief Executive Officer
                                    March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen Katz                                            /s/ Henry B. Ellis
-----------------------------------------------------       ------------------------
Stephen Katz, Chairman of the Board of Directors and        Henry B. Ellis, Director
Chief Executive Officer                                     March 26, 2002
(Principal Executive Officer)
March 26, 2002

/s/ Bruce R. York                                           /s/ Joshua J. Angel
-----------------------------------------------------       -------------------------
Bruce R. York                                               Joshua J. Angel, Director
Vice President, Chief Financial Officer and Secretary       March 26, 2002
(Principal Financial and Accounting Officer)
March 26, 2002

/s/ Lawrence Schoenberg
-----------------------
Lawrence Schoenberg, Director
March 26, 2002

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                                   (In 000's)

                                   Balance at                                      Balance at
                                   Beginning                                         End of
                                   of Period       Additions      Deductions         Period
                                   ---------       ---------      ----------         ------
INVENTORY RESERVES
Year ended December 31, 1999         $2,801           $255           $2,059           $997
                                     ======           ====           ======           ====
Year ended December 31, 2000         $  997           $426           $1,396           $ 27
                                     ======           ====           ======           ====
Year ended December 31, 2001         $   27           $387           $  367           $ 47
                                     ======           ====           ======           ====

SALES AND RECEIVABLE ALLOWANCES

Year ended December 31, 1999         $   72           $  0           $   67           $  5
                                     ======           ====           ======           ====
Year ended December 31, 2000         $    5           $618           $  205           $418
                                     ======           ====           ======           ====
Year ended December 31, 2001         $  418           $173           $  332           $259
                                     ======           ====           ======           ====

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'