Form 10-Q
period 2002-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2002-05-15
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                  Commission File Number  0-19437
March 31, 2002

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                               11-2962080
   -----------------------------------      -----------------------------------
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

         2,291,770 Common Shares were outstanding as of May 15, 2002.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements................................................................................3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........................................13


PART II.  OTHER INFORMATION..................................................................................14

Item 1.   Legal Proceedings..................................................................................14

Item 6.   Exhibits and Reports on Form 8-K...................................................................14

                   CELLULAR TECHNICAL SERVICES COMPANY, INC..
                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in 000's, except share and per share amounts)
                                   (unaudited)

                                                                                        March 31,     December 31,
                                                                                          2002            2001
                                                                                        ---------     ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                             $  5,267         $  6,353
   Accounts receivable, net of reserves of $254 at March 31, 2002 and $259 at                 468              529
      December 31, 2001
   Employee receivable, net of reserves of $13 at March 31, 2002 and December 31,              10               16
      2001
   Inventories                                                                                473              531
   Prepaid expenses, deposits and other current assets                                        450              205
                                                                                         --------         --------
     Total Current Assets                                                                   6,668            7,634

PROPERTY AND EQUIPMENT, net                                                                   415              477

LONG-TERM DEPOSIT                                                                              25               25

GOODWILL                                                                                       --              100

LONG-TERM INVESTMENT                                                                        1,754            1,754
                                                                                         --------         --------
TOTAL ASSETS                                                                             $  8,862         $  9,990
                                                                                         ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                              $    691         $    847
   Payroll related liabilities                                                                191              180
   Customers' deposits and deferred revenue                                                    84               84
                                                                                         --------         --------
     Total Current Liabilities                                                                966            1,111

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding                                                   --               --
   Common Stock, $0.001 par value per share, 30,000 shares
     authorized, 2,292 shares issued and outstanding at
     March 31, 2002 and at December 31, 2001                                                   23               23
   Additional paid-in capital                                                              29,976           29,976
   Accumulated Deficit                                                                    (22,103)         (21,120)
                                                                                         --------         --------
     Total Stockholders' Equity                                                             7,896            8,879
                                                                                         --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  8,862         $  9,990
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

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                         --------
                                                                     2002         2001
                                                                    ------      -------
REVENUES
  Phonecards                                                        $2,358       $4,156
  Services and Systems                                                  --        1,405
                                                                    ------       ------
Total Revenues                                                       2,358        5,561

COSTS AND EXPENSES
  Cost of phonecards                                                 2,271        3,967
  Cost of services and systems                                          --          387
  Sales and marketing                                                  291          406
  General and administrative                                           307          442
  Research and development                                             404          491
                                                                    ------       ------
Total Costs and Expenses                                             3,273        5,693
                                                                    ------       ------

LOSS FROM OPERATIONS                                                  (915)        (132)

OTHER INCOME, net                                                        3           24

INTEREST INCOME, net                                                    29           60
                                                                    ------       ------
LOSS BEFORE INCOME TAXES                                              (883)         (48)

PROVISION FOR INCOME TAXES                                              --           (2)
                                                                    ------       ------

LOSS BEFORE THE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                             $ (883)      $  (50)

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                               (100)          --
                                                                    ------       ------
NET LOSS                                                            $ (983)      $  (50)
                                                                    ------       ------

BASIC AND DILUTED SHARE DATA:

  Loss before the effect of a change in accounting principle        $(0.39)      $(0.02)

  Cumulative effect of a change in accounting principle              (0.04)          --
                                                                    ------       ------
  Net Loss                                                          $(0.43)      $(0.02)
                                                                    ======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic and diluted                                               2,292        2,292



   The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     -------------------
                                                                                      2002         2001
                                                                                     -------      ------
OPERATING ACTIVITIES
   Net loss                                                                          $  (983)     $  (50)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization of property and equipment                            62         130
       Impairment writeoff of goodwill                                                   100          --
       Amortization of goodwill                                                           --           7
       Gain on disposal of assets                                                         --         (25)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                                  61        (132)
         Decrease in employee receivable, net                                              6          12
         Decrease in inventories                                                          58          63
         Decrease (increase) in prepaid expenses and deposits                           (245)         17
         Increase (decrease) in accounts payable and accrued liabilities                (156)         75
         Increase (decrease) in payroll related liabilities                               11        (353)
         Increase in deferred revenue and customers' deposits                             --       1,447
                                                                                     -------      ------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (1,086)      1,191

INVESTING ACTIVITIES
   Purchase of property and equipment                                                     --         (31)
   Proceeds from sale of assets                                                           --          39
                                                                                     -------      ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       --           8
                                                                                     -------      ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,086)      1,199

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       6,353       4,529
                                                                                     -------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 5,267      $5,728
                                                                                     =======      ======


   The accompanying notes are an integral part of these financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:
The accompanying unaudited financial statements of Cellular Technical Services Company, Inc. ("CTS"), including the December 31, 2001 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

NOTE B - LIQUIDITY:
Going forward into 2002, the Company has continued to reduce its fixed operating costs. Management believes that under its current business plan, its current cash balances and cash flows expected to be generated from operations are sufficient to fund its operations and capital requirements through mid to late 2003. However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position, liquidity or results of operations and may require the Company to reduce its expenditures further or curtail certain operations to enable it to continue its operations for that period.

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

At March 31, 2002, the Company's stockholder's equity was $7.9 million. The SEC has recently approved certain changes to Nasdaq's continued listing quantitative standards. Effective November 30, 2002, Nasdaq's current $4 million net tangible asset standard is being replaced with a $10 million stockholder's equity requirement for continued listing on the Nasdaq National Market System. If the Company fails to increase its stockholder's equity to $10 million by November 1, 2002, Nasdaq has the right to delist the stock or require the Company to move its stock to the Nasdaq SmallCap Market System. The Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

NOTE C - CHANGE IN ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES:
In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard 141 -- Business Combinations ("FAS 141"). FAS 141, effective for all business combinations initiated after July 1, 2001, requires that all business combinations be accounted for using the purchase method of accounting. Further, FAS 141 requires certain intangible assets to be recognized as assets apart from goodwill if they meet certain criteria. FAS 141 also requires expanded disclosures regarding the primary reason for consummation of the combination and the allocation of the purchase price to the assets acquired and liabilities assumed by major balance sheet caption. The Company adopted FAS 141 on January 1, 2002 and the adoption did not have a material effect on the Company's results of operations or financial position.

 In July 2001, the FASB issued Financial Accounting Standard 142 -- Goodwill and Intangible Assets ("FAS 142"). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. The Company adopted FAS 142 effective January 1, 2002. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. As of January 1, 2002, the Company had approximately $100,000 of goodwill related to the acquisition of New England Telecom, Inc., in August 2000. As part of the adoption of FAS 142, the Company no longer amortizes goodwill, and performed an initial test of impairment on goodwill that resulted in the recording of an impairment loss in the amount of $100,000 during the three months ended March 31, 2002. This net loss is presented as the cumulative effect of an accounting change in the statement of operations. The following table summarizes the effects of FAS 142 on net loss had it been applied retroactively to 2001:


          (in $000 except per share amounts)     Three months ended        Three months ended

                                                     March 31, 2002            March 31, 2001
                                                     --------------            --------------
          Net loss:                                          $(983)                     $(50)

          Goodwill Amortization                                  --                         7
                                                 --------------------------------------------

          Adjusted net loss:                                 $(983)                     $(43)
                                                 ============================================


There is no impact on basic or diluted loss per share due to the amortization of goodwill, net of taxes.


NOTE D - INVENTORIES:
Inventory reflects phonecards sold through the Company's phonecard business. Included in phonecard inventory at March 31, 2002 and December 31, 2001 is $80,000 related to sales that have been accounted for on a consignment basis, and $143,000 related to sales returns reserves at both March 31, 2002 and December 31, 2001. Inventory consists of the following (in 000's):

                                       March 31,     December 31,
                                         2002            2001
                                       ---------     ------------
         Inventory                          $520             $578
         Less reserves                       (47)             (47)
                                            ----             ----
                                            $473             $531
                                            ====             ====


NOTE E - CONTINGENCIES:
From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is therefore unable to assess the likely outcome of the case.

NOTE F- LOSS PER SHARE:
The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                 2002                  2001
                                                                ------                ------
Net loss
                                                                $ (983)              $  (50)
                                                                ======               ======
Shares used in computing basic and diluted net loss              2,292                2,292
per share
                                                                ------               ------
Basic and diluted net loss per share                            $(0.43)              $(0.02)
                                                                ======               ======


Outstanding stock options of 330,062 and 290,779 at March 31, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE G- SEGMENT INFORMATION:
The Company has two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line, which included the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'TM' roaming-fraud prevention service, and related application products and services and the Company's Neumobility location-based services platform and software applications; and (ii) the Company's prepaid long-distance phonecard business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in pretax segment loss of $48,000 and net loss of $50,000 for the three months ended March 31, 2001 is attributable to income tax expense of $2,000. The difference in pretax segment loss of $883,000 and net loss of $983,000 for the three months ended March 31, 2002 is attributable to the writedown of $100,000 in goodwill. There were no inter-company sales of products between the segments. In the period ended March 31, 2002 the Company recorded an impairment writedown of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142. In the period ended March 31, 2001 the Company recorded $7,000 of goodwill amortization associated with its phone card segment. The value of goodwill recorded for the Company's phone card segment was $104,000 at December 31, 2000, $97,000 at March 31, 2001, $100,000
at December 31, 2001 and zero at March 31, 2002.

       Three months ended March 31, 2002
       ---------------------------------
       (in 000's)                                                 Segments
                                                       ------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
       Revenue from external customers                             --         $2,358             $2,358
       Inter-segment revenue                                       --             --                 --
       Pretax segment loss before the effects
           of a change in accounting principle                  ($706)          (177)              (883)
       Expenditures for segment assets                             --             --                 --

       Segment assets (at March 31, 2002)                       7,482          1,380              8,862



       Three months ended March 31, 2001
       ---------------------------------
       (in 000's)                                                 Segments
                                                       ------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
       Revenue from external customers                         $1,405         $4,156             $5,561
       Inter-segment revenue                                       --             --                 --
       Pretax segment income (loss)                               254           (302)               (48)
       Expenditures for segment assets                             19             12                 31

       Segment assets (at March 31, 2001)                       8,956          1,937             10,893

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note C in the Notes to the Consolidated Financial Statements in Item 14 of the Company's 2001 Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Bad Debt: The Company maintains allowances for doubtful accounts for estimated losses based on past collection history and specific risks identified in the portfolio, resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Sales Returns: The Company maintains a provision for estimated sales returns of prepaid phonecards. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Inventory: The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. An allowance for obsolete inventory is maintained to reflect the expected un-saleable inventory based on an evaluation of slow moving products. It is possible that changes in required inventory reserves may occur in the future.

Goodwill and Intangible Impairment: In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues in accordance with the transition rules of FAS 142. In the period ended March 31, 2002 the Company recorded an impairment writedown of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142.

Long-Term Investment: The Company accounts for its investment of $1,754,000 in TruePosition, Inc. under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any decline in fair value of its investment is other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. If the decline in fair value is determined to be other-than-temporary and below the accounting basis, the Company would record an expense to reduce the cost to fair value.

Overview

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 13 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During the past three years the Company implemented a short and long-range strategic plan to diversify its product mix. This diversification strategy is at the foundation of the Company's future plans.

Products

Prepaid Long-Distance Phonecard Products: To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also markets prepaid wireless phones and phonecards. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Isis has sales offices in Los Angeles and Boston.

Location Based Services ("LBS") Platform and Applications: The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wireline 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices.

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

Blackbird Platform Products: The Company's Blackbird Platform product line included a suite of radio frequency based platform solutions focusing on wireless fraud prevention. It involved various forms of "pre-call" verification to ensure that the use of an analog wireless telephone was legitimate before the device was allowed to connect to a carrier's analog wireless communications network. Blackbird Platform products were initially installed in over 2,000 cell sites in the US by wireless carriers in 1996-1998. As digital wireless communication was adopted, analog fraud decreased, and carriers gradually removed the Blackbird Platform products from service. The final contract expired December 31, 2001, and no future revenue is anticipated from the Blackbird Platform product line.

Revenue and Expense

Revenue: During the first three months of 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. Prepaid phone-card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of reserves for estimated returns. The Company maintains an allowance for sales returns for prepaid phonecards based on estimated returns in accordance with SFAS 48. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

During the first three months of 2001, the Company generated revenue from two sources: Isis pre-paid phone card product sales and Blackbird service revenue. Service revenue was derived primarily from hardware and software maintenance programs, No Clone Zone roaming fraud prevention service, Blackbird Platform Monitoring service and related professional services provided in support of the Company's currently deployed product base. Service revenue was recognized ratably over the period that the service was provided. Hardware and software maintenance generally began after system acceptance. Prepaid or allocated maintenance and services were recorded as deferred revenue.

Costs and Expenses: Costs of phonecards, services and systems are primarily comprised of the costs of: (i) prepaid phonecard costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) customer support; and (iv) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's previous hardware maintenance service activities.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation and fixing and refining features for the software and hardware components included in the Company's current and future products and services.

The Company expects that its costs and expenses in these and other areas will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development to develop new products and services to address emerging market opportunities, including those in the LBS and prepaid phonecard markets; (ii) enhance its sales and marketing activities; and (iii) enhance its general and administrative activities.


Three months ended March 31, 2002 compared to three months ended March 31, 2001

Overview: Total revenue decreased 58% to $2,358,000 in 2002 from $5,561,000 in 2001. Net loss was ($983,000), or ($0.43) per diluted share, in 2002 compared to ($50,000), or ($0.02) per diluted share, in 2001. The decreased revenue was due to the closure of the Company's Blackbird Platform product system at the end of 2001 and to reduced sales from its Isis phonecard segment due to the closure of sales offices and increased competition in its marketplace.


The $0.9 million increase in net loss is due to several factors.

      Gross margin decreased by $1,120,000. Gross margin from the Blackbird products was zero in 2002, compared to $1,018,000 in 2001, as this business closed on December 31, 2001 resulting in a revenue decrease of $1,405,000 and associated cost decrease $387,000. Gross margin in the Isis segment decreased by $102,000 as revenue decreased $1,798,000 and cost of phone cards decreased $1,696,000.

      Operating expenses decreased by $337,000 due to reductions of $87,000 in R&D, $135,000 in general and administrative and $115,000 in sales and marketing expenses.

      Net other income and net interest income declined by a total of $52,000 from the 2001 period to the 2002 period.

      The Company recorded a goodwill writedown of $100,000 as the cumulative effect of the change in accounting principle related to its adoption of FAS 142 during the 2002 period.

Revenue: Prepaid phone card revenue was $2,358,000 in 2002, compared to $4,156,000 in 2001. Service revenue decreased to zero in 2002 from $1,405,000 in 2001. All of the 2001 service revenue was derived from the Blackbird Platform Product line, which was discontinued at the end of 2001 after reaching the end of its service life.

Costs and Expenses: Costs of phone cards, services and systems decreased by $2,083,000 to $2,271,000 in first quarter of 2002, from $4,354,000 in the same period of 2001. As a percent of total revenue, the costs were 96% and 78% for the 2002 and 2001 periods, respectively. The decrease in the amounts and increase in the percentages of costs for 2002 relative to 2001 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's prior Blackbird service product offerings.

Sales and marketing expenses decreased 28% to $291,000 in 2002 from $406,000 in 2001. The decrease in sales and marketing expenses is attributable to headcount decreases and office closures in the Isis segment, high trade show costs incurred in the 2001 period related to introduction of the Company's Neumobility product line, and to zero sales and marketing expenses incurred for the Blackbird Platform product line in 2002.

General and administrative expenses decreased 31% to $307,000 in 2002 from $442,000 in 2001, primarily due to headcount reductions in comparison to the prior year period.

Research and development costs decreased 18% to $404,000 in 2002 from $491,000 in 2001. The decrease in expenditures from 2001 were primarily attributable to reduced spending on new product development prototypes in the LBS technology area.

Other Income, net: Net other income was $3,000 in 2002 compared to $24,000 in the first quarter of 2001. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income decreased to $29,000 in 2002 from $60,000 in 2001. This decrease is primarily attributable to lower interest rates earned on invested cash in the 2002 period compared to the 2001 period.

Liquidity and Capital Resources

The Company's capital requirements have consisted primarily of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 2002, the Company's cash balance was $5.3 million as compared to $6.4 million on December 31, 2001. The Company's working capital decreased to $5.7 million at March 31, 2002 from $6.5 million at December 31, 2001.

Net cash used by operating activities amounted to $1.1 million in Q1 2002, compared to net cash provided of $1.2 million in the comparable 2001 period. The largest factors in the decreased level of cash provided by operations in 2002 compared to 2001 were $1.4 million in customer deposits in 2001, the $0.9 million in reduced net income in the 2002 period and additions to prepaids and reductions in payables in the current period. At March 31, 2002, the Company had no significant commitments for capital expenditures.

Operating Trends : The Company had a net loss of $983,000 in the first quarter of 2002, compared to earnings of $0.6 million and $2.6 million for each of the full years ended December 31, 2001 and 2000, respectively. As of March 31, 2002, the Company had an accumulated deficit of $22.1 million, which primarily accumulated during the three years ended December 31, 1998. In the first quarter of 2002, revenue from prepaid phone cards represented 100% of total revenue, compared to 75% in the prior year period.

There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. While the Company believes that its current cash reserves and projected cash flow from operations will provide sufficient cash to fund its operations through mid to late 2003, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates that could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a short-term investment portfolio consisting of interest bearing securities with maturities of less than ninety days. These securities are classified as cash. These securities are interest bearing and thus subject to interest rate risk and may fall in value if market interest rates increase. Because the Company has the ability to hold its fixed income investments until maturity, the Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The Company has operated primarily in the United States and all revenues to date have been in U.S. dollars. Accordingly, the Company does not have material exposure to foreign currency rate fluctuations. The Company has not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

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

Item 6. Exhibits and Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.



                  By:  /s/Bruce R. York
                       ----------------
                       Bruce R. York
                       Vice President and Chief Financial Officer
                       May 15, 2002

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'
The registered trademark symbol shall be expressed as....................    'r'