Form 10-Q
period 2002-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2002-08-07
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
June 30, 2002                                                            -------
-------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                          11-2962080
-------------------------------------------             -------------------------------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            2815 Second Avenue. Suite 100, Seattle, Washington 98121
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

         2,291,770 Common Shares were outstanding as of August 7, 2002.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS................................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................14


PART II.  OTHER INFORMATION..................................................................................15

ITEM 1.   LEGAL PROCEEDINGS..................................................................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................................................15


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in 000's, except share and per share amounts)


                                                                                         June 30,      December 31,
                                                                                           2002            2001
                                                                                           ----            ----
                                                                                        (unaudited)      (NOTE A)

                                                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                              $  4,462      $  6,353
   Accounts receivable, net of reserves of $265 at June 30, 2002 and $259 at                   633           529
      December 31, 2001
   Employee receivable, net of reserves of $13 at June 30, 2002 and December 31, 2001         --              16
   Inventories                                                                                 321           531
   Prepaid expenses, deposits and other current assets                                         392           205
                                                                                          --------      --------

     Total Current Assets                                                                    5,808         7,634

PROPERTY AND EQUIPMENT, net                                                                    353           477

LONG-TERM DEPOSIT                                                                               20            25

GOODWILL                                                                                      --             100

LONG-TERM INVESTMENT                                                                         1,754         1,754
                                                                                          --------      --------

TOTAL ASSETS                                                                              $  7,935      $  9,990
                                                                                          ========      ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                               $    793      $    847
   Payroll related liabilities                                                                 166           180
   Customers' deposits and deferred revenue                                                     78            84
                                                                                          --------      --------

     Total Current Liabilities                                                               1,037         1,111

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding                                                  --            --
   Common Stock, $0.001 par value per share, 30,000 shares
     authorized, 2,292 shares issued and outstanding at
     June 30, 2002 and at December 31, 2001                                                     23            23
   Additional paid-in capital                                                               29,976        29,976
   Accumulated deficit                                                                     (23,101)      (21,120)
                                                                                          --------      --------

     Total Stockholders' Equity                                                              6,898         8,879
                                                                                          --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  7,935      $  9,990
                                                                                          ========      ========


     The accompanying notes are an integral part of these consolidated financial statements.


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)


                                                      Three months ended June 30,  Six months ended June 30,
                                                      ---------------------------  -----------------------
                                                        2002          2001             2002          2001
                                                      ----------------------------------------------------
REVENUE
  Phonecards                                          $ 3,331        $4,187          $ 5,689       $ 8,343
  Services and Systems                                     --         1,381               --         2,786
                                                      ----------------------------------------------------

Total Revenue                                           3,331         5,568            5,689        11,129

COSTS AND EXPENSES
  Cost of phonecards                                    3,346         4,373            5,617         8,340
  Cost of services and systems                             --           367               --           754
  Sales and marketing                                     246           365              537           771
  General and administrative                              343           515              650           957
  Research and development                                411           486              815           977
                                                      ----------------------------------------------------

Total Costs and Expenses                                4,346         6,106            7,619        11,799
                                                      ----------------------------------------------------

LOSS FROM OPERATIONS                                   (1,015)         (538)          (1,930)         (670)

OTHER INCOME, net                                           2           921                5           945

INTEREST INCOME, net                                       22           121               51           181
                                                      ----------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                        (991)          504           (1,874)          456

PROVISION FOR INCOME TAXES                                  7            --                7             2
                                                      ----------------------------------------------------

INCOME (LOSS) BEFORE THE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                 (998)          504           (1,881)          454

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE                                              --            --             (100)           --
                                                      ----------------------------------------------------

NET INCOME (LOSS)                                     $  (998)       $  504          $(1,981)      $   454
                                                      ====================================================

BASIC AND DILUTED SHARE DATA:

  Income (loss) before the effect of a change in      $ (0.44)       $ 0.22          $ (0.82)      $  0.20
accounting principle

  Cumulative effect of a change in accounting
principle                                                --            --              (0.04)         --
                                                      ----------------------------------------------------

  Net Income (Loss)                                   $ (0.44)       $ 0.22          $ (0.86)      $  0.20
                                                      ====================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                              2,292         2,292            2,292         2,292

     Diluted                                            2,292         2,297            2,292         2,302


The accompanying notes are an integral part of these consolidated financial statements.


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                            --------------------
                                                                                              2002         2001
                                                                                            -------       ------

OPERATING ACTIVITIES
   Net income (loss)                                                                        $(1,981)      $  454
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Depreciation and amortization of property and equipment                                  124          264
       Impairment writeoff of goodwill                                                          100         --
       Amortization of goodwill                                                                --             13
       Gain on disposal of assets                                                              --            (25)
       Changes in operating assets and liabilities:
         Increase in accounts receivable, net                                                  (104)          (3)
         Decrease in employee receivable, net                                                    16           18
         Decrease in inventories, net                                                           210          335
         Decrease (increase) in prepaid expenses and deposits                                  (187)         168
         Increase (decrease) in accounts payable, accrued liabilities and taxes
           other than payroll or income                                                         (54)         287
         Decrease in payroll related liabilities                                                (14)        (347)
         Increase (decrease) in deferred revenue and customers' deposits                         (6)       2,131
                                                                                            -------       ------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (1,896)       3,295

INVESTING ACTIVITIES
   Purchase of property and equipment                                                          --            (45)
   Proceeds from sale of assets                                                                --             39
   Long term deposit                                                                              5         --
   Long term investment                                                                        --              4
                                                                                            -------       ------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                               5           (2)
                                                                                            -------       ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (1,891)       3,293

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              6,353        4,529
                                                                                            -------       ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 4,462       $7,822
                                                                                            =======       ======

The accompanying notes are an integral part of these consolidated financial statements.


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS"), including the December 31, 2001 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

NOTE B - LIQUIDITY:
Going forward into 2002, the Company has continued to reduce its fixed operating costs. Management believes that under its current business plan, its current cash balances and cash flows expected to be generated from operations are sufficient to fund its operations and capital requirements through mid to late 2003. However, the Company's inability to successfully generate sufficient cash flow from operations or obtain financing from external sources would have a material adverse impact on the Company's financial position, liquidity or results of operations and may require the Company to reduce its expenditures further or curtail certain operations to enable it to continue its operations for that period.

On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days, a violation of the Nasdaq National Market's continued listing requirements. In late May the Company applied for listing on the Nasdaq SmallCap Market System, was accepted and began trading on the SmallCap market on June 14, 2002. This transfer could have a material adverse affect on the price of its common stock, could adversely affect the liquidity of the shares held by its shareholders, and could restrict the Company's ability to raise additional capital in the future. The Company may reapply for listing on the Nasdaq National Market in the future but must meet the National Market's initial listing requirements at that time.

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

In July 2001, the FASB issued Financial Accounting Standard 142 -- Goodwill and Intangible Assets ("FAS 142"). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. The Company adopted FAS 142 effective January 1, 2002. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. As of January 1, 2002, the Company had approximately $100,000 of goodwill related to the acquisition of New England Telecom, Inc., in August 2000. As part of the adoption of FAS 142, the Company no longer amortizes goodwill, and performed an initial test of impairment on goodwill that resulted in the recording of an impairment loss in the amount of $100,000 during the three months ended March 31, 2002. This writedown has been presented as the cumulative effect of an accounting change in the statement of operations. The following table summarizes the effects of FAS 142 on net loss had it been applied retroactively to 2001:


(in $000 except per share amounts)   Three months ended     Three months ended     Six months ended     Six months ended
                                       June 30, 2002          June 30, 2001          June 30, 2002        June 30, 2001
                                       -------------          -------------          -------------        -------------

Net income (loss):                          $(998)                  $504               $(1,981)                  $454

Goodwill Amortization                        --                        6                  --                       13
                                     ----------------------------------------------------------------------------------

Adjusted net income (loss):                 $(998)                  $510               $(1,981)                  $467
                                     ==================================================================================

There is no impact on basic or diluted loss per share due to the amortization of goodwill, net of taxes.

NOTE D - INVENTORIES:
Inventory reflects phonecards sold through the Company's phonecard business. Included in phonecard inventory at June 30, 2002 is $75,000 related to sales that have been accounted for on a consignment basis and $146,000 related to sales returns reserves at June 30, 2002. Included in phonecard inventory at December 31, 2001 is $80,000 related to sales that have been accounted for on a consignment basis and $143,000 related to sales returns reserves at December 31, 2001. Inventory consists of the following (in 000's):


                                       June 30,     December 31,
                                        2002            2001
                                      ---------     ------------

                   Inventory            $ 441          $578
                   Less reserves         (120)          (47)
                                        -----          ----
                                        $ 321          $531
                                        =====          ====


NOTE E - CONTINGENCIES:
From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is unable to assess the likely outcome of the case.

NOTE F- EARNINGS (LOSS) PER SHARE:
The calculation of basic and diluted earnings (loss) per share is as follows (in 000's, except per share amounts):

                                                          Three months ended June 30,         Six months ended June 30,
                                                          ---------------------------         -------------------------
                                                            2002            2001               2002            2001
                                                            ----            ----               ----            ----

Net income (loss) (A)                                      $ (998)         $  504             $(1,981)         $  454
                                                           ===========================================================
Weighted average number of shares outstanding (B)           2,292           2,292               2,292           2,292
Stock options                                                --                 5                --                10
                                                           -----------------------------------------------------------
Weighted average number of shares and common share
equivalents outstanding (C)                                 2,292           2,297               2,292            2302
                                                           ===========================================================
Basic income (loss) per share (A)/(B)                      $(0.44)         $ 0.22             $ (0.86)         $ 0.20
                                                           ===========================================================
Diluted income (loss) per share (A)/(C)                    $(0.44)         $ 0.22             $ (0.86)         $ 0.20
                                                           ===========================================================


Outstanding stock options of 255,177 and 281,861 at June 30, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE G- SEGMENT INFORMATION:
The Company has two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line, which included the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'TM' roaming-fraud prevention service, and related application products and services and the Company's Neumobility location-based services platform and software applications; and (ii) the Company's prepaid long-distance phonecard business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in pretax segment income of $456,000 and net income of $454,000 for the six months ended June 30, 2001 is attributable to income tax expense of $2,000. The difference in pretax segment loss of $1,874,000 and net loss of $1,981,000 for the six months ended June 30, 2002 is attributable to the write-down of $100,000 in goodwill and income tax expense of $7,000. There were no inter-company sales of products between the segments. In the first quarter of 2002 the Company recorded an impairment writedown of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS
142. In the period ended June 30, 2001 the Company recorded $13,000 of goodwill amortization associated with its phone card segment. The value of goodwill recorded for the Company's phone card segment was $104,000 at December 31, 2000, $91,000 at June 30, 2001, $100,000 at December 31, 2001 and zero at June 30,
2002.


       Three months ended June 30, 2002
       ------------------------------------------
       (in 000's)                                              Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------

       Revenue from external customers                             --         $3,331             $3,331
       Inter-segment revenue                                       --             --                 --
       Pretax segment loss before the effects
           of a change in accounting principle                  ($682)          (309)              (991)
       Expenditures for segment assets                             --             --                 --

       Segment assets (at June 30, 2002)                        6,638          1,297              7,935




       Three months ended June 30, 2001
       ------------------------------------------
       (in 000's)                                              Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
       Revenue from external customers                        $ 1,381         $4,187            $ 5,568
       Inter-segment revenue                                       --             --                 --
       Pretax segment income (loss)                             1,141           (637)               504
       Expenditures for segment assets                             14             --                 14

       Segment assets (at June 30, 2001)                       10,513          1,786             12,299


       Six months ended June 30, 2002
       ------------------------------------------
       (in 000's)                                              Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------

       Revenue from external customers                             --         $5,689            $ 5,689
       Inter-segment revenue                                       --             --                 --
       Pretax segment loss before the effects
           of a change in accounting principle                ($1,289)          (585)            (1,874)
       Expenditures for segment assets                             --             --                 --


       Six months ended June 30, 2001
       ------------------------------------------
       (in 000's)                                              Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
       Revenue from external customers                         $2,786         $8,343            $11,129
       Inter-segment revenue                                       --             --                 --
       Pretax segment income (loss)                             1,395           (939)               456
       Expenditures for segment assets                             33             12                 45

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note C in the Notes to the Consolidated Financial Statements in Item 14 of the Company's 2001 Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Intangible Impairment: In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142,

"Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues in accordance with the transition rules of FAS 142. In the three-month period ended March 31, 2002 the Company recorded an impairment writedown of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142. The Company has no goodwill recorded on its books at June 30, 2002.

Long-Term Investment: The Company accounts for its investment of $1,754,000 in TruePosition, Inc. under the cost method as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any decline in fair value of its investment is other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. If the decline in fair value is determined to be other-than-temporary and below the accounting basis, the Company would record an expense to reduce the cost to fair value.

Overview

The Company develops, markets, distributes and supports a diversified mix of products and services for the telecommunications industry. Over the past 13 years, the Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During the past three years the Company implemented short and long-range strategic plans to diversify its product mix. This diversification strategy is at the foundation of the Company's future plans.

Products

Prepaid Long-Distance Phonecard Products: To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in December 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also markets prepaid wireless phones and phonecards. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Isis has sales offices in Los Angeles and Boston.

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

Revenue and Expense

Revenue: During the first six months of 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. Prepaid phone-card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company maintains an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with SFAS 48. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

During the first six months of 2001, the Company generated revenue from two sources: sales of Isis pre-paid phone card products and Blackbird service revenue. Service revenue was derived primarily from hardware and software maintenance programs, No Clone Zone roaming fraud prevention service, Blackbird Platform Monitoring service and related professional services provided in support of the Company's previously deployed product base. Service revenue was recognized ratably over the period that the service was provided.

Costs and Expenses: Costs of phonecards, services and systems are primarily comprised of: (i) prepaid phonecard costs; (ii) equipment, including both proprietary and third-party hardware and, to a lesser extent, manufacturing overhead and related expenses; (iii) customer support; and (iv) activities associated with the evaluation, repair and testing of parts returned from the field in connection with the Company's previous hardware maintenance service activities.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation and fixing and refining features for the software and hardware components included in the Company's current and future products and services.

The Company expects that its costs and expenses in these and other areas will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development to develop new products and services which address emerging market opportunities in the LBS market; (ii) enhance its sales and marketing activities; and (iii) enhance its general and administrative activities.

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Overview: Total revenue decreased 40% to $3,331,000 in 2002 from $5,568,000 in 2001. Net loss was ($998,000), or ($0.44) per diluted share, in 2002 compared to net income of $504,000, or $0.22 per diluted share, in 2001. The decreased revenue resulted from the closure of the Company's Blackbird Platform product system at the end of 2001 as well as reduced sales from its Isis phonecard segment due to the closure of unprofitable sales offices and increased competition in its marketplace.

The $1,502,000 decrease in net income is due to several factors.

     o Gross margin decreased by $843,000. Gross margin from the Blackbird products was zero in 2002, compared to $1,014,000 in 2001, as this business ceased on December 31, 2001 resulting in a revenue decrease of $1,381,000 and associated cost decrease of $367,000. Gross margin in the Isis segment increased by $171,000 as revenue decreased $856,000 and cost of phone cards decreased $1,027,000.

     o Operating expenses decreased by $366,000 due to reductions of $75,000 in R&D, $172,000 in general and administrative and $119,000 in sales and marketing expenses.

     o Net other income declined by a total of $919,000 from the 2001 period to the 2002 period as the Company recognized a net $0.9 million arbitration settlement during the second quarter of 2001.

     o Net interest income decreased by $99,000 from 2001 period to the 2002 period and income taxes increased by $7,000 in the 2002 period.

Revenue: Prepaid phone card revenue was $3,331,000 in 2002, compared to $4,187,000 in 2001. Service revenue decreased to zero in 2002 from $1,381,000 in 2001. All of the 2001 service revenue was derived from the Blackbird Platform Product line, which was discontinued at the end of 2001 after reaching the end of its service life.

Costs and Expenses: Costs of phone cards, services and systems decreased by $1,394,000 to $3,346,000 in second quarter of 2002, from $4,740,000 in the same period of 2001. As a percent of total revenue, the costs were 100% and 85% for the 2002 and 2001 periods, respectively. The decrease in the amounts and increase in the percentages of costs for 2002 relative to 2001 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's prior Blackbird service product offerings.

Sales and marketing expenses decreased 33% to $246,000 in 2002 from $365,000 in 2001. The decrease in sales and marketing expenses is attributable to headcount decreases and office closures in the Isis segment, and to zero sales and marketing expenses incurred for the Blackbird Platform product line in 2002.

General and administrative expenses decreased 33% to $343,000 in 2002 from $515,000 in 2001, primarily due to headcount reductions in comparison to the prior year period.

Research and development costs decreased 15% to $411,000 in 2002 from $486,000 in 2001. The decrease in expenditures from 2001 was primarily attributable to reduced spending on outside contractors, depreciation and prototypes in the LBS technology area.

Other Income, net: Net other income was $2,000 in 2002 compared to $921,000 in 2001. Other income includes gains or losses from sales of equipment and other miscellaneous income items. Other income in 2001 included $0.9 million related to a one-time arbitration settlement, net of expenses.

Interest Income and Expense: Net interest income decreased to $22,000 in 2002 from $121,000 in 2001. This decrease is attributable to lower interest rates earned on invested cash in the 2002 period compared to the 2001 period, lower average cash balances on hand and interest related to the net arbitration settlement received in the 2001 period.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Overview: Total revenue decreased 49% to $5,689,000 in 2002 from $11,129,000 in 2001. Net loss was ($1,981,000), or ($0.86) per diluted share, in 2002 compared net income of $454,000, or $0.20 per diluted share, in 2001. The decreased revenue was due to the closure of the Company's Blackbird Platform product system at the end of 2001 and to reduced sales from its Isis phonecard segment due to the closure of sales offices and increased competition in its marketplace.

The $2,435,000 decrease in net income is due to several factors.

     o Gross margin decreased by $1,963,000. Gross margin from the Blackbird products was zero in 2002, compared to $2,032,000 in 2001, as this business closed on December 31, 2001 resulting in a revenue decrease of $2,786,000 and associated cost decrease of $754,000. Gross margin in the Isis segment increased by $69,000 as revenue decreased by $2,654,000, combined with cost decreases of $2,723,000.

     o Operating expenses decreased by $703,000 due to reductions of $162,000 in R&D, $307,000 in general and administrative and $234,000 in sales and marketing expenses.

     o Net other income declined by a total of $940,000 from the 2001 period to the 2002 period.

     o Net interest income decreased by $130,000 from the 2001 period to the 2002 period and income taxes increased $5,000 in the 2002 period.

     o The Company recorded a goodwill writedown of $100,000 as the cumulative effect of the change in accounting principle related to its adoption of FAS 142 during the 2002 period.

Revenue: Prepaid phone card revenue was $5,689,000 in 2002, compared to $8,343,000 in 2001. Service revenue decreased to zero in 2002 from $2,786,000 in 2001. All of the 2001 service revenue was derived from the Blackbird Platform Product line, which was discontinued at the end of 2001 after reaching the end of its service life.

Costs and Expenses: Costs of phone cards, services and systems decreased by $3,477,000 to $5,617,000 in first six months of 2002, from $9,094,000 in the same period of 2001. As a percent of total revenue, the costs were 99% and 82% for the 2002 and 2001 periods, respectively. The decrease in the amount is due to lower revenue levels in the 2002 period. The increase in the percentages of costs for 2002 relative to 2001 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's prior Blackbird service product offerings.

Sales and marketing expenses decreased 30% to $537,000 in 2002 from $771,000 in 2001. The decrease in sales and marketing expenses is attributable to headcount decreases and office closures in the Isis segment, higher trade show costs incurred in the 2001 period related to introduction of the Company's Neumobility product line, and to zero sales and marketing expenses incurred for the Blackbird Platform product line in 2002.

General and administrative expenses decreased 32% to $650,000 in 2002 from $957,000 in 2001, primarily due to headcount reductions in comparison to the prior year period.

Research and development costs decreased 17% to $815,000 in 2002 from $977,000 in 2001. The decrease in expenditures from 2001 was primarily attributable to reduced spending on outside contractors, depreciation and prototypes in the LBS technology area.

Other Income, net: Net other income was $5,000 in 2002 compared to $945,000 in 2001. Other income includes gains or losses from sales of equipment and other miscellaneous income items. Other income in 2001 included $0.9 million related to a one-time arbitration settlement, net of expenses.

Interest Income and Expense: Net interest income decreased to $51,000 in 2002 from $181,000 in 2001. This decrease is primarily attributable to lower interest rates earned on invested cash in the 2002 period compared to the 2001 period, lower average cash balances on hand and interest related to the net arbitration settlement received in the 2001 period.

Liquidity and Capital Resources

The Company's capital requirements have consisted primarily of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On June 30, 2002, the Company's cash balance was $4.5 million as compared to $6.4 million on December 31, 2001. The Company's working capital decreased to $4.8 million at June 30, 2002 from $6.5 million at December 31, 2001.

Net cash used in operating activities amounted to $1.9 million in the first six months of 2002, compared to net cash provided of $3.3 million in the comparable 2001 period. The largest factors in the decreased level of cash provided by operations in 2002 compared to 2001 were $2.1 million in customer deposits in 2001, the $2.4 million in reduced net income in the 2002 period and changes in balance sheet accounts in the current period. At June 30, 2002, the Company had no commitments for capital expenditures.

Operating Trends: The Company had a net loss of $1,981,000 in the first six months of 2002, compared to net income of $0.6 million and $2.6 million for each of the full years ended December 31, 2001 and 2000, respectively. As of June 30, 2002, the Company had an accumulated deficit of $23.1 million, which primarily accumulated during the three years ended December 31, 1998. In the first six months of 2002, revenue from prepaid phone cards represented 100% of total revenue, compared to 75% in the prior year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates that could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a short-term investment portfolio consisting of interest bearing securities with maturities of less than ninety days. These securities are classified as cash. These securities are interest bearing and thus subject to interest rate risk and may fall in value if market interest rates increase. Because the Company has the ability to hold its fixed income investments until maturity, the Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. The Company has operated primarily in the United States and all revenues to date have been in U.S. dollars. Accordingly, the Company does not have material exposure to foreign currency rate fluctuations. The Company has not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is unable to assess the likely outcome of the case.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 6, 2002.

Election of One Class II Director

Lawrence Schoenberg was elected as a Class II director of the Company's Board of Directors to hold office until the Company's third annual meeting of stockholders following the election or until his successor is duly elected and qualified. In connection with the election of the Class II director, the voting of stockholders was as follows:

                  Nominee                          For             Withheld
                  -------                          ---             --------
                  Lawrence Schoenberg           1,604,563           58,531

The other directors, whose terms of office continue after the meeting, are Stephen Katz, Henry Ellis and Joshua Angel.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated June 12, 2002, under Item 5 of such Report, relating to a Press Release describing the transfer of trading of the Company's common stock from the Nasdaq National Market to the Nasdaq SmallCap Market effective June 14, 2002. No financial statements were included in such Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        CELLULAR TECHNICAL SERVICES COMPANY, INC.

        By: /s/ Bruce R. York
            -----------------
            Bruce R. York
            Vice President and Chief Financial Officer
            August 7, 2002

                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'

The trademark symbol shall be expressed as..................................'TM'