Form 10-Q
period 2002-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2002-11-08
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC. 20549

                                    FORM 10-Q
                                    ---------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
September 30, 2002                                                       -------
------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

         2,291,770 Common Shares were outstanding as of November 8, 2002.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................................................3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................14

Item 4.   Controls and Procedures..........................................................................14

PART II.  OTHER INFORMATION................................................................................15

Item 1.   Legal Proceedings................................................................................15

Item 6.   Exhibits and Reports on Form 8-K.................................................................15

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in 000's, except share amounts)

                                                                                         September 30,          December 31,
                                                                                             2002                   2001
                                                                                             ----                   -----
                                                                                          (unaudited)              (NOTE A)
                                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                 $  3,996             $  6,353
   Accounts receivable, net of reserves of $240 at September 30, 2002 and $259
      at December 31, 2001                                                                        768                  529
   Employee receivable, net of reserves of $13 at September 30, 2002 and December
      31, 2001                                                                                  --                      16
   Inventories                                                                                    414                  531
   Prepaid expenses, deposits and other current assets                                            184                  205
                                                                                             --------             --------

     Total Current Assets                                                                       5,362                7,634

PROPERTY AND EQUIPMENT, net                                                                       304                  477

LONG-TERM DEPOSIT                                                                                --                     25

GOODWILL                                                                                         --                    100

LONG-TERM INVESTMENT                                                                            1,754                1,754
                                                                                             --------             --------
TOTAL ASSETS                                                                                 $  7,420             $  9,990
                                                                                             ========             ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                  $  1,020             $    847
   Payroll related liabilities                                                                    156                  180
   Customers' deposits and deferred revenue                                                       129                   84
                                                                                             --------             --------
     Total Current Liabilities                                                                  1,305                1,111

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding                                                     --                   --
   Common Stock, $0.001 par value per share, 30,000 shares
     authorized, 2,292 shares issued and outstanding at
     September 30, 2002 and at December 31, 2001                                                   23                   23
   Additional paid-in capital                                                                  29,976               29,976
   Accumulated deficit                                                                        (23,884)             (21,120)
                                                                                             --------             --------
     Total Stockholders' Equity                                                                 6,115                8,879
                                                                                             --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  7,420             $  9,990
                                                                                             ========             ========

-------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)

                                                             Three months ended                        Nine months ended
                                                                September 30,                            September 30,
                                                         ---------------------------------------------------------------------
                                                          2002                  2001               2002                 2001
                                                         ---------------------------------------------------------------------
REVENUE
  Phonecards                                             $3,728               $4,052             $ 9,417              $12,395
  Services and Systems                                     --                  1,318                --                  4,104
                                                         --------------------------------------------------------------------
Total Revenue                                             3,728                5,370               9,417               16,499

COSTS AND EXPENSES
  Cost of phonecards                                      3,645                3,847               9,262               12,187
  Cost of services and systems                             --                    324                --                  1,078
  Sales and marketing                                       251                  283                 788                1,054
  General and administrative                                221                  447                 871                1,404
  Research and development                                  402                  434               1,217                1,411
                                                         --------------------------------------------------------------------
Total Costs and Expenses                                  4,519                5,335              12,138               17,134
                                                         --------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                              (791)                  35              (2,721)                (635)

OTHER INCOME, net                                             0                    2                   5                  947

INTEREST INCOME, net                                         13                   63                  64                  244
                                                         --------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                          (778)                 100              (2,652)                 556

PROVISION FOR INCOME TAXES                                    5                   19                  12                   21
                                                         --------------------------------------------------------------------
INCOME (LOSS) BEFORE THE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                   (783)                  81              (2,664)                 535

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE                                              --                   --                  (100)                --
                                                         --------------------------------------------------------------------
NET INCOME (LOSS)                                        $ (783)              $   81             $(2,764)             $   535
                                                         ====================================================================

BASIC AND DILUTED PER SHARE DATA:

  Income (loss) before the effect of a change in
     accounting principle                                $ (0.34)             $ 0.04             $ (1.17)             $  0.23

  Cumulative effect of a change in accounting
     principle                                             --                   --                 (0.04)                --
                                                         --------------------------------------------------------------------

  Net Income (Loss)                                      $ (0.34)             $ 0.04             $ (1.21)             $  0.23
                                                         ====================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                2,292                2,292               2,292                2,292

     Diluted                                              2,292                2,297               2,293                2,301

-----------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                      ---------------------------------------
                                                                                             2002                 2001
                                                                                      -----------------    ------------------
OPERATING ACTIVITIES
   Net income (loss)                                                                       $(2,764)             $  535
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Depreciation and amortization of property and equipment                                 184                 408
       Impairment of goodwill                                                                  100                --
       Amortization of goodwill                                                               --                    20
       Gain on disposal of assets                                                             --                   (25)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                                      (239)                123
         Decrease in employee receivable, net                                                   16                  25
         Decrease in inventories, net                                                          117                 364
         Decrease in prepaid expenses and deposits                                              21                 280
         Increase in accounts payable, accrued liabilities and taxes other than
           payroll or income                                                                   173                 244
         Decrease in payroll related liabilities                                               (24)               (302)
         Increase in deferred revenue and customers' deposits                                   45                 864
                                                                                           -------              ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (2,371)              2,536

INVESTING ACTIVITIES
   Purchase of property and equipment                                                          (11)                (57)
   Proceeds from sale of assets                                                               --                    39
   Long term deposit                                                                            25                --
   Long term investment                                                                       --                     4
                                                                                           -------              ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                             14                 (14)
                                                                                           -------              ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,357)              2,522

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             6,353               4,529
                                                                                           -------              ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 3,996              $7,051
                                                                                           =======              ======

-----------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS"), including the December 31, 2001 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

NOTE B - LIQUIDITY:
Going forward into 2002, the Company has continued to reduce its fixed operating costs. Management believes that under its current business plan, its current cash balances and cash flows expected to be generated from operations are sufficient to fund its operations and capital requirements for at least 12 months. However, the Company's inability to successfully generate sufficient cash flow from operations or obtain financing from external sources would have a material adverse impact on the Company's financial position, liquidity or results of operations and may require the Company to reduce its expenditures further or curtail certain operations to enable it to continue its operations for that period.

On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days, a violation of the Nasdaq National Market's continued listing requirements. In late May the Company applied for listing on the Nasdaq SmallCap Market System ("SCM"), was accepted and began trading on the SmallCap market on June 14, 2002. This transfer could have a material adverse affect on the price of its common stock, could adversely affect the liquidity of the shares held by its shareholders, and could restrict the Company's ability to raise additional capital in the future.

The market value of the Company's common shares has recently traded below $1.00, a violation of the listing requirements of the Nasdaq SCM. On November 1, 2002 the Company received a notice from Nasdaq giving the Company a 180-day period, until April 30, 2003, in which to demonstrate compliance. If the deficiency is not corrected, Nasdaq will provide delisting notification to the Company, which may then go through an appeals process. A delisting of the Company's shares from Nasdaq SCM could have a material adverse affect on the price of its common stock, could adversely affect the liquidity of the shares held by its shareholders, and could restrict the Company's ability to raise additional capital in the future.

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

In July 2001, the FASB issued Financial Accounting Standard 142 -- Goodwill and Intangible Assets ("FAS 142"). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. The Company adopted FAS 142 effective January 1, 2002. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. As of January 1, 2002, the Company had approximately $100,000 of goodwill related to the acquisition of New England Telecom, Inc., in August 2000. In compliance with FAS 142, the Company no longer amortizes goodwill, and performed an initial test of impairment on goodwill that resulted in the recording of an impairment loss in the amount of $100,000 during the three months ended March

31, 2002. This writedown has been presented as the cumulative effect of an accounting change in the statement of operations. The following table summarizes the effects of FAS 142 on net income (loss) had it been applied retroactively to 2001:

(in $000 except per share amounts)    Three months ended    Three months ended     Nine months ended    Nine months ended
                                      September 30, 2002    September 30, 2001     September 30, 2002   September 30, 2001
                                      ------------------    ------------------     ------------------   ------------------
Net income (loss):                                $(783)                   $81               $(2,764)                 $535

Goodwill Amortization                                 --                     7                     --                   20
                                      ------------------------------------------------------------------------------------

Adjusted net income (loss):                       $(783)                   $88               $(2,764)                 $555
                                      ====================================================================================

There is no impact on basic or diluted loss per share due to the amortization of goodwill, net of taxes.

NOTE D - INVENTORIES:
Inventory reflects phonecards sold through the Company's phonecard business. Included in phonecard inventory at September 30, 2002 is $125,000 related to sales that have been accounted for on a consignment basis and $121,000 related to sales returns reserves at September 30, 2002. Included in phonecard inventory at December 31, 2001 is $80,000 related to sales that have been accounted for on a consignment basis and $143,000 related to sales returns reserves at December 31, 2001. Inventory consists of the following (in 000's):

                                           September 30,      December 31,
                                                2002              2001
                                           -------------      ------------
           Inventory                          $ 600             $ 578
           Less reserves                       (186)              (47)
                                              -----             -----

                                              $ 414             $ 531
                                              =====             =====

NOTE E - CONTINGENCIES:
From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is unable to assess the likely outcome of the case.

NOTE F- EARNINGS (LOSS) PER SHARE:
The calculation of basic and diluted earnings (loss) per share is as follows (in 000's, except per share amounts):

                                                                 Three months ended                    Nine months ended
                                                                    September 30,                        September 30,
                                                               -----------------------              ------------------------
                                                               2002               2001              2002                2001
                                                               ----               ----              ----                ----

Net income (loss) (A)                                       $  (783)            $    81            $(2,764)            $   535
                                                            ==================================================================
Weighted average number of shares outstanding (B)             2,292               2,292              2,292               2,292
Stock options                                                  --                     5                  1                   9
                                                            ------------------------------------------------------------------
Weighted average number of shares and common share
equivalents outstanding (C)                                   2,292               2,297              2,293               2,301
                                                            ==================================================================
Basic income (loss) per share (A)/(B)                       $ (0.34)            $  0.04            $ (1.21)            $  0.23
                                                            ==================================================================
Diluted income (loss) per share (A)/(C)                     $ (0.34)            $  0.04            $ (1.21)            $  0.23
                                                            ==================================================================


Outstanding stock options of 322,123 and 345,541 at September 30, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE G- SEGMENT INFORMATION:
The Company has two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line, which included the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'TM' roaming-fraud prevention service, and related application products and services and the Company's Neumobility location-based services platform and software applications; and (ii) the Company's prepaid long-distance phonecard business, which is conducted through its majority-owned subsidiary, Isis Tele-Communications, Inc. Management evaluates segment performance based upon segment profit or loss before income taxes. The difference in pretax segment income of $556,000 and net income of $535,000 for the nine months ended September 30, 2001 is attributable to income tax expense of $21,000. The difference in pretax segment loss of $2,652,000 and net loss of $2,764,000 for the nine months ended September 30, 2002 is attributable to the write-down of $100,000 in goodwill and income tax expense of $12,000. There were no inter-company sales of products between the segments. In the first quarter of 2002 the Company recorded an impairment writedown of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142. In the nine-month period ended September 30, 2001 the Company recorded $20,000 of goodwill amortization associated with its phone card segment. The value of goodwill recorded for the Company's phone card segment was $104,000 at December 31, 2000, $84,000 at September 30, 2001, $100,000 at December 31, 2001 and zero at September 30, 2002.

   Three months ended September 30, 2002
   -------------------------------------
   (in 000's)                                                  Segments
                                                  ----------------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --         $3,728             $3,728
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss before the effects of a
       change in accounting principle                          ($625)          (153)              (778)
   Expenditures for segment assets                                 11             --                 11

   Segment assets (at September 30, 2002)                       5,862          1,558              7,420
   Three months ended September 30, 2001
   -------------------------------------
   (in 000's)                                                  Segments
                                                  ----------------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                             $1,318         $4,052             $5,370
   Inter-segment revenue                                           --             --                 --
   Pretax segment income (loss)                                   307          (207)                100
   Expenditures for segment assets                                 --             12                 12

   Segment assets (at September 30, 2001)                       9,527          1,588             11,115
   Nine months ended September 30, 2002
   ------------------------------------
   (in 000's)                                                  Segments
                                                  ----------------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --         $9,417             $9,417
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss before the effects of a
       change in accounting principle                        ($2,013)          (639)            (2,652)
   Expenditures for segment assets                                 11             --                 11
   Nine months ended September 30, 2001
   ------------------------------------
   (in 000's)                                                  Segments
                                                  ----------------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                             $4,104        $12,395            $16,499
   Inter-segment revenue                                           --             --                 --
   Pretax segment income (loss)                                 1,702        (1,146)                556
   Expenditures for segment assets                                 33             24                 57

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

Goodwill and Intangible Impairment: In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142,

"Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues in accordance with the transition rules of FAS 142. In the three-month period ended March 31, 2002 the Company recorded an impairment writedown of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142. The Company has no goodwill recorded on its books at September 30, 2002.

Long-Term Investment: The Company accounts for its investment of $1,754,000 in TruePosition, Inc. under the cost method as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any decline in fair value of its investment is other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. If any such decline in fair value is determined to be other-than-temporary and below the accounting basis, the Company would record an expense to reduce the cost to fair value.

Overview

Over the past 13 years the Company has developed, marketed, distributed and supported a diversified mix of products and services for the telecommunications industry. The Company has developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management. During the past three years the Company implemented short and long-range strategic plans to diversify its product mix. A description of the Company's business follows.

Products

Prepaid Long-Distance Phonecard Products: To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in December 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company markets and distributes branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also markets prepaid wireless phones and phonecards. Isis specializes in targeted marketing programs and features local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributes cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Isis has sales offices in Los Angeles and Boston. The Company is continuing to evaluate a variety of strategic alternatives with respect to its Isis prepaid products subsidiary.

Location Based Services ("LBS") Platform and Applications: In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications to enter into the wireless geo-location market being opened up as wireless carriers begin to comply with the FCC's new E-911 requirements. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The Neumobility family of products includes a scalable platform and an application suite providing location-based information utilizing both network and satellite positioning technologies. The platform is called NeuTrac'TM', and is a system utilizing positioning data to create, maintain and deliver relevant content and services in a location-based format. The NeuTrac platform is configurable and creates a combination of subscription-based, pay-per-use and free value-added services. The application suite includes: NeuCommerce'TM', which allows for personalized, permission-based one-to-one marketing; NeuMerchant'TM', which allows for the tracking of merchant offers and creates metrics to analyze the impact of marketing efforts; NeuMap'TM', which creates directions based upon positioning data; NeuList'TM', which adds a location-sensitive component to wireless e-mail functions; and NeuJournal'TM', a journaling feature which allows for the documentation of location and content.

The Company has recently made the difficult decision to cease development efforts of its Neumobility LBS platform and applications division, due to the uncertainty in both timing and magnitude of future revenue streams, combined with the large continuing investment required to complete, market and support the products. The Company reduced its workforce by 13 persons in November 2002 as a result of this decision. The Company will continue to seek outside partners or investors for the Neumobility IP portfolio and product suite. The Company is evaluating severance and potential facilities or equipment related charges to be accrued in the fourth quarter of 2002 related to the closure of this division. The Company currently anticipates incurring approximately $0.1 million in cash severance charges and in the range of $0.1 to $0.4 million in a combination of other charges related to the writedown of excess computer equipment and lease costs related to excess facilities to be paid through the third quarter of 2003.


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

Revenue and Expense

Revenue: During the first nine months of 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. Prepaid phone-card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company maintains an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with SFAS 48. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

During the first nine months of 2001, the Company generated revenue from two sources: sales of Isis pre-paid phone card products and Blackbird service revenue. Service revenue was derived primarily from hardware and software maintenance programs, No Clone Zone roaming fraud prevention service, Blackbird Platform Monitoring service and related professional services provided in support of the Company's previously deployed product base. Service revenue was recognized ratably over the period during which the service was provided.

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

The Company expects that its costs and expenses in these and other areas will continue to be incurred in the future, due to the ongoing need to: (i) make investments in research and development to develop new products and services which address emerging market opportunities; (ii) enhance its sales and marketing activities; and (iii) enhance its general and administrative activities.

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

Overview: Total revenue decreased 31% to $3,728,000 in 2002 from $5,370,000 in 2001. Net loss was ($783,000), or ($0.34) per diluted share, in 2002 compared to net income of $81,000, or $0.04 per diluted share, in 2001. The decreased revenue resulted from the closure of the Company's Blackbird Platform product system at the end of 2001 as well as reduced sales from its Isis phonecard segment due to the closure of unprofitable sales offices and increased competition in its marketplace.

The $864,000 decrease in net income is due to several factors.

     o Gross margin decreased by $1,116,000. Gross margin from the Blackbird products was zero in 2002, compared to $994,000 in 2001, as this business ceased on December 31, 2001 resulting in a revenue decrease of $1,318,000 and associated cost decrease of $324,000. Gross margin in the Isis segment decreased by $122,000 as revenue decreased $324,000 and cost of phone cards decreased $202,000.

     o Operating expenses decreased by $290,000 due to reductions of $32,000 in R&D, $226,000 in general and administrative and $32,000 in sales and marketing expenses.

     o Net other income decreased by $2,000 from the 2001 period to the 2002 period.

     o Net interest income decreased by $50,000 and income taxes decreased by $14,000 in the 2002 period compared to the 2001 period.

Revenue: Prepaid phone card revenue decreased 8% to $3,728,000 in 2002, compared to $4,052,000 in 2001 due primarily to increased competition and lower long-distance pricing. Service revenue decreased to zero in 2002 from $1,318,000 in 2001. All of the 2001 service revenue was derived from the Blackbird Platform Product line, which was discontinued at the end of 2001 after reaching the end of its service life.

Costs and Expenses: Costs of phone cards, services and systems decreased by $526,000 to $3,645,000 in third quarter of 2002, from $4,171,000 in the same period of 2001. As a percent of total revenue, the costs were 98% and 78% for the 2002 and 2001 periods, respectively. The decrease in the amounts and increase in the percentages of costs for 2002 relative to 2001 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's prior Blackbird service product offerings.

Sales and marketing expenses decreased 11% to $251,000 in 2002 from $283,000 in 2001. The decrease in sales and marketing expenses is primarily attributable to headcount decreases and office closures in the Isis segment, and to zero sales and marketing expenses incurred for the Blackbird Platform product line in 2002.

General and administrative expenses decreased 51% to $221,000 in 2002 from $447,000 in 2001, primarily due to headcount reductions and related expense reductions in comparison to the prior year period.

Research and development costs decreased 7% to $402,000 in 2002 from $434,000 in 2001. The decrease in expenditures from 2001 was primarily attributable to reduced spending on outside contractors, depreciation and prototypes in the LBS technology area.

Other Income, net: Net other income was $0 in 2002 compared to $2,000 in 2001. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income decreased to $13,000 in 2002 from $63,000 in 2001. This decrease is attributable to lower interest rates earned on invested cash in the 2002 period compared to the 2001 period and lower average cash balances on hand in 2002.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Overview: Total revenue decreased 43% to $9,417,000 in 2002 from $16,499,000 in 2001. Net loss was ($2,764,000), or ($1.21) per diluted share, in 2002 compared to net income of $535,000, or $0.23 per diluted share, in 2001. The decreased revenue was due to the closure of the Company's Blackbird Platform product system at the end of 2001 and to reduced sales from its Isis phonecard segment due to the closure of sales offices and increased competition in its marketplace.

The $3,299,000 decrease in net income is due to several factors.

     o Gross margin decreased by $3,079,000. Gross margin from the Blackbird products was zero in 2002, compared to $3,026,000 in 2001, as this business closed on December 31, 2001 resulting in a revenue decrease of $4,104,000 and associated cost decrease of $1,078,000. Gross margin in the Isis segment decreased by $53,000 as revenue decreased by $2,978,000, combined with cost decreases of $2,925,000.

     o Operating expenses decreased by $993,000 due to reductions of $194,000 in R&D, $533,000 in general and administrative and $266,000 in sales and marketing expenses.

     o Net other income declined by a total of $942,000 from the 2001 period to the 2002 period.

     o Net interest income decreased by $180,000 and income taxes decreased $9,000 in the 2002 period compared to the 2001 period.

     o The Company recorded a goodwill writedown of $100,000 as the cumulative effect of the change in accounting principle related to its adoption of FAS 142 during the 2002 period.

Revenue: Prepaid phone card revenue decreased 24% to $9,417,000 in 2002, compared to $12,395,000 in 2001. Service revenue decreased to zero in 2002 from $4,104,000 in 2001. All of the 2001 service revenue was derived from the Blackbird Platform Product line, which was discontinued at the end of 2001 after reaching the end of its service life.

Costs and Expenses: Costs of phone cards, services and systems decreased by $4,003,000 to $9,262,000 in first nine months of 2002, from $13,265,000 in the same period of 2001. As a percent of total revenue, the costs were 98% and 80% for the 2002 and 2001 periods, respectively. The decrease in the amount is due to lower revenue levels in the 2002 period. The increase in the percentages of costs for 2002 relative to 2001 is primarily due to the prepaid phone card business being a larger percentage of the Company's overall business with lower gross margins compared to the Company's prior Blackbird service product offerings.

Sales and marketing expenses decreased 25% to $788,000 in 2002 from $1,054,000 in 2001. The decrease in sales and marketing expenses is primarily attributable to headcount decreases and office closures in the Isis segment.

General and administrative expenses decreased 38% to $871,000 in 2002 from $1,404,000 in 2001, primarily due to headcount reductions and related expense reductions in comparison to the prior year period.

Research and development costs decreased 14% to $1,217,000 in 2002 from $1,411,000 in 2001. The decrease in expenditures from 2001 was primarily attributable to reduced spending on outside contractors, depreciation and prototypes in the LBS technology area.

Other Income, net: Net other income was $5,000 in 2002 compared to $947,000 in 2001. Other income includes gains or losses from sales of equipment and other miscellaneous income items. Other income in 2001 included approximately $0.9 million related to a one-time arbitration settlement, net of expenses.

Interest Income and Expense: Net interest income decreased to $64,000 in 2002 from $244,000 in 2001. This decrease is primarily attributable to lower interest rates earned on invested cash in the 2002 period compared to the 2001 period, lower average cash balances on hand and interest related to the net arbitration settlement received in the 2001 period.

Liquidity and Capital Resources
The Company's capital requirements have consisted primarily of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 2002, the Company's cash balance was $4.0 million as compared to $6.4 million on December 31, 2001. The Company's working capital decreased to $4.1 million at September 30, 2002 from $6.5 million at December 31, 2001.

Net cash used in operating activities amounted to $2.4 million in the first nine months of 2002, compared to net cash provided of $2.5 million in the comparable 2001 period. The largest factors in the decreased level of cash provided by operations in 2002 compared to 2001 were the $3.3 million in reduced net income, significant deferred revenue recorded in the 2001 period and changes in balance sheet accounts in the reporting periods. At September 30, 2002, the Company had no commitments for capital expenditures.

Operating Trends: The Company had a net loss of $2,764,000 in the first nine months of 2002, compared to net income of

$0.6 million and $2.6 million for each of the full years ended December 31, 2001 and 2000, respectively. As of September 30, 2002, the Company had an accumulated deficit of $23.9 million, which primarily accumulated during the three years ended December 31, 1998. In the first nine months of 2002, revenue from prepaid phone cards represented 100% of total revenue, compared to 75% in the prior year period.

There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that existing revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. While the Company believes that its current cash reserves and projected cash flow from operations will provide sufficient cash to fund its operations for at least 12 months, unanticipated changes in customer needs and/or other external factors may require additional financing and/or further expense reductions.

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

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is unable to assess the likely outcome of the case.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits
        --------

        Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b) Reports on Form 8-K
        -------------------

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CELLULAR TECHNICAL SERVICES COMPANY, INC.

             By: /s/ Bruce R. York
                 -----------------
                 Bruce R. York
                 Vice President and Chief Financial Officer
                 November 8, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Bruce R. York, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cellular Technical Services Company, Inc.;

     2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  By: /s/ Bruce R. York
                      -----------------
                      Bruce R. York
                      Vice President and Chief Financial Officer
                      November 8, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Stephen Katz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cellular Technical Services Company, Inc.;

     2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  By: /s/ Stephen Katz
                      ----------------
                      Stephen Katz
                      Chief Executive Officer
                      November 8, 2002

                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................'TM'
The registered trademark symbol shall be expressed as....................'r'