Form 10-K
period 2002-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2003-03-31
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended.................................December 31, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from....................to.......................

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]     No [X]

As of June 30, 2002, there were 2,291,770 shares of Common Stock, $.001 par value outstanding. As of June 30, 2002 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $2.5 million. The aggregate market value of the Company's stock was calculated using $1.11, the closing price for its Common Stock on June 30, 2002 as reported on The Nasdaq Stock Market (SmallCap System).

Documents incorporated by reference in Part III: The Company's definitive proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-K



PART I....................................................................................................................3

ITEM 1.   BUSINESS........................................................................................................3
ITEM 2.   PROPERTIES.....................................................................................................13
ITEM 3.   LEGAL PROCEEDINGS..............................................................................................13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................13


PART II..................................................................................................................14

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................14
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA...........................................................................15
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................16
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................24
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................25


PART III.................................................................................................................25

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................................25
ITEM 11.   EXECUTIVE COMPENSATION........................................................................................26
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................................26
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................................26


PART IV..................................................................................................................27

ITEM 14.  CONTROLS AND PROCEDURES........................................................................................27
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................................27

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

General

The Company has developed, marketed, distributed and supported a diversified mix of products and services for the telecommunications industry. Over the past 14 years, the Company developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management, geo-location wireless software applications and sales of prepaid long-distance phonecard products.

On November 9, 2002, CTS ceased development efforts of its Neumobility development project, and on December 11, 2002 adopted a plan to wind down the operations of its Isis Tele-Communications, Inc. subsidiary. As a result, as of December 31, 2002 CTS has no current business other than to complete the wind-down of the operations of Isis. Management anticipates that all remaining assets of Isis will be realized, and liabilities settled during 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002 and 2003, management has been and will continue evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that it will be able to raise money on acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2003 the Company will incur costs of approximately $1.2 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash balances as of December 31, 2002 of approximately $3.3 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Description of Products sold in 2002 and prior years and Business through 2002

Prepaid Long-Distance Phonecard Products

The Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business in December 2002. At December 31, 2002, the Company was in the process of winding down its Isis operations. During 2002 Isis maintained sales offices in Los Angeles and Boston. Isis revenue accounted for 100 % and 74% of consolidated revenue for 2002 and 20001 respectively.

Location-Based Services: TruePosition, Inc. Investment and Neumobility'TM' Division

The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wire-line 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The services or applications to be delivered to mobile phones or other wireless devices included finder applications assisting users in locating others, businesses, or addresses; maps; directions; traffic reports; coupons; and many other similar services. Revenue from these services was designed to help wireless carriers offset the costs of providing the location data within their networks and to increase data airtime usage. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to slow market development and low future revenue projections which did not justify continued investment at that time.

Additionally, during the fourth quarter of 1999, the Company made a strategic investment in KSI, a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI. The Company's total investment valued at cost in TruePosition, Inc. common stock at December 31, 2001 was $1,754,000. In December 2002 the Company received certain valuation information from TruePosition indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and have not generated significant revenues. The Company's investment in TruePosition common stock has been diluted by these advances, which have recently been converted to preferred stock. It is possible that in the future the Company may receive proceeds from the sale of this investment but no such amount can be estimated at this time.

The Blackbird Platform Products

The Company's Blackbird Platform product line included a suite of radio frequency based platform solutions focusing on wireless fraud prevention. It involved various forms of "pre-call" verification to ensure that the use of an analog wireless telephone was legitimate before the device was allowed to connect to a carrier's analog wireless communications network. Blackbird Platform products were initially installed in over 2,000 cell sites in the US by wireless carriers in 1996-1998. As digital wireless communication was adopted, analog fraud decreased, and carriers gradually removed the Blackbird Platform products from service. The final contract expired December 31, 2001, and no revenue is anticipated from the Blackbird Platform product line past that date. Blackbird revenue accounted for 26% of consolidated revenue for 2001.

The Company's Strategy

As a result of the foregoing, the Company currently has de minimis business operations. As such, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders may experience substantial dilution.

The Company has no current business operations other than the wind-down of its Isis and Neumobility segments and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company or its shareholders.

The Company will not restrict its search to any specific geographical location, and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it may be able to participate in a limited number of potential business ventures, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk to the Company.

The Company may seek a business opportunity in the form of firms which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. In some instances, a business opportunity may involve the acquisition or merger with a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has limited capital with which to provide the owners of business opportunities with any significant cash or other assets. There may be significant post-merger or acquisition registration costs in the event such persons wish to register a portion of their shares for subsequent sale. The Company may also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Form 8-K's and/or SEC registration statements, agreements and related reports and documents.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's Chairman of the Board and CEO. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present contacts of the Company's officers and directors, such as but not limited to attorneys, accountants, financial advisors, bankers, businessmen and others. From time to time, such contacts may refer their clients, acquaintances and others to the Company. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, if such exists, as part of its investigation, and may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and shareholders of the Company must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop an economically viable business or that such business is in its development stage and there is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become economically viable or advance beyond the development stage. Certain opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. It should be noted that the Company likely has limited capital with which to make any acquisitions. Accordingly, in many of the transactions alluded to herein, it is likely that the consideration utilized to make any acquisitions will consist of equity securities.

In the event that an acquisition transaction is made utilizing primarily equity securities (as is expected to be the case), the percentage ownership of present shareholders will be diluted, the extent of dilution depending upon the amount so issued. Persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders. Further, if the Company were to issue substantial additional securities in any acquisition transaction, such issuance might have an adverse effect on the trading market in the Company's securities in the future.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market in the Company's securities may have a depressive effect on such market.

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and State tax consequences to the Company and to any target company. Under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. A tax-free reorganization may require the Company to issue a substantial number of its securities in exchange for the securities or assets of a target firm. Accordingly, the proportional interests of the shareholders of the Company prior to such transaction or reorganization may be substantially less than the proportional interest of such shareholders in the reorganized entity. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that Federal and State tax regulations will not change in the foreseeable future and result in the Company incurring a significant tax liability.

The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Further, companies subject to Section 13 or 15(d) of the Exchange Act must furnish certain information about significant acquisitions, including certified financial statements for the company or companies acquired covering at least two years. Consequently, if targeted acquisition prospects do not have, or are unable to obtain, the requisite certified financial statements, such acquisitions by the Company would appear to be inappropriate.

Competition

The Company is aware that there are many other public companies with limited assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and in all likelihood will be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

Regulation

Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar that the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

In the event the Company acquires or merges with a business or business opportunity in certain industries, the Company expects that its business will be subject to various regulations. For example, the telecommunications industry is subject to the provisions of the Telecommunications Act of 1996 and Federal Communication Commission ("FCC") regulations there under, as well as applicable laws and regulations of the various states administered by the relevant state authorities. Certain aspects of the Internet industry are also subject to the Telecommunications Act of 1996 and regulations of the FCC. There can be no assurance that the Company would be able to comply with any such regulations. In addition, regulations may be enacted in the future which may have a material adverse effect on the business of the Company.

Product Development

For the years ended December 31, 2002, 2001 and 2000, the Company incurred research and development expenditures of $1.5 million, $1.8 million and $1.5 million, respectively. The Company ceased research and development efforts in November 2002 with the announcement that it would stop development efforts on its Neumobility product line.

Sales, Marketing and Distribution

The Company currently has no sales and marketing personnel as all personnel previously employed in its Neumobility division or Isis subsidiary were terminated in late 2002.

Proprietary Rights

The Company currently owns 14 issued United States patents relating to its products. The Company's strategy has been to protect its technology and other proprietary rights through patents, copyrights, trademarks, nondisclosure agreements, license agreements and other forms of protection. The Company has been active in pursuing patent protection for technology and processes involving its products that it believes to be proprietary and to provide a potential competitive advantage for the Company. In addition, the Company has also licensed patents from third parties in an effort to maintain flexibility in the development and use of its technology. The Company also attempts to protect its proprietary rights through the use of nondisclosure agreements with its employees and consultants, and license agreements with customers, which contain restrictions on disclosure, use and transfer of proprietary information. The Company further employs various physical security measures to protect its software source codes, technology and other proprietary rights. See also "Business Risks -- Proprietary Rights" below.

Employees

As of February 28, 2003, the Company had 4 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis. See also "Business Risks -- Dependence on Personnel" below.

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

NO CURRENT BUSINESS OPERATIONS: With no current business operations other than to complete the wind-down of its Isis subsidiary and its Neumobility division, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition. There is no assurance the Company's intended merger or acquisition activities will be successful, result in revenue or profit to the Company or result in an increase in the value of its stock. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

HISTORY OF NET LOSSES; ACCUMULATED DEFICIT: The Company incurred net losses of approximately $5.5 million in 2002 and forecasts spending approximately $1.2 million in 2003 with no revenue. As of December 31, 2002, the Company had an accumulated deficit of $26 million, the majority of which accumulated during the three years ended December 31, 1998. With the announcements in late 2002 of the closures of the Isis subsidiary and Neumobility division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future. Past revenue levels should not be considered indicative of future operating results. Operating results for future periods are subject to numerous risks and uncertainties, including those specified elsewhere in this report. If the Company is not successful in addressing such risks and uncertainties, the Company's business, financial condition and results of operations will be materially adversely affected.

NEED FOR ADDITIONAL FINANCING: The Company's needs for additional financing will depend upon a number of factors, including, but not limited to, the timing and success of potential strategic alliances or acquisitions of businesses, technologies or assets. The Company believes that existing cash reserves will provide sufficient cash to fund its operations for at least the next two years. However, if the Company is unable to achieve positive cash flow or achieves sales growth requiring working capital beyond current amounts, the Company may be required to seek additional financing sooner than currently anticipated or may be required to curtail some of its activities. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company's failure to obtain such additional financing, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations. See also "Nasdaq Listing Requirements" below.

VOLATILITY OF STOCK PRICE; LIMITED TRADING MARKET: The market for the Company's common stock is highly volatile and has had limited trading volumes in recent quarters. The trading price of the Company's common stock has been and could continue to be subject to wide fluctuations in response to investors' perception of the Company's ability to make an acquisition, changes in the Company's stock market listing status, as well as other events or factors. See "Business Risks -- No Current Business Operations" above and "Nasdaq Listing Requirements" below. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company has competed have resulted, and could in the future result, in an adverse effect on the market price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which often have been unrelated to the operating performance of specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

Only a limited trading market for the Company's common stock currently exists. The market price of the common stock, which currently is listed on the Nasdaq SmallCap Market under the symbol CTSC, has, in the past, fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's common stock. The actions of any of these market makers could substantially impact the volatility of the Company's common stock.

NASDAQ LISTING REQUIREMENTS: On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days, a violation of the Nasdaq National Market's continued listing requirements. In late May the Company applied for listing on the Nasdaq SmallCap Market System ("SCM"), was accepted and began trading on the SmallCap market on June 14, 2002. This transfer could have a material adverse affect on the price of its common stock, could adversely affect the liquidity of the shares held by its shareholders, and could restrict the Company's ability to raise additional capital in the future.

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

PENNY STOCK RULES: The Company's common stock is currently listed on the Nasdaq SmallCap Market. If the stock is delisted from that market, the stock would trade on the OTC Bulletin Board. If that occurred, the stock may be subject to other rules including an SEC rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of shareholders to sell their shares in the secondary market. In addition, SEC rules impose additional sales practice requirements on broker/dealers who sell penny securities. These rules require a summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealer's duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer's rights and remedies in cases of fraud in penny stock transactions; and the NASD's toll free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The additional burdens imposed upon broker/dealers by such requirements may discourage broker/dealers from effecting transactions in the common stock, which could severely limit the market for the Company's common stock

COMPETITION FOR BUSINESS OPPORTUNITIES: The Company is aware that there are many other companies with limited assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and may be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination and there can be no assurance the Company will be able to acquire a business opportunity on terms favorable to the Company.

STRATEGIC RELATIONSHIPS AND PARTNERSHIPS: The Company may need to establish and maintain strategic relationships including joint ventures with respect to technology, joint sales and marketing relationships and alliances for new product development and for the creation of new markets. The Company's success may depend on strategic relationships to offer products and services to a larger customer base than can be reached through its direct sales efforts. The Company cannot be assured that it will be able to expand or enter into new relationships or that the relationships will be on commercially reasonable terms. If the Company is unable to develop strategic relationships, it could lose the benefits anticipated from such relationships.

GOVERNMENT REGULATION; LEGAL UNCERTAINTIES; WEBSITE INFORMATION; PERSONAL DATA:
Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar that the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

Although the Company's operations are not currently directly regulated, future operations of the Company may become subject to a variety of United States and foreign governmental laws, regulations and other requirements. The terms of any existing laws, regulations or other requirements, or any changes thereto, may inhibit the growth certain industries, limit the number of potential customers for the Company's future products and services and/or impede the Company's ability to offer competitive services to its chosen marketplaces or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

TAXATION: In any acquisition or merger the Company may undertake, attention will be focused upon federal and state tax consequences to both the Company and the "target" company. Presently, under Section 368 of the Internal Revenue Code of 1986, as amended, a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. While the Company expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Company and the "target" company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. Additionally, there can be no assurance that the Company's net operating loss carryforwards will be fully available to offset any future taxable income generated by the Company. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have substantial adverse effect on the Company.

POSSIBLE USE OF DEBT FINANCING; DEBT OF AN ACQUIRED BUSINESS: There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of an acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on such borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The inability of the Company to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an acquired business may already have previously-incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

ISSUANCE OF SHARES IN MERGER OR ACQUISITION: Any acquisition effected by the Company may result in the issuance of additional Common Stock or Preferred Stock without shareholder approval and may result in substantial dilution in the percentage of the Company's securities held by the Company's then-shareholders. Moreover, the Common Stock or Preferred Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non arm's-length basis by management of the Company, resulting in an additional reduction in the percentage of securities held by the Company's then-shareholders.

DEPENDENCE ON PERSONNEL; ADEQUATE STAFFING LEVELS AND MANAGEMENT OF GROWTH: The Company's future success depends in large part on its ability to continue to attract, motivate and retain highly qualified personnel, particularly the members of its senior management and certain other employees who may be difficult to replace. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The Company also believes stock options are a critical component for motivating and retaining its key personnel. The decline in the Company's stock price during the past several years has made stock options previously granted with higher exercise prices less valuable to the Company's current employees. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company does not maintain any key-man life insurance policies on any of its employees.

The Company's accounting and financial requirements have been complex and will continue to be so in the near future while the Company is winding down its Isis business. The Company's failure to adequately recruit, hire, train and retain sufficient qualified staff to enable proper financial and accounting control of the Company's finances and assets could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF SYSTEM FAILURE AND RISK OF NETWORK SECURITY FAILURE: The Company operates and maintains internal computers and telecommunication equipment. The Company's operations are dependent upon its ability to maintain such equipment and systems in effective working order and to protect them against damage from fire, natural disaster, power loss, communications failure, unauthorized entry or other events. Although the Company provides back up for substantially all of its systems, these measures do not eliminate the risk to the Company's operations from a system failure. In addition to its own systems, the Company relies on certain equipment, systems and services from third parties that are also subject to risks, including risks of system failure. There can be no assurance that the Company's property and business interruption insurance will be adequate to compensate the Company for any losses that may occur in the event of a system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's systems may be vulnerable to security risks or service disruptions that could harm the Company's business. Potential unauthorized access to the Company's systems could result in technical difficulties including delays, loss of data, and inability to process user requests or network downtime causing business interruption. Such events could be very expensive to remedy and could damage the Company's reputation. Any major disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL OPERATIONS: To the extent that the Company acquires or merges with an entity which pursues sales opportunities for its products and services in international markets, the Company is and will remain subject to all the risks inherent in international sales activities, such as lengthy sales cycles, high costs of sales, changes in export, import, tariff and other trade regulations, currency exchange rates, foreign tax laws and other legal, economic and political conditions. There can be no assurance that the occurrence of any of the foregoing will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, the laws of certain foreign countries do not protect the Company's intellectual property to the same extent as the laws of the United States. See "Business Risks -- Uncertainty Regarding Proprietary Rights." In certain international markets, the Company may need to modify its products or develop new or additional products to adapt to the different standards utilized in such markets. There can be no assurance that the Company's marketing efforts and technological enhancements will result in successful commercialization or market acceptance or penetration in such international markets. If the Company is unable to adequately anticipate and respond to marketing or technological requirements in the international marketplace, the Company's business, financial condition and results of operations could be materially adversely affected.

PROPRIETARY RIGHTS: In past years the Company has depended in part on its ability to protect its technology, processes, trade secrets and other proprietary rights from unauthorized disclosure and use and operate the same without infringing the proprietary rights of third parties. The Company's strategy has been to protect its technology and other proprietary rights through patents, copyrights, trademarks, nondisclosure agreements, license agreements and other forms of protection.

Patents issued and patent applications filed relating to products used in the Company's prior markets are numerous, and the patent positions of companies in these industries, including the Company, are generally uncertain and involve complex legal and factual issues. Accordingly, there can be no assurance that any pending or future patent application of the Company or its licensors will result in issuance of a patent or that, when a patent is issued, that the scope of protection of the patent will be sufficiently broad to protect the Company's technology or provide a competitive advantage for the Company. There can be no assurance that any issued patent will not be challenged, invalidated or circumvented. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may be necessary to enforce patent or other proprietary rights of the Company or to determine the scope and validity of a third-party's proprietary rights. There can be no assurance that the Company will succeed or will have the resources necessary to succeed in any such litigation or regulatory proceedings.

Although the Company believes that the technology in its prior products was independently developed and that its products did not infringe patents known to be valid or violate other proprietary rights of third parties, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. There can be no assurance that the Company is aware of all third-party proprietary rights that may materially affect the Company's past products and services. United States patent applications, for example, are confidential while pending at the United States Patent and Trademark Office, and the laws of many foreign countries do not protect proprietary rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert infringement claims with respect to the Company's past products or services, or that any such claims will not result in litigation or regulatory proceedings or require the Company to modify its products or enter into licensing arrangements, regardless of the merits of such claims. See "Business Risks -- Risk of Litigation" below. No assurance can be given that the Company will have the resources necessary to successfully defend against any such infringement claims or that any necessary licenses could be obtained in a timely manner, upon commercially reasonable terms, or at all. The Company's failure to successfully defend against any such claims or obtain any such license could result in substantial cost and uncertainty to the Company and have a material adverse effect on the Company's business, financial condition or results of operations.

RISK OF LITIGATION: From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. See also "Item 3 -- Legal Proceedings" below.


Item 2.   Properties

The Company leases approximately 10,000 square feet of general office space in Seattle, Washington for its corporate offices under a three-year non-cancelable operating lease that expires in September 2003. The lease contains renewal options and provides for the pass-through to the Company of increases in operating and other costs. Additionally, the Company's Isis Telecommunications, Inc. subsidiary has two lease arrangements in connection with its prepaid phonecard operations consisting of a one-year renewable lease for approximately 1,700 square feet of general office space in Boston, Massachusetts currently expiring in November 2003 and a three-year lease for approximately 1,700 square feet of general office space in Los Angeles, California, expiring in March 2003. The two Isis leases will not be renewed at their expiration dates.


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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth, for each quarter during fiscal 2001 and during the period from January 1, 2002 through June 13, 2002 the reported high and low sales prices of the Company's Common Stock on The Nasdaq Stock Market (National Market System) (Symbol: "CTSC"), and for each quarter from the period from June 14, 2002 through December 31, 2002 and for the period from January 1, 2003 through March 14, 2003 the reported high and low sales prices of the Company's Common Stock on The Nasdaq Stock Market (SmallCap System) ("SCM").

                                                    Sales Price
                                                    -----------
                                               High              Low
                                               ----              ---
                 2001
                 ----
                 First Quarter                 $7.00             $2.31
                 Second Quarter                 5.00              2.25
                 Third Quarter                  3.44              2.07
                 Fourth Quarter                 3.76              1.99
                 2002
                 ----
                 First Quarter                  2.46              1.91
                 Second Quarter                 2.35              1.11
                 Third Quarter                  1.24              0.67
                 Fourth Quarter                 1.56              0.56
                 2003
                 ----
                 First Quarter through
                 March 14, 2003                 0.87              0.66

As of March 14, 2003, the number of holders of record of the Company's Common Stock was 203, and the number of beneficial shareholders was estimated to be in excess of 4,000. There were no dividends paid or other distributions made by the Company with respect to its Common Stock during 2002 or 2001 and the Company has no plans for any such payments in the future.

On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days, a violation of the Nasdaq National Market's continued listing requirements. In late May 2002 the Company applied for listing on the Nasdaq SCM, was accepted and began trading on the Nasdaq SCM on June 14, 2002. This transfer could have a material adverse affect on the price of its common stock, could adversely affect the liquidity of the shares held by its shareholders, and could restrict the Company's ability to raise additional capital in the future.

The market value of the Company's common shares has recently traded below $1.00 for longer than 30 days, a violation of the listing requirements of the Nasdaq SCM. On November 1, 2002 the Company received a notice from Nasdaq giving the Company a 180-day period, until April 30, 2003, in which to demonstrate compliance by having the share price of its common stock valued at over $1.00 for ten consecutive trading sessions. If the deficiency is not corrected, Nasdaq will provide delisting notification to the Company, which the Company may contest through an appeals process. A delisting of the Company's shares from Nasdaq SCM could have a material adverse affect on the price of its common stock, could adversely affect the liquidity of the shares held by its shareholders, and could restrict the Company's ability to raise additional capital in the future.

Item 6. Selected Consolidated Financial Data (1)

                                                                   Year Ended December 31,
Statement of Operations Data:                                (In 000's, except per share amounts)
                                               -----------------------------------------------------------------
                                                      2002         2001         2000         1999          1998
                                                      ----         ----         ----         ----          ----
Revenues                                             $11,771      $20,146      $25,973      $10,241      $ 11,955
Net Income (Loss)                                     (5,476)         611        2,552        2,599       (10,860)
Basic Earnings (Loss) Per Share(2)                     (2.39)        0.27         1.12         1.14         (4.76)
Diluted Earnings (Loss) Per Share(2)                   (2.39)        0.27         1.09         1.13         (4.76)
Weighted Average Shares Outstanding:
     Basic                                             2,292        2,292        2,287        2,282         2,281
     Diluted                                           2,292        2,302        2,339        2,292         2,281
Cash Dividends Declared                                   --           --           --           --            --

                                                                         December 31,
Balance Sheet Data:                                                       (In 000's)
                                               -----------------------------------------------------------------

                                                        2002         2001         2000         1999         1998
                                                        ----         ----         ----         ----         ----
Cash                                                 $ 3,315      $ 6,353 $      4,529 $      4,787 $      1,567
Working Capital                                        3,252        6,523        5,443        3,621          596
Long Term Investment                                      --        1,754        1,758        1,000           --
Total Assets                                           4,144        9,990        9,774       10,202        8,102
Total Stockholders' Equity                             3,403        8,879        8,268        5,673        3,072

----------
(1) Certain reclassifications have been made to the prior year financial statements to conform to the current period's presentation.

(2) Per share amounts and weighted average shares outstanding have been retroactively adjusted to give effect to the one-for-ten reverse stock split effective January 5, 1999. In years where the Company incurred a net loss, common equivalent shares were not used in calculating diluted earnings per share, as the effect would be anti-dilutive.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note A in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Accounting

On November 9, 2002, the Company ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis and liquidate the related net assets. As a result, as of December 31, 2002 the Company has no business other than to wind-down the operations of Isis which management anticipates will be completed in 2003. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. Further, management believes that its cash balances as of December 31, 2002 of approximately $3.3 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence for the foreseeable future and is not subject to imminent liquidation.

Revenue Recognition

Historically, the Company has generated revenues through three sources: (1) prepaid phonecard sales, (2) systems revenues, consisting primarily of bundled hardware and software products, and (3) services revenues, consisting primarily of hardware and software maintenance and related support services. There were no systems revenues recognized after December 31, 2000, and no service revenues recognized after December 31, 2001.

Phonecard revenues are recognized upon shipment, net of estimated returns. Costs of goods sold for phonecards include related shipping and handling costs. Phonecard revenues are recorded on a gross basis, with costs payable to card providers included in the costs of the phonecards, in accordance with EITF Issue No. 99-19, because the Company is the primary obligor in the arrangement, bears inventory and credit risk, has discretion over pricing, and is involved in the determination of the products to be marketed.

Systems revenues are recognized when all of the following conditions are met:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred (including satisfaction of contract criteria with no additional undelivered elements essential to the functionality of the delivered products); (iii) the amount is fixed and determinable; and (iv) collectability is probable.

Service revenues are recognized ratably over the period that maintenance coverage is provided. Prepaid or allocated maintenance and services are recorded as deferred revenues.

Allowance for Sales Returns

The Company maintains a provision for estimated sales returns of prepaid phonecards. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company also reduces cost of goods sold and increases inventory by the estimated costs of the sales returns. The Company estimated its direct sales margin at approximately 3% in 2002 and 5% in 2001, reflecting lower margins on its sales in 2002. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, reported revenue could be overstated.

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses based on past collection history and specific risks identified in the portfolio resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

The Company records its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares that with the current or committed inventory levels. An allowance for obsolete inventory is maintained to reflect the expected un-saleable inventory based on an evaluation of slow moving products.

Goodwill and Intangible Impairment

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions. Until January 1, 2002, goodwill was being amortized over the estimated useful life of four years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 - Goodwill and Intangible Assets. Under SFAS 142, goodwill is considered to have an indefinite life and is subject to periodic tests for impairment rather than amortization. To test goodwill for impairment, the carrying value of a reporting unit containing goodwill is compared to its fair value. If the carrying value is higher, loss on impairment is measured as the difference between the actual carrying amount of goodwill and the implied amount, determined as if the reporting unit were acquired on the date of the test. Impairment losses are recognized immediately.

As of January 1, 2002, the date the Company performed the initial impairment test upon adoption of SFAS 142, it had goodwill with a net book value of approximately $100,000 related to the acquisition of New England Telecom, Inc., in August 2000. For the purpose of testing goodwill for impairment, the Company used a fair value of Isis based on the forecasted cash flows. As a result of the test and the measurement process of the impairment loss, the Company determined it had no implied goodwill. Accordingly, as of January 1, 2002, it recognized an impairment loss of $100,000. As permitted by SFAS 142, impairment losses recognized upon the initial application of the standard are presented as the cumulative effect of an accounting change in the statement of operations. During the years ended December 31, 2001 and 2000, the Company did not record any impairment losses related to goodwill and other intangible assets.

Long-Term Investment

The Company accounts for its investment in TruePosition, Inc. under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment are other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determines the fair value of the investment had an other-than-temporary decline, an impairment write-down is recorded.

Overview

The Company has developed, marketed, distributed and supported a diversified mix of products and services for the telecommunications industry. Over the past 14 years, the Company developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management, geo-location wireless software applications and sales of prepaid long-distance phonecard products.

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis. As a result, as of December 31, 2002 CTS has no current business other than to complete the wind-down of the operations of Isis. Management anticipates that all remaining assets of Isis will be realized, and liabilities settled during 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during of 2003 the Company will incur costs of approximately $1.2 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash balances as of December 31, 2002 of approximately $3.3 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products

To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business in December 2002. At December 31, 2002, the Company was in the process of winding down its Isis operations.

Geo-Location Wireless Applications Investment and Product Development

The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wire-line 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices.

In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. In January 2001 the Company formed a division called Neumobility(TM) for this product line. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to postponement by the FCC of its original implementation deadlines for the wireless E-911 rollout and slow market development, resulting in low future revenue projections which did not justify continued investment at that time.

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

Revenue and Expense

Revenue

During 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. During 2001 and 2000, the Company generated revenue through two sources: (i) Isis pre-paid phonecard product sales and (ii) Blackbird service revenue.

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

Service revenue is derived primarily from hardware and software maintenance programs, No Clone Zone roaming fraud prevention service, Blackbird Platform Monitoring service and related professional services provided in support of the Company's currently deployed product base. Service revenue is recognized ratably over the period that the service is provided. Hardware and software maintenance generally begins after system acceptance. Prepaid or allocated maintenance and services are recorded as deferred revenue. There was no service revenue in 2002.

Systems revenues are recognized when all of the following conditions are met:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred (including satisfaction of contract criteria with no additional undelivered elements essential to the functionality of the delivered products); (iii) the amount is fixed and determinable; and (iv) collectability is probable. There were no systems revenues during 2001 or 2002.

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

Sales and marketing expenditures include the costs of salaries, commissions and employee-related expenses and certain variable marketing expenses, including promotional costs, public relations costs, marketing collateral and trade show expenses.

General and administrative expenditures include the costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts and costs of legal and accounting professional services.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation and fixing and refining features for the software and hardware components included in the Company's products and services.

Year ended December 31, 2002 compared to year ended December 31, 2001

Overview

Total revenues decreased 42% to $11,771,000 in 2002 from $20,416,000 in 2001.
Net loss was $5,476,000 or $2.39 per diluted share in 2002, compared to net income of $611,000, or $0.27 per diluted share in 2001. The decrease in consolidated revenues was a result of lower revenue from both the Company's Blackbird Platform products and its prepaid phonecard segment (Isis) as described below under "Revenue".

The $6.1 million decrease in net income for 2002 in comparison to 2001 is due to several factors:

o Total gross margin decreased by $4.1 million from the 2001 year to the 2002 year. Gross margin from sales of its Blackbird Platform products was $4.0 million in 2001 comprised of revenue of $5.3 million and costs to provide the services of $1.3 million. There were no revenues or costs related to Blackbird Platform products in 2002. Isis gross margin decreased by $0.1 million as revenue declined by $3.4 million and costs were reduced by $3.3 million.

o Operating expenses decreased $1.1 million due to $0.3 million of reduced research and development spending for the Company's Neumobility product line, $0.2 million reduced sales and marketing expense and $0.6 million reduced general and administrative spending.

o Other income decreased $2.7 million as the Company recognized a $1.7 million write-down on a long-term investment in TruePosition during the 2002 period compared to the recognition of a one-time net arbitration settlement (excluding interest) resulting in a gain of approximately $0.9 million during 2001 related to Blackbird Platform products.

Revenue

Prepaid phonecard revenue decreased 22% to $11,771,000 in 2002, from $15,148,000 in 2001. The decrease is due to reduced demand for the Company's current product offerings, lower sales and marketing headcount in Isis and the decision by the Company to exit the prepaid phonecard business at the end of 2002.

Service and systems revenue decreased to zero in 2002 from $5,268,000 in 2001. All of the 2001 service revenue was derived from Blackbird Platform Products. There was no Blackbird revenue in 2002 as the Company's customer contracts for periods after December 2001 were not renewed.

Costs and expenses

Cost of phonecards, services and systems decreased by $4,548,000 to $11,551,000 in 2002 from $16,099,000 in 2001 due primarily to the cessation of Blackbird business and decline of Isis business. As a percent of total revenue, the costs were 98% and 79% for the 2002 and 2001 periods, respectively. Blackbird gross margins were 76% for 2001, whereas there were none in 2002. Isis gross margins were 2% for both periods.

Sales and marketing expenses decreased 15% to $1,052,000 in 2002 from $1,241,000 in 2001. As a percent of total revenue, the costs were 9% and 6% for 2002 and 2001, respectively. The decrease in sales and marketing expenses is attributable to headcount reductions for Isis in 2002 compared to 2001 and a decrease in sales and marketing expenditures for the Blackbird Platform and Neumobility products.

General and administrative expenses decreased 30% to $1,351,000 in 2002 from $1,917,000 in 2001, primarily due to significant headcount and overhead reductions as compared to the prior year.

Research and development costs decreased 17% to $1,522,000 in 2002 from $1,841,000 in 2001. The decrease was attributable to decreased spending on new product development in the geo-location application technology area due to a decision to cease funding the product in November 2002.

Other Income (Expense), net

Net other income (expense) decreased to an expense of $1,754,000 in 2002 from income of $974,000 in 2001. The 2002 period included a non-cash write-down of $1,754,000 of the Company's long term investment in TruePosition. The 2001 period included a non-recurring net arbitration settlement (excluding interest) resulting in a gain of approximately $900,000 related to the Blackbird Platform products. Other income also includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense

Net interest income decreased to $77,000 in 2002 from $308,000 in 2001. This decrease is attributable to lower interest rates earned on invested cash balances in the current year compared to prior year, lower cash balances on which interest was earned, and the interest included in the arbitration settlement in 2001.

Income Tax Benefit

The Company recognized an income tax benefit of $6,000 in 2002 compared to $11,000 in 2001, which represents net recoverable federal alternative minimum taxes and state income taxes.

Year ended December 31, 2001 compared to year ended December 31, 2000

Overview

Total revenues decreased 21% to $20,416,000 in 2001 from $25,973,000 in 2000.
Net income was $611,000, or $0.27 per diluted share in 2001, compared to net income of $2,552,000, or $1.09 per diluted share in 2000. The decrease in consolidated revenues was a result of lower systems and service revenue from both the Company's Blackbird Platform products and prepaid phonecard segment as described below under "Revenue".

The $1.9 million decrease in net income for 2001 in comparison to 2000 is due to several factors:

o Total gross margin decreased by $1.1 million from the 2000 year to the 2001 year. Gross margin from sales of the Blackbird Platform products decreased by $1.4 million as revenue declined by $2.7 million and costs to provide the services were reduced by $1.3 million. Isis gross margin increased by $0.3 million as revenue declined by $2.9 million and costs were reduced by $3.2 million.

o Operating expenses increased $0.1 million due to $0.4 million of increased research and development spending for the Company's Neumobility product line, partially offset by $0.1 million reduced sales and marketing and $0.2 million reduced general and administrative spending.

o Other income decreased $0.7 million as the Company recognized a one-time net arbitration settlement (excluding interest) of approximately $0.9 million during 2001 related to the Blackbird Platform products, compared to a one-time net payment from settlement of litigation in the amount of approximately $1.5 million during 2000 related to Isis. Additionally, there was approximately $0.1 million in asset sales in 2000.

Revenue

Prepaid phonecard revenue decreased 16% to $15,148,000 in 2001, from $18,033,000 in 2000. The decrease is due to reduced demand for the Company's current product offerings, lower headcount in Isis and the closure of the Company's New York and Chicago offices during 2001.

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

Costs and expenses

Cost of phonecards, services and systems decreased by $4,433,000 to $16,099,000 in 2001 from $20,532,000 in 2000. As a percent of total revenue, the costs were 79% for both the 2001 and 2000 periods. Blackbird gross margins were 76% and 67% for 2001 and 2000, respectively. Isis gross margins were 2% and 0% for 2001 and 2000, respectively. Isis recorded approximately $0.4 million in inventory reserves in cost of sales during 2001, and approximately $1.4 million during 2000, including approximately $1.3 million related to the bankruptcies of three of its suppliers.

Sales and marketing expenses decreased 10% to $1,241,000 in 2001 from $1,373,000 in 2000. As a percent of total revenue, the costs were 6% and 5% for 2001 and 2000, respectively. The decrease in sales and marketing expenses is attributable to headcount reductions and office closures for Isis in 2001 compared to 2000 and a decrease in sales and marketing expenditures for the Blackbird Platform products, offset by increased spending for Neumobility products.

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

Other Income, net

Net other income decreased to $974,000 in 2001 from $1,669,000 in 2000. The 2001 period included a net arbitration settlement (excluding interest) of approximately $900,000 related to the Blackbird Platform products. The 2000 period included a net litigation settlement of approximately $1,500,000 related to the prepaid phonecard business segment. Other income also includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense

Net interest income decreased to $308,000 in 2001 from $416,000 in 2000. This decrease is attributable to lower interest rates earned on invested cash balances in the current year compared to the prior year, which included interest earned on a note with KSI, Inc. that was outstanding during the prior year, offset by pre-award interest received on an arbitration settlement in 2001.

Income Tax Benefit (Provision)

The Company recognized a tax benefit of $11,000 in 2001 primarily attributable to refunds of federal alternative minimum taxes, net of state income taxes, as compared to a tax expense of $58,000 in 2000, which included federal alternative minimum taxes and state income taxes.

Liquidity and Capital Resources

The Company's capital requirements have historically consisted primarily of funding hardware and software research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. The Company's working capital decreased to $3.3 million at December 31, 2002 from $6.5 million at December 31, 2001.

Net Cash used in operating activities amounted to $3.0 million in 2002, compared to net cash provided by operating activities of $1.9 million in 2001 and $1.1 million in 2000. Over the past few years operating cash flow has been impacted by the contractual timing of customer payments related to Blackbird sales agreements. Operating cash flow for 2002 was positively impacted by decreases in inventories, offset by the Company's $5.5 million net loss and decreases in liabilities. Operating cash flow for 2001 was positively impacted by the Company's $0.6 million in net income and by decreases in receivables, inventories, prepaid assets and an increase in payables, offset by decreases in payroll-related liabilities and deferred revenue. Operating cash flow for the comparable 2000 period was positively impacted by the Company's $2.6 million in net income, non-cash expenses and balance sheet changes.

Net cash used in investing activities totaled $8,000, $55,000 and $1,431,000 in 2002, 2001 and 2000, respectively. In 2000 the Company made an additional investment in TruePosition, Inc. of $0.8 million and purchased $0.7 million in equipment and leasehold improvement capital expenditures. At December 31, 2002, the Company had no commitments for capital expenditures.

Net cash provided by financing activities resulting from the exercise of stock options was $43,000 during 2000 and $0 in 2002 and 2001.

Off-Balance Sheet Arrangements, Aggregate Contractual Obligations, Certain Trading Activities and Transactions with Related and Certain Other Parties

The Company has no disclosed or undisclosed off-balance sheet arrangements. The Company has future operating lease commitments of $0.3 million due in 2003 relating primarily to office leases. The Company has no purchase obligations, long-term debt or liabilities, capital lease obligations, operating leases or other long-term liabilities. The Company has not engaged in any trading activities involving non-exchange traded commodity contracts. The Company has no material transactions with related parties or other parties able to negotiate terms that would be more favorable than those available to clearly independent third parties.

Operating Trends

The Company lost $5.5 million in the year ended December 31, 2002, compared to earnings of $0.6 million and $2.6 million for the years ended December 31, 2001 and December 31, 2000, respectively. As of December 31, 2002, the Company had an accumulated deficit of $26.6 million, which primarily accumulated during the three years ended December 31, 1998. In 2002, revenue from prepaid phonecards represented all of the Company's revenue. In 2001, revenue from prepaid phonecards represented 74% of total revenue, and revenue from Blackbird Platform Products represented 26% of the Company's total revenue.

The Company's Blackbird customer contracts were not renewed for 2002, and the Company does not anticipate any revenue from any Blackbird products after December 31, 2001. Further, on November 9, 2002, CTS ceased development efforts of its Neumobility division, and on December 11, 2002 had committed to a plan to wind down the operations of Isis. As a result, as of December 31, 2002 CTS has no business other than to complete the wind-down of the operations of Isis and anticipates this will be completed during 2003. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and strategic acquisitions. There is no assurance that such alternative businesses and strategic acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during most or all of 2003 the Company will incur costs of approximately $1.2 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company is not expected to have any significant revenues or operations after the wind-down of Isis is complete. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of December 31, 2002 of approximately $3.3 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

There can be no assurance that the Company's operations will be profitable on a quarterly basis in the future or that past revenue levels can be achieved, sustained or enhanced. Past and existing revenue levels should not be considered indicative of future operating results. Non-recurring, other income items favorably impacted results for calendar years 2000 and 2001. The Company does not anticipate any such items will occur in future periods. The Company will use its cash and cash flow to cover operating expenses for general and administrative activities; potential acquisitions that may arise; and for other general corporate purposes.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company believes that all such risks are immaterial.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV as indexed at Item 15(a)(1) and (a)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The name, age, position with the Company and other information with respect to each of its directors and executive officers is as set forth below.

                                                                                                   Year First     Term of
Name                            Age                     Position with Company                        Elected      Office
---------------------           ---           -----------------------------------------             ---------     ------
Stephen Katz                    59   Chairman of the Board of Directors, Chief Executive Officer      1988          2003
                                     and Acting President
Lawrence Schoenberg             70   Director                                                         1996          2005
Joshua J. Angel                 66   Director                                                         2001          2004
Henry B. Ellis                  53   Director                                                         2001          2004
Bruce R. York                   48   Vice President, Chief Financial Officer and Secretary             --            --

Business Experience

         Stephen Katz, Chairman of the Board of Directors, was Acting Chief Executive Officer and Acting President from November 1992 until February 1994, at which time he became Chief Executive Officer. Mr. Katz was re-appointed as Acting President in September 1998. Mr. Katz has been Chairman of the Board and a director of the Company since its inception and a member of the Management Committee of the predecessor partnership during the entire period of its existence. From September 1984 until September 1995, Mr. Katz was Chairman of the Board, Chief Executive Officer and until September 1993, President of Nationwide Cellular Service, Inc., which was the Company's majority stockholder until May 1992 and its largest stockholder, owning 34% of its outstanding shares, until September 1995. At that time such shares were distributed to Nationwide's stockholders, immediately prior to Nationwide's merger with MCI Communications Corp. In May 1996, Mr. Katz was appointed Vice-Chairman of the Board and Chief Executive Officer of Global Payment Technologies, Inc. (formerly Coin Bill Validator, Inc.) whose business is currency validation. Mr. Katz served as Chief Executive Officer of Global Payment Technologies, Inc. from September 1996 through March 2003 and as Chairman of the Board since September 1996.

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

The Company's Board of Directors is divided into three classes. The Board is composed of two Class I directors, Mr. Angel and Mr. Ellis, one Class II director, Mr. Schoenberg, and one Class III director, Mr. Katz. The terms of the Class I, Class II and Class III directors expire on the dates of the 2004, 2005 and 2003 annual meetings, respectively. At each annual meeting, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Officers are elected annually at the discretion of the Board of Directors and serve at the discretion of the Board.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Stockholders under the caption "Executive Compensation and Related Information."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Stockholders under the caption "Security Ownership."

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans as of December 31, 2002.

Plan Category                      A                            B                                     C
                         Number of securities to    Weighted average exercise         Number of securities remaining
                         be issued upon exercise    price of outstanding options,     available for future issuance under
                         of outstanding options,    warrants and rights securities    equity compensation plans (excluding
                         warrants and rights        reflected in column (A)           securities reflected in column (A))
Equity compensation plans          240,009                   $8.17                                 148,951
approved by security
holders
Equity compensation plans           35,000                      --                                  75,000
not approved by security
holders
                         -----------------------    ------------------------------    ------------------------------------
Total                              275,009                      --                                 223,951

On June 6, 2002, the Board adopted the 2002 Stock Incentive Plan and issued restricted shares to its non-management directors subject to stockholder approval. This Plan will be submitted for stockholder approval at the 2003 annual meeting.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

                                     PART IV

Item 14.          Controls and Procedures

Within the 90 days prior to the filing of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the evaluation.



 Item 15.         Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

(a)      1.       Financial Statements:

The following financial statements of Cellular Technical Services Company, Inc. are included as required to be filed by Item 8.

Report of Ernst & Young LLP, Independent Auditors.............................................................    29
Consolidated Balance Sheets at December 31, 2002 and 2001.....................................................    30
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000....................    31
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000..........    32
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000....................    33
Notes to Consolidated Financial Statements....................................................................    34

         2.       Financial Statement Schedules:


Schedule II - Valuation and Qualifying Accounts...............................................................    48

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

 3.2   Amendment to Restated Certificate of Incorporation of the Registrant (5)

 3.3   By-Laws of the Registrant (1)

 3.4   Amendment I to By-Laws of the Registrant, dated October 28, 1993 (3)

 4.1   Specimen Certificate for Common Stock of Registrant (1)

 7.1   1991 Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
 7.2   Amendment to 1991 Qualified Stock Option Plan dated July 11, 1996 (+)(5)
 7.3   1991 Non-Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
 7.4   Amendment to 1991 Non-Qualified Stock Option Plan dated July 11, 1996 (+)(5)
 7.5   1993 Non-Employee Director Stock Option Plan (+)(3)
 7.6   Amendment to 1993 Non-Employee Director Stock Option Plan dated July 11, 1996 (+)(5)
 7.7   Amendment to 1993 Non-Employee Director Stock Option Plan dated April 22, 1999 (+)(6)
 7.8   1996 Stock Option Plan (+)(4)
 7.9   Amendment to 1996 Stock Option Plan dated December 14, 1998 (+)(4)
10.1   Lease Agreement between Registrant and ASA Properties, Inc. dated July 11, 2000 (7)
21.1   Subsidiaries of the Registrant (8)
23.1   Consent of Ernst & Young LLP, independent auditors (8)
99.1   Certification to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

---------------------
(+) Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

(1) Incorporated by reference to Registration Statement on Form S-1 declared effective on August 6, 1991 (File No.33-41176).

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

(3) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended December 31, 1993 (File No. 0-19437).

(4) Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June 30, 1995 (File No. 0-19437).

(5) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 0-19437).

(6) Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended December 31, 1999 (File No. 0-19437).

(7) Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2001 for the year ended December 31, 2000 (File No. 0-19437).

(8) Filed herewith.


(b)      Reports on Form 8-K

The following Form 8Ks were filed during the fourth quarter of 2002 or thereafter through the date of this report:

i. The Company filed a Current Report on Form 8-K, dated November 8, 2002, and under Item 5 of such Report, announced its third quarter financial results and announced that it would cease development efforts related to its Neumobility LBS platform and applications division. The press release was attached as exhibit 99.1 to such Report. No financial statements were included in such Report.

ii. The Company filed a Current Report of Form 8-K, dated January 7, 2003, and under Item 2 of such Report, announced the transfer of certain assets of its Isis Tele-Communications, Inc., subsidiary to GTS Prepaid, Inc. The agreement between the Company and GTS Prepaid, Inc. was attached as exhibit
     10.1 to such Report. Pro forma financial statements were included under
     Item 7 of such Report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.

We have audited the accompanying consolidated balance sheets of Cellular Technical Services Company, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142.

                                                        ERNST & YOUNG LLP

Seattle, Washington
February 14, 2003

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In 000's, except per share amounts)


                                                                                   December 31,
                                                                         ------------------------------
                                                                              2002            2001
                                                                         --------------  --------------
                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $  3,315       $  6,353
  Accounts receivable, net of reserves of $233 in 2002 and $259 in 2001            525            670
  Employee receivable, net of reserves of $0 in 2002 and $13 in 2001                 7             16
  Inventories                                                                       95            531
  Prepaid expenses, deposits and other current assets                               51             64
                                                                              --------       --------
    Total Current Assets                                                         3,993          7,634

PROPERTY AND EQUIPMENT, net                                                        151            477

LONG TERM DEPOSIT                                                                   --             25

GOODWILL                                                                            --            100

LONG TERM INVESTMENT, net of valuation adjustment of $1,754                         --          1,754
  in 2002
                                                                              --------       --------
TOTAL ASSETS                                                                  $  4,144       $  9,990
                                                                              ========       ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $    644       $    847
  Payroll-related liabilities                                                       68            180
  Customers' deposits and deferred revenue                                          29             84
                                                                              --------       --------
    Total Current Liabilities                                                      741          1,111

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
  Common Stock, $.001 par value per share, 30,000 shares authorized,
    2,292 shares issued and outstanding in 2002 and 2001                        29,999         29,999
  Accumulated deficit                                                          (26,596)       (21,120)
                                                                              --------       --------
    Total Stockholders' Equity                                                   3,403          8,879
                                                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  4,144       $  9,990
                                                                              ========       ========

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In 000's, except per share amounts)

                                                                                       Year Ended December 31,
                                                                           -------------------------------------------------
                                                                                2002             2001             2000
                                                                            ---------------  ----------------  --------------
REVENUES
   Phonecards                                                              $     11,771     $     15,148      $     18,033
   Services                                                                          --            5,268             7,232
   Systems                                                                           --               --               708
                                                                           ---------------  ----------------  --------------
     Total Revenues                                                              11,771           20,416            25,973

COSTS AND EXPENSES
   Cost of phonecards                                                            11,551           14,812            17,975
   Cost of services                                                                  --            1,287             2,545
   Cost of systems                                                                   --               --                12
   Sales and marketing                                                            1,052            1,241             1,373
   General and administrative                                                     1,351            1,917             2,063
   Research and development                                                       1,522            1,841             1,480
                                                                           ---------------  ----------------  --------------
     Total Costs and Expenses                                                    15,476           21,098            25,448
                                                                           ---------------  ----------------  --------------
INCOME (LOSS) FROM OPERATIONS                                                    (3,705)            (682)              525

OTHER INCOME (EXPENSE), net                                                      (1,754)             974             1,669

INTEREST INCOME                                                                      77              308               416
                                                                           ---------------  ----------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE             (5,382)             600             2,610

INCOME TAX BENEFIT (PROVISION)                                                        6               11               (58)
                                                                           ---------------  ----------------  --------------
INCOME (LOSS) BEFORE THE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              (5,376)             611             2,552

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                              (100)              --                --
                                                                           ---------------  ----------------  --------------
NET INCOME (LOSS)                                                          $     (5,476)    $        611      $      2,552
                                                                           ===============  ================  ==============
BASIC AND DILUTED SHARE DATA:
Basic
  Income (loss) before the effect of a change in accounting principle      $      (2.35)    $        .27      $       1.12
  Cumulative effect of a change in accounting principle                           (0.04)              --                --
                                                                           ---------------  ----------------  --------------
  EARNINGS (LOSS) PER SHARE                                                $      (2.39)    $        .27      $       1.12
                                                                           ===============  ================  ==============
Diluted
   Income (loss) before the effect of a change in accounting principle     $      (2.35)    $        .27      $       1.09
   Cumulative effect of a change in accounting principle                          (0.04)              --                --
                                                                           ---------------  ----------------  --------------
   EARNINGS (LOSS) PER SHARE                                               $      (2.39)    $        .27      $       1.09
                                                                           ===============  ================  ==============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                           2,292            2,292             2,287
  Diluted                                                                         2,292            2,302             2,339

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (In 000's)


                                            Common Stock                 Additional
                                  ---------------------------------       Paid-in             Accumulated
                                      Shares            Amount            Capital               Deficit             Total
                                  ----------------   --------------   -----------------    -------------------  --------------
Balance, January 1, 2000                 2,282       $      23        $     29,933         $       (24,283)     $      5,673

Exercise of stock options                   10              --                  43                      --                43

Net income                                  --              --                  --                   2,552             2,552
                                  ----------------   --------------   -----------------    -------------------  --------------
Balance, December 31, 2000               2,292       $      23        $     29,976         $       (21,731)     $      8,268

Net income                                  --              --                  --                     611               611
                                  ----------------   --------------   -----------------    -------------------  --------------
Balance, December 31, 2001               2,292       $      23        $     29,976         $       (21,120)     $      8,879

Net loss                                    --              --                  --                  (5,476)           (5,476)
                                  ----------------   --------------   -----------------    -------------------  --------------
Balance, December 31, 2002               2,292       $      23        $     29,976         $       (26,596)     $      3,403
                                  ================   ==============   =================    ===================  ==============

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)

                                                                                          Year Ended December 31,
                                                                                --------------------------------------------
                                                                                     2002            2001           2000
                                                                                ---------------  -------------  -------------

OPERATING ACTIVITIES
   Net income (loss)                                                            $     (5,476)    $        611   $      2,552
   Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
       Depreciation and amortization of property and equipment                           237              544            516
       Amortization of software development costs                                         --               --            178
       Amortization or write-down of goodwill                                            100               30             --
       Write-down of long-term investment                                              1,754               --             --
       Loss (gain) on disposal of assets                                                  97              (25)           (36)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                                 145              123          1,854
         Decrease (increase) in employee receivable, net                                   9               44            (60)
         Decrease (increase) in inventories                                              436              565           (504)
         Decrease (increase) in prepaid expenses, deposits and other current
           assets                                                                         13              407           (347)
         Decrease (increase) in long term deposit                                         25              (25)            --
         Increase (decrease) in accounts payable and accrued liabilities                (203)             297           (402)
         Increase (decrease) in payroll-related liabilities                             (112)            (381)            36
         Decrease in deferred revenue and customers' deposits                            (55)            (311)        (2,657)
                                                                                ---------------  -------------  -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (3,030)           1,879          1,130

INVESTING ACTIVITIES
   Purchase of property and equipment                                                    (11)             (72)          (684)
   Proceeds from sale of assets                                                            3               39            115
   Long-term investment                                                                   --                4           (758)
   Cash paid for the acquisition of New England Telecom                                   --              (26)          (104)
                                                                                ---------------  -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (8)             (55)        (1,431)
NET CASH PROVIDED BY FINANCING ACTIVITIES (Stock option exercises)
                                                                                          --               --             43
                                                                                ---------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,038)           1,824           (258)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         6,353            4,529          4,787
                                                                                ---------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $      3,315     $      6,353   $      4,529
                                                                                ===============  =============  =============

               Supplemental disclosure of cash flow information

Cash paid during the period for:

     Interest                                                                   $         --     $         --   $         --
                                                                                ===============  =============  =============
     Income taxes                                                               $         --     $         19   $         45
                                                                                ===============  =============  =============
            Supplemental schedule of non-cash investing activities

Conversion of note receivable to common stock investment                        $         --     $         --   $      1,000
                                                                                ===============  =============  =============
-----------------------------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY:

Until December 11, 2002 Cellular Technical Services Company, Inc. ("CTS" or the "Company") through its majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"), operated as a distributor and a reseller of prepaid long distance and wireless products, primarily in Boston and Los Angeles metropolitan areas. In addition, until November 9, 2002, CTS, through its Neumobility division, was engaged in the development of geo-location wireless software applications. Neumobility was in the development stage throughout all years presented and had no revenue or customers. Through December 31, 2001, CTS was also involved in design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry. On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 had adopted a plan to wind down the operations of Isis and sell the related net assets.

As a result, as of December 31, 2002 CTS has no current business other than to complete the wind down of the operations of Isis. Management anticipates that all remaining assets of Isis will be realized, and liabilities settled, by approximately March 31, 2003 (see Note N). Management currently has no plan to liquidate the Company and distribute the remaining assets, after settling the liabilities, to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2003 the Company will incur costs of approximately $1.2 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of December 31, 2002 of approximately $3.3 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence.

Nasdaq requires a minimum $1.00 bid price for continued listing on the Nasdaq SmallCap Market System. On November 1, 2002 the Company's closing stock price was $0.71 and the Company received a notice from Nasdaq indicating that because the Company's stock price had not traded at over $1.00 for 30 days, Nasdaq will have the right to delist its stock if the Company fails to increase its stock price to at least $1.00 for 10 consecutive trading days before April 30, 2003. If a determination is made that its stock be delisted, the Company would have the right to request a hearing to appeal this determination. There is no assurance that the Company would prevail in such a hearing. If the Company's stock were delisted, the delisting would most likely have a material adverse effect on the price of the Company's common stock, would adversely affect the liquidity of the shares held by its shareholders, and could severely restrict any ability the Company may have to raise additional capital.

Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has control.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company has used estimates in determining the carrying value of its long term investment, property and equipment, reserves for inventories and uncollectible accounts receivable, deferred revenues, and certain other provisions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Values of Financial Instruments

At December 31, 2002, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, long-term stock investment, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The estimated fair value of the stock investment was determined based on a review by members of senior management of qualitative and quantitative factors, including periodic financial statements of the investee and an appraisal performed by an independent appraiser, and is approximately equal to its carrying value after an impairment write-down in 2002.

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

The Company reviews property and equipment held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset's carrying value over the fair value determined by reference to prices of the similar assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions. Until January 1, 2002, goodwill was being amortized over the estimated useful life of four years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 -- Goodwill and Intangible Assets. Under SFAS 142, goodwill is considered to have an indefinite life and is subject to periodic tests for impairment rather than amortization. To test goodwill for impairment, the carrying value of a reporting unit containing goodwill is compared to its fair value. If the carrying value is higher, loss on impairment is measured as the difference between the actual carrying amount of goodwill and the implied amount, determined as if the reporting unit were acquired on the date of the test. Impairment losses are recognized immediately.

As of January 1, 2002, the date the Company performed the initial impairment test upon adoption of SFAS 142, it had goodwill with a net book value of approximately $100,000 related to the acquisition of New England Telecom, Inc., in August 2000. For the purposes of testing goodwill for impairment, the Company used a fair value of Isis based on the forecasted cash flows. As a result of the test and the measurement process of the impairment loss, the Company determined that the goodwill had no value. Accordingly, as of January 1, 2002 it recognized an impairment loss of $100,000. As permitted by SFAS 142, impairment losses recognized upon the initial application of the standard are presented as the cumulative effect of an accounting change in the statement of operations. The following table summarizes the effects of SFAS 142 on net loss had it been applied retroactively to 2001 and 2000:


(in $000 except per share amounts)                           Year ended              Year ended                 Year ended
                                                      December 31, 2002       December 31, 2001          December 31, 2000
                                                      -----------------       -----------------          -----------------
Net income (loss):                                             $(5,476)                    $611                     $2,552
Goodwill amortization                                                --                      30                         --
                                                              ---------                --------                    --------
Adjusted net income (loss):                                    $(5,476)                    $641                     $2,552
                                                              =========                ========                    ========
Adjusted earnings (loss) per share--basic                       ($2.39)                   $0.28                      $1.12
                                                              ---------                --------                    --------
Adjusted earnings (loss) per share--diluted                     ($2.39)                   $0.28                      $1.09
                                                              ---------                --------                    --------

Long-Term Investment

The Company accounts for its investment in TruePosition, Inc. under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment are other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determines the fair value of the investment had an other-than-temporary decline, an impairment write-down is recorded. (See Note E)

Revenue Recognition

Historically, the Company has generated revenues through three sources: (1) prepaid phonecard sales, (2) systems revenues, consisting primarily of bundled hardware and software products, and (3) services revenues, consisting primarily of hardware and software maintenance and related support services. There were no systems revenues recognized after December 31, 2000, and no service revenues recognized after December 31, 2001.

Phonecard revenues are recognized upon shipment, net of estimated returns. Costs of goods sold for phonecards include related shipping and handling costs. Phonecard revenues are recorded on a gross basis, with costs payable to card providers included in the costs of the phonecards, in accordance with EITF Issue No. 99-19, because the Company is the primary obligator in the arrangement, bears inventory and credit risk, has discretion over pricing, and is involved in the determination of the products to be marketed.

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

Advertising and Marketing Expense

All costs related to marketing and advertising of the Company's products are expensed in the periods incurred. Advertising expense was approximately $38,000, $133,000, and $23,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development Costs

Research and development expenses consist principally of payroll and related expenses for design and development of the Company's technologies. Research and development costs are expensed as incurred.

Segment Reporting

The Company's operations have consisted of two segments, (i) telecom hardware/software integrated information processing and information management systems for the wireless communications industry, including anti-fraud and geo-location wireless applications, and (ii) phone-card distribution.

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

Net Earnings or Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities by including other common stock equivalents (i.e. stock options) in the weighted average number of common shares outstanding for a period, if dilutive. In 2002, common stock equivalents were excluded from the computation as their effect would have been anti-dilutive.

Other Comprehensive Income

The Company has no items of other comprehensive income or loss.

Stock-Based Compensation

As provided for by SFAS No. 123 - Accounting for Stock-Based Compensation, the Company has chosen to measure stock-based compensation cost under the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25 and has adopted only the disclosure provisions of SFAS 123. As the Company issues options with exercise prices equal to market value on the date of grant, compensation expense is not recognized. Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

The pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which has been updated by SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000:


                                                                          2002             2001             2000
                                                                      --------------   -------------    -------------
       Risk-free interest rate                                            2.1%             4.2%             5.5%
       Dividend yield                                                     0.0%             0.0%             0.0%
       Volatility factor                                                  1.72             1.61             1.56
       Expected life of the options (years)                                4.0             5.0              5.0
       Fair value of options granted during the year                      $1.04           $2.65            $7.70



For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):

                                                                          2002             2001             2000
                                                                      ------------    ------------    ----------
       Net Income (loss) as reported                                  $  (5,476)       $     611         $  2,552
       Add:  Stock-based compensation as reported                             0                0                0
                                                                      -----------      ----------      ----------
       Deduct: Total stock-based compensation expense determined            259              355              342
       under fair value method for all awards, net of taxes
                                                                      -----------      ----------      ----------
       Net income (loss) - pro forma                                  $  (5,735)       $     256         $  2,210
                                                                      ===========      ==========      ==========
       Basic earnings (loss) per share - as reported                  $   (2.39)       $     .27         $   1.12
       Basic earnings (loss) per share - pro forma                    $   (2.50)       $     .11         $   0.97
       Diluted earnings (loss) per share - as reported                $   (2.39)       $     .27         $   1.09
       Diluted earnings (loss) per share - pro forma                  $   (2.50)       $     .11         $   0.95

There was no compensation expense related to stock option grants recorded by the Company during the years 2000, 2001 and 2002.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143 - Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

Risks and Uncertainties

Management of the Company believes that the risks and uncertainties discussed below, whether viewed individually or in combination, will not result in a significant unfavorable impact to the Company. However, there can be no assurance that any unfavorable outcome of the risks and uncertainties discussed below will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Wind-down of past business segments; Future business plans: The Company has ceased its development efforts of geo-location wireless software platform and applications and has committed to a plan to wind down the operations of its Isis prepaid phonecard business. There can be no assurance that the Company will find profitable replacement businesses, which could have a material adverse effect on the Company.

Legal proceedings: From time to time, the Company is involved with or could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current period's presentation.

NOTE C - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business. Included in gross phonecard inventory at December 31, 2002 and 2001 is approximately $30,000 and $80,000, respectively, of items which have been transferred to customers and are being accounted for as consignments, and approximately $49,000 and $143,000, respectively, related to estimated sales returns. Inventory consists of the following (in 000's):


                                                                          December 31,
                                                                  ------------------------------
                                                                      2002            2001
                                                                  --------------  --------------
         Phonecards                                               $        164    $        578
         Less reserves                                                     (69)            (47)
                                                                  --------------  --------------
                                                                  $         95    $        531
                                                                  ==============  ==============


As of December 31, 2002, the Company adopted a plan to wind down the operations of its Isis phone card business and to liquidate the related net assets. As part of the plan, the Company consigned its remaining inventories as of January 7,2003 to a third party for sales in the ordinary course of business. Net proceeds from sales to the Company are expected to be approximately equal to the cost of these inventories. (See also Note N)


NOTE D - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in 000's):

                                                                           December 31,
                                                                  --------------------------------
                                                                      2002              2001
                                                                  --------------   ---------------
         Computer equipment and software                          $        256     $      1,050
         Furniture, fixtures and office equipment                           96              367
         Leasehold improvements                                            247              254
                                                                  --------------   ---------------
                                                                           599            1,671
         Less accumulated depreciation and amortization                   (448)          (1,194)
                                                                  --------------   ---------------
                                                                  $        151     $        477
                                                                  ==============   ===============



During 2002 and 2001 the Company reduced cost and accumulated depreciation amounts of property and equipment by approximately $983,000 and $2,355,000, respectively, in connection with the retirement of certain fully depreciated assets. In connection with the decision to cease the Company's development efforts of its Neumobility division and the plan to wind down the Isis operations the Company determined that the related property and equipment was impaired and certain assets were designated as held for sale. An impairment loss of approximately $97,000 was recorded in the fourth quarter of 2002. The carrying value of the assets held for sale was approximately $15,000 at December 31, 2002.

NOTE E -LONG TERM INVESTMENT:

In November 1999, the Company invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. ("KSI"). The Company also received warrants to purchase KSI common stock in connection with this investment. All of the outstanding stock of KSI, Inc. was acquired by TruePosition, Inc. (a subsidiary of Liberty Media Corporation, "Liberty Media") in August 2000. Prior to the acquisition, the convertible note was exchanged for KSI common stock. The Company exercised warrants and purchased additional KSI common stock for approximately $754,000. The Company's investment in KSI common stock was exchanged for TruePosition common stock on the date of the acquisition. The Company accounts for the investment in TruePosition using the cost method. In December 2002 the Company received certain valuation information from TruePosition, indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and have not generated significant revenues. The Company's investment in TruePosition common stock has been diluted by these advances, which have recently been converted to preferred stock. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

NOTE F - COMMITMENTS AND CONTINGENCIES:

The Company leases office space under non-cancelable operating leases with expiration dates in 2003. In addition, the Company leases equipment under various rental agreements with the initial terms of up to one year.

Amounts charged to operations under all lease and rental agreements totaled approximately $400,000, $400,000 and $400,000 in 2002, 2001 and 2000,
respectively. Future minimum annual lease payments at December 31, 2002 are $300,000, all of which will be payable in 2003.

See also Note L.

NOTE G - EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company has adopted an Employee Retirement Savings Plan covering substantially all employees who have been employed for at least one month and meet certain age and eligibility requirements. Each eligible employee may contribute up to 15% of his or her compensation per year, subject to a maximum limit imposed by federal tax law, into various funds. Under current plan provisions, matching contributions are made by the Company equaling two-thirds of the employee's contribution, subject to a maximum of 6% of compensation contribution by the employee. Company contributions charged to costs and expenses totaled approximately $42,000, $43,000 and $0 during 2002, 2001 and 2000, respectively.

NOTE H - OTHER INCOME AND EXPENSE:

During the fourth quarter of 2002 the Company recorded a write-down of its long-term investment of $1,754,000. During the second quarter of 2001 the Company received a net arbitration settlement (excluding interest) resulting in a gain of approximately $0.9 million related to early termination of a contract by a former customer of its Blackbird product line. During the second quarter of 2000 the Company received a net litigation settlement resulting in a gain of approximately $1.5 million related to the Isis phonecard business segment.

NOTE I - INCOME TAXES:

At December 31, 2002, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $51.9 million which begin to expire in 2007, and research and development tax credits of approximately $1.3 million that begin to expire in 2003. A portion of the net operating loss carryforward (approximately $28 million) is attributed to the stock option deduction, the tax effect of which will be credited to additional paid-in capital when realized. Certain net operating loss carryforwards of the Company are subject to limitations imposed by Section 382 of the Internal Revenue Code because there was an ownership change of greater than 50% in the Company during 1991.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                                            December 31,  December 31,
                                                                                2002          2001
                                                                            ------------  ------------
    Deferred tax assets:
       Net operating loss carryforwards                                     $ 17,700       $ 16,464
       Research and development credits                                        1,251          1,203
       AMT credits                                                                53             53
       Depreciation on tax returns lower than financial statements, net          135             98
                                                                            ---------      --------

           Total deferred tax assets                                          19,139         17,818

           Valuation allowance                                               (19,139)       (17,818)
                                                                            ---------      --------

    Net deferred tax assets                                                 $     --       $    --
                                                                            =========      ========

The Company paid Alternative Minimum Tax (AMT) in 2000 and 1999. This created an AMT credit of approximately $53,000 to be utilized in future tax periods to the extent the regular tax liability exceeds the AMT liability. The Company has provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforward, tax credits and temporary differences. The net changes in the valuation allowance for deferred tax assets were approximately $1.3 million, ($0.2) million and ($1.3) million in 2002, 2001 and 2000, respectively, and were primarily attributable to the net loss in 2002 and utilization of net operating loss carryforwards in 2001 and 2000.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows (in 000's):

                                                                 Year Ended December 31,
                                                            ----------------------------------
                                                               2002        2001        2000
                                                            --------     -------      ------
Income tax provision (benefit) at statutory rate of 34%     $(1,861)     $  207       $ 874
Utilization of net operating loss carryforwards                  --        (207)       (874)
Losses producing no current tax benefit                       1,861          --          --
Alternative minimum tax provision (refunds)                      --         (32)         38
State income taxes                                               (6)         21          20
                                                            -------      ------       -----
Income taxes provision (benefit), current                   $    (6)     $  (11)      $  58
                                                            =======      ======       =====


NOTE J - STOCKHOLDERS' EQUITY:

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

Information with respect to the Company's stock options is as follows (in 000's, except per share amounts):

                                                    Shares Under                 Option             Weighted Ave.
                                                       Option                     Prices           Exercise Price
                                                    ============       =======================    ================
       Balance, January 1, 2000                          209           $  1.91    -  $  188.75       $ 34.07

       Granted                                           187              6.56    -      13.75          8.29
       Exercised                                         (10)             2.63    -       5.00          4.28
       Canceled                                          (85)             2.63    -     178.75         23.78
                                                    ------------
       Balance, December 31, 2000                        301              1.91    -     188.75         21.96

       Granted                                            89              2.63    -       5.38          2.83

       Canceled                                          (51)             2.75    -     109.38          9.01
                                                    ------------
       Balance, December 31, 2001                        339              1.91    -     188.75         18.88

       Granted                                            75              0.99    -       2.42          1.13
       Canceled                                         (178)             0.99    -     109.38         25.60
                                                    ------------
       Balance, December 31, 2002                        236           $  0.99    -  $  188.75        $ 8.17
                                                    ============
       Exercisable at December 31, 2002                  123
                                                    ============
       Available for grant at December 31, 2002          153
                                                    ============
       Common Stock reserved for future issuance         389
                                                    ============

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2002 (in 000's except per share amounts):

                                    Options Outstanding                    Options Exercisable
                            -------------------------------------------------------------------------
                                         Weighted-
                                          Average
                                         Remaining      Weighted-                         Weighted-
                              Number    Contractual      Average           Number         Average
Range of Exercise Prices    Outstanding    Life       Exercise Price    Exercisable    Exercise Price
--------------------------------------------------------------------   ------------------------------
$  0.99  -  $  1.91              36        9.25          $  1.12              3           $  1.91
   2.06  -     5.38              81        7.94             2.99             45              3.16
   8.00  -     8.00             102        7.47             8.00             58              8.00
   8.38  -    11.34              11        7.21            10.98             11             10.98
  18.75  -   188.75               6        4.30           107.90              6            107.90
                             ---------                                    --------
$  0.99  -  $188.75             236        7.80          $  8.17            123           $ 11.72
                             =========                                    ========

Shares under options that were exercisable at December 31, 2001 and 2000 were 141,050 and 102,225, respectively.

NOTE K - EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted earnings (loss) per share is as follows (in 000's, except per share amounts):

                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                            2002             2001             2000
                                                         ------------     ----------       ----------
  Net income (loss) (A)                                   $ (5,476)        $   611         $  2,552
                                                          =========        ========        =========
   Weighted average number of shares outstanding (B)         2,292           2,292            2,287
   Stock options                                                --              10               52
                                                          ---------        --------        ---------
   Weighted average number of shares outstanding (C)         2,292           2,302            2,339
                                                          =========        ========        =========
   Earnings (loss) per share:
      Basic (A)/(B)                                       $  (2.39)        $  0.27         $   1.12
                                                          =========        ========        =========
      Diluted (A)/(C)                                     $  (2.39)        $  0.27         $   1.09
                                                          =========        ========        =========

Outstanding stock options of 236,409, 329,674 and 249,825 at December 31, 2002, 2001 and 2000, respectively, were excluded from the computation of dilutive earnings per share because their effect was anti-dilutive.

NOTE L - ACQUISITION OF NEW ENGLAND TELECOM, INC.

On August 10, 2000, the Company announced the acquisition of substantially all of the assets of New England Telecom, Inc. ("NET") through Isis. The agreement included the purchase of approximately $135,000 in inventory of prepaid phonecards, an employment agreement with the principal NET shareholder, and a two-year earn-out period. The earn-out is calculated on a quarterly basis whereby the former shareholder can earn up to

50% of net profits of the former business, as defined in the agreement, with a maximum contingent total payout of $1.5 million. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of NET's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price was equal to the value of the inventory assets purchased. There were no liabilities assumed in the transaction. The agreement also provided for 20,000 stock options of Isis to be granted to the former NET shareholder for his employment services with the Company, with a three-year vesting period. Any additional purchase price payments made based on net profit during the earn-out period, as defined in the agreement, have been capitalized as goodwill. Through December 31, 2001, a total of $130,000 was capitalized. During June 2001, employment of the former shareholder was terminated for breach of his employment contract. At that time all options granted to him were cancelled, as they had not yet vested. In October 2001, the former shareholder filed a claim against the Company alleging, among other things, that the Company breached the purchase agreement and the employment contract. The case is currently in the discovery phase and the Company is therefore unable to assess its likely outcome, however the Company believes its actions were appropriate and intends to continue to vigorously defend itself. An unfavorable outcome could have a material adverse effect on the Company's financial position, results of operations and liquidity.

NOTE M - SEGMENT INFORMATION

The Company has had two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'TM' roaming-fraud prevention service, and related application products and services and the Company's Neumobility geo-location wireless software applications; and (ii) the Company's prepaid long-distance phonecard business, which was conducted through Isis. Management evaluates segment performance based upon segment profit or loss before income taxes. There were no inter-company sales of products between the segments.

In the first quarter of 2002, the Company recorded an impairment write-down of $100,000 related to goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with SFAS 142. In the year ended December 31, 2001 the Company recorded $30,000 of goodwill amortization associated with its phone card segment. The value of goodwill recorded for the Company's phone card segment was $100,000 at December 31, 2001 and $0 at December 31, 2002.

During the quarter ended December 31, 2002, the Company recognized impairment losses of $76,000 related to property and equipment of Neumobility and $21,000 related to property and equipment of Isis. Also during the quarter ended December 31, 2002 the Company wrote down the value of its long-term investment in TruePosition by $1,754,000. The investment in TruePosition is included in the telecom hardware/software segment.

During the quarter ended December 31, 2002, the Company ceased the development efforts of its Neumobility division and committed to a plan to wind down the operations of Isis.

       Year ended December 31, 2002
       --------------------------------------------------                 Segments
       (In 000's)                                         -----------------------------------------      Consolidated
                                                                   Telecom HW/SW        Phonecards             Totals
       Revenue from external customers                                        --           $11,771            $11,771
       Depreciation and amortization expense                                $211                26                237
       Pretax segment loss                                                (4,390)             (992)            (5,382)
       Income tax expense (benefit)                                           (9)                3                 (6)
       Expenditures for segment assets                                        11                --                 11
       Segment assets                                                      3,380               764              4,144

       Year ended December 31, 2001
       --------------------------------------------------
       (In 000's)                                         -----------------------------------------      Consolidated
                                                                   Telecom HW/SW        Phonecards             Totals
       Revenue from external customers                                    $5,268           $15,148            $20,416
       Depreciation and amortization expense                                 519                55                574
       Pretax segment profit (loss)                                        1,966            (1,366)               600
       Income tax expense (benefit)                                          (11)               --                (11)
       Expenditures for segment assets                                        48                24                 72
       Segment assets                                                      8,432             1,558              9,990

       Year ended December 31, 2000
       --------------------------------------------------
       (In 000's)                                         -----------------------------------------      Consolidated
                                                                   Telecom HW/SW        Phonecards             Totals
       Revenue from external customers                                    $7,940           $18,033            $25,973
       Depreciation and amortization expense                                 681                13                694
       Pretax segment profit (loss)                                        2,876              (266)             2,610
       Income tax expense                                                     58                --                 58
       Expenditures for segment assets                                       623                61                684
       Segment assets                                                      7,707             2,067              9,774


NOTE N - TERMINATION OF NEUMOBILITY DEVELOPMENT AND WIND-DOWN OF OPERATIONS OF ISIS

During the fourth quarter of 2002 the Company made the decision to cease development efforts of the Neumobility platform and applications division. This was due to the uncertainty in both timing and magnitude of future revenue streams combined with the large continuing investment required to sustain, market and support the products. As a result of this decision, the Company recorded an impairment loss on property and equipment of Neumobility of approximately $76,000, has written off prepaid software maintenance contracts of approximately $26,000, and has terminated all 13 employees of Neumobility. Termination benefits were approximately $80,000 and were all paid before December 31, 2002. Neumobility was a part of the Company's telecom hardware/software segment. There were no revenues reported from the Neumobility platform in any of the years 2002, 2001 and 2000. Net earnings (losses) before tax of the telecom hardware and software segment, including the operations prior to Neumobility, were a loss of $4.4 million and earnings of $2.0 million and $2.9 million in 2002, 2001 and 2000, respectively.

On December 11, 2002, the Company and GTS Prepaid, Inc. ("GTS"), entered into an agreement whereby the Company agreed to (i) transfer to GTS on a consignment basis a portion of its inventory of pre-paid phone cards and (ii) authorize GTS to act as its agent to collect certain accounts receivable. The transaction closed on January 7, 2003. GTS and the Company have agreed that GTS will pay to the Company an agreed upon sales price for each of the prepaid phone cards it has sold and all accounts receivable collected in installments. The aggregate proceeds from the sales of inventory that the Company will receive if all the prepaid phone cards are sold is $46,193. The total amount that the Company will receive if all the accounts receivable assigned for collection to GTS are collected is $512,797. To date, GTS owes the Company $461,547. GTS will keep all amounts it receives from the sale of the prepaid phone cards that exceeds the agreed upon sales price for such cards. Subsequent to December 31, 2002, the Company and GTS have decided not to extend the agreement with respect to remaining inventory and uncollected accounts receivable. The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company has recorded an impairment loss on property and equipment of Isis of approximately $21,000 and has terminated all 5 employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $11.8 million, $15.1 million and $18.0 million in 2002, 2001 and 2000, respectively. Net losses before tax of Isis were $0.9 million, $1.4 million and $0.3 million in 2002, 2001 and 2000, respectively.

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company's unaudited quarterly financial information for the years ended December 31, 2002 and 2001 (in thousands, except per share date):

   2002                                        March 31         June 30     September 30        December 31
                                               --------         -------     ------------        -----------
   Net sales                                     $2,358          $3,331           $3,728             $2,354
   Gross profit (loss)                               87             (15)              83                 65
   (Loss) before the effect of a change
   in accounting principle                         (883)           (998)            (783)            (2,712)
   Net (loss)                                      (983)           (998)            (783)            (2,712)
   Net (loss) per share:
      Basic                                      $(0.43)         $(0.44)          $(0.34)            $(1.18)
      Diluted                                    $(0.43)         $(0.44)          $(0.34)            $(1.18)

   2001                                        March 31         June 30     September 30        December 31
                                               --------         -------     ------------        -----------
   Net sales                                     $5,561          $5,568           $5,370             $3,917
   Gross profit                                   1,207             828            1,199              1,083
   Net income (loss)                                (50)            504               81                 76
   Earnings (loss) per share:
      Basic                                      $(0.02)          $0.22            $0.04              $0.03
      Diluted                                    $(0.02)          $0.22            $0.04              $0.03
   -------------------------------------- -------------- --------------- ---------------- ------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Cellular Technical Services Company, Inc.

                                    By: /s/ Stephen Katz
                                        ----------------------------------------
                                    Stephen Katz, Chairman of the Board
                                    of Directors and Chief Executive Officer
                                    March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen Katz                                                 /s/ Henry B. Ellis
-----------------------------------------------------            ----------------------------------------------------
Stephen Katz, Chairman of the Board of Directors and Chief       Henry B. Ellis, Director
Executive Officer                                                March 28, 2003
(Principal Executive Officer)
March 28, 2003


/s/ Bruce R. York                                                /s/ Joshua J. Angel
-----------------------------------------------------            -------------------
Bruce R. York                                                    Joshua J. Angel, Director
Vice President, Chief Financial Officer and Secretary            March 28, 2003
(Principal Financial and Accounting Officer)
March 28, 2003


/s/ Lawrence Schoenberg
----------------------------------------------------
Lawrence Schoenberg, Director
March 28, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Annual Report on Form 10-K for the Year Ended December 31, 2002 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Bruce R. York, certify that:

1. I have reviewed this annual report on Form 10-K of Cellular Technical Services Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 and 15d - 15) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    By:    /s/ Bruce R. York
                                           -------------------
                                    Bruce R. York
                                    Vice President and Chief Financial Officer
                                    March 28, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Annual Report on Form 10-K for the Year Ended December 31, 2002 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Stephen Katz, certify that:

1. I have reviewed this annual report on Form 10-K of Cellular Technical Services Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 and 15d - 15) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    By:    /s/ Stephen Katz
                                          ------------------
                                    Stephen Katz
                                    Chief Executive Officer
                                    March 28, 2003

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   (In 000's)

                                                            Balance at                                             Balance at
                                                           Beginning of                                              End of
                                                              Period          Additions          Deductions          Period
                                                           -------------    ---------------    --------------     -------------
INVENTORY RESERVES

Year ended December 31, 2000                               $       997      $       426        $     1,396        $        27
                                                           =============    ===============    ==============     =============
Year ended December 31, 2001                               $        27      $       387        $       367        $        47
                                                           =============    ===============    ==============     =============
Year ended December 31, 2002                               $        47      $       203        $       181        $        69
                                                           =============    ===============    ==============     =============
SALES AND RECEIVABLE ALLOWANCES

Year ended December 31, 2000                               $         5      $       618        $       205        $       418
                                                           =============    ===============    ==============     =============
Year ended December 31, 2001                               $       418      $       173        $       332        $       259
                                                           =============    ===============    ==============     =============
Year ended December 31, 2002                               $       259      $        95        $       121        $       233
                                                           =============    ===============    ==============     =============

                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as........................     'TM'
The registered trademark symbol shall be expressed as.............      'r'