Form 10-K/A
period 2002-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2003-04-30
CIK 876378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended................................DECEMBER 31, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from.......................to...................

                         Commission File Number 0-19437
                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  11-2962080
--------------------------------          --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


            2815 SECOND AVENUE, SUITE 100, SEATTLE, WASHINGTON 98121
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 443-6400

        Securities registered pursuant to Section 12(b) of the Act: NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _ X _ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No _ X _

As of April 29, 2003, there were 2,291,770 shares of Common Stock, $.001 par value outstanding. As of June 30, 2002 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $2.5 million. The aggregate market value of the Company's stock was calculated using $1.11, the closing price for its Common Stock on June 30, 2002 as reported on The Nasdaq Stock Market (SmallCap System).

Documents incorporated by reference in Part III:  None.

                                  INTRODUCTION

This Form 10-K/A amends the registrant's Form 10-K for the fiscal year ended December 31, 2002 by deleting the information contained in Items 10, 11, 12 and 13 of Part III of such form and substituting the following for such Items.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position with the Company, and biographical information with respect to each of the Company's current directors and executive officers are provided below.

NAME                      Age    POSITION WITH COMPANY
----                      ---    ---------------------
Stephen Katz              59     Chairman of the Board of Directors, Chief
                                 Executive Officer and Acting President
Lawrence J. Schoenberg    70     Director
Joshua J. Angel           67     Director
Barry J. Beil             56     Director
Bruce R. York             48     Vice President, Chief Financial Officer and
                                 Secretary

Stephen Katz, Chairman of the Board of Directors, was Acting Chief Executive Officer and Acting President from November 1992 until February 1994, at which time he became Chief Executive Officer. Mr. Katz was re-appointed as Acting President in September 1998. Mr. Katz has been Chairman of the Board and a director of the Company since its inception and a member of the Management Committee of the predecessor partnership during the entire period of its existence. From September 1984 until September 1995, Mr. Katz was Chairman of the Board, Chief Executive Officer and until September 1993, President of Nationwide Cellular Service, Inc., which was the Company's majority stockholder until May 1992 and its largest stockholder, owning 34% of its outstanding shares, until September 1995. At that time such shares were distributed to Nationwide's stockholders, immediately prior to Nationwide's merger with MCI Communications Corp. Mr. Katz served as Chief Executive Officer of Global Payment Technologies, Inc. (formerly Coin Bill Validator, Inc.) from May 1996 through March 2003 and as its Chairman of the Board from September 1996 to April 2003. Global Payment Technologies is engaged in the business of currency validation.

Lawrence J. Schoenberg joined the Company as a director in September 1996. Mr. Schoenberg also serves as Director of Government Technology Services, Inc., Merisel, Inc., and Sunguard Data Services, Inc. Former directorships include Systems Center, Inc. (which was sold to Sterling Software, Inc.), SoftSwitch, Inc. (which was sold to Lotus/IBM Corp.), Forecross Corporation, Image Business Systems, Inc., and Penn America Group, Inc. Mr. Schoenberg founded AGS Computers, Inc. in 1967 and served as its Chief Executive Officer until 1991. The company was sold to NYNEX in 1988. The micro-computer segment subsequently became a part of Merisel, Inc.

Barry J. Beil has been a director of the Company since April 2003. From 1980 to 1998 he was President and Chief Executive Officer of Sheldon Electric Co., Inc., a New York City based electrical contractor. Since 1985 he has been President of Hampton Hills Operating Corp. and Managing Partner of Hampton Hills Associates which collectively own and operate the Hampton Hills Golf & Country Club. Since 1996 he has been the Managing Member of Rugby Recreational Group LLC which owns and operates the Fox Hill Golf & Country Club. Since 1988 he has been Vice President and Secretary of M&M Beach Properties, Inc., a developer and builder of residential properties.

Joshua J. Angel has been a director of the Company since June 6, 2001. Mr. Angel is Founder and Senior Managing Shareholder of Angel & Frankel, P.C., a New York based law firm specializing in commercial insolvency and creditors' rights. Mr. Angel serves as a director of Dynacore Holdings Corporation. Mr. Angel has a B.S. from N.Y.U. and an L.L.B. from Columbia University.

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

The Company's officers are elected annually and serve at the discretion of the Board of Directors.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the United States Securities and Exchange Commission ("SEC") . The Company believes that its reporting persons complied with all Section 16(a) filing requirements applicable to them with respect to the Company's fiscal year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Named Executive Officers for services in all capacities to the Company during fiscal years 2002, 2001 and 2000.

                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                              ANNUAL COMPENSATION                                  AWARDS(1)
                                              -------------------                                  ---------
                                                                                                  SECURITIES
                                                                               OTHER ANNUAL       UNDERLYING       ALL OTHER
                               YEAR      SALARY                BONUS           COMPENSATION         OPTIONS       COMPENSATION
                               ----      ------                -----           ------------         -------       ------------
Stephen Katz............       2002         $50,000                   $0               $322         10,000         $   0
 Chairman of the Board of      2001          99,355                    0                645         15,000             0
 Directors and Chief           2000         108,458               60,000                543         70,000             0
 Executive Officer (2)
Bruce R. York..........        2002        $120,000                   $0            $16,666         10,000             0
 Vice President, Chief         2001         116,651               18,750             14,690         15,000             0
 Financial Officer and         2000         106,858               70,000              5,308          7,500             0
 Corporate Secretary (3)

______________________________________

     1. None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 2002, 2001 or 2000.

     2. Other annual compensation represents taxable income originating from term life insurance premiums paid on behalf of the Named Executive Officer under the Company's standard employee group benefits plan.

     3. Other annual compensation for 2002 includes 401(k) matching contributions by the Company of $5,641, an automobile allowance of $10,800 and taxable income originating from term life insurance premiums paid on behalf of the Named Executive Officer under the Company's standard employee group benefits plan. Other annual compensation for 2001 includes 401(k) matching contributions of $6,817 an automobile allowance of $7,650 and taxable income originating from term life insurance premiums paid on behalf of the Named Executive Officer under the Company's standard employee group benefits plan. Other annual compensation for 2000 includes 401(k) matching contributions of $5,083 and taxable income originating from term life insurance premiums paid on behalf of the Named Executive Officer under the Company's standard employee group benefits plan.

GRANTS OF STOCK OPTIONS IN 2002

The following table sets forth information as to all grants of stock options to the Named Executive Officers during 2002.

                                               INDIVIDUAL GRANTS (1)
                               ------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE VALUE
                                NUMBER OF      % OF TOTAL                                   AT ASSUMED ANNUAL RATES OF
                               SECURITIES       OPTIONS                                    STOCK PRICE APPRECIATION FOR
                               UNDERLYING      GRANTED TO                                          OPTION TERM      (3)
                                 OPTIONS       EMPLOYEES       EXERCISE      EXPIRATION    ----------------------------
           NAME                GRANTED (2)      IN 2002          PRICE          DATE            AT 5%        AT 10%
------------------------       -----------      -------          -----          ----            -----        ------

Stephen Katz.............           10,000           13.3%         $0.99         9/22/12        $6,226         $15,778
Bruce R. York............           10,000           13.3%          0.99         9/22/12         6,226          15,778

______________________________________

     1. No stock appreciation rights ("SARs") were granted to any of the Named Executive Officers during 2002.

     2. The options become exercisable in cumulative annual installments of 25% per year on each of the first four anniversaries of the grant date. The options are exercisable over a ten-year period.

     3. The dollar amounts set forth under these columns are the result of calculations at the 5% and 10% rates established by the SEC and are not intended to forecast future appreciation of the Company's stock price. The Company did not use an alternative formula for a grant date valuation as it is unaware of any formula that would determine with reasonable accuracy a present value based upon future unknown factors.

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

The following table sets forth information with respect to the exercise of stock options during 2002 by the Named Executive Officers and unexercised options held by them on December 31, 2002.

                                                                      NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                   SHARES                                  OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                  ACQUIRED             VALUE            DECEMBER 31, 2002          DECEMBER 31, 2002
NAME                            ON EXERCISE           REALIZED    EXERCISABLE/UNEXERCISABLE (1)      EXERCISABLE/
--------------------------      -----------           --------    -----------------------------      ------------
                                                                                                  UNEXERCISABLE (2)
                                                                                                  -----------------

Stephen Katz..............             0               $0               43,290/55,110                   $0/$0
Bruce R. York.............             0                0               11,820/27,880                   $0/$0
______________________________________

     1. There were no SAR exercises during 2002 and no SARs were outstanding at December 31, 2002.

     2. The closing price for the Company's Common Stock as reported on the NASDAQ SmallCap Market on December 31, 2002 was $0.69 per share. Value is calculated by multiplying: (i) the difference between $0.69 and the option exercise price, by (ii) the number of shares of Common Stock underlying the option.

DIRECTOR COMPENSATION

Each director serving in 2002 who was not an officer or employee of the Company received an award of restricted shares of the Company's common stock, contingent upon stockholder approval of the 2002 Stock Incentive Plan and is reimbursed for his out-of-pocket expenses incurred in connection with attendance at Board and Committee meetings or other Company business. No cash payments other than reimbursement of expenses were made to non-employee directors during 2002.

In December 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan ("1993 Plan") pursuant to which each person who is not a salaried employee of the Company who first becomes a director after December 29, 1993 shall be granted on the date he first becomes a director an option to purchase 2,000 shares of Common Stock and on January 2 of each year beginning with January 2, 1994, each person who is not a salaried employee of the Company and is then a director shall be granted an option to purchase an additional 1,200 shares of Common Stock. In addition, the 1993 Plan authorizes the Board of Directors to approve additional stock option grants to such non-employee directors. The per share exercise price of each option granted under the 1993 Plan shall be equal to the fair market value of a share of Common Stock on the date the option is granted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation and Stock Option Committee of the Board of Directors consists of Messrs. Angel (Chairman), Schoenberg and Beil. None of such committee members is or has been an officer or employee of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table and footnotes thereto set forth, as of April 17, 2003, information with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) the Chief Executive Officer and each of the other executive officers of the Company who received salary and bonus in excess of $100,000 during 2002 (collectively, the "Named Executive Officers"); and (iv) all current directors and executive officers of the Company as a group.

                                                      AMOUNT AND NATURE                   PERCENT OF
                                                        OF BENEFICIAL                    OUTSTANDING
NAME OF BENEFICIAL OWNER                               OWNERSHIP (1)                        SHARES
------------------------                               -------------                        ------
Stephen Katz
20 E. Sunrise Highway, Suite 200
Valley Stream, NY  11581.........................          186,194  (2)                      8.0%
Lawrence J. Schoenberg...........................           20,950  (3)                         *
Joshua J. Angel..................................            3,200  (4)                         *
Barry J. Beil....................................             ----                              *
Bruce R. York....................................           12,820  (5)                         *
All directors and executive officers as a group
(5 persons)......................................          223,164  (6)                      9.4%

___________________________

* Less than 1%

     1. Unless otherwise indicated, each person or group has sole voting and investment power with respect to such shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire within 60 days. For purposes of computing the percent of outstanding shares held by each person or group named above as of a given date, any shares which such person or group has the right to so acquire are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person or group.

     2. Includes 41,273 shares held by a partnership controlled by Mr. Katz and 3,090 shares held by a trust for the benefit of his wife. Also includes 43,290 shares subject to currently exercisable options, none of which are at prices lower than the market price of the Company's Common Stock.

     3. Consists of 20,950 shares subject to currently exercisable options, none of which are at prices lower than the market price of the Company's Common Stock.

     4. Consists of 3,200 shares subject to currently exercisable options, none of which are at prices lower than the market price of the Company's Common Stock.

     5. Includes 12,820 shares subject to currently exercisable options, none of which are at prices lower than the market price of the Company's Common Stock.

     6. Includes an aggregate of 83,460 shares subject to currently exercisable options, none of which are at prices lower than the market price of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company's equity compensation plans as of December 31, 2002.

       Plan Category                     A                          B                               C
                                Number of securities    Weighted average exercise       Number of securities remaining
                                to be issued upon       price of outstanding            available for future issuance under
                                exercise of             options, warrants and           equity compensation plans
                                outstanding options,    rights securities               (excluding securities reflected in
                                warrants and rights     reflected in column (A)         column (A))
Equity compensation plans                    240,009                     $8.17                                 148,951
approved by security
holders
Equity compensation plans                     35,000                        --                                  75,000
not approved by security
holders
                             -----------------------------------------------------------------------------------------------
Total                                          275,009                      --                                 223,951

On June 6, 2002, the Board adopted the 2002 Stock Incentive Plan and issued restricted shares to its non-management directors subject to stockholder approval. This Plan will be submitted for stockholder approval at the 2003 annual meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 29, 2003

                                      CELLULAR TECHNICAL SERVICES COMPANY, INC.


                                      By: /s/ Bruce R. York
                                          --------------------------------------
                                          Name:  Bruce R. York
                                          Title: Vice President and Chief
                                                 Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report on Form 10-K/A for the Year Ended December 31, 2002 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Bruce R. York, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Cellular Technical Services Company, Inc.;

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



                           By: /s/ Bruce R. York
                               -----------------
                               Bruce R. York
                               Vice President and Chief Financial Officer
                               April 29, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report on Form 10-K/A for the Year Ended December 31, 2002 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Stephen Katz, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Cellular Technical Services Company, Inc.;

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


                             By:  /s/ Stephen Katz
                                  ----------------
                                  Stephen Katz
                                  Chief Executive Officer
                                  April 29, 2003