Form 10-Q
period 2003-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2003-05-07
CIK 876378

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                  Commission File Number  0-19437
MARCH 31, 2003                                                          -------
--------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                   11-2962080
--------------------------------           -------------------------------------
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

          2,291,770 Common Shares were outstanding as of May 7, 2003.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........15

ITEM 4.   CONTROLS AND PROCEDURES.............................................15


PART II.  OTHER INFORMATION...................................................16

ITEM 1.   LEGAL PROCEEDINGS...................................................16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................16

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in 000's, except per share amounts)


                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2003             2002
                                                                                       ----             ----
                                                                                    (unaudited)

                                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                            $  2,732       $  3,315
   Accounts receivable, net of reserves of  $195 in 2003 and $233 in 2002                     32            525
   Amounts due from GTS Prepaid, Inc. (Note B)                                               362             --
   Inventories                                                                                63             95
   Prepaid expenses, deposits and other current assets                                       169             58
                                                                                        --------       --------

     Total Current Assets                                                                  3,358          3,993

PROPERTY AND EQUIPMENT, net                                                                  109            151

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2002 and 2003                  --             --
                                                                                        --------       --------

TOTAL ASSETS                                                                            $  3,467       $  4,144
                                                                                        ========       ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                             $    349       $    644
   Payroll related liabilities                                                                71             68
   Customers' deposits and deferred revenue                                                   19             29
                                                                                        --------       --------

     Total Current Liabilities                                                               439            741

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,292 shares
     issued and outstanding in 2003 and 2002                                              29,999         29,999
   Accumulated deficit                                                                   (26,971)       (26,596)
                                                                                        --------       --------

     Total Stockholders' Equity                                                            3,028          3,403
                                                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  3,467       $  4,144
                                                                                        ========       ========

----------
        The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      (in 000's, except per share amounts)
                                   (unaudited)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                          ---------
                                                                    2003           2002
                                                                    ----           ----
           REVENUES

  Phonecards                                                      $   158       $ 2,358
                                                                  -------       -------

Total Revenues                                                        158         2,358

COSTS AND EXPENSES
  Cost of phonecards                                                  203         2,271
  Sales and marketing                                                  28           291
  General and administrative                                          331           307
  Research and development                                             --           404
                                                                  -------       -------

Total Costs and Expenses                                              562         3,273
                                                                  -------       -------

LOSS FROM OPERATIONS                                                 (404)         (915)

OTHER INCOME, net                                                      16             3

INTEREST INCOME, net                                                   13            29
                                                                  -------       -------

LOSS BEFORE THE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE        $  (375)      $  (883)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                  --          (100)
                                                                  -------       -------

NET LOSS                                                          $  (375)      $  (983)
                                                                  =======       =======

BASIC AND DILUTED SHARE DATA:

  Loss before the effect of a change in accounting principle      $ (0.16)      $ (0.39)

  Cumulative effect of a change in accounting principle                --         (0.04)
                                                                  -------       -------

  Net Loss                                                        $ (0.16)      $ (0.43)
                                                                  =======       =======

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic and diluted                                              2,292         2,292

----------
        The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            ---------
                                                                                        2003          2002
                                                                                        ----          ----
OPERATING ACTIVITIES
   Net loss                                                                          $  (375)      $  (983)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                            32            62
       Impairment of goodwill                                                             --           100
       Gain on disposal of assets                                                         (9)           --
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                            131            61
         Decrease in inventories, net                                                     32            58
         Increase in prepaid expenses and deposits                                      (111)         (239)
         Decrease in accounts payable, accrued liabilities and taxes other than
           payroll or income                                                            (295)         (156)
         Increase in payroll related liabilities                                           3            11
         Decrease in deferred revenue and customers' deposits                            (10)           --
                                                                                     -------       -------

NET CASH USED IN OPERATING ACTIVITIES                                                   (602)       (1,086)

INVESTING ACTIVITIES
   Proceeds from sale of assets                                                           19            --
                                                                                     -------       -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 19            --
                                                                                     -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (583)       (1,086)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       3,315         6,353
                                                                                     -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 2,732       $ 5,267
                                                                                     =======       =======

----------
        The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE A -  BASIS OF PRESENTATION AND LIQUIDITY:
The accompanying unaudited consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company"), including the December 31, 2002 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Until December 11, 2002 CTS, through its majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"), operated as a distributor and a reseller of prepaid long distance and wireless products, primarily in the Boston and Los Angeles metropolitan areas. In addition, until November 9, 2002, CTS, through its Neumobility division, was engaged in the development of geo-location wireless software applications. Neumobility was in the development stage throughout all years presented and had no revenue or customers. Through December 31, 2001, CTS was also involved in design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry. On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis and sell the related net assets.

As a result, during the quarter ended March 31, 2003 CTS had no current business other than to complete the wind down of the operations of Isis. Management anticipates that most of the remaining assets of Isis will be realized, and liabilities settled, in 2003 (see Note B). Management currently has no plan to liquidate the Company and distribute the remaining assets, after settling the liabilities, to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remainder of 2003 the Company will incur costs of approximately $0.8 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash and receivable balances as of March 31, 2003 of approximately $3.1 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence.

Nasdaq requires a minimum $1.00 bid price for continued listing on the Nasdaq SmallCap Market System. On November 1, 2002 the Company's closing stock price was $0.71 and the Company received a notice from Nasdaq indicating that because the Company's stock price had not traded at over $1.00 for 30 days, Nasdaq will have the right to delist its stock if the Company fails to increase its stock price to at least $1.00 for 10 consecutive trading days before April 30, 2003. On May 1, 2003 the Company received a notice from Nasdaq that since the Company has not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in Marketplace Rule 4310(c)(4) that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on May 12, 2003. Nasdaq additionally noted that its Staff may have otherwise determined to delist the Company's shares under Marketplace Rules 4300 and 4330(a)(3) since the Company is currently in the process of winding down its previous businesses and has de minimis other operations. After reviewing its options, the Company's management and directors have determined that the Company will not seek a hearing to appeal this determination nor seek a reverse stock split of its shares at this time. It is anticipated that the Company's shares will become over the counter securities trading on an over the counter exchange and will retain the symbol CTSC. When the Company's stock is delisted, the delisting will most likely have a material adverse effect on the price of the Company's common stock, may adversely affect the liquidity of the shares held by its stockholders, and could severely restrict any ability the Company may have to raise additional capital.

NOTE B - TERMINATION OF NEUMOBILITY DEVELOPMENT AND WIND-DOWN OF OPERATIONS OF ISIS
During the fourth quarter of 2002 the Company made the decision to cease development efforts of the Neumobility platform and applications division. This was due to the uncertainty in both timing and magnitude of future revenue streams combined with the large continuing investment required to sustain, market and support the products. As a result of this decision, during the fourth quarter of 2002 the Company recorded an impairment loss on property and equipment of Neumobility of approximately $76,000, wrote off prepaid software maintenance contracts of approximately $26,000, and terminated all 13 employees of Neumobility. Termination benefits were approximately $80,000 and were all paid before December 31, 2002. Neumobility was a part of the Company's telecom hardware/software segment. There were no revenues reported from the Neumobility platform in the three years ended December 31, 2002. Net earnings (losses) before tax of the telecom hardware/software segment, including the operations prior to Neumobility, were a loss of $4.4 million and earnings of $2.0 million and $2.9 million in 2002, 2001 and 2000, respectively.

On December 11, 2002, the Company and GTS Prepaid, Inc. ("GTS"), entered into an agreement whereby the Company agreed to (i) transfer to GTS on a consignment basis a portion of its inventory of pre-paid phone cards and (ii) authorize GTS to act as its agent to collect certain accounts receivable. The transaction closed on January 7, 2003. GTS and the Company agreed that GTS would pay to the Company an agreed upon sales price for each of the prepaid phone cards it sold and all accounts receivable collected in installments. Payments by GTS related to inventories it sold and receivables it collected were $40,266 during the quarter ended March 31, 2003, and amounts receivable from GTS as of March 31, 2003 were $362,081. On April 8, 2003 GTS and the Company entered into an agreement, in accordance with which GTS will make weekly payments to the Company of $7,745, including interest at 15% per annum, until the amount owed by GTS is repaid in full, approximately in March 2004. The obligation is secured by a second lien on GTS' assets. At March 31, 2003 GTS held on consignment basis $59,133 of prepaid phonecard inventories owned by the Company. These inventories will be sold, with the proceeds to be remitted to the Company, or will be returned to the Company if not sold by June 3, 2003. To date, all payments due from GTS have been received by the Company on a timely basis. The balances owed by GTS to the Company comprise a large concentration of risk to the Company and the ability of the Company to fully collect the amounts owed will depend on the future profitability and cash flow of GTS.

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $11.8 million, $15.1 million and $18.0 million in 2002, 2001 and 2000, respectively. Net losses before tax of Isis were $0.9 million, $1.4 million and $0.3 million in 2002, 2001 and 2000, respectively. Revenues of Isis were approximately $158,000 for the quarter ended March 31, 2003 and were primarily composed of inventory liquidation transactions, including approximately $94,000 sold by GTS.

NOTE C - INVENTORIES:
Inventory reflects phonecards sold through the Company's phonecard business. Included in gross phonecard inventory at March 31, 2003 and December 31, 2002 is approximately $18,000 and $30,000, respectively, of items which have been transferred to customers and are being accounted for as consignments, approximately $19,000 and $49,000, respectively, related to estimated sales returns and $59,000 and zero, respectively, of items held on consignment at GTS. Inventory consists of the following (in 000's):

                                             MARCH 31,         DECEMBER 31,
                                                 2003              2002
                                         ------------------  ------------------

         Inventory                       $            119    $            164
         Less reserves                                (56)                (69)
                                         ------------------  ------------------

                                         $             63    $             95
                                         ==================  ==================

NOTE D -  CONTINGENCIES:
From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is unable to assess the likely outcome of the case.

NOTE E -  LOSS PER SHARE:
The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2003              2002
                                                        ----              ----

Net loss  (A)                                     $     (375)       $     (983)
                                                  =============================
Weighted average number of
shares outstanding (B)                                 2,292             2,292
                                                  -----------------------------
Weighted average number of shares
and common share equivalents outstanding (C)           2,292             2,292
                                                  =============================
Basic loss per share (A)/(B)                      $    (0.16)       $    (0.43)
                                                  =============================
Diluted loss per share (A)/(C)                    $    (0.16)       $    (0.43)
                                                  =============================

Outstanding stock options of 209,137 and 330,062 at March 31, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE F -  STOCK OPTIONS
As provided for by FAS No. 123 - Accounting for Stock-Based Compensation, the Company has chosen to measure stock-based compensation cost under the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25 and has adopted only the disclosure provisions of FAS 123. As the Company issues options with exercise prices equal to market value on the date of grant, compensation expense is not recognized. Stock compensation expense for options granted to non-employees has been determined in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the periods ended March 31, 2003 and March 31, 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         THREE MONTHS         THREE MONTHS
                                      ENDED MARCH 31, 2003  ENDED MARCH 31, 2002
                                      --------------------  --------------------

Risk-free interest rate                         2.4%                 3.7%
Dividend yield                                  0.0%                 0.0%
Volatility factor                              1.71                 1.67
Expected life of the options (years)            4.0                  4.0
Fair value of options granted
during the period                             $0.62                $2.17

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                             MARCH 31, 2003     MARCH 31, 2002
                                             --------------     --------------

Net loss                                     $   (375)            $    (983)
Add:  Stock-based compensation
as reported                                         0                     0
Deduct: Total stock-based compensation
expense determined under fair value
method for all awards, net of taxes               (38)                  (80)
                                             ----------           ----------
Net loss - pro forma                         $   (413)            $  (1,063)
                                             ==========           ==========
Basic and diluted loss
per share - as reported                      $   (0.16)           $   (0.43)
Basic loss per share - pro forma             $   (0.18)           $   (0.46)

Stockholders will decide whether to approve the Company's 2002 Stock Incentive Plan (the "Plan") at the June 5, 2003 Annual Meeting. If the Plan is approved, the Company has agreed to issue 68,000 shares of restricted stock vesting in 2003 and 2004 to its directors. Upon issuance, the Company will determine related compensation expense, which will be equal to the fair value of the stock on the date of stockholder approval and which will be recognized over the stock vesting period.

NOTE G -  SEGMENT INFORMATION:

The Company historically has had two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird(R) Platform product line, which included the Blackbird(R) Platform, PreTect(TM) cloning-fraud prevention application, No Clone Zone(TM) roaming-fraud prevention service, and related application products and services and development of the Company's Neumobility geo-location wireless software applications; and (ii) the Company's prepaid long-distance phonecard business, which was conducted through Isis. Management evaluates segment performance based upon segment profit or loss before income taxes. There were no inter-company sales of products between the segments.

In the first quarter of 2002, the Company recorded an impairment write-down of $100,000 related to goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with FAS 142 - Goodwill and Intangible Assets. The value of goodwill recorded for the Company's phone card segment was $0 at December 31, 2002 and March 31, 2003.

During the quarter ended December 31, 2002, the Company ceased the development efforts of its Neumobility division and adopted a plan to wind down the operations of Isis. General and administrative costs have been allocated 100% to the Telecom hardware/software segment in 2003.

   THREE MONTHS ENDED MARCH 31, 2003
   ---------------------------------
   (in 000's)                                                         Segments
                                                        ----------------------------------        Consolidated
                                                        TELECOM HW/SW           PHONE CARDS             TOTALS
                                                        -------------           -----------             ------
Revenue from external customers                                --                $   158                $   158
Inter-segment revenue                                          --                     --                     --
Pretax segment loss                                       $  (319)                   (56)                  (375)
Expenditures for segment assets                                --                     --                     --

Segment assets (at March 31, 2003)                          3,085                    382                  3,467


   THREE MONTHS ENDED MARCH 31, 2002
   ---------------------------------
   (in 000's)                                                         Segments
                                                        ----------------------------------        Consolidated
                                                        TELECOM HW/SW           PHONE CARDS             TOTALS
                                                        -------------           -----------             ------
Revenue from external customers                                --                $ 2,358                $ 2,358
Inter-segment revenue                                          --                     --                     --
Pretax segment loss before the effects of a
    change in accounting principle                        $  (706)                  (177)                  (883)
Expenditures for segment assets                                --                     --                     --

Segment assets (at March 31, 2002)                          7,482                  1,380                  8,862

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Consolidated Financial Statements in Item 15 of the Company's 2002 Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

BAD DEBT: The Company has maintained allowances for doubtful accounts for estimated losses based on past collection history and specific risks identified in the portfolio, resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

ALLOWANCE FOR SALES RETURNS: The Company has maintained a provision for estimated sales returns of prepaid phonecards. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

INVENTORY: The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. An allowance for obsolete inventory has been maintained to reflect the expected un-saleable inventory based on an evaluation of slow moving products. It is possible that changes in required inventory reserves may occur in the future.

GOODWILL AND INTANGIBLE IMPAIRMENT: In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues in accordance with the transition rules of FAS 142. In the three-month period ended March 31, 2002 the Company recorded an impairment write-down of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142. The Company has no goodwill recorded on its books at March 31, 2003.

LONG-TERM INVESTMENT: The Company accounts for its minority investment in TruePosition, Inc, (a subsidiary of Liberty Media Corporation, "Liberty Media"), under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment are other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determines the fair value of the investment had an other-than-temporary decline, an impairment write-down is recorded. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment at December 31, 2002, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero at that time, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and have not generated significant revenues. The Company's investment in TruePosition common stock has been diluted by these advances, which have recently been converted to preferred stock. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

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

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis. As a result, during the quarter ended March 31, 2003, CTS had no current business other than to complete the wind-down of the operations of Isis. Management anticipates that most of the remaining assets of Isis will be realized, and all liabilities settled, during 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining nine months of 2003 the Company will incur costs of approximately $0.8 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash and receivable balances as of March 31, 2003 of approximately $3.1 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

PRODUCTS

PREPAID LONG-DISTANCE PHONECARD PRODUCTS
----------------------------------------
To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis, the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business during December 2002. At March 31, 2003, the Company was in the process of completing the wind-down of its Isis operations.

GEO-LOCATION WIRELESS APPLICATIONS INVESTMENT AND PRODUCT DEVELOPMENT
---------------------------------------------------------------------
The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wire-line 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices.

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

REVENUE AND EXPENSE

REVENUE : During the first three months of 2003 and 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. Phonecard revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company maintains an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with FAS 48 - Revenue Recognition When Right of Return Exists. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

COSTS AND EXPENSES: Costs of phonecards are primarily comprised of purchased prepaid phonecard costs.

Research and development expenditures include the costs for research, design, development, testing, preparation of training and user documentation and fixing and refining features for the software and hardware components included in the Company's products and services.

General and administrative expenditures include the costs of executive, human resources, finance and administrative support functions, provisions for uncollectible accounts and costs of legal and accounting professional services.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

OVERVIEW: Total revenue decreased 93% to $158,000 in 2003 from $2,358,000 in 2002. Net loss was ($375,000), or ($0.16) per diluted share, in 2003 compared to ($983,000), or ($0.43) per diluted share, in 2002. Gross margin decreased by $132,000 as phonecard revenue decreased $2,200,000 and cost of phone cards decreased $2,068,000. Operating expenses decreased by $643,000 due to: reductions of $404,000 in research and development and $263,000 in sales and marketing expenses; offset by an increase of $24,000 in general and administrative expenses. The reduction in operating expenses reflected the cessation of the Neumobility research and development program and Isis sales efforts. The general and administrative increase resulted from that area receiving 100% of facility and other expenses that had been allocated throughout the Company in prior periods.

REVENUE : Prepaid phone card revenue decreased 93% to $158,000 in 2003, from $2,358,000 in 2002 due to the closure of the Isis business at the end of 2002. The 2003 revenue was due primarily to inventory reduction transactions.

COSTS AND EXPENSES: Costs of phone cards decreased by $2,068,000 to $203,000 in first quarter of 2003, from $2,271,000 in the same period of 2002. The decrease is volume related. Costs as a percentage of revenues were higher in 2003 due to discounted sales to reduce final inventories.

Sales and marketing expenses decreased 90% to $28,000 in 2003 from $291,000 in 2002. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of both the Isis segment and the Neumobility program.

General and administrative expenses increased 7% to $331,000 in 2003 from $307,000 in 2002, due to 100% allocation of rent and other costs to general and administrative departments that had been partially allocated to research and development and sales and marketing areas in the previous year.

Research and development costs decreased to $0 in 2003 from $404,000 in 2002. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to postponement by the FCC of its original implementation deadlines for the wireless E-911 rollout and slow market development, resulting in low future revenue projections which did not justify continued investment at that time.

OTHER INCOME, NET: Net other income was $16,000 in 2003 compared to $3,000 in 2002. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

INTEREST INCOME AND EXPENSE: Net interest income decreased to $13,000 in 2003 from $29,000 in 2002. This decrease is attributable to both lower interest rates earned on invested cash in the 2003 period compared to the 2002 period and lower average cash balances on hand in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have historically consisted of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 2003, the Company's cash balance was $2.7 million as compared to $3.3 million on December 31, 2002. The Company's working capital decreased to $2.9 million at March 31, 2003 from $3.3 million at December 31, 2002.

Net cash used in operating activities amounted to $0.6 million in the first three months of 2003, compared to $1.1 million in the comparable 2002 period. The largest factors in this change in 2003 compared to 2002 were the $0.6 million reduction in net loss and changes in balance sheet accounts in the reporting periods. At March 31, 2003, the Company had no commitments for capital expenditures.

Management expects that during the last nine months of 2003 the Company will incur costs of approximately $0.8 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company is not expected to have any significant revenues or operations after the wind-down of Isis is complete. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that past revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of March 31, 2003 are sufficient to fund its current cash flow requirements through at least the next twelve months, however unanticipated changes may require additional financing.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates that could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company maintains a short-term investment portfolio consisting of interest bearing securities with maturities of less than ninety days. These securities are classified as cash equivalents. These securities are interest bearing and thus subject to interest rate risk and may fall in value if market interest rates increase. Because the Company has the ability to hold its fixed income investments until maturity, the Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio. The Company has operated primarily in the United States and all revenues to date have been in U.S. dollars. Accordingly, the Company does not have material exposure to foreign currency rate fluctuations. The Company has not entered into any foreign exchange contracts to hedge any exposure to foreign currency rate fluctuations because such exposure is immaterial.

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   A)     EXHIBITS
          --------

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   B)     REPORTS ON FORM 8-K
          -------------------

     The following Form 8Ks were filed during the first quarter of 2003 or thereafter through the date of this report:

i. The Company filed a Current Report of Form 8-K, dated January 7, 2003, and under Item 2 of such Report, announced the transfer of certain assets of its Isis Tele-Communications, Inc., subsidiary to GTS Prepaid, Inc. The agreement between the Company and GTS Prepaid, Inc. was attached as exhibit 10.1 to such Report. Pro forma financial statements were included under Item 7 of such Report.

ii. The Company filed a Current Report of Form 8-K, dated May 2, 2003, and under Item 5 of such Report, announced that it had entered into an agreement whereby the Company loaned to GTS Prepaid, Inc the unpaid portion of (i) the accounts receivable collected by GTS Prepaid, Inc., and (ii) the portion of the consigned inventory of phonecards sold by GTS Prepaid, Inc., the aggregate of which totaled $353,484.45. Such obligation bears interest at the rate of 15% per annum and is to be paid to the Company in 49 weekly installments. The agreement between the Company and GTS Prepaid, Inc. was attached as exhibit 10.1 to such Report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /S/BRUCE R. YORK
                         ----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         May 7, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Bruce R. York, certify that:

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

                  By:    /S/BRUCE R. YORK
                         ----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         May 7, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003 (the "Report") by Cellular Technical Services Company, Inc. ("Registrant"), I, Stephen Katz, certify that:

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

                  By:    /S/STEPHEN KATZ
                         ---------------
                         Stephen Katz
                         Chief Executive Officer
                         May 7, 2003