Form 10-Q
period 2003-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2003-08-14
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number  0-19437
June 30, 2003

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     11-2962080
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            2815 Second Avenue, Suite 100, Seattle, Washington 98121
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 733-8180

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No[_]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         2,449,770 Common Shares were outstanding as of August 14, 2003.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.......................................................................3
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....10
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................14
ITEM 4.    CONTROLS AND PROCEDURES...................................................................15

PART II.   OTHER INFORMATION.........................................................................15
ITEM 1.    LEGAL PROCEEDINGS.........................................................................15
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................15
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................................................16

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in 000's, except per share amounts)

                                                                                       June 30,    December 31,
                                                                                         2003          2002
                                                                                     -----------   ------------
                                                                                     (unaudited)
                                      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                          $  2,498       $  3,315
   Accounts receivable, net of reserves of $97 in 2003 and $233 in 2002                      5            525
   Amounts due from GTS Prepaid, Inc. (Note B)                                             278             --
   Inventories                                                                              --             95
   Prepaid expenses, deposits and other current assets                                     127             58
                                                                                      --------       --------

      Total Current Assets                                                               2,908          3,993

PROPERTY AND EQUIPMENT, net                                                                 66            151
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754
   in 2002 and 2003                                                                         --             --
                                                                                      --------       --------

TOTAL ASSETS                                                                          $  2,974       $  4,144
                                                                                      ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                           $    159       $    644
   Payroll related liabilities                                                              73             68
   Customers' deposits and deferred revenue                                                 --             29
                                                                                      --------       --------

      Total Current Liabilities                                                            232            741

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,450 and
      2,292 shares issued and outstanding in 2003 and 2002, respectively                30,103         29,999
   Deferred stock compensation                                                             (85)            --
   Accumulated deficit                                                                 (27,276)       (26,596)
                                                                                      --------       --------

      Total Stockholders' Equity                                                         2,742          3,403
                                                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  2,974       $  4,144
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

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)

                                                                Three Months Ended   Six Months Ended
                                                                     June 30,            June 30,
                                                                ------------------   ----------------
                                                                  2003      2002      2003      2002
                                                                 ------   -------    ------   -------
REVENUES
   Phonecards                                                    $   13   $ 3,331    $  171   $ 5,689

COSTS AND EXPENSES
   Cost of phonecards                                                14     3,346       217     5,617
   Sales and marketing                                               --       246        28       537
   General and administrative                                       330       343       661       650
   Research and development                                          --       411        --       815
                                                                 ------   -------    ------   -------
Total Costs and Expenses                                            344     4,346       906     7,619
                                                                 ------   -------    ------   -------

LOSS FROM OPERATIONS                                               (331)   (1,015)     (735)   (1,930)

OTHER INCOME, net                                                     3         2        19         5

INTEREST INCOME, net                                                 23        22        36        51
                                                                 ------   -------    ------   -------
LOSS BEFORE INCOME TAXES                                         $ (305)     (991)     (680)  $(1,874)

PROVISION FOR INCOME TAXES                                           --         7        --         7
                                                                 ------   -------    ------   -------
LOSS BEFORE THE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         (305)     (998)     (680)   (1,881)
                                                                 ------   -------    ------   -------

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                --        --        --      (100)
                                                                 ------   -------    ------   -------
NET LOSS                                                         $ (305)     (998)     (680)  $(1,981)
                                                                 ======   =======    ======   =======

BASIC AND DILUTED SHARE DATA:

Basic:

   Loss before the effect of a change in accounting principle    $(0.13)  $ (0.44)   $(0.30)  $ (0.82)

   Cumulative effect of a change in accounting principle             --        --        --     (0.04)
                                                                 ------   -------    ------   -------
   Loss per share                                                $(0.13)  $ (0.44)   $(0.30)  $ (0.86)
                                                                 ======   =======    ======   =======

Diluted:

   Loss before the effect of a change in accounting principle    $(0.13)  $ (0.44)   $(0.30)  $ (0.82)

   Cumulative effect of a change in accounting principle             --        --        --     (0.04)
                                                                 ------   -------    ------   -------
   Loss per share                                                $(0.13)  $ (0.44)   $(0.30)  $ (0.86)
                                                                 ======   =======    ======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                        2,292     2,292     2,292     2,292

     Diluted                                                      2,298     2,292     2,296     2,292

----------
   The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)

                                                                           Six Months Ended
                                                                              June 30,
                                                                          ------------------
                                                                            2003      2002
                                                                          -------   -------
OPERATING ACTIVITIES
   Net loss                                                               $ (680)   $(1,981)

   Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and amortization of property and equipment              72        124
         Non-cash compensation expense (restricted stock)                     19         --
         Impairment write-off of goodwill                                     --        100
         Loss on disposal of assets                                            7         --
         Changes in operating assets and liabilities:
            Decrease (increase) in receivables, net                          242        (88)
            Decrease in inventories, net                                      95        210
            Increase in prepaid expenses and deposits                        (69)      (187)
            Decrease in accounts payable, accrued liabilities and taxes
               other than payroll or income                                 (485)       (54)
            Increase (decrease) in payroll related liabilities                 5        (14)
            Decrease in deferred revenue and customers' deposits             (29)        (6)
                                                                          ------    -------

NET CASH USED IN OPERATING ACTIVITIES                                       (823)    (1,896)

INVESTING ACTIVITIES
   Proceeds from sale of assets                                                6         --
   Long term deposit                                                          --          5
                                                                          ------    -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                      6          5
                                                                          ------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (817)    (1,891)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           3,315      6,353
                                                                          ------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $2,498    $ 4,462
                                                                          ======    =======

----------
   The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY:

The accompanying unaudited consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company"), including the December 31, 2002 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Until December 11, 2002 CTS, through its majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"), operated as a distributor and a reseller of prepaid long distance and wireless products, primarily in the Boston and Los Angeles metropolitan areas. In addition, until November 9, 2002, CTS, through its Neumobility division, was engaged in the development of geo-location wireless software applications. Neumobility was in the development stage throughout all years presented and had no revenue or customers. Through December 31, 2001, CTS was also involved in design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry. On November 9, 2002, CTS ceased development efforts of its Neumobility product line, and on December 11, 2002 it adopted a plan to wind down the operations of Isis and sell the related net assets.

As a result, during the three- and six-month periods ended June 30, 2003 CTS had no current business other than to complete the wind down of the operations of Isis. Management anticipates that most of the remaining assets of Isis will be realized, and liabilities settled, in 2003 (see Note B). Management currently has no plan to liquidate the Company and distribute the remaining assets, after settling the liabilities, to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining six months of 2003 the Company will incur costs of approximately $0.5 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash and receivable balances as of June 30, 2003 of approximately $2.8 million will be sufficient to fund its current cash flow requirements through at least the next 12 months.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence.

Nasdaq requires a minimum $1.00 bid price for continued listing on the Nasdaq SmallCap Market System. On November 1, 2002 the Company's closing stock price was $0.71 and the Company received a notice from Nasdaq indicating that because the Company's stock price had not traded at over $1.00 for 30 days, Nasdaq would have the right to delist its stock if the Company failed to increase its stock price to at least $1.00 for 10 consecutive trading days before April 30, 2003. On May 1, 2003 the Company received a notice from Nasdaq that since the Company had not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in Marketplace Rule 4310(c)(4) that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on May 12, 2003. Nasdaq additionally noted that its Staff may have otherwise determined to delist the Company's shares under Marketplace Rules 4300 and 4330(a)(3) since the Company was currently in the process of winding down its previous businesses and had de minimis other operations. After reviewing its options, the Company's management and directors determined that the Company would not seek a hearing to appeal this determination nor seek a reverse stock split of its shares. Effective May 12, 2003, the Company's shares began trading as over the counter securities on the OTCBB under the symbol CTSC.OB. It was anticipated that when the Company's stock was delisted, it would most likely have a material adverse effect on the price of the Company's common stock, could adversely affect the liquidity of the shares held by its stockholders and could severely restrict any ability the Company may have to raise additional capital.

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

On December 11, 2002, the Company and GTS Prepaid, Inc. ("GTS"), entered into an agreement whereby the Company agreed to (i) transfer to GTS on a consignment basis a portion of its inventory of pre-paid phone cards and (ii) authorize GTS to act as its agent to collect certain accounts receivable. The transaction closed on January 7, 2003. GTS and the Company agreed that GTS would pay to the Company an agreed upon sales price for each of the prepaid phone cards it sold and all accounts receivable collected in installments. On April 8, 2003 GTS and the Company entered into an agreement, in accordance with which GTS will make weekly payments to the Company of $7,745, including interest at 15% per annum, until the amount owed by GTS is repaid in full, approximately in March 2004. The obligation is secured by a second lien on GTS' assets. Payments received by the Company during the three months ended June 30, 2003 related to this agreement from GTS were $75,000 of principal and $11,000 of interest. At June 30, 2003 the balance owed by GTS to the Company was $278,000 and GTS held on consignment basis $59,000 of prepaid phonecard inventories owned by the Company. These inventories are being offered for sale by a former employee of the Company on a commission basis. All payments due from GTS have been received by the Company on a timely basis to date. The balances owed by GTS to the Company comprise a large concentration of risk to the Company and the ability of the Company to fully collect the amounts owed will depend on the future profitability and cash flow of GTS.

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $11.8 million, $15.1 million and $18.0 million in 2002, 2001 and 2000, respectively. Net losses before tax of Isis were $0.9 million, $1.4 million and $0.3 million in 2002, 2001 and 2000, respectively. Revenues of Isis were approximately $13,000 and $171,000 for the three and six-month periods ended June 30, 2003 and were primarily composed of inventory liquidation transactions.

NOTE C - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business. Included in gross phonecard inventory at December 31, 2002 is approximately $30,000 of items which have been transferred to customers and are being accounted for as consignments and approximately $49,000 related to estimated sales returns. Included in gross phonecard inventory at June 30, 2003 is approximately $59,000 of items held on consignment at GTS and $19,000 related to estimated sales returns. Inventory consists of the following (in 000's):

                June 30,   December 31,
                  2003         2002
                --------   ------------
Inventory         $ 83        $164
Less reserves      (83)        (69)
                  ----        ----
                  $ --        $ 95
                  ====        ====

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

NOTE E - LOSS PER SHARE:

The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):

                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                             ---------------------------   -------------------------
                                                                    2003     2002               2003      2002
                                                                   ------   ------             ------   -------
Net loss (A)                                                       $ (305)  $ (998)            $ (680)  $(1,981)
Weighted average number of unrestricted shares outstanding
   - basic (B)                                                      2,292    2,292              2,292     2,292
Weighted average number of shares - diluted
   Weighted average number of restricted shares
   outstanding, net of treasury stock method                            6       --                  4        --
                                                                   ------   ------             ------   -------
Weighted average number of shares and common share
   equivalents outstanding - diluted (C)                            2,298    2,292              2,296     2,292
                                                                   ======   ======             ======   =======
Basic loss per share (A)/(B)                                       $(0.13)  $(0.44)            $(0.30)  $ (0.86)
                                                                   ======   ======             ======   =======
Diluted loss per share (A)/(C)                                     $(0.13)  $(0.44)            $(0.30)  $ (0.86)
                                                                   ======   ======             ======   =======

Outstanding stock options of 192,647 and 255,177 at June 30, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. 158,000 shares of restricted stock with a weighted average outstanding of 34,725 and 17,459 shares for the three- and six-month periods ended June 30, 2003, respectively, are excluded from the computation of basic earnings per share until the related restrictions lapse.

NOTE F - STOCK OPTIONS AND RESTRICTED STOCK

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the three- and six-month periods ended June 30, 2003 and June 30, 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  Three Months   Three Months     Six Months       Six Months
                                                   Ended June     Ended June    Ended June 30,   Ended June 30,
                                                    30, 2003       30, 2002          2003             2002
                                                  ------------   ------------   --------------   --------------
Risk-free interest rate                                2.2%           3.7%            2.4%             3.7%
Dividend yield                                         0.0%           0.0%            0.0%             0.0%
Volatility factor                                     1.62           1.67            1.71             1.67
Expected life of the options (years)                   4.0            4.0             4.0              4.0
Fair value of options granted during the period      $0.59             --           $0.62            $2.17

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):

                                                        Three Months   Three Months     Six Months       Six Months
                                                         Ended June     Ended June    Ended June 30,   Ended June 30,
                                                          30, 2003       30, 2002          2003             2002
                                                        ------------   ------------   --------------   --------------
Net loss                                                   $ (305)       $  (998)         $ (680)         $(1,981)
Add:  Stock-based compensation as reported                     19             --              19               --
Deduct: Total stock-based compensation expense
   determined under fair value method for all awards,
   net of taxes                                               (56)           (76)            (95)            (155)
                                                           ------        -------          ------          -------
Net loss - pro forma                                       $ (342)       $(1,074)         $ (756)         $(2,136)
                                                           ======        =======          ======          =======
Basic loss per share - as reported                         $(0.13)       $ (0.44)         $(0.30)         $ (0.86)
Basic loss per share - pro forma                           $(0.15)       $ (0.47)         $(0.33)         $ (0.93)
Diluted loss per share - as reported                       $(0.13)       $ (0.44)         $(0.30)         $ (0.86)
Diluted loss per share - pro forma                         $(0.15)       $ (0.47)         $(0.33)         $ (0.93)

Stockholders approved the Company's 2002 Stock Incentive Plan at the June 5, 2003 Annual Meeting. The Company has issued 158,000 shares of restricted stock vesting in 2003 and 2004 to its directors. Compensation expense equal to the fair value of the stock on the measurement date (the date of stockholder approval) is being recognized over the stock vesting period (one year). Deferred stock compensation equal to the remaining compensation expense to be recognized over the stock vesting period has been recognized as Common Stock on the balance sheet, offset by deferred stock compensation, in stockholders' equity.

NOTE G - SEGMENT INFORMATION:

The Company historically has had two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line, which included the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'TM' roaming-fraud prevention service, and related application products and services and development of the Company's Neumobility geo-location wireless software applications; and (ii) the Company's prepaid long-distance phonecard business, which was conducted through Isis. Management evaluates segment performance based upon segment profit or loss before income taxes. There were no inter-company sales of products between the segments.

In the first quarter of 2002, the Company recorded an impairment write-down of $100,000 related to goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with FAS 142 - Goodwill and Intangible Assets. The value of goodwill recorded for the Company's phone card segment was $0 at December 31, 2002 and June 30, 2003.

During the quarter ended December 31, 2002, the Company ceased the development efforts of its Neumobility division and adopted a plan to wind down the operations of Isis. General and administrative costs have been allocated 100% to the Telecom hardware/software segment in 2003.

Three months ended June 30, 2003
--------------------------------
(in 000's)                                        Segments
                                           ---------------------------   Consolidated
                                           Telecom HW/SW   Phone cards      Totals
                                           -------------   -----------   ------------
Revenue from external customers                   --           $13            $13
Inter-segment revenue                             --            --             --
Pretax segment loss                            ($325)           20           (305)
Expenditures for segment assets                   --            --             --

Segment assets (at June 30, 2003)               2,973            1          2,974

Three months ended June 30, 2002
--------------------------------
(in 000's)                                              Segments
                                              ---------------------------   Consolidated
                                              Telecom HW/SW   Phone cards      Totals
                                              -------------   -----------   ------------
Revenue from external customers                      --         $3,331         $3,331
Inter-segment revenue                                --             --             --
Pretax segment loss before the effects of a
   change in accounting principle                 ($682)          (309)          (991)
Expenditures for segment assets                      --             --             --
Segment assets (at June 30, 2002)                 6,638          1,297          7,935


Six months ended June 30, 2003
------------------------------
(in 000's)                                              Segments
                                              ---------------------------   Consolidated
                                              Telecom HW/SW   Phone cards      Totals
                                              -------------   -----------   ------------
Revenue from external customers                      --          $171          $ 171
Inter-segment revenue                                --            --             --
Pretax segment loss                               ($643)          (37)          (680)
Expenditures for segment assets                      --            --             --


Six months ended June 30, 2002
------------------------------
(in 000's)                                              Segments
                                              ---------------------------   Consolidated
                                              Telecom HW/SW   Phone cards      Totals
                                              -------------   -----------   ------------
Revenue from external customers                       --        $5,689        $ 5,689
Inter-segment revenue                                 --            --             --
Pretax segment loss before the effects of a
   change in accounting principle                ($1,289)         (585)        (1,874)
Expenditures for segment assets                       --            --             --

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

Allowance for Sales Returns: The Company historically maintained a provision for estimated sales returns of prepaid phonecards. The Company recorded a provision for estimated sales returns in the same period as the related revenues were recorded. These estimates were based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates did not properly reflect future returns, revenue could have been overstated.

Inventory: The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. An allowance for obsolete inventory has been maintained to reflect the expected un-saleable inventory based on an evaluation of slow moving products. The Company has fully reserved for its inventories at June 30, 2003. It is possible that changes in required inventory reserves may occur in the future.

Goodwill and Intangible Impairment: In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues in accordance with the transition rules of FAS 142. In the three-month period ended March 31, 2002 the Company recorded an impairment write-down of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142. The Company has no goodwill recorded on its books at June 30, 2003.

Long-Term Investment: The Company accounts for its minority investment in TruePosition, Inc., (a subsidiary of Liberty Media Corporation, "Liberty Media"), under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment are other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determines the fair value of the investment had an other-than-temporary decline, an impairment write-down is recorded. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment at December 31, 2002, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero at that time, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and did not generate significant revenue through December 31, 2002. The Company's investment in TruePosition common stock has been diluted by these advances, which have recently been converted to preferred stock. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

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

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis. As a result, during the three- and six-month periods ended June 30, 2003, CTS had no current business other than to complete the wind-down of the operations of Isis. Management anticipates that most of the remaining assets of Isis will be realized, and all liabilities settled, during 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining six months of 2003 the Company will incur costs of approximately $0.5 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash and receivable balances as of June 30, 2003 of approximately $2.8 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products

To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis, the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business during December 2002. At June 30, 2003, the Company was in the process of completing the wind-down of its Isis operations.

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

Revenue and Expense

Revenue : During the first six months of 2003 and 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. Phonecard revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company has historically maintained an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with FAS 48 - Revenue Recognition When Right of Return Exists. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

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

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Overview: Total revenue decreased to $13,000 in 2003 from $3,331,000 in 2002. Net loss was ($305,000), or ($0.13) per basic and diluted share, in 2003 compared to ($998,000), or ($0.44) per basic and diluted share, in 2002. Gross margin increased by $14,000 as phonecard revenue decreased $3,318,000 and cost of phone cards decreased $3,332,000. Operating expenses decreased by $670,000 due to: reductions of $411,000 in research and development, $246,000 in sales and marketing expenses and $13,000 in general and administrative expenses. The reduction in operating expenses reflected the cessation of the Neumobility research and development program and Isis sales efforts. The general and administrative area is receiving 100% of facility and other expenses that had been allocated throughout the Company in prior periods.

Revenue : Prepaid phone card revenue decreased 99% to $13,000 in 2003, from $3,331,000 in 2002 due to the closure of the Isis business at the end of 2002. The 2003 revenue was due primarily to inventory reduction transactions.

Costs and Expenses: Costs of phone cards decreased by $3,332,000 to $14,000 in the second quarter of 2003, from $3,346,000 in the same period of 2002. The decrease is volume related.

Sales and marketing expenses decreased to zero in 2003 from $246,000 in 2002. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of both the Isis segment and the Neumobility program.

General and administrative expenses decreased 4% to $330,000 in 2003 from $343,000 in 2002, due to headcount and expense reductions, partially offset by 100% allocation of rent and other costs to general and administrative departments that had been partially allocated to research and development and sales and marketing areas in the previous year.

Research and development costs decreased to $0 in 2003 from $411,000 in 2002. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to postponement by the FCC of its original implementation deadlines for the wireless E-911 rollout and slow market development, resulting in low future revenue projections which did not justify continued investment at that time.

Other Income, net: Net other income was $3,000 in 2003 compared to $2,000 in 2002. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income increased to $23,000 in 2003 from $22,000 in 2002. This increase is attributable to interest on the GTS note earned in 2003, partially offset by lower interest rates earned on invested cash in the 2003 period compared to the 2002 period and lower average cash balances on hand in the 2003 period.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Overview: Total revenue decreased to $171,000 in 2003 from $5,689,000 in 2002. Net loss was ($680,000), or ($0.30) per diluted share, in 2003 compared to ($1,981,000), or ($0.86) per diluted share, in 2002. Gross margin decreased by $118,000 as phonecard revenue decreased $5,518,000 and cost of phone cards decreased $5,400,000. Operating expenses decreased by $1,313,000 due to: reductions of $815,000 in research and development and $509,000 in sales and marketing expenses; offset by an increase of $11,000 in general and administrative expenses. The reduction in operating expenses reflected the cessation of the Neumobility research and development program and Isis sales efforts. The general and administrative increase resulted from that area receiving 100% of facility and other expenses that had been allocated throughout the Company in prior periods, partially offset by headcount and expense reductions.

Revenue : Prepaid phone card revenue decreased to $171,000 in 2003, from $5,689,000 in 2002 due to the closure of the Isis business at the end of 2002. The 2003 revenue was due primarily to inventory reduction transactions.

Costs and Expenses: Costs of phone cards decreased by $5,400,000 to $217,000 in first six months of 2003, from $5,617,000 in the same period of 2002. The decrease is volume related.

Sales and marketing expenses decreased 95% to $28,000 in 2003 from $537,000 in 2002. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of both the Isis segment and the Neumobility program.

General and administrative expenses increased 2% to $661,000 in 2003 from $650,000 in 2002, due to 100% allocation of rent and other costs to general and administrative departments that had been partially allocated to research and development and sales and marketing areas in the previous year, partially offset by headcount and expense reductions.

Research and development costs decreased to $0 in 2003 from $815,000 in 2002. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to postponement by the FCC of its original implementation deadlines for the wireless E-911 rollout and slow market development, resulting in low future revenue projections which did not justify continued investment at that time.

Other Income, net: Net other income was $19,000 in 2003 compared to $5,000 in 2002. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income decreased to $36,000 in 2003 from $51,000 in 2002. This decrease is attributable to both lower interest rates earned on invested cash in the 2003 period compared to the 2002 period and lower average cash balances on hand in the 2003 period, partially offset by interest earned on the GTS note in 2003.

Liquidity and Capital Resources

The Company's capital requirements have historically consisted of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On June 30, 2003, the Company's cash balance was $2.5 million as compared to $3.3 million on December 31, 2002. The Company's working capital decreased to $2.7 million at June 30, 2003 from $3.3 million at December 31, 2002.

Net cash used in operating activities amounted to $0.8 million in the first six months of 2003, compared to $1.9 million in the comparable 2002 period. The largest factors in this change in 2003 compared to 2002 were the $1.3 million reduction in net loss and changes in balance sheet accounts in the reporting periods. At June 30, 2003, the Company had no commitments for capital expenditures.

Management expects that during the last six months of 2003 the Company will incur costs of approximately $0.5 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity, and insurance. The Company is not expected to have any significant revenues or operations after the wind-down of Isis is complete. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that past revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a future acquisition or other investment, management believes that its cash balances as of June 30, 2003 are sufficient to fund its current cash flow requirements through at least the next twelve months, however unanticipated changes may require additional financing.

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

Item 4. Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 5, 2003.

Election of One Class III Director

Stephen Katz was elected as a Class III director of the Company's Board of Directors to hold office until the Company's third annual meeting of stockholders following the election or until his successor is duly elected and qualified. In connection with the election of the Class III director, the voting of stockholders was as follows:

Nominee           For      Withheld
------------   ---------   --------
Stephen Katz   1,690,296    25,699

The other directors, whose terms of office continue after the meeting, are Lawrence Schoenberg, Joshua Angel and Barry Beil.

Approval of the 2002 Stock Incentive Plan

The stockholders approved a proposal to adopt the Company's 2002 Stock Incentive Plan to reserve 195,000 shares of Common Stock for issuance to directors and officers of the Company to preserve the Company's cash balances by compensating such persons utilizing restricted shares of the Company's common stock.. In connection with this matter, the stockholders voted as follows:

For       Against   Abstain
-------   -------   -------
242,388   137,767    4,980

The foregoing matters are described in more detail in the Company's proxy statement dated May 6, 2003 for the 2003 annual meeting of stockholders of the Company, as filed with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

          a)   Exhibits

               Exhibit 31.1   Certification Pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002

               Exhibit 31.2   Certification Pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002

               Exhibit 32.1   Certification Pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002

          b)   Reports on Form 8-K

     The following Form 8K was filed during the second quarter of 2003 or thereafter through the date of this report:

     i. The Company filed a Current Report of Form 8-K, dated May 2, 2003, under Item 5 of such Report. No financial statements were included.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               CELLULAR TECHNICAL SERVICES COMPANY, INC.


               By: /s/ Bruce R. York
                   ------------------------------------------
                   Bruce R. York
                   Vice President and Chief Financial Officer
                   August 14, 2003

                           STATEMENT OF DIFFERENCES
                           ------------------------

The trademark symbol shall be expressed as .............................. 'TM'
The registered trademark symbol shall be expressed as ................... 'r'