Form 10-Q
period 2003-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2003-11-14
CIK 876378

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
September 30, 2003

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                    ---     ---


         2,449,770 Common Shares were outstanding as of November 14, 2003.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements............................................................................................3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........................10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................................15

Item 4.   Controls and Procedures........................................................................................15

PART II.  OTHER INFORMATION..............................................................................................15

Item 1.   Legal Proceedings..............................................................................................15

Item 6.   Exhibits and Reports on Form 8-K...............................................................................15

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in 000's, except per share amounts)

                                                                                         September 30,      December 31,
                                                                                             2003               2002
                                                                                             ----               ----
                                                                                          (unaudited)
                                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                  $  2,534          $  3,315
   Accounts receivable, net of reserves of  $0 in 2003 and $233 in 2002                             19               525
   Amounts due from GTS Prepaid, Inc. (Note B)                                                     181                --
   Inventories                                                                                      --                95
   Prepaid expenses, deposits and other current assets                                              42                58
                                                                                              --------          --------

     Total Current Assets                                                                        2,776             3,993

PROPERTY AND EQUIPMENT, net                                                                          7               151
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754
      in 2002 and 2003                                                                              --                --
                                                                                              --------          --------

TOTAL ASSETS                                                                                  $  2,783          $  4,144
                                                                                              ========          ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                   $    180          $    644
   Payroll related liabilities                                                                      60                68
   Customers' deposits and deferred revenue                                                         --                29
                                                                                              --------          --------

     Total Current Liabilities                                                                     240               741

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.01 par value per share, 5,000 shares
     authorized, none issued and outstanding                                                        --                --
   Common Stock, $0.001 par value per share, 30,000 shares
     authorized, 2,450 and 2,292 shares issued and
     outstanding in 2003 and 2002, respectively                                                     23                23
   Additional paid-in capital                                                                   30,081            29,976
   Deferred stock compensation                                                                     (59)               --
   Accumulated deficit                                                                         (27,502)          (26,596)
                                                                                              --------          --------
     Total Stockholders' Equity                                                                  2,543             4,144
                                                                                              ========          ========



--------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)


                                                                      Three Months Ended      Nine Months Ended
                                                                        September 30,           September 30,
                                                                        -------------           -------------
                                                                        2003      2002          2003     2002
                                                                        ----      ----          ----     ----
  REVENUES
    Phonecards                                                         $   25     $3,728       $   196  $ 9,417

  COSTS AND EXPENSES
    Cost of phonecards                                                     --      3,645           217    9,262
    Sales and marketing                                                     1        251            29      788
    General and administrative                                            289        221           950      871
    Research and development                                               --        402            --    1,217
                                                                       ------     ------       -------  -------

  Total Costs and Expenses                                                290      4,519         1,196   12,138
                                                                       ------     ------       -------  -------

LOSS FROM OPERATIONS                                                     (265)      (791)       (1,000)  (2,721)

  OTHER INCOME, net                                                        24         --            43       5

  INTEREST INCOME, net                                                     14         13            50       64
                                                                       ------     ------       -------  -------
  LOSS BEFORE INCOME TAXES                                             $ (227)      (778)         (907) $(2,652)
  INCOME TAX (BENEFIT) PROVISION                                           (1)         5            (1)      12
                                                                       ------     ------       -------  -------
  LOSS BEFORE THE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE             (226)      (783)         (906)  (2,664)
                                                                       ------     ------       -------  -------
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                    --         --            --     (100)
                                                                       ------     ------       -------  -------
  NET LOSS                                                              $(226)    $ (783)         (906)  (2,764)
                                                                       ======     ======       =======  =======

  BASIC AND DILUTED SHARE DATA:

    Loss before the effect of a change in accounting principle         $(0.10)    $(0.34)      $ (0.40) $ (1.17)

    Cumulative effect of a change in accounting principle                  --         --            --    (0.04)
                                                                       ------     ------       -------  -------

    Loss per share                                                     $(0.10)    $(0.34)      $ (0.40) $ (1.21)
                                                                       ======     ======       =======  =======

  WEIGHTED AVERAGE SHARES OUTSTANDING:

       Basic and diluted                                                2,292      2,292         2,292    2,292


--------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2003              2002
                                                                                ------------------------
OPERATING ACTIVITIES
   Net loss                                                                     $ (906)          $(2,764)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                     129               184
       Non-cash compensation expense (restricted stock)                             45                --
       Impairment write-off of goodwill                                             --               100
       (Gain) on disposal of assets                                                (20)               --
       Changes in operating assets and liabilities:
         Decrease (increase) in receivables, net                                   325              (223)
         Decrease in inventories, net                                               95               117
         Decrease in prepaid expenses and deposits                                  16                21
         (Decrease) increase in accounts payable, accrued
           liabilities and taxes other than payroll or income                     (464)              173
         Increase (decrease) in payroll related liabilities                         (8)              (24)
         (Decrease) increase in deferred revenue and customers'                    (29)               45
           deposits
                                                                                ------------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (817)           (2,371)
                                                                                ------------------------

INVESTING ACTIVITIES
   Purchase of property and equipment                                               --               (11)
   Proceeds from sale of assets                                                     36                --
   Long term deposit                                                                --                25
                                                                                ------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                           36                14
                                                                                ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (781)           (2,357)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,315             6,353
                                                                                ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $2,534           $ 3,996
                                                                                ========================


--------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY:

The accompanying unaudited consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company"), including the December 31, 2002 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

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

As a result, during the three- and nine-month periods ended September 30, 2003 CTS had no current business other than to complete the wind down of the operations of Isis. Management anticipates that most of the remaining assets of Isis will be realized, and liabilities settled, in 2003 (see Note B). Management currently has no plan to liquidate the Company and distribute the remaining assets, after settling the liabilities, to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining three months of 2003 the Company will incur costs of approximately $0.2 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of sales revenue and has de minimis operations. Accordingly, management believes that its cash and receivable balances as of September 30, 2003 of approximately $2.7 million will be sufficient to fund its current cash flow requirements through at least the next 12 months.

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

On December 11, 2002, the Company and GTS Prepaid, Inc. ("GTS"), entered into an agreement whereby the Company agreed to (i) transfer to GTS on a consignment basis a portion of its inventory of pre-paid phone cards and (ii) authorize GTS to act as its agent to collect certain accounts receivable. The transaction closed on January 7, 2003. GTS and the Company agreed that GTS would pay to the Company an agreed upon sales price for each of the prepaid phone cards it sold and all accounts receivable collected in installments. On April 8, 2003 GTS and the Company entered into an agreement, in accordance with which GTS will make weekly payments to the Company of $7,745, including interest at 15% per annum, until the amount owed by GTS is repaid in full, approximately in March 2004. The obligation is secured by a second lien on GTS' assets. Payments received by the Company during the three months ended September 30, 2003 related to this agreement from GTS included approximately $121,000 of principal and $11,000 of interest. At September 30, 2003 the balance owed by GTS to the Company was $181,000 ($158,000 of principal on the note and $23,000 for net sales of consigned inventory), and GTS held on consignment basis approximately $35,000 of prepaid phonecard inventories owned by the Company. These inventories are being offered for sale by GTS personnel on a commission basis. As there can be no assurance that the remaining inventories will be successfully converted to cash due to their age and geographical constraints, they have been fully reserved for. All payments due on the GTS note have been received by the Company on a timely basis to date. The balances owed by GTS to the Company comprise a large concentration of risk to the Company and the ability of the Company to fully collect the amounts owed will depend on the future profitability and cash flow of GTS.

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $11.8 million, $15.1 million and $18.0 million in 2002, 2001 and 2000, respectively. Net losses before tax of Isis were $0.9 million, $1.4 million and $0.3 million in 2002, 2001 and 2000, respectively. Revenues of Isis were approximately $25,000 and $196,000 for the three and nine-month periods ended September 30, 2003 and were primarily composed of inventory liquidation transactions.

NOTE C - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business. Included in gross phonecard inventory at December 31, 2002 is approximately $30,000 of items which have been transferred to customers and are being accounted for as consignments and approximately $49,000 related to estimated sales returns. Included in gross phonecard inventory at September 30, 2003 is approximately $35,000 held on consignment at GTS. Inventory consists of the following (in 000's):

                                        September 30, 2003       December 31, 2002
                                        ------------------       -----------------
           Inventory                                  $ 35                    $164
           Less reserves                               (35)                    (69)
                                                      ----                    ----
                                                      $ --                    $ 95
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


NOTE E- LOSS PER SHARE:

The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):


                                                          Three Months Ended    Nine Months Ended
                                                          ------------------    -----------------
                                                             September 30,        September 30,
                                                             -------------        -------------
                                                          2003          2002    2003         2002
                                                          ----          ----    ----         ----
Net loss  (A)                                             $ (226)     $ (783)   $ (906)   $(2,764)
Weighted average number of unrestricted shares
outstanding - basic (B)                                    2,292       2,292     2,292      2,292
                                                          ----------------------------------------
Weighted average number of shares and common share
equivalents outstanding - diluted                          2,292       2,292     2,292      2,292
                                                          =======================================
Basic and diluted loss per share (A)/(B)                  $(0.10)     $(0.34)   $(0.40)   $ (1.21)
                                                          =======================================


Outstanding stock options of 188,788 and 322,153 at September 30, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Weighted average restricted shares outstanding, net of treasury stock method, of 52,076 and 16,303 for the three-month and nine-month periods ended September 30, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. 158,000 shares of restricted stock with a weighted average outstanding of 158,000 and 64,821 shares for the three- and nine-month periods ended September 30, 2003, respectively, are excluded from the computation of basic earnings per share until the related restrictions lapse.


NOTE F--STOCK OPTIONS AND RESTRICTED STOCK

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the three- and nine-month periods ended September 30, 2003 and September 30, 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (no options were granted during the three months ended September 30, 2003):

                                                        Three Months      Three Months       Nine Months       Nine Months
                                                       Ended September   Ended September   Ended September   Ended September
                                                           30,2003           30,2002          30, 2003          30, 2002
                                                       ---------------------------------------------------------------------
Risk-free interest rate                                      --                2.5%             2.4%              2.6%
Dividend yield                                               --                0.0%             0.0%              0.0%
Volatility factor                                            --                1.68             1.7               1.68
Expected life of the options (years)                         --                4.0              4.0               4.0
Fair value of options granted during the period              --                $.90            $0.62             $1.03

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):



                                                        Three Months      Three Months       Nine Months       Nine Months
                                                       Ended September   Ended September   Ended September   Ended September
                                                           30,2003           30, 2002         30, 2003          30, 2002
                                                       ---------------------------------------------------------------------
Net loss                                                   $ (226)           $ (783)           $ (906)          $(2,764)
Add:  Stock-based compensation as reported                     26               --                 45                --
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of taxes                                                  (46)              (74)             (121)             (229)
                                                       ---------------------------------------------------------------------
Net loss - pro forma                                       $ (246)           $ (857)           $ (982)          $(2,993)
                                                       =====================================================================
Basic loss per share - as reported                         $(0.10)           $(0.34)           $(0.40)          $ (1.21)
Basic loss per share - pro forma                           $(0.11)           $(0.37)           $(0.43)          $ (1.31)

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


NOTE G- SEGMENT INFORMATION:

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

In the first quarter of 2002, the Company recorded an impairment write-down of $100,000 related to goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with FAS 142 - Goodwill and Intangible Assets. The value of goodwill recorded for the Company's phone card segment was $0 at December 31, 2002 and September 30, 2003.

During the quarter ended December 31, 2002, the Company ceased the development efforts of its Neumobility division and adopted a plan to wind down the operations of Isis. General and administrative costs have been allocated 100% to the Telecom hardware/software segment in 2003.

   Three months ended September 30, 2003
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                        ----------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --            $25                $25
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                          ($256)            29               (227)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at September 30, 2003)                       2,760             23              2,783

   Three months ended September 30, 2002
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                        ----------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --         $3,728             $3,728
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss before the effects of a
       change in accounting principle                           ($625)          (153)              (778)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at September 30, 2002)                       5,862          1,558              7,420

   Nine months ended September 30, 2003
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                        ----------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --           $196               $196
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                          ($897)           (10)              (907)
   Expenditures for segment assets                                 --             --                 --

   Nine months ended September 30, 2002
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                        ----------------------------       Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --         $9,417             $9,417
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss before the effects of a
       change in accounting principle                         ($2,013)          (639)            (2,652)
   Expenditures for segment assets                                 11             --                 11


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

Inventory: The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. An allowance for obsolete inventory has been maintained to reflect the expected un-saleable inventory based on an evaluation of slow moving products. The Company has fully reserved for its inventories at September 30, 2003. It is possible that changes in required inventory reserves may occur in the future.

Goodwill and Intangible Impairment: In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues in accordance with the transition rules of FAS 142. In the three-month period ended March 31, 2002 the Company recorded an impairment write-down of $100,000 related to the writedown of goodwill associated with its phone card segment. The impairment loss was presented in the statement of operations as a cumulative effect of a change in accounting principle in accordance with the transitional rules of FAS 142. The Company has no goodwill recorded on its books at September 30, 2003.

Long-Term Investment: The Company accounts for its minority investment in TruePosition, Inc. (a subsidiary of Liberty Media Corporation, "Liberty Media"), under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment are other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determines the fair value of the investment has an other-than-temporary decline, an impairment write-down is recorded. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment at December 31, 2002, and reduced the recorded carrying value of this investment from its cost basis of

$1,754,000 to zero at that time, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and did not generate significant revenue through December 31, 2002. The Company's investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

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

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis. As a result, during the three- and nine-month periods ended September 30, 2003, CTS had no current business other than to complete the wind-down of the operations of Isis. Management anticipates that most of the remaining assets of Isis will be realized, and all liabilities settled, during 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002 and 2003, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining three months of 2003 the Company will incur costs of approximately $0.2 million, primarily related to remaining non-cancelable office leases, employee compensation, costs of maintaining the business as a public entity and insurance. The Company does not have any current source of sales revenue and has de minimis operations. Accordingly, management believes that its cash and receivable balances as of September 30, 2003 of approximately $2.7 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products

To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis, the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business during December 2002. At September 30, 2003, the Company was in the process of completing the wind-down of its Isis operations.

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

Revenue and Expense

Revenue: During the first nine months of 2003 and 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. Phonecard revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company has historically maintained an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with FAS 48 - Revenue Recognition When Right of Return Exists. Estimated returns, along with their costs, have been reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

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

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Overview: Total revenue decreased to $25,000 in 2003 from $3,728,000 in 2002. Net loss was ($226,000), or ($0.10) per basic and diluted share, in 2003 compared to ($783,000), or ($0.34) per basic and diluted share, in 2002. Gross margin decreased by $58,000 as phonecard revenue decreased $3,703,000 and cost of phone cards decreased $3,645,000. Operating expenses decreased by $584,000 due to: reductions of $402,000 in research and development, $250,000 in sales and marketing expenses, offset by an increase of $68,000 in general and administrative expenses. The reduction in operating expenses reflected the cessation of the Neumobility research and development program and Isis sales efforts. The general and administrative area is being allocated 100% of facility and other expenses that had been allocated throughout the Company in prior periods.

Revenue : Prepaid phone card revenue decreased 99% to $25,000 in 2003, from $3,728,000 in 2002 due to the closure of the Isis business at the end of 2002. The 2003 revenue resulted from inventory reduction transactions.

Costs and Expenses: Costs of phone cards decreased by $3,645,000 to zero in the third quarter of 2003, from $3,645,000 in the same period of 2002. The phonecards sold during the third quarter of 2003 were fully reserved for earlier in 2003.

Sales and marketing expenses decreased to $1,000 in 2003 from $251,000 in 2002. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of both the Isis segment and the Neumobility program. The 2003 amount represented commissions accrued to GTS for the sale of consigned inventory during the third quarter of 2003.

General and administrative expenses increased 31% to $289,000 in 2003 from $221,000 in 2002 due to 100% allocation of rent and other costs to general and administrative departments in 2003 that had been partially allocated to research and development and sales and marketing areas in the previous year, partially offset by headcount and expense reductions.

Research and development costs decreased to zero in 2003 from $402,000 in 2002. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to postponement by the FCC of its original implementation deadlines for the wireless E-911 rollout and slow market development, resulting in low future revenue projections which did not justify continued investment at that time.

Other Income, net: Net other income was $24,000 in 2003 compared to zero in 2002. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income increased to $14,000 in 2003 from $13,000 in 2002. This increase is attributable to interest on the GTS note earned in 2003, partially offset by lower interest rates earned on invested cash in the 2003 period compared to the 2002 period and lower average cash balances on hand in the 2003 period.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Overview: Total revenue decreased to $196,000 in 2003 from $9,417,000 in 2002. Net loss was ($906,000), or ($0.39) per basic and diluted share, in 2003 compared to ($2,764,000), or ($1.21) per basic and diluted share, in 2002. Gross margin decreased by $176,000 as phone card revenue decreased $9,221,000 and cost of phone cards decreased $9,045,000. Operating expenses decreased by $1,897,000 due to: reductions of $1,217,000 in research and development and $759,000 in sales and marketing expenses; offset by an increase of $79,000 in general and administrative expenses. The reduction in operating expenses reflected the cessation of the Neumobility research and development program and Isis sales efforts. The general and administrative increase resulted from that area being allocated 100% of facility and other expenses that had been allocated throughout the Company in prior periods, partially offset by headcount and expense reductions.

Revenue : Prepaid phone card revenue decreased to $196,000 in 2003, from $9,417,000 in 2002 due to the closure of the Isis business at the end of 2002. The 2003 revenue resulted from inventory reduction transactions.

Costs and Expenses: Costs of phone cards decreased by $9,045,000 to $217,000 in the first nine months of 2003, from $9,262,000 in the same period of 2002. The decrease is volume related.

Sales and marketing expenses decreased 96% to $29,000 in 2003 from $788,000 in 2002. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of both the Isis segment and the Neumobility program.

General and administrative expenses increased 9% to $950,000 in 2003 from $871,000 in 2002, due to 100% allocation of rent and other costs to general and administrative departments that had been partially allocated to research and development and sales and marketing areas in the previous year, partially offset by headcount and expense reductions.

Research and development costs decreased to zero in 2003 from $1,217,000 in 2002. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to postponement by the FCC of its original implementation deadlines for the wireless E-911 rollout and slow market development, resulting in low future revenue projections which did not justify continued investment at that time.

Other Income, net: Net other income was $43,000 in 2003 compared to $5,000 in 2002. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income decreased to $50,000 in 2003 from $64,000 in 2002. This decrease is attributable to both lower interest rates earned on invested cash in the 2003 period compared to the 2002 period and lower average cash balances on hand in the 2003 period, partially offset by interest earned on the GTS note in 2003.

Liquidity and Capital Resources

The Company's capital requirements have historically consisted of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 2003, the Company's cash balance was $2.5 million as compared to $3.3 million on December 31, 2002. The Company's working capital decreased to $2.5 million at September 30, 2003 from $3.3 million at December 31, 2002.

Net cash used in operating activities amounted to $0.8 million in the first nine months of 2003, compared to $2.4 million in the comparable 2002 period. The largest factors in this change in 2003 compared to 2002 were the $1.9 million reduction in net loss and changes in balance sheet accounts in the reporting periods. At September 30, 2003, the Company had no commitments for capital expenditures.

Management expects that during the last three months of 2003 the Company will incur costs of approximately $0.2 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations after the wind-down of Isis is complete. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that past revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a future acquisition or other investment, management believes that its cash and receivable balances of approximately $2.7 million as of September 30, 2003 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

    a)  Exhibits
        --------
        Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b) Reports on Form 8-K

    The following Form(s) 8K were filed during the third quarter of 2003 or thereafter through the date of this report:

    i. The Company filed a Current Report of Form 8-K, dated September 4, 2003, under Item 4 of such Report. No financial statements were included.

    ii. The Company filed a Current Report of Form 8-K, dated August 13, 2003, under Item 12 of such Report. No financial statements were included.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/Bruce R. York
                         ----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         November 14, 2003

                           STATEMENT OF DIFFERENCES
                           ------------------------

The trademark symbol shall be expressed as.............................  'TM'
The registered trademark symbol shall be expressed as..................   'r'