Form 10-K
period 2003-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2004-03-30
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended_________________________________December 31, 2003

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from_____________________to______________________

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

As of December 31, 2003, there were 2,449,770 shares of Common Stock, $.001 par value outstanding. As of December 31, 2003 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $1.5 million. The aggregate market value of the Company's stock was calculated using $0.72, the closing price for its Common Stock on December 31, 2003 as reported on the over-the-counter bulletin board.

Documents incorporated by reference in Part III: The Company's definitive proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                         TABLE OF CONTENTS FOR FORM 10-K

PART I.........................................................................3

ITEM 1.   BUSINESS.............................................................3
ITEM 2.   PROPERTIES..........................................................13
ITEM 3.   LEGAL PROCEEDINGS...................................................13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

PART II.......................................................................14

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.................................................14
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA................................15
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................16
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........24
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................25
ITEM 9A.  CONTROLS AND PROCEDURES.............................................25

PART III......................................................................26

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................26
ITEM 11.  EXECUTIVE COMPENSATION..............................................27
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......27
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................27
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................27

PART IV.......................................................................28

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....28

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

General

The Company has developed, marketed, distributed and supported a diversified mix of products and services for the telecommunications industry. Over the past 15 years, the Company developed expertise in real-time wireless call processing and created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management, geo-location wireless software applications and sales of prepaid long-distance phonecard products.

On November 9, 2002, CTS ceased development efforts of its Neumobility development project, and on December 11, 2002 adopted a plan to wind down the operations of its Isis Tele-Communications, Inc. subsidiary. As a result, CTS has no current business other than to complete the wind-down of the operations of Isis. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002, 2003 and to date, management has been and will continue evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that it will be able to raise money on acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire or seek to acquire, and that any acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2004 the Company will incur costs of approximately $0.5 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash balances as of December 31, 2003 of approximately $2.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Description of Products sold in 2002 and prior years and Business through 2003

Prepaid Long-Distance Phonecard Products: The Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business in December 2002. At December 31, 2003, the Company had nearly completed the process of winding down its Isis operations including having sold all remaining inventory and collected all non-reserved receivables. Isis revenue accounted for 100 % of consolidated revenue for 2003 and 2002.

Location-Based Services: TruePosition, Inc. Investment and Neumobility'TM'
Division: The Federal Communications Commission ("FCC") is in the process of requiring all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wire-line 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. In January 2001 the Company formed a division called Neumobility'TM' for this product line. The services or applications to be delivered to mobile phones or other wireless devices included finder applications assisting users in locating others, businesses, or addresses; maps; directions; traffic reports; coupons; and many other similar services. Revenue from these services was designed to help wireless carriers offset the costs of providing the location data within their networks and to increase data airtime usage. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to slow market development and low future revenue projections which did not justify continued investment at that time.

Additionally, during the fourth quarter of 1999, the Company made a strategic investment in KSI, a provider of development-stage wireless geo-location technology. In August 2000, TruePosition, Inc., a subsidiary of Liberty Media Corporation, acquired KSI. The Company's total investment valued at cost in TruePosition, Inc. common stock at December 31, 2001 was $1,754,000. In December 2002 the Company received certain valuation information from TruePosition indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and have not generated significant profits. The Company's investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock in late 2002. It is possible that in the future the Company may receive proceeds from the sale of this investment but no such amount can be estimated at this time.

The Blackbird Platform Products: The Company's Blackbird Platform product line included a suite of radio frequency based platform solutions focusing on wireless fraud prevention. It involved various forms of "pre-call" verification to ensure that the use of an analog wireless telephone was legitimate before the device was allowed to connect to a carrier's analog wireless communications network. Blackbird Platform products were initially installed in over 2,000 cell sites in the US by wireless carriers in 1996-1998. As digital wireless communication was adopted, analog fraud decreased, and carriers gradually removed the Blackbird Platform products from service. The final contract expired December 31, 2001, and no revenue is anticipated from the Blackbird Platform product line past that date. Blackbird revenue accounted for 26% of consolidated revenue for 2001.

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

The Company has no current business operations other than completing the wind-down of its Isis segment and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company or its shareholders. To date, the Company has not succeeded in concluding any such future business partnership and there can be no assurance that the Company will be successful in doing so during 2004.

The Company will not restrict its search to any specific geographical location, and the Company may participate in a business venture of virtually any kind or nature. The Company anticipates that it may only be able to participate in a limited number of potential business ventures, due primarily to its limited financing. This lack of diversification should be considered a substantial risk to the Company.

The Company may seek a business opportunity with one or more firms which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. A business opportunity may involve the acquisition of or by, or merger with, a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's Chairman of the Board and CEO. The Company intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present contacts of the Company's officers and directors, such as but not limited to attorneys, accountants, financial advisors, bankers, businessmen and others. From time to time, such contacts may refer their clients, acquaintances and others to the Company. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, if such exists, as part of its investigation, and may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. It should be noted that the Company likely has limited capital with which to make any acquisitions. Accordingly, it is likely that the consideration utilized to make any acquisitions will primarily consist of equity securities.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would likely not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

In the event the Company acquires or merges with a business or business opportunity in certain industries, the Company expects that its business will be subject to various regulations. For example, the telecommunications industry is subject to the provisions of the Telecommunications Act of 1996 and Federal Communication Commission ("FCC") regulations thereunder, as well as applicable laws and regulations of the various states administered by the relevant state authorities. Certain aspects of the Internet industry are also subject to the Telecommunications Act of 1996 and regulations of the FCC. There can be no assurance that the Company would be able to comply with any such regulations. In addition, regulations may be enacted in the future which may have a material adverse effect on the business of the Company.

Product Development

For the years ended December 31, 2003, 2002 and 2001, the Company incurred research and development expenditures of zero, $1.5 million and $1.8 million, respectively. The Company ceased research and development efforts in November 2002 with the announcement that it would stop development efforts on its Neumobility product line.

Sales, Marketing and Distribution

The Company currently has no sales and marketing personnel as all personnel previously employed in its Neumobility division or Isis subsidiary were terminated in late 2002.

Proprietary Rights

The Company currently owns 14 issued United States patents relating to its former products. The Company's strategy has been to protect its technology and other proprietary rights through patents, copyrights, trademarks, nondisclosure agreements, license agreements and other forms of protection. The Company has been active in pursuing patent protection for technology and processes involving its products that it believes to be proprietary and to provide a potential competitive advantage for the Company. In addition, the Company has also licensed patents from third parties in an effort to maintain flexibility in the development and use of its technology. The Company also attempts to protect its proprietary rights through the use of nondisclosure agreements with its employees and consultants, and license agreements with customers, which contain restrictions on disclosure, use and transfer of proprietary information. The Company further employs various physical security measures to protect its software source codes, technology and other proprietary rights. See also "Business Risks -- Proprietary Rights" below.

Employees

As of March 1, 2004, the Company had 2 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis. See also "Business Risks- Dependence on Personnel" below.

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

NO CURRENT BUSINESS OPERATIONS: With no current business operations other than to complete the wind-down of its Isis subsidiary, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition. There is no assurance the Company's intended merger or acquisition activities will be successful, result in revenue or profit to the Company or result in an increase in the value of its stock. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

HISTORY OF NET LOSSES; ACCUMULATED DEFICIT: The Company incurred net losses of approximately $5.5 million in 2002, $1.0 million in 2003 and forecasts spending approximately $0.5 million in 2004 with no revenue. As of December 31, 2003, the Company had an accumulated deficit of $27.6 million, the majority of which accumulated during the three years ended December 31, 1998. With the announcements in late 2002 of the closures of the Isis subsidiary and Neumobility division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future. Past revenue levels should not be considered indicative of future operating results. Operating results for future periods are subject to numerous risks and uncertainties, including those specified elsewhere in this report. If the Company is not successful in addressing such risks and uncertainties, the Company's business, financial condition and results of operations will be materially adversely affected.

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

Only a limited trading market for the Company's common stock currently exists. The market price of the common stock, which currently is listed on the Over The Counter bulletin board under the symbol CTSC.OB, has, in the past, fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's common stock. The actions of any of these market makers could substantially impact the volatility of the Company's common stock.

NASDAQ LISTING REQUIREMENTS: On March 4, 2002 the Company received a notice from Nasdaq indicating that the Company's public float had not been over $5 million for 30 consecutive days, a violation of the Nasdaq National Market's continued listing requirements. In late May the Company applied for listing on the Nasdaq SmallCap Market System ("SCM"), was accepted and began trading on the SmallCap market on June 14, 2002. During 2002 the market value of the Company's common shares continued to trade below $1.00, a violation of the listing requirements of the Nasdaq SCM. On November 1, 2002 the Company received a notice from Nasdaq giving the Company a 180-day period, until April 30, 2003, in which to demonstrate compliance. On May 1, 2003 the Company received a notice from Nasdaq that since the Company had not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in Marketplace Rule 4310(c)(4), its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on May 12, 2003. Nasdaq additionally noted that its Staff may have otherwise determined to delist the Company's shares under Marketplace Rules 4300 and 4330(a)(3) since the Company was currently in the process of winding down its previous businesses and had de minimis other operations. After reviewing its options, the Company's management and directors determined that the Company would not seek a hearing to appeal this determination nor seek a reverse stock split of its shares. Effective May 12, 2003, the Company's shares began trading as over the counter securities on the OTCBB under the symbol CTSC.OB. The delisting of the Company's common stock could adversely affect the liquidity of the shares held by its stockholders and could severely restrict any ability the Company may have to raise additional capital.

PENNY STOCK RULES: The Company's common stock currently trades on the OTCBB. The stock may be subject to other rules including an SEC rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of shareholders to sell their shares in the secondary market. In addition, SEC rules impose additional sales practice requirements on broker/dealers who sell penny securities. These rules require a summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing;

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

STRATEGIC RELATIONSHIPS AND PARTNERSHIPS: The Company may need to establish and maintain strategic relationships including joint ventures with respect to technology, joint sales and marketing relationships and alliances for new product development and for the creation of new markets. The Company's success may depend on strategic relationships to offer products and services to a larger customer base than can be reached through direct sales efforts. The Company cannot give assurance that it will be able to expand or enter into new relationships or that any such relationships will be on commercially reasonable terms. If the Company is unable to develop strategic relationships, it could lose the benefits anticipated from such relationships.

GOVERNMENT REGULATION; LEGAL UNCERTAINTIES; WEBSITE INFORMATION; PERSONAL DATA:
Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company.

Although the Company's operations are not currently directly regulated, future operations of the Company may become subject to a variety of United States and foreign governmental laws, regulations and other requirements. The terms of any existing laws, regulations or other requirements, or any changes thereto, may inhibit the growth of certain industries, limit the number of potential customers for the Company's future products and services and/or impede the Company's ability to offer competitive services to its chosen marketplaces or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may be subject to claims arising out of information available on its website, or from information or content accessible from the Company's websites through links to other websites or through content and materials posted in chat rooms or bulletin boards. The Company's commercial liability insurance may not provide adequate protection against these types of claims.

Any new legislation or regulation or new applications of existing laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON PERSONNEL; ADEQUATE STAFFING LEVELS AND MANAGEMENT OF GROWTH: The Company's future success depends in large part on its ability to continue to attract, motivate and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The Company also believes stock options are a critical component for motivating and retaining its key personnel. The inability to hire and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company does not maintain any key-man life insurance policies on any of its employees.

The Company's accounting and financial requirements have been complex and may continue to be so in the near future while the Company is winding down its Isis business. The Company's failure to adequately recruit, hire, train and retain sufficient qualified staff to enable proper financial and accounting control of the Company's finances and assets could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2. Properties

The Company leases approximately 1,000 square feet of general office space in Seattle, Washington for its corporate offices under a verbal month-to-month arrangement.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth, for each quarter during the period from January 1, 2002 through June 13, 2002 the reported high and low sales prices of the Company's Common Stock on The Nasdaq Stock Market (National Market System) (Symbol: "CTSC"), for each quarter during the period from June 14, 2002 through December 31, 2002 and for each quarter during the period from January 1, 2003 through May 9, 2003 the reported high and low sales prices of the Company's Common Stock on The Nasdaq Stock Market (SmallCap System) ("SCM") and for each quarter from the period from May 12, 2003 through December 31, 2003 and for the period from January 1, 2004 through March 19, 2004 the reported high and low sales prices of the Company's Common Stock on the Over The Counter Bulletin Board ("OTC") (Symbol: "CTSC.OB").

                                                                     Sales Price
                                                                   -------------
                                                                     High    Low
                                                                   -----   -----
2002
First Quarter                                                      $2.46   $1.91
Second Quarter                                                      2.35    1.11
Third Quarter                                                       1.24    0.67
Fourth Quarter                                                      1.56    0.56
2003
First Quarter                                                       0.87    0.65
Second Quarter                                                      0.82    0.52
Third Quarter                                                       0.80    0.60
Fourth Quarter                                                      0.84    0.66
2004
First Quarter through
March 19, 2004                                                      0.78    0.66

As of March 19, 2004, the number of holders of record of the Company's Common Stock was 203, and the number of beneficial shareholders was estimated to be in excess of 3,000. There were no dividends paid or other distributions made by the Company with respect to its Common Stock during 2003 or 2002 and the Company has no plans for any such payments in the future.

On June 10, 2003, the Company issued an aggregate of 27,000 shares of its common stock to Lawrence Schoenberg, 26,000 shares to Joshua Angel, 15,000 shares to Barry Beil and 90,000 shares to Stephen Katz, directors of the Company, in consideration of board services provided to the Company. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6. Selected Consolidated Financial Data (1)

                                                   Year Ended December 31,
Statement of Operations Data:               (In 000's, except per share amounts)
                                       ----------------------------------------------
                                        2003      2002      2001      2000      1999
                                       ------   -------   -------   -------   -------
Revenues                               $  231   $11,771   $20,146   $25,973   $10,241
Net Income (Loss)                        (967)   (5,476)      611     2,552     2,599
Basic Earnings (Loss) Per Share(2)      (0.42)    (2.39)     0.27      1.12      1.14
Diluted Earnings (Loss) Per Share(2)    (0.42)    (2.39)     0.27      1.09      1.13
Weighted Average Shares Outstanding:
   Basic                                2,292     2,292     2,292     2,287     2,282
   Diluted                              2,292     2,292     2,302     2,339     2,292
Cash Dividends Declared                    --        --        --        --        --

                                                     December 31,
Balance Sheet Data:                                   (In 000's)
                                     -------------------------------------------
                                      2003     2002     2001     2000      1999
                                     ------   ------   ------   ------   -------
Cash                                 $2,651   $3,315   $6,353   $4,529   $ 4,787
Working Capital                       2,499    3,252    6,523    5,443     3,621
Long Term Investment                     --       --    1,754    1,758     1,000
Total Assets                          2,681    4,144    9,990    9,774    10,202
Total Stockholders' Equity            2,505    3,403    8,879    8,268     5,673

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

Basis of Accounting

On November 9, 2002, the Company ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis and liquidate the related net assets. As a result, the Company currently has no business other than to wind-down the operations of Isis which was nearly completed in 2003. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. Further, management believes that its cash balances as of December 31, 2003 of approximately $2.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

Inventory

The Company recorded its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company made judgments as to future demand requirements and compared that with the current or committed inventory levels. An allowance for obsolete inventory was maintained to reflect the expected un-saleable inventory based on an evaluation of slow moving products.

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

Overview

The Company has developed, marketed, distributed and supported a diversified mix of products and services for the telecommunications industry. Over the past 15 years, the Company developed expertise in real-time wireless call processing and has created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management, geo-location wireless software applications and sales of prepaid long-distance phonecard products.

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis. As a result, as of December 31, 2003 CTS has no current business other than to complete the wind-down of the operations of Isis. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002, 2003 and to date, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2004 the Company will incur costs of approximately $0.5 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash balances as of December 31, 2003 of approximately $2.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products: To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business in December 2002. At December 31, 2003, the Company had nearly completed the winding down of its Isis operations.

Geo-Location Wireless Applications Investment and Product Development: The Federal Communications Commission ("FCC") has required all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wire-line 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices.

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

The Blackbird Platform Products: The Company's Blackbird Platform product line included a suite of radio frequency based platform solutions focusing on wireless fraud prevention. It involved various forms of "pre-call" verification to ensure that the use of an analog wireless telephone was legitimate before the device was allowed to connect to a carrier's analog wireless communications network. Blackbird Platform products were initially installed in over 2,000 cell sites in the US by wireless carriers in 1996-1998. As digital wireless communication was adopted, analog fraud decreased, and carriers gradually removed the Blackbird Platform products from service. The final contract expired December 31, 2001, and no future revenue is anticipated from the Blackbird Platform product line.

Revenue and Expense

Revenue

During 2003 and 2002, the Company generated revenue through sales of its Isis pre-paid phonecard products. During 2001, the Company generated revenue through two sources: (i) Isis pre-paid phonecard product sales and (ii) Blackbird service revenue.

Prepaid phone-card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. The revenue is recognized at shipment of product, net of reserves for estimated returns. The Company maintained an allowance for sales returns for prepaid phonecards based on estimated returns in accordance with SFAS 48. Estimated returns, along with their costs, were reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

Service revenue was derived primarily from hardware and software maintenance programs, No Clone Zone roaming fraud prevention service, Blackbird Platform Monitoring service and related professional services provided in support of the Company's currently deployed product base. Service revenue was recognized ratably over the period that the service is provided. Hardware and software maintenance generally began after system acceptance. Prepaid or allocated maintenance and services are recorded as deferred revenue. There was no service revenue in 2003 or 2002.

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

Year ended December 31, 2003 compared to year ended December 31, 2002

Overview

Total revenues decreased 98% to $231,000 in 2003 from $11,771,000 in 2002. Net loss was $967,000 or $0.42 per share, compared to a net loss of $5,476,000 or $2.39 per share in 2002. The decrease in consolidated revenues was a result of the wind-down of the Company's prepaid phonecard segment (Isis) as described below under "Revenue".

The $4.5 million decrease in net loss for 2003 in comparison to 2002 is due to several factors:

     o Total gross margin decreased by $0.2 million from the 2002 year to the 2003 year.

     o Operating expenses decreased $2.8 million due to $1.5 million of reduced research and development expenses, $1.0 million reduced sales and marketing expenses and $0.2 million reduced general and administrative expenses as described more fully below.

     o Net other income (expense) increased by $1.8 million as the Company recognized a $1.7 million write-down on a long-term investment in TruePosition during the 2002 period.

     o The Company recognized an expense of $0.1 million as the cumulative effect of a change in accounting principle in 2002.

Revenue

Prepaid phonecard revenue decreased to $231,000 in 2003, from $11,771,000 in 2002. The decrease is due to the closure of the phonecard business in late 2002. The sales in 2003 were completed in order to transition previous customers to new vendors and to sell inventory on hand.

Costs and expenses

Cost of phonecards, services and systems decreased to $182,000 in 2003 from $11,551,000 in 2002 and was primarily volume-related due to the wind-down of the Isis business.

Sales and marketing expenses decreased to $9,000 in 2003 from $1,052,000 in 2002. The decrease in sales and marketing expenses is attributable to headcount reductions for Isis in 2003 compared to 2002 and a decrease in sales and marketing expenditures for the cessation of the Neumobility development program.

General and administrative expenses decreased 18% to $1,109,000 in 2003 from $1,351,000 in 2002, primarily due to significant headcount and overhead reductions as compared to the prior year, partially offset by 100% allocation of overhead to general and administrative areas due to the wind-down of R&D and sales and marketing.

Research and development costs decreased to zero in 2003 from $1,522,000 in 2002. The decrease was attributable to the decision to cease funding the Neumobility development program in November 2002.

Other Income (Expense), net

Net other income (expense) increased to income of $46,000 in 2003 from an expense of $1,754,000 in 2002. The 2002 period included a non-cash write-down of $1,754,000 of the Company's long term investment in TruePosition. Other income also includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income, net

Net interest income decreased to $57,000 in 2003 from $77,000 in 2002. This decrease is attributable to lower interest rates earned on invested cash balances in the current year compared to prior year and lower cash balances on which interest was earned.

Income Tax Benefit

The Company recognized income tax expense of $1,000 in 2003, compared to an income tax benefit of $6,000 in 2002.

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

Service revenue decreased to zero in 2002 from $5,268,000 in 2001. All of the 2001 service revenue was derived from Blackbird Platform Products. There was no Blackbird revenue in 2002 as the Company's customer contracts for periods after December 2001 were not renewed.

Costs and expenses

Cost of phonecards and services decreased by $4,548,000 to $11,551,000 in 2002 from $16,099,000 in 2001 due primarily to the cessation of Blackbird business and decline of Isis business. As a percent of total revenue, the costs were 98% and 79% for the 2002 and 2001 periods, respectively. Blackbird gross margins were 76% for 2001, whereas there were none in 2002. Isis gross margins were 2% for both periods.

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

Interest Income, net

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

Liquidity and Capital Resources

The Company's capital requirements have historically consisted primarily of funding hardware and software research and development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. The Company's working capital decreased to $2.5 million at December 31, 2003 from $3.3 million at December 31, 2002.

Net Cash used in operating activities amounted to $0.7 million in 2003, compared to $3.0 million in 2002 and net cash provided by operating activities of $1.9 million in 2001. Operating cash flow for 2003 was positively impacted by decreases in inventories and collection of accounts receivable, offset by the Company's net loss and reductions in payables. Operating cash flow for 2002 was positively impacted by decreases in inventories, offset by the Company's $5.5 million net loss and decreases in liabilities. Operating cash flow for 2001 was positively impacted by the Company's $0.6 million in net income and by decreases in receivables, inventories, prepaid assets and an increase in payables, offset by decreases in payroll-related liabilities and deferred revenue.

Net cash provided by (used in) investing activities totaled $40,000, ($8,000) and ($55,000) in 2003, 2002 and 2001, respectively. The 2003 amount related primarily to proceeds from sales of assets. At December 31, 2003, the Company had no commitments for capital expenditures.

Net cash provided by financing activities was zero during each of 2003, 2002 and 2001.

Off-Balance Sheet Arrangements, Aggregate Contractual Obligations, Certain Trading Activities and Transactions with Related and Certain Other Parties

The Company has no disclosed or undisclosed off-balance sheet arrangements. The Company has no future operating lease commitments. The Company has no purchase obligations, long-term debt or liabilities, capital lease obligations, operating leases or other long-term liabilities. The Company has not engaged in any trading activities involving non-exchange traded commodity contracts. The Company has no material transactions with related parties or other parties able to negotiate terms that would be more favorable than those available to clearly independent third parties.

Operating Trends

The Company lost approximately $1.0 million in the year ended December 31, 2003, compared to a loss of approximately $5.5 million for the year ended December 31, 2002 and income of approximately $0.6 million for the year ended December 31, 2001. As of December 31, 2003, the Company had an accumulated deficit of $27.6 million, which primarily accumulated during the three years ended December 31, 1998. In 2003 and 2002, revenue from prepaid phonecards represented all of the Company's revenue. In 2001, revenue from prepaid phonecards represented 74% of total revenue, and revenue from Blackbird Platform Products represented 26% of the Company's total revenue.

The Company's Blackbird customer contracts were not renewed at the end of 2001, and the Company does not anticipate any future revenue from any Blackbird products. Further, on November 9, 2002, CTS ceased development efforts of its Neumobility division, and on December 11, 2002 had committed to a plan to wind down the operations of Isis. As a result, the Company currently has no business other than to complete the wind-down of the operations of Isis which was nearly completed during 2003. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002, 2003 and to date, the Company has been and will be evaluating alternative businesses and strategic acquisitions. There is no assurance that such alternative businesses and strategic acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2004 the Company will incur costs of approximately $0.5 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity, and insurance. The Company is not expected to have any significant revenues or operations after the wind-down of

Isis is complete. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of December 31, 2003 of approximately $2.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

There can be no assurance that the Company's operations will be profitable on a quarterly basis in the future or that past revenue levels can be achieved, sustained or enhanced. Past and existing revenue levels should not be considered indicative of future operating results. Non-recurring, other income items favorably impacted results for calendar year 2001. The Company does not anticipate any such items will occur in future periods. The Company will use its cash and cash flow to cover operating expenses for general and administrative activities; potential acquisitions that may arise; and for other general corporate purposes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its independent accountants during the periods ended December 31, 2003, 2002 or 2001. On August 28, 2003, the Company reported on Form 8K, Item 4 that Ernst & Young LLP ("E&Y") was resigning as the Company's independent auditor. On November 10, 1003 the Company reported on Form 8K, Item 4 that the Audit Committee of its Board of Directors (the "Audit Committee") had appointed Stonefield Josephson, Inc. ("Stonefield") as its new independent auditor.

On August 28, 2003 the Company was advised orally by E&Y that E&Y was resigning as the Company's independent auditor, and on September 2, 2003 the Company received a letter from E&Y in which E&Y confirmed such resignation. The decision to change independent auditors was not recommended or approved by the Audit Committee.

The reports of E&Y on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of E&Y for the year ended December 31, 2002 contained an explanatory paragraph that the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142. In connection with its audit for the fiscal year ended December 31, 2001 and December 31, 2002, and during the subsequent interim period, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report on the consolidated financial statements for such year.

On November 10, 2003 the Company engaged Stonefield as its independent auditors for the fiscal year ending December 31, 2003. The decision to engage Stonefield was approved by the Board of Directors of the Company.

During the years ended December 31, 2002 and December 31, 2001 and subsequent interim periods through the date of E&Y's resignation, the Company did not consult with Stonefield regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Stonefield has reviewed the disclosures contained in this Form 10-K. The Company has advised Stonefield that it has the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission concerning any new information, clarifying the Company's disclosures herein, or stating any reason why Stonefield does not agree with any statements made by the Company in this report. Stonefield has advised the Company that nothing has come to its attention which would cause it to believe that any such letter was necessary.

Item 9A. Controls and Procedures

As of the end of the fiscal year ended December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

There were no changes in the Company's internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The name, age, position with the Company and other information with respect to each of its directors and executive officers is as set forth below.

                                                                                    Year First   Term of
Name                  Age                    Position with Company                    Elected     Office
-------------------   ---   -----------------------------------------------------   ----------   -------
Stephen Katz           60   Chairman of the Board of Directors, Chief Executive        1988        2006
                            Officer and Acting President
Lawrence Schoenberg    71   Director                                                   1996        2005
Joshua J. Angel        67   Director                                                   2001        2004
Barry J. Beil          57   Director                                                   2003        2005
Bruce R. York          49   Vice President, Chief Financial Officer and Secretary        --          --

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

Lawrence Schoenberg has been a director since September 1996. Mr. Schoenberg also serves as Director of Government Technology Services, Inc., Merisel, Inc., and Sunguard Data Services, Inc. Former directorships include Systems Center, Inc. (which was sold to Sterling Software, Inc.), SoftSwitch, Inc. (which was sold to Lotus/IBM Corp.), Forecross Corporation, Image Business Systems, Inc., and Penn America Group, Inc. Mr. Schoenberg founded AGS Computers, Inc. in 1967 and served as Chief Executive Officer until 1991. The company was sold to NYNEX in 1988. The microcomputer segment subsequently became a part of Merisel, Inc.

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

The Company's Board of Directors is divided into three classes. The Board is composed of one Class I director, Mr. Angel, two Class II directors, Mr. Schoenberg and Mr. Beil, and one Class III director, Mr. Katz. The terms of the Class I, Class II and Class III directors expire on the dates of the 2004, 2005 and 2006 annual meetings, respectively. At each annual meeting, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Officers are elected annually at the discretion of the Board of Directors and serve at the discretion of the Board.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Stockholders under the caption "Executive Compensation and Related Information."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Stockholders under the caption "Security Ownership."

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans as of December 31, 2003.

Plan Category                         A                              B                                   C
                             Number of securities to    Weighted average exercise         Number of securities remaining
                             be issued upon exercise    price of outstanding options,     available for future issuance under
                             of outstanding options,    warrants and rights securities    equity compensation plans (excluding
                             warrants and rights        reflected in column (A)           securities reflected in column (A))
Equity compensation plans
approved by security
holders                                      188,900                            $11.46                                 203,620

Equity compensation plans
not approved by security
holders                                           --                                --                                      --
                            --------------------------------------------------------------------------------------------------
Total                                        188,900                                --                                 203,620


Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption "Information About Our Independent Accountants" in the Proxy Statement relating to its 2004 Annual Meeting of Stockholders.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements:

The following financial statements of Cellular Technical Services Company, Inc. are included as required to be filed by Item 8.

Report of Stonefield Josephson, Inc., Independent Auditors...............................................   30
Report of Ernst & Young LLP, Independent Auditors........................................................   31
Consolidated Balance Sheets at December 31, 2003 and 2002................................................   32
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001...............   33
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.....   34
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001...............   35
Notes to Consolidated Financial Statements...............................................................   36

     2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts..........................................................   51

All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

     3. Exhibits:

 3.1   Restated Certificate of Incorporation of the Registrant, as amended (1)
 3.2   Amendment to Restated Certificate of Incorporation of the Registrant (5)
 3.3   By-Laws of the Registrant (1)
 3.4   Amendment I to By-Laws of the Registrant, dated October 28, 1993 (3)
 4.1   Specimen Certificate for Common Stock of Registrant (1)
 7.1   1991 Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
 7.2   Amendment to 1991 Qualified Stock Option Plan dated July 11, 1996 (+)(5)
 7.3   1991 Non-Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
 7.4   Amendment to 1991 Non-Qualified Stock Option Plan dated July 11, 1996 (+)(5)
 7.5   1993 Non-Employee Director Stock Option Plan (+)(3)
 7.6   Amendment to 1993 Non-Employee Director Stock Option Plan dated July 11, 1996 (+)(5)
 7.7   Amendment to 1993 Non-Employee Director Stock Option Plan dated April 22, 1999 (+)(6)
 7.8   1996 Stock Option Plan (+)(4)
 7.9   Amendment to 1996 Stock Option Plan dated December 14, 1998 (+)(4)
 7.10  2002 Stock Incentive Plan (7)
14     Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (8)
21.1   Subsidiaries of the Registrant (8)
23.1   Consent of Stonefield Josephson, Inc., independent auditors (8)
23.2   Consent of Ernst & Young LLP, independent auditors (8)
31.1   Rule 13a-14(a)/15d-14(a) Certification by CFO (8)
31.2   Rule 13a-14(a)/15d-14(a) Certification by CEO (8)
32.1   Section 1350 Certifications
99.1   Certification to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

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

(3) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended December 31, 1993 (File No. 0-19437).

(4) Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June 30, 1995 (File No. 0-19437).

(5) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 0-19437).

(6) Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended December 31, 1999 (File No. 0-19437).

(7) Incorporated by reference to Proxy Statement filed May 7, 2003 (File No. 0-19437).

(8)  Filed herewith.

(b)  Reports on Form 8-K

The following Form 8Ks were filed during the fourth quarter of 2003 or thereafter through the date of this report:

     i. The Company filed a Current Report of Form 8-K, dated November 10, 2003, under Item 4 of such Report. No financial statements were included.

     ii. The Company filed a Current Report of Form 8-K, dated December 1, 2003, under Item 12 of such Report. No financial statements were included.

           REPORT OF STONEFIELD JOSEPHSON, INC., INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.

We have audited the accompanying consolidated balance sheet of Cellular Technical Services Company, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. at December 31, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      STONEFIELD JOSEPHSON, INC.

Santa Monica, California
January 15, 2004

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.

We have audited the accompanying consolidated balance sheet of Cellular Technical Services Company, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and December 31, 2001. Our audits also included the consolidated financial statement schedules listed in the Index at
Item 15(a) for the years ended December 31, 2002 and 2001. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                                               ERNST & YOUNG LLP

Seattle, Washington
February 14, 2003

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                   (In 000's, except share and per share amounts)

                                                                                            December 31,
                                                                                        -------------------
                                                                                          2003       2002
                                                                                        --------   --------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ........................................................   $  2,651   $  3,315
   Accounts receivable, net of reserves of $0 in 2003 and $233 in 2002 ..............         11        525
   Employee receivable ..............................................................         --          7
   Inventories ......................................................................         --         95
   Prepaid expenses, deposits and other current assets ..............................         13         51
                                                                                        --------   --------
      Total Current Assets ..........................................................      2,675      3,993

PROPERTY AND EQUIPMENT, net .........................................................         --        136

LONG TERM ASSETS HELD FOR SALE ......................................................          6         15

LONG TERM INVESTMENT, net of valuation adjustment
   of $1,754 in 2003 and 2002 .......................................................         --         --
                                                                                        --------   --------
TOTAL ASSETS ........................................................................   $  2,681   $  4,144
                                                                                        ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities .........................................   $    115   $    644
   Payroll-related liabilities ......................................................         61         68
   Customers' deposits and deferred revenue .........................................         --         29
                                                                                        --------   --------
      Total Current Liabilities .....................................................        176        741

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued
      and outstanding ...............................................................         --         --
   Common Stock, $.001 par value per share, 30,000 shares authorized,
      2,450 and 2,292 shares issued and outstanding in 2003 and 2002 ................         25         23
   Additional Paid-in Capital .......................................................     30,043     29,976
   Accumulated deficit ..............................................................    (27,563)   (26,596)
                                                                                        --------   --------
      Total Stockholders' Equity ....................................................      2,505      3,403
                                                                                        --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................   $  2,681   $  4,144
                                                                                        ========   ========

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In 000's, except per share amounts)

                                                                                Year Ended December 31,
                                                                             -----------------------------
                                                                               2003      2002       2001
                                                                             -------   --------   --------
REVENUES
   Phonecards ............................................................   $   231   $ 11,771    $15,148
   Services ..............................................................        --         --      5,268
                                                                             -------   --------    -------
      Total Revenues .....................................................       231     11,771     20,416

COSTS AND EXPENSES
   Cost of phonecards ....................................................       182     11,551     14,812
   Cost of services ......................................................        --         --      1,287
   Sales and marketing ...................................................         9      1,052      1,241
   General and administrative ............................................     1,109      1,351      1,917
   Research and development ..............................................        --      1,522      1,841
                                                                             -------   --------    -------
      Total Costs and Expenses ...........................................     1,300     15,476     21,098
                                                                             -------   --------    -------
LOSS FROM OPERATIONS .....................................................    (1,069)    (3,705)      (682)

OTHER INCOME (EXPENSE), net ..............................................        46     (1,754)       974

INTEREST INCOME, net .....................................................        57         77        308
                                                                             -------   --------    -------
INCOME (LOSS) BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE .....      (966)    (5,382)       600

INCOME TAX BENEFIT (PROVISION) ...........................................        (1)         6         11
                                                                             -------   --------    -------
INCOME (LOSS) BEFORE THE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ......      (967)    (5,376)       611
                                                                             -------   --------    -------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ....................        --       (100)        --
                                                                             -------   --------    -------
NET INCOME (LOSS) ........................................................   $  (967)  $ (5,476)   $   611
                                                                             =======   ========    =======
BASIC AND DILUTED SHARE DATA:
Basic
   Income (loss) before the effect of a change in accounting principle ...   $ (0.42)  $  (2.35)   $  0.27
   Cumulative effect of a change in accounting principle .................        --      (0.04)        --
                                                                             -------   --------    -------
   EARNINGS (LOSS) PER SHARE .............................................   $ (0.42)  $  (2.39)   $  0.27
                                                                             =======   ========    =======
Diluted
   Income (loss) before the effect of a change in accounting principle ...   $ (0.42)  $  (2.35)   $  0.27
   Cumulative effect of a change in accounting principle .................        --      (0.04)        --
                                                                             -------   --------    -------
   EARNINGS (LOSS) PER SHARE .............................................   $ (0.42)  $  (2.39)   $  0.27
                                                                             =======   ========    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic .................................................................     2,292      2,292      2,292
   Diluted ...............................................................     2,292      2,292      2,302

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (In 000's)

                                Common Stock    Additional
                              ---------------     Paid-in    Accumulated
                              Shares   Amount     Capital      Deficit      Total
                              ------   ------   ----------   -----------   -------
Balance, January 1, 2001       2,292     $23      $29,976     $(21,731)    $ 8,268

Net income                        --      --           --          611         611
                               -----     ---      -------     --------     -------

Balance, December 31, 2001     2,292     $23      $29,976     $(21,120)    $ 8,879

Net loss                          --      --           --       (5,476)     (5,476)
                               -----     ---      -------     --------     -------

Balance, December 31, 2002     2,292     $23      $29,976     $(26,596)    $ 3,403

Restricted stock for services
 rendered                        158       2           67           --          69

Net loss                          --      --           --         (967)       (967)
                               -----     ---      -------     --------     -------

Balance, December 31, 2003     2,450     $25      $30,043     $(27,563)    $ 2,505
                               =====     ===      =======     ========     =======

The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In 000's)

                                                                               Year Ended December 31,
                                                                              -------------------------
                                                                               2003     2002      2001
                                                                              ------   -------   ------
OPERATING ACTIVITIES
   Net income (loss)                                                          $ (967)  $(5,476)  $  611
   Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
      Depreciation and amortization of property and equipment                    129       237      544
      Non-cash compensation expense (restricted stock)                            69        --       --
      Amortization or write-down of goodwill                                      --       100       30
      Write-down of long-term investment                                          --     1,754       --
      Loss (gain) on disposal of assets                                          (24)       97      (25)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                    514       145      123
         Decrease in employee receivable, net                                      7         9       44
         Decrease in inventories                                                  95       436      565
         Decrease in prepaid expenses, deposits and other current assets          38        13      407
         Decrease (increase) in long term deposit                                 --        25      (25)
         Decrease (increase) in accounts payable and accrued liabilities        (529)     (203)     297
         Decrease in payroll-related liabilities                                  (7)     (112)    (381)
         Decrease in deferred revenue and customers' deposits                    (29)      (55)    (311)
                                                                              ------   -------   ------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (704)   (3,030)   1,879

INVESTING ACTIVITIES
   Purchase of property and equipment                                             --       (11)     (72)
   Proceeds from sale of assets                                                   40         3       39
   Long-term investment                                                           --        --        4
   Cash paid for the acquisition of New England Telecom                           --        --      (26)
                                                                              ------   -------   ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               40        (8)     (55)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (664)   (3,038)   1,824
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 3,315     6,353    4,529
                                                                              ------   -------   ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $2,651   $ 3,315   $6,353
                                                                              ======   =======   ======
      Supplemental disclosure of cash flow information

Cash paid during the period for:

   Interest                                                                   $   --   $    --   $   --
                                                                              ======   =======   ======
   Income taxes                                                               $    1   $    --   $   19
                                                                              ======   =======   ======

--------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements.

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

As a result, CTS has no current business other than to complete the wind down of the operations of Isis. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. Management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence.

Management expects that during 2004 the Company will incur costs of approximately $0.5 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of December 31, 2003 of approximately $2.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

     Equivalent: For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

     Concentration: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At December 31, 2003 the Company has the following financial instruments: cash and cash equivalents, long-term stock investment, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The estimated fair value of the stock investment was determined based on a review by members of senior management of qualitative and quantitative factors, including periodic financial statements of the investee and an appraisal performed by an independent appraiser, and is approximately equal to its carrying value after an impairment write-down in 2002.

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

As of January 1, 2002, the date the Company performed the initial impairment test upon adoption of SFAS 142, it had goodwill with a net book value of approximately $100,000 related to the acquisition of New England Telecom, Inc., in August 2000. For the purposes of testing goodwill for impairment, the Company used a fair value of Isis based on the forecasted cash flows. As a result of the test and the measurement process of the impairment loss, the Company determined that the goodwill had no value. Accordingly, as of January 1, 2002 it recognized an impairment loss of $100,000. As permitted by SFAS 142, impairment losses recognized upon the initial application of the standard are presented as the cumulative effect of an accounting change in the statement of operations. The following table summarizes the effects of SFAS 142 on net loss had it been applied retroactively to 2001:

                                               Year ended          Year ended
(in $000 except per share amounts)         December 31, 2002   December 31, 2001
                                           -----------------   -----------------
Net income (loss):                              $(5,476)             $ 611
Goodwill amortization                                --                 30
                                                -------              -----
Adjusted net income (loss):                     $(5,476)             $ 641
                                                =======              =====
Adjusted earnings (loss) per share--
   basic                                         ($2.39)             $0.28
                                                -------              -----
Adjusted earnings (loss) per share--
   diluted                                       ($2.39)             $0.28
                                                -------              -----

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

Advertising and Marketing Expense

All costs related to marketing and advertising of the Company's products are expensed in the periods incurred. Advertising expense was approximately zero, $38,000 and $133,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Net Earnings or Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities by including other common stock equivalents (i.e. stock options) in the weighted average number of common shares outstanding for a period, if dilutive. In 2003 and 2002, common stock equivalents were excluded from the computation as their effect would have been anti-dilutive.

Other Comprehensive Income

The Company has no items of other comprehensive income or loss, and accordingly, a statement of other comprehensive income has not been presented.

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which has been updated by SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during 2003, 2002 and 2001 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

                                                           2003    2002    2001
                                                          -----   -----   -----
Risk-free interest rate                                     2.4%    2.1%    4.2%
Dividend yield                                              0.0%    0.0%    0.0%
Volatility factor                                          1.70    1.72    1.61
Expected life of the options (years)                        4.0     4.0     5.0
Fair value of options granted during the year             $0.62   $1.04   $2.65

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting periods. The Company's pro forma information follows (in 000's, except per share amounts):

                                                              2003      2002    2001
                                                            -------   -------   ----
Net income (loss)                                           $  (967)  $(5,476)  $611
Add:  Stock-based compensation as reported                       69        --     --
Deduct: Total stock-based compensation expense determined       163       259    355
under fair value method for all awards, net of taxes
                                                            -------   -------   ----
Net income (loss) - pro forma                               $(1,061)  $(5,735)  $256
                                                            =======   =======   ====
Basic earnings (loss) per share - as reported               $ (0.42)  $ (2.39)  $.27
Basic earnings (loss) per share - pro forma                 $ (0.46)  $ (2.50)  $.11
Diluted earnings (loss) per share - as reported             $ (0.42)  $ (2.39)  $.27
Diluted earnings (loss) per share - pro forma               $ (0.46)  $ (2.50)  $.11

There was no compensation expense related to stock option grants recorded by the Company during the years 2003, 2002 and 2001. In 2003 the Company recorded $68,000 in compensation expense related to restricted stock grants.

Stockholders approved the Company's 2002 Stock Incentive Plan at the June 5, 2003 Annual Meeting. The Company has issued 158,000 shares of restricted stock vesting in 2003 and 2004 to its directors. The fair market value of the stock issued was $0.66 per share on June 5, 2003. Compensation expense equal to the fair value of the stock on the measurement date (the date of stockholder approval) is being recognized over the stock vesting period (one year). Deferred stock compensation equal to the remaining compensation expense to be recognized over the stock vesting period has been recognized as Common Stock on the balance sheet, offset by deferred stock compensation included in additional paid-in-capital in stockholders' equity.

Recent Accounting Pronouncements

During October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

During December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

During January 2003, the FASB issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

During December 2003 the FASB revised certain elements of FIN 46. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 will be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions; however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

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

NOTE C - INVENTORIES:

Inventory reflects phonecards sold through the Company's phonecard business. Included in gross phonecard inventory at December 31, 2002 was approximately $30,000 of items which had been transferred to customers and were accounted for as consignments, and approximately $49,000 related to estimated sales returns. Inventory consists of the following (in 000's):

                                                                    December 31,
                                                                   ------------
                                                                     2003   2002
                                                                    ----   ----
Phonecards                                                           $--   $164
Less reserves                                                         --    (69)
                                                                     ---   ----
                                                                     $--   $ 95
                                                                     ===   ====

As of December 31, 2002, the Company adopted a plan to wind down the operations of its Isis phone card business and to liquidate the related net assets. All remaining inventories at that time were sold during 2003. (See also Note N)

NOTE D - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in 000's):

                                                                    December 31,
                                                                  -------------
                                                                    2003    2002
                                                                  -----   -----
Computer equipment and software                                   $ 107   $ 256
Furniture, fixtures and office equipment                              8      96
Leasehold improvements                                               --     247
                                                                  -----   -----
                                                                    115     599
Less accumulated depreciation and amortization                     (109)   (448)
                                                                  -----   -----
                                                                  $   6   $ 151
                                                                  =====   =====

During 2003 and 2002, the Company reduced cost and accumulated depreciation amounts of property and equipment by approximately $339,000 and $983,000, respectively, in connection with the retirement of certain fully depreciated assets. In connection with the decision to cease the Company's development efforts of its Neumobility division and the plan to wind down the Isis operations the Company determined that the related property and equipment was impaired and certain assets were designated as held for sale. An impairment loss of approximately $97,000 was recorded in the fourth quarter of 2002. The carrying value of the assets held for sale was approximately $6,000 and $15,000 at December 31, 2003 and December 31, 2002, respectively.

NOTE E -LONG TERM INVESTMENT:

In November 1999, the Company invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. ("KSI"). The Company also received warrants to purchase KSI common stock in connection with this investment. All of the outstanding stock of KSI, Inc. was acquired by TruePosition, Inc. (a subsidiary of Liberty Media Corporation, "Liberty Media") in August 2000. Prior to the acquisition, the convertible note was exchanged for KSI common stock. The Company exercised warrants and purchased additional KSI common stock for approximately $754,000. The Company's investment in KSI common stock was exchanged for TruePosition common stock on the date of the acquisition. The Company accounts for the investment in TruePosition using the cost method. In December 2002 the Company received certain valuation information from TruePosition, indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and have not generated significant revenues. The Company's investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock in late 2002. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

NOTE F - COMMITMENTS AND CONTINGENCIES:

As of December 31, 2003, the Company leases office space under a month-to-month, verbal arrangement, with no future minimum lease payments committed after a $1,500 payment to be paid in January 2004. Amounts charged to operations under all lease and rental agreements totaled approximately $200,000, $400,000 and $400,000 in 2003, 2002 and 2001, respectively. See also Note L.

NOTE G - EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company has adopted an Employee Retirement Savings Plan covering substantially all employees who have been employed for at least one month and meet certain age and eligibility requirements. Each eligible employee may contribute up to 15% of his or her compensation per year, subject to a maximum limit imposed by federal tax law, into various funds. Under current plan provisions, matching contributions are made by the Company equaling two-thirds of the employee's contribution, subject to a maximum of 6% of compensation contribution by the employee. Company contributions charged to costs and expenses totaled approximately $0, $42,000 and $43,000 in 2003, 2002 and 2001, respectively.

NOTE H - OTHER INCOME AND EXPENSE:

During the fourth quarter of 2002 the Company recorded a write-down of its long-term investment of $1,754,000. During the second quarter of 2001 the Company received a net arbitration settlement (excluding interest) resulting in a gain of approximately $0.9 million related to early termination of a contract by a former customer of its Blackbird product line.

NOTE I - INCOME TAXES:

At December 31, 2003, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $53.3 million which begin to expire in 2007, and research and development tax credits of approximately $1.2 million that began to expire in 2003. Approximately $7,000 of the $1.2 million expired in 2003. A portion of the net operating loss carryforward (approximately $28 million) is attributed to the stock option deduction, the tax effect of which will be credited to additional paid-in capital when realized. Certain net operating loss carryforwards of the Company are subject to limitations imposed by Section 382 of the Internal Revenue Code because there was an ownership change of greater than 50% in the Company during 1991.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
Deferred tax assets:
   Net operating loss carryforwards                    $ 18,155       $ 17,700
   Research and development credits                       1,244          1,251
   AMT credits                                               53             53
   Depreciation on tax returns lower than
      financial statements, net                             161            135
                                                       --------       --------
      Total deferred tax assets                          19,613         19,139

      Valuation allowance                               (19,613)       (19,139)
                                                       --------       --------
Net deferred tax assets                                $     --       $     --
                                                       ========       ========

The Company paid Alternative Minimum Tax (AMT) in 2000 and 1999. This created an AMT credit of approximately $53,000 to be utilized in future tax periods to the extent the regular tax liability exceeds the AMT liability. The Company has provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforward, tax credits and temporary differences. The net changes in the valuation allowance for deferred tax assets were approximately $0.5 million, $1.3 million and ($0.2) million in 2003, 2002 and 2001, respectively, and were primarily attributable to the net losses in 2003 and 2002 and utilization of net operating loss carryforwards in 2001.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows (in 000's):

                                                          Year Ended December 31,
                                                          -----------------------
                                                           2003     2002     2001
                                                          -----   -------   -----
Income tax provision (benefit) at statutory rate of 34%   $(329)  $(1,861)  $ 207
Utilization of net operating loss carryforwards              --        --    (207)
Losses producing no current tax benefit                     329     1,861      --
Alternative minimum tax provision (refunds)                  --        --     (32)
State income taxes                                            1        (6)     21
                                                          -----   -------   -----
Income taxes provision (benefit), current                 $   1   $    (6)  $ (11)
                                                          =====   =======   =====

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

Information with respect to the Company's stock options is as follows (in 000's, except per share amounts):

                                            Shares Under          Option           Weighted Ave.
                                               Option             Prices          Exercise Price
                                            ============   ====================   ==============
Balance, January 1, 2001                         301       $1.91   --   $188.75       $21.96
Granted                                           89        2.63   --      5.38         2.83
Canceled                                         (51)       2.75   --    109.38         9.01
                                                ----       -----   --   -------       ------
Balance, December 31, 2001                       339        1.91   --    188.75        18.88
Granted                                           75        0.99   --      2.42         1.13
Canceled                                        (178)       0.99   --    109.38        25.60
                                                ----       -----   --   -------       ------
Balance, December 31, 2002                       236        0.99   --    188.75         8.17
Granted                                           26        0.66   --      0.70         0.69
Canceled                                         (73)       0.69   --    109.38         5.77
                                                ----
Balance, December 31, 2003                       189       $0.66   --   $188.75       $ 8.09
                                                ====       =====        =======       ======
Exercisable at December 31, 2003                 113
                                                ====
Available for grant at December 31, 2003         167
                                                ====
Common Stock reserved for future issuance        356
                                                ====

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2003 (in 000's except per share amounts):

                                     Options Outstanding                     Options Exercisable
                           ------------------------------------------   ----------------------------
                                          Weighted-
                                           Average
                                         Remaining        Weighted-                      Weighted-
                              Number     Contractual       Average        Number          Average
Range of Exercise Prices   Outstanding      Life       Exercise Price   Exercisable   Exercise Price
------------------------   -----------   -----------   --------------   -----------   --------------
    $  0.66 - $  0.99           45           8.92          $  0.83            5           $  0.99
       1.91 -    3.75           52           6.94             2.70           35              2.69
       8.00 -    8.38           78           6.46             8.01           59              8.01
      11.34 -   29.69           11           5.98            13.31           11             13.31
     175.00 -  188.75            3           2.80           180.16            3            180.16
                               ---                                          ---
    $  0.66 - $188.75          189           7.08          $  8.09          113           $ 11.46
                               ===                                          ===

Shares under options that were exercisable at December 31, 2002 and 2001 were 123,465 and 141,050 respectively. Average exercise prices for options that were exercisable at December 31, 2002 and 2001 were $11.72 and $37.70, respectively.

NOTE K - EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted earnings (loss) per share is as follows (in 000's, except per share amounts):

                                                        Year Ended December 31,
                                                       -------------------------
                                                        2003      2002     2001
                                                       ------   -------   ------
Net income (loss) (A)                                  $ (967)  $(5,476)  $  611
                                                       ======   =======   ======
   Weighted average number of shares outstanding (B)    2,292     2,292    2,292
   Stock options                                           --        --       10
                                                       ------   -------   ------
   Weighted average number of shares outstanding (C)    2,292     2,292    2,302
                                                       ======   =======   ======
   Earnings (loss) per share:
      Basic (A)/(B)                                    $(0.42)  $ (2.39)  $ 0.27
                                                       ======   =======   ======
      Diluted (A)/(C)                                  $(0.42)  $ (2.39)  $ 0.27
                                                       ======   =======   ======

Outstanding stock options of 188,660, 232,192 and 329,674 at December 31, 2003, 2002 and 2001, respectively, were excluded from the computation of dilutive earnings per share because their effect was anti-dilutive. Weighted average restricted shares outstanding, net of treasury stock method, of 32,405 for the year ended December 31, 2003, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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

NOTE M - SEGMENT INFORMATION

The Company has had two reportable business segments that offered distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line, which includes the Blackbird'r' Platform, PreTect'TM' cloning-fraud prevention application, No Clone Zone'TM' roaming-fraud prevention service, and related application products and services and the Company's Neumobility geo-location wireless software applications; and (ii) the Company's prepaid long-distance phonecard business, which was conducted through Isis. Management evaluates segment performance based upon segment profit or loss before income taxes. There were no inter-company sales of products between the segments.

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


                                                  Segments
Year ended December 31, 2003                                         Consolidated
(In 000's)                              Telecom HW/SW   Phonecards      Totals
                                        -------------   ----------   ------------
Revenue from external customers                 --         $231         $  231
Depreciation and amortization expense      $   129           --            129
Pretax segment loss                         (1,023)          56           (967)
Income tax expense                               1           --              1
Expenditures for segment assets                 --           --             --
Segment assets                               2,680            1          2,681


Year ended December 31, 2002                                         Consolidated
(In 000's)                              Telecom HW/SW   Phonecards      Totals
                                        -------------   ----------   ------------
Revenue from external customers                 --       $11,771        $11,771
Depreciation and amortization expense      $   211            26            237
Pretax segment loss                         (4,390)         (992)        (5,382)
Income tax expense (benefit)                    (9)            3             (6)
Expenditures for segment assets                 11            --             11
Segment assets                               3,380           764          4,144


Year ended December 31, 2001                                         Consolidated
(In 000's)                              Telecom HW/SW   Phonecards      Totals
                                        -------------   ----------   ------------
Revenue from external customers            $ 5,268       $15,148       $20,416
Depreciation and amortization expense          519            55           574
Pretax segment profit (loss)                 1,966        (1,366)          600
Income tax expense (benefit)                   (11)           --           (11)
Expenditures for segment assets                 48            24            72
Segment assets                               8,432         1,558         9,990


NOTE N - TERMINATION OF NEUMOBILITY DEVELOPMENT AND WIND-DOWN OF OPERATIONS OF ISIS

During the fourth quarter of 2002 the Company made the decision to cease development efforts of the Neumobility platform and applications division. This was due to the uncertainty in both timing and magnitude of future revenue streams combined with the large continuing investment required to sustain, market and support the products. As a result of this decision, in the fourth quarter of 2002 the Company recorded an impairment loss on property and equipment of Neumobility of approximately $76,000, wrote off prepaid software maintenance contracts of approximately $26,000 and terminated all employees of Neumobility. Termination benefits were approximately $80,000 and were all paid before December 31, 2002. Neumobility was a part of the Company's telecom hardware/software segment. No revenues were ever reported from the Neumobility platform. Net earnings (losses) before tax of the telecom hardware and software segment, including the operations of Neumobility in the years ended December 31, 2002 and 2001, were losses of $1.0 million and $4.4 million in 2003 and 2002, respectively, and earnings of $2.0 million in 2001.

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $0.2 million, $11.8 million and $15.1 million in 2003, 2002 and 2001, respectively. Net earnings (losses) before tax of Isis were approximately $0.1 million, ($0.9) million and ($1.4) million in 2003, 2002 and 2001, respectively. Revenues of Isis were approximately $231,000 for the year ended December 31, 2003 and were primarily composed of inventory liquidation transactions.

On December 11, 2002, the Company and GTS Prepaid, Inc. ("GTS"), a non-affiliated company, entered into an agreement whereby the Company agreed to
(i) transfer to GTS on a consignment basis a portion of its inventory of pre-paid phone cards and (ii) authorize GTS to act as its agent to collect certain accounts receivable. The transaction closed on January 7, 2003. GTS and the Company agreed that GTS would pay to the Company an agreed upon sales price for each of the prepaid phone cards it sold and all accounts receivable collected in installments. On April 8, 2003 GTS and the Company entered into an agreement, in accordance with which GTS would make weekly payments to the Company of $7,745, including interest at 15% per annum, until the amount owed by GTS is repaid in full, approximately in March 2004. The obligation was secured by a second lien on GTS' assets. At December 31, 2003 the note had been paid in full to CTS and the balance owed by GTS to the Company was zero. At December 31, 2003 GTS did not hold any inventory owned by the Company on a consignment basis as all inventories previously held by GTS were sold, fully collected and proceeds were remitted to the Company.

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company's unaudited quarterly financial information for the years ended December 31, 2003 and 2002 (in thousands, except per share date):

2003                                   March 31   June 30   September 30   December 31
                                       --------   -------   ------------   -----------
Net sales                               $  158    $   13       $   25        $   35
Gross profit                               (45)       (1)          25            70
Net income (loss)                         (375)     (305)        (226)          (61)
Earnings (loss) per share:
   Basic                                $(0.16)   $(0.13)      $(0.10)       $(0.03)
   Diluted                              $(0.16)   $(0.13)      $(0.10)       $(0.03)

2002                                   March 31   June 30   September 30   December 31
                                       --------   -------   ------------   -----------
Net sales                               $2,358    $3,331       $3,728        $ 2,354
Gross profit (loss)                         87       (15)          83             65
(Loss) before the effect of a change
   in accounting principle                (883)     (998)        (783)        (2,712)
Net (loss)                                (983)     (998)        (783)        (2,712)
Net (loss) per share:
   Basic                                $(0.43)   $(0.44)      $(0.34)       $ (1.18)
   Diluted                              $(0.43)   $(0.44)      $(0.34)       $ (1.18)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Cellular Technical Services Company, Inc.


                              By: /s/ Stephen Katz
                              ----------------------------------------------
                              Stephen Katz, Chairman of the Board
                              of Directors and Chief Executive Officer
                              March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Stephen Katz                                       /s/ Barry Beil
-----------------------------------------------------  -------------------------
Stephen Katz, Chairman of the Board of Directors and   Barry Beil, Director
Chief Executive Officer                                March 29, 2004
(Principal Executive Officer)
March 29, 2004


/s/ Bruce R. York                                      /s/ Joshua J. Angel
-----------------------------------------------------  -------------------------
Bruce R. York                                          Joshua J. Angel, Director
Vice President, Chief Financial Officer and Secretary  March 29, 2004
(Principal Financial and Accounting Officer)
March 29, 2004


/s/ Lawrence Schoenberg
-----------------------------------------------------
Lawrence Schoenberg, Director
March 29, 2004

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   (In 000's)

                                    Balance at                             Balance at
                                   Beginning of                              End of
                                      Period      Additions   Deductions     Period
                                  -------------   ---------   ----------   ----------
INVENTORY RESERVES

Year ended December 31, 2001           $ 27          $387        $367         $ 47
                                       ====          ====        ====         ====
Year ended December 31, 2002           $ 47          $203        $181         $ 69
                                       ====          ====        ====         ====
Year ended December 31, 2003           $ 69          $ 22        $ 91         $ --
                                       ====          ====        ====         ====
SALES AND RECEIVABLE ALLOWANCES

Year ended December 31, 2001           $418          $173        $332         $259
                                       ====          ====        ====         ====
Year ended December 31, 2002           $259          $ 95        $121         $233
                                       ====          ====        ====         ====
Year ended December 31, 2003           $233          $ --        $233         $ --
                                       ====          ====        ====         ====

                            STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as................................ 'TM'
The registered trademark symbol shall be expressed as.....................  'r'