Form 10QSB
period 2004-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2004-05-17
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number  0-19437
                                                                         -------
March 31, 2004
--------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                 11-2962080
-------------------------------------       ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

            2815 Second Avenue, Suite 100, Seattle, Washington 98121
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 733-8180
                                                           --------------

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes X   No
                                              --      --

          Transitional Small Business Disclosure Format. Yes     No X
                                                            ---    ---

          2,449,770 Common Shares were outstanding as of May 14, 2004.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-QSB


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS..........................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........9

ITEM 3.   CONTROLS AND PROCEDURES......................................................................12


PART II.  OTHER INFORMATION............................................................................13

ITEM 1.   LEGAL PROCEEDINGS............................................................................13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................................................13

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in 000's, except per share amounts)

                                                                                        March 31,   December 31,
                                                                                          2004          2003
                                                                                          ----          ----
                                                                                      (unaudited)
                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                           $  2,542      $  2,651
   Accounts receivable                                                                        2            11
   Prepaid expenses, deposits and other current assets                                       15            13
                                                                                       --------      --------

     Total Current Assets                                                                 2,559         2,675

LONG TERM ASSETS HELD FOR SALE                                                                5             6

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2004 and 2003                 --            --
                                                                                       --------      --------

TOTAL ASSETS                                                                           $  2,564      $  2,681
                                                                                       ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $    101      $    115
   Payroll related liabilities                                                               57            61
                                                                                       --------      --------

     Total Current Liabilities                                                              158           176
                                                                                       --------      --------

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,450 shares           25            25
     issued and outstanding in 2004 and 2003
   Additional Paid-in Capital
                                                                                         30,065        30,043
   Accumulated deficit                                                                  (27,684)      (27,563)
                                                                                       --------      --------

     Total Stockholders' Equity                                                           2,406         2,505
                                                                                       --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  2,564      $  2,681
                                                                                       ========      ========

------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)

                                           Three Months Ended
                                                March 31,
                                                ---------
                                           2004         2003
                                         -------      -------
REVENUES
  Phonecards                             $    --      $   158
                                         -------      -------

Total Revenues                                --          158

COSTS AND EXPENSES
  Cost of phonecards                          --          203
  Sales and marketing                         --           28
  General and administrative                 132          331
                                         -------      -------

Total Costs and Expenses                     132          562
                                         -------      -------

LOSS FROM OPERATIONS                        (132)        (404)

OTHER INCOME, net                              3           16

INTEREST INCOME, net                           8           13

LOSS BEFORE TAX                             (121)        (375)

PROVISION FOR INCOME TAX                      --           --
                                         -------      -------

NET LOSS                                 $  (121)     $  (375)
                                         =======      =======

BASIC AND DILUTED SHARE DATA:

  Net Loss                               $ (0.05)     $ (0.16)
                                         =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic and diluted                     2,315        2,292

-------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ---------------------
                                                                                        2004        2003
                                                                                      --------    ---------
OPERATING ACTIVITIES
   Net loss                                                                           $ (121)     $ (375)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                            --          32
       Noncash compensation expense (restricted stock)                                    22          --
       Loss (Gain) on disposal of assets                                                   1          (9)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                              9         131
         Decrease in inventories, net                                                     --          32
         Increase in prepaid expenses and deposits                                        (2)       (111)
         Decrease in accounts payable, accrued liabilities and taxes other than
           payroll or income                                                             (14)       (295)
         Decrease in payroll related liabilities                                          (4)          3
         Decrease in deferred revenue and customers' deposits                             --         (10)
                                                                                      ------      ------

NET CASH USED IN OPERATING ACTIVITIES                                                   (109)       (602)

INVESTING ACTIVITIES
   Proceeds from sale of assets                                                           --          19
                                                                                      ------      ------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 --          19
                                                                                      ------      ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (109)       (583)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,651       3,315
                                                                                      ------      ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $2,542      $2,732
                                                                                      ======      ======

-------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY:
The accompanying unaudited consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Until December 11, 2002 CTS, through its majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"), operated as a distributor and a reseller of prepaid long distance and wireless products, primarily in the Boston and Los Angeles metropolitan areas. In addition, until November 9, 2002, CTS, through its Neumobility division, was engaged in the development of geo-location wireless software applications. Neumobility was in the development stage and had no revenue or customers. Through December 31, 2001, CTS was also involved in design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry. On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 had adopted a plan to wind down the operations of Isis and sell the related net assets.

As a result, CTS has no current business other than to complete the wind down of the operations of Isis. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. As of early 2004 the Company may be considered as a dormant enterprise in accordance with Statement of Financial Accounting Standards No. 7. The Company has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence.

Management expects that during the remaining 9 months of 2004 the Company will incur costs of approximately $0.4 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of March 31, 2004 of approximately $2.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

NOTE B - WIND-DOWN OF OPERATIONS OF ISIS

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $158,000 for the quarter ended March 31, 2003 and were primarily composed of inventory liquidation transactions. There was no revenue during the quarter ended March 31, 2004.

NOTE C - CONTINGENCIES:
From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England

Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is unable to assess the likely outcome of the case.

NOTE D- LOSS PER SHARE:
The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):

                                                              Three Months Ended March 31,
                                                              ---------------------------
                                                                  2004              2003
                                                                  ----              ----
        Net loss (A)                                             $     (121)       $    (375)
                                                             ===============================
        Weighted average number of shares outstanding (B)             2,315            2,292
                                                             ===============================
        Basic and diluted loss per share (A)/(B)                 $    (0.05)       $   (0.16)
                                                             ===============================

Outstanding stock options of 191,065 and 209,137 at March 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE E--STOCK OPTIONS
As provided for by FAS No. 123 - Accounting for Stock-Based Compensation, the Company has chosen to measure stock-based compensation cost under the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25 and has adopted only the disclosure provisions of FAS 123. As the Company issues options with exercise prices equal to market value on the date of grant, compensation expense is not recognized. Stock compensation expense for options granted to non-employees has been determined in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the periods ended March 31, 2004 and March 31, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          Three Months Ended       Three Months Ended
                                                            March 31, 2004           March 31, 2003
                                                          --------------------     ------------------
       Risk-free interest rate                                   2.46%                    2.4%
       Dividend yield                                            0.0%                     0.0%
       Volatility factor                                         1.19                     1.71
       Expected life of the options (years)                       4.0                     4.0
       Fair value of options granted during the period          $0.56                    $0.62

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):

                                                                         Three Months         Three Months
                                                                       Ended March 31,      Ended March 31,
                                                                             2004                 2003
                                                                      -------------------  -------------------
       Net loss                                                       $      (121)         $      (375)
       Add:  Stock-based compensation as reported                              22                    0
       Deduct: Total stock-based compensation expense determined
       under fair value method for all awards, net of taxes                   (45)                 (38)
                                                                      -------------------  -------------------
       Net loss - pro forma                                           $      (144)         $      (413)
                                                                      ===================  ===================
       Basic and diluted loss per share - as reported                 $     (0.05)         $     (0.16)
       Basic loss per share - pro forma                               $     (0.06)         $     (0.18)

NOTE F- SEGMENT INFORMATION:
The Company historically has had two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line and related application products and services and development of the Company's Neumobility geo-location wireless software applications; and (ii) the Company's prepaid long-distance phonecard business, which was conducted through Isis. Management evaluates segment performance based upon segment profit or loss before income taxes. There were no inter-company sales of products between the segments.

During the quarter ended December 31, 2002, the Company ceased the development efforts of its Neumobility division and adopted a plan to wind down the operations of Isis. General and administrative costs have been allocated 100% to the Telecom hardware/software segment in 2003 and 2004.

   Three months ended March 31, 2004
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                  -----------------------------------         Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --             --                 --
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($121)             --              (121)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at March 31, 2004)                           2,564             --              2,564

   Three months ended March 31, 2003
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                  -----------------------------------         Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --           $158               $158
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($319)           (56)              (375)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at March 31, 2003)                           3,085            382              3,467

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Consolidated Financial Statements in Item 15 of the Company's 2003 Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Long-Term Investment: The Company accounts for its minority investment in TruePosition, Inc, (a subsidiary of Liberty Media Corporation, "Liberty Media"), under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment are other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determines the fair value of the investment had an other-than-temporary decline, an impairment write-down is recorded. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment at December 31, 2002, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero at that time, representing its best estimate of the fair value at that time of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and have only recently begun to generate significant revenues. The Company's investment in TruePosition common stock has been diluted by these advances, which have recently been converted to preferred stock. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

Overview

The Company has developed, marketed, distributed and supported a diversified mix of products and services for the telecommunications industry. Over the past 14 years, the Company developed expertise in real-time wireless call processing and created technologically advanced solutions for this industry, focusing primarily in the area of wireless communications fraud management, geo-location wireless software applications and sales of prepaid long-distance phonecard products.

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis. As a result, during the quarter ended March 31, 2004, CTS had no current business other than to complete the wind-down of the operations of Isis. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002, 2003 and to date, the Company has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining nine months of 2004 the Company will incur costs of approximately $0.4 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash balances as of March 31, 2004 of approximately $2.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products

To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis, the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business during December 2002. At March 31, 2004, the Company was in the process of completing the wind-down of its Isis operations.

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

Revenue and Expense

Revenue: The Company had no product or service revenue during the first three months of 2004. During the first three months of 2003, the Company generated revenue through sales of its Isis pre-paid phonecard products. Phonecard revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company maintained an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with FAS 48 - Revenue Recognition When Right of Return Exists. Estimated returns, along with their costs, were reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

Costs and Expenses: Cost of phonecards is comprised of purchased prepaid phonecard costs.

Sales and marketing expenditures include the costs of salaries, commissions and employee-related expenses and certain variable marketing expenses including promotional costs.

General and administrative expenditures include the costs of executive, human resource, finance and administrative support functions, facilities costs, provisions for uncollectible accounts and costs of legal and accounting professional services.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Overview: Total revenue decreased to zero in 2004 from approximately $158,000 in 2003. Net loss was approximately ($121,000), or ($0.05) per basic share, in 2004 compared to approximately ($375,000), or ($0.16) per basic share, in 2003. Operating expenses decreased by approximately $227,000 due to: reductions of approximately $28,000 in sales and marketing expenses and approximately $199,000 in general and administrative expenses. The reductions in operating expense categories are the result of reduced headcount and facilities expenses as a result of the wind-down of operations.

Revenue: Prepaid phone card revenue decreased 100% to zero in 2004 from approximately $158,000 in 2003 due to the closure of the Isis business. The 2003 revenue was composed primarily of inventory reduction transactions.

Costs and Expenses: Cost of phone cards decreased 100% to zero from in 2004 from approximately $203,000 in 2003. The decrease is volume related.

Sales and marketing expenses decreased 100% to zero in 2004 from approximately $28,000 in 2003. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of the Isis phonecard business.

General and administrative expenses decreased 60% to approximately $132,000 in 2004 from approximately $331,000 in 2003 due to reductions in facility, headcount and other expenses as a result of the wind-down of operations, partially offset by the inclusion of approximately $22,000 of non-cash compensation expense in the first quarter of 2004 as a result of the amortization of restricted stock grants which began in June 2003.

Other Income, net: Net other income was approximately $3,000 in 2004 compared to approximately $16,000 in 2002. Other income includes gains or losses from sales of equipment and other miscellaneous income items. There was a higher volume of miscellaneous equipment sales in the 2003 period compared to the 2004 period.

Interest Income and Expense: Net interest income decreased to approximately $8,000 in 2004 from approximately $13,000 in 2003. This decrease is attributable to both lower interest rates earned on invested cash in the 2004 period compared to the 2003 period and lower average cash balances on hand in the 2004 period.

Liquidity and Capital Resources

The Company's capital requirements have historically consisted of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On March 31, 2004, the Company's cash balance was approximately $2.5 million as compared to approximately $2.6 million on December 31, 2003. The Company's working capital decreased to approximately $2.4 million at March 31, 2004 from approximately $2.5 million at December 31, 2003.

Net cash used in operating activities amounted to $0.1 million in the first three months of 2004, compared to approximately $0.6 million in the comparable 2003 period. The largest factors in this change in 2004 compared to 2003 were the approximately $0.3 million reduction in net loss and changes in balance sheet accounts in the reporting periods. At March 31, 2004, the Company had no commitments for capital expenditures.

Management expects that during the last nine months of 2004 the Company will incur costs of approximately $0.4 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations after the wind-down of Isis is complete. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that past revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of March 31, 2004 are sufficient to fund its current cash flow requirements through at least the next twelve months, however unanticipated changes may require additional financing.



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

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/ Bruce R. York
                         -----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         May 14, 2004

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'