Form 10QSB
period 2004-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2004-08-02
CIK 876378

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number  0-19437
                                                                         -------
June 30, 2004
-------------


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to the filing requirements for the past 90 days.  Yes  X    No
                                                     ------    ------

       Transitional Small Business Disclosure Format.  Yes       No   X
                                                          ------   ------

         2,486,770 Common Shares were outstanding as of August 2, 2004.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-QSB


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS............................................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................9

ITEM 3.   CONTROLS AND PROCEDURES........................................................................................12


PART II.  OTHER INFORMATION..............................................................................................13

ITEM 1.   LEGAL PROCEEDINGS..............................................................................................13

ITEM 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................................14

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in 000's, except per share amounts)

                                                                                           June 30,             December 31,
                                                                                             2004                   2003
                                                                                             ----                   ----
                                                                                          (unaudited)
                                                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                           $          2,327      $          2,651
   Accounts receivable                                                                                4                    11
   Prepaid expenses, deposits and other current assets                                               69                    13
                                                                                       -----------------     -----------------
     Total Current Assets                                                                         2,400                 2,675
LONG TERM ASSETS HELD FOR SALE                                                                        5                     6
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2004 and 2003                         --                    --
                                                                                       -----------------     -----------------
TOTAL ASSETS                                                                           $          2,405      $          2,681
                                                                                       =================     =================
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $             75      $            115
   Payroll related liabilities                                                                       59                    61
                                                                                       -----------------     -----------------
     Total Current Liabilities                                                                      134                   176
Commitments and contingencies                                                                        --                    --
STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,486 shares                   25                    25
     issued and outstanding in 2004 and 2,450 shares issued and outstanding in 2003
   Additional Paid-in Capital
                                                                                                 30,079                30,043
   Accumulated deficit                                                                          (27,833)              (27,563)
                                                                                       -----------------     -----------------
     Total Stockholders' Equity                                                                   2,271                 2,505
                                                                                       -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $          2,405      $          2,681
                                                                                       =================     =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)

                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
                                               -------------------------------------- --------------------------------------
                                                      2004               2003                2004               2003
                                               ------------------- ------------------ ------------------- ------------------
           REVENUES
             Phonecards                        $           --      $           13     $           --      $          171
           COSTS AND EXPENSES
             Cost of phonecards                            --                  14                 --                 217
             Sales and marketing                           --                  --                 --                  28
             General and administrative                   158                 330                290                 661
                                               ------------------- ------------------ ------------------- ------------------
           Total Costs and Expenses                       158                 344                290                 906
                                               ------------------- ------------------ ------------------- ------------------
           LOSS FROM OPERATIONS                          (158)               (331)              (290)               (735)
           OTHER INCOME, net                                3                   3                  6                  19
           INTEREST INCOME, net                             6                  23                 14                  36
                                               ------------------- ------------------ ------------------- ------------------
           LOSS BEFORE TAX                               (149)               (305)              (270)               (680)
           PROVISION FOR INCOME TAX                        --                  --                 --                  --
                                               ------------------- ------------------ ------------------- ------------------
           NET LOSS                            $         (149)     $         (305)    $         (270)     $         (680)
                                               =================== ================== =================== ==================
           BASIC AND DILUTED SHARE DATA:
             Net Loss                          $        (0.06)     $        (0.13)    $        (0.11)     $        (0.30)
                                               =================== ================== =================== ==================
           WEIGHTED AVERAGE SHARES
           OUTSTANDING:
                Basic and diluted                       2,450               2,292              2,450               2,292
                                               =================== ================== =================== ==================

-----------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                      ---------------------------------------
                                                                                            2004                 2003
                                                                                      -----------------    ------------------
OPERATING ACTIVITIES
   Net loss                                                                           $          (270)     $          (680)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                                     --                   72
       Noncash compensation expense (restricted stock)                                             36                   19
       Loss on disposal of assets                                                                   1                    7
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                                       7                  242
         Decrease in inventories, net                                                              --                   95
         Increase in prepaid expenses and deposits                                                (56)                 (69)
         Decrease in accounts payable, accrued liabilities and taxes other than
           payroll or income                                                                      (40)                (485)
         Increase (decrease) in payroll related liabilities                                        (2)                   5
         Decrease in deferred revenue and customers' deposits                                      --                  (29)
                                                                                      -----------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                                            (324)                (823)
INVESTING ACTIVITIES
   Proceeds from sale of assets                                                                    --                    6
                                                                                      -----------------    ------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                          --                    6
                                                                                      -----------------    ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (324)                (817)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                2,651                3,315
                                                                                      -----------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $         2,327      $         2,498
                                                                                      =================    ==================


-----------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:
The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Until December 11, 2002 CTS, through its majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"), operated as a distributor and a reseller of prepaid long distance and wireless products, primarily in the Boston and Los Angeles metropolitan areas. In addition, until November 9, 2002, CTS, through its Neumobility division, was engaged in the development of geo-location wireless software applications. Neumobility was in the development stage and had no revenue or customers. Through December 31, 2001, CTS was also involved in design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry. On November 9, 2002, CTS ceased development efforts related to Neumobility, and on December 11, 2002 had adopted a plan to wind down the operations of Isis and sell the related net assets.

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

Management expects that during the remaining six months of 2004 the Company will incur costs of approximately $0.3 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of June 30, 2004 of approximately $2.3 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

NOTE B -- STOCK OPTIONS
As provided for by FAS No. 123 - Accounting for Stock-Based Compensation, the Company has chosen to measure stock-based compensation cost under the intrinsic-value method prescribed under Accounting Principles Board Opinion No. 25 and has adopted only the disclosure provisions of FAS 123. As the Company issues options with exercise prices equal to market value on the date of grant, compensation expense is not recognized. Stock compensation expense for options granted to non-employees has been determined in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the periods ended June 30, 2004 and June 30, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                   ------------------------------------------------------------------
                                                        2004             2003            2004             2003
                                                        ----             ----            ----             ----
                                                   ------------------------------------------------------------------
       Risk-free interest rate                          3.63%            2.2%            3.56%            2.4%
       Dividend yield                                   0.0%             0.0%            0.0%             0.0%
       Volatility factor                                1.05             1.62            1.06             1.71
       Expected life of the options (years)              4.0             4.0              4.0             4.0
       Fair value of options granted during the
       period                                           $0.53           $0.59            $0.53           $0.62

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):

                                                      Three Months       Three Months        Six Months       Six Months
                                                          Ended              Ended             Ended            Ended
                                                      June 30, 2004      June 30, 2003      June 30, 2004    June 30, 2003
                                                     -------------------------------------------------------------------------
Net loss                                             $      (149)        $      (305)      $      (270)     $      (680)
Add:  Stock-based compensation as reported                    14                  19                36               19
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of taxes                                                 (43)                (56)              (88)             (95)
                                                     -------------------------------------------------------------------------
Net loss - pro forma                                 $      (178)        $      (342)      $      (322)     $      (756)
                                                     =========================================================================
Basic and diluted loss per share - as reported       $      (0.06)       $      (0.13)     $      (0.11)    $      (0.30)
Basic and diluted loss per share - pro forma         $      (0.07)       $      (0.15)     $      (0.13)    $      (0.33)

NOTE C -- WIND-DOWN OF OPERATIONS OF ISIS

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $13,000 and $171,000 for the three-and six-month periods ended June 30, 2003, respectively, and were primarily composed of inventory liquidation transactions. There was no revenue during the six months ended June 30, 2004.

NOTE D -- CONTINGENCIES:
From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. The Company has answered the allegations and intends to vigorously defend the case. Since the case is currently in the discovery phase, the Company is unable to assess the likely outcome of the case.

NOTE E -- LOSS PER SHARE:
The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                                      --------                          --------
                                                               2004              2003             2004            2003
                                                               ----              ----             ----            ----
Net loss  (A)                                               $ (149)            $ (305)          $ (270)         $ (680)
                                                         ====================================================================

                                                         ====================================================================
Weighted average number of shares outstanding (B)            2,450            2,292            2,450           2,315
                                                         ====================================================================
Basic and diluted loss per share (A)/(B)                   $ (0.06)         $ (0.13)         $ (0.11)        $ (0.30)
                                                         ====================================================================

Outstanding stock options of 251,129 and 192,647 at June 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE F -- SEGMENT INFORMATION:
The Company historically has had two reportable business segments offering distinctive products and services marketed through different channels: (i) a telecom hardware/software segment including the Company's Blackbird'r' Platform product line and related application products and services and development of the Company's Neumobility geo-location wireless software applications; and (ii) the Company's prepaid long-distance phonecard business, which was conducted through Isis. Management evaluates segment performance based upon segment profit or loss before income taxes. There were no inter-company sales of products between the segments.

During the quarter ended December 31, 2002, the Company ceased the development efforts of its Neumobility division and adopted a plan to wind down the operations of Isis. General and administrative costs have been allocated 100% to the Telecom hardware/software segment in 2003 and 2004.

   Three months ended June 30, 2004
   ----------------------------------------------
   (in 000's)                                                  Segments                    Consolidated
                                                  -----------------------------------
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --             --                 --
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($149)             --             ($149)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at June 30, 2004)                            2,405             --              2,405


   Three months ended June 30, 2003
   ----------------------------------------------
   (in 000's)                                                  Segments                    Consolidated
                                                  -----------------------------------
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --            $13                $13
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($325)             20              (305)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at June 30, 2003)                            2,973              1              2,974


   Six months ended June 30, 2004
   ----------------------------------------------
   (in 000's)                                                  Segments                    Consolidated
                                                  -----------------------------------
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --             --                 --
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($270)             --              $(270)
   Expenditures for segment assets                                 --             --                 --


   Six months ended June 30, 2003
   ----------------------------------------------
   (in 000's)                                                  Segments                    Consolidated
                                                  -----------------------------------
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --           $171               $171
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($643)           (37)              (680)
   Expenditures for segment assets                                 --             --                 --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in the Notes to the Consolidated Financial Statements in Item 15 of the Company's 2003 Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

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

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis. As a result, during the quarter ended June 30, 2004, CTS had no current business other than to complete the wind-down of the operations of Isis. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002, 2003 and to date, the Company has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining six months of 2004 the Company will incur costs of approximately $0.3 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash balances as of June 30, 2004 of approximately $2.3 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products

To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis, the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business during December 2002. At June 30, 2004, the Company was in the process of completing the wind-down of its Isis operations.

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

Revenue and Expense

Revenue : The Company had no product or service revenue during the first six months of 2004. During the first six months of 2003, the Company generated revenue through sales of its Isis pre-paid phonecard products. Phonecard revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company maintained an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with FAS 48 - Revenue Recognition When Right of Return

Exists. Estimated returns, along with their costs, were reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

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

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Overview: Total revenue decreased to zero in 2004 from approximately $13,000 in 2003. Net loss was approximately ($149,000), or ($0.06) per basic share, in 2004 compared to approximately ($305,000), or ($0.13) per basic share, in 2003. Operating expenses decreased by approximately $172,000 due to reductions in general and administrative spending as the result of reduced headcount and facilities expenses due to the wind-down of operations.

Revenue: Prepaid phone card revenue decreased 100% to zero in 2004 from approximately $13,000 in 2003 due to the closure of the Isis business. The 2003 revenue was composed primarily of inventory reduction transactions.

Costs and Expenses: Cost of phone cards decreased 100% to zero from in 2004 from approximately $14,000 in 2003. The decrease is volume related.

General and administrative expenses decreased 52% to approximately $158,000 in 2004 from approximately $330,000 in 2003 due to reductions in facility, headcount and other expenses as a result of the wind-down of operations.

Other Income, net: Net other income was approximately $3,000 in both the 2004 and 2003 periods. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income decreased to approximately $6,000 in 2004 from approximately $23,000 in 2003. This decrease is attributable to lower interest rates earned on invested cash in the 2004 period compared to the 2003 period, lower average cash balances on hand in the 2004 period and interest earned on a note receivable outstanding during the 2003 period .

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Overview: Total revenue decreased to zero in 2004 from approximately $171,000 in 2003. Net loss was approximately ($270,000), or ($0.11) per basic share, in 2004 compared to approximately ($680,000), or ($0.30) per basic share, in 2003. Operating expenses decreased by approximately $399,000 due to: reductions of approximately $28,000 in sales and marketing expenses and approximately $371,000 in general and administrative expenses. The reductions in operating expense categories are the result of reduced headcount and facilities expenses due to the wind-down of operations.

Revenue: Prepaid phone card revenue decreased 100% to zero in 2004 from approximately $171,000 in 2003 due to the closure of the Isis business. The 2003 revenue was composed primarily of inventory reduction transactions.

Costs and Expenses: Cost of phone cards decreased 100% to zero from in 2004 from approximately $217,000 in 2003. The decrease is volume related.

Sales and marketing expenses decreased 100% to zero in 2004 from approximately $28,000 in 2003. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of the Isis phonecard business.

General and administrative expenses decreased 56% to approximately $290,000 in 2004 from approximately $661,000 in 2003 due to reductions in facility, headcount and other expenses due to the wind-down of operations.

Other Income, net: Net other income was approximately $6,000 in 2004 compared to approximately $19,000 in 2003. Other income includes gains or losses from sales of equipment and other miscellaneous income items. There was a higher volume of miscellaneous equipment sales in the 2003 period compared to the 2004 period.

Interest Income and Expense: Net interest income decreased to approximately $14,000 in 2004 from approximately $36,000 in 2003. This decrease is attributable to lower interest rates earned on invested cash in the 2004 period compared to the 2003 period, lower average cash balances on hand in the 2004 period and interest earned on a note receivable that was outstanding in the 2003 period.

Liquidity and Capital Resources

The Company's capital requirements have historically consisted of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On June 30, 2004, the Company's cash balance was approximately $2.3 million as compared to approximately $2.7 million on December 31, 2003. The Company's working capital decreased to approximately $2.3 million at June 30, 2004 from approximately $2.5 million at December 31, 2003.

Net cash used in operating activities amounted to $0.3 million in the first six months of 2004, compared to approximately $0.8 million in the comparable 2003 period. The largest factors in this change in 2004 compared to 2003 were the approximately $0.4 million reduction in net loss and changes in balance sheet accounts in the reporting periods. At June 30, 2004, the Company had no commitments for capital expenditures.

Management expects that during the last six months of 2004 the Company will incur costs of approximately $0.3 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations after the wind-down of Isis is complete. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that past revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of June 30, 2004 are sufficient to fund its current cash flow requirements through at least the next twelve months, however unanticipated changes may require additional financing.

Item 3.     Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee of the Company's Isis Telecommunications, Inc. subsidiary ("Isis"), filed a claim in the Superior Court of Massachusetts against Isis, the Company and its Chairman alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. The Company has answered the allegations and intends to vigorously defend the case. Discovery in the case is now closed, and a motion for summary judgment is pending regarding the claims against the Company and its Chairman. The Company is unable to assess the likely outcome of the case.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On October 7, 2002, the Company issued an aggregate of 23,000 shares of its common stock to Lawrence Schoenberg and Joshua Angel, each a director of the Company, in consideration of board services provided to the Company. No sales commissions were paid in connection with these issuances. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On April 10, 2003, the Company issued an aggregate of 45,000 shares of its common stock to Stephen Katz, a director and officer of the Company, in consideration of services provided to the Company as a director and officer. No sales commissions were paid in connection with these issuances. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

On June 10, 2003, the Company issued an aggregate of 45,000 shares of its common stock to Stephen Katz, an officer and director of the Company, in consideration of services provided to the Company as a director and officer, and an aggregate of 45,000 shares of its common stock to Barry J. Beil, Lawrence Schoenberg and Joshua Angel, each a director of the Company, in consideration of board services provided to the Company. No sales commissions were paid in connection with these issuances. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 11, 2004, the Company issued an aggregate of 37,000 shares of its common stock to Stephen Katz, Barry J. Beil, Lawrence Schoenberg and Joshua Angel, each a director of the Company, in consideration of board services provided to the Company. No sales commissions were paid in connection with these issuances. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 4, 2004.

Election of One Class I Director
Joshua Angel was elected as a Class I director of the Company's Board of Directors to hold office until the Company's third annual meeting of stockholders following the election or until his successor is duly elected and qualified. In connection with the election of the Class I director, the voting of stockholders was as follows:

Nominee                           For             Withheld
-------                           ---             --------
Joshua Angel                   1,884,952          149,232

The other directors, whose terms of office continue after the meeting, are Lawrence Schoenberg, Stephen Katz and Barry Beil.

The foregoing matter is described in more detail in the Company's proxy statement dated May 4, 2004 for the 2004 annual meeting of stockholders of the Company, as filed with the Securities and Exchange Commission.

Item 6.     Exhibits and Reports on Form 8-K

         a)       Exhibits
                  Exhibit 31.1      Rule 13a-14(a) Certification

                  Exhibit 31.2      Rule 13a-14(a) Certification

                  Exhibit 32.1      Section 1350 Certification

         b)       Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/ Bruce R. York
                         -----------------
                         Bruce R. York
                         Vice President and Chief Financial Officer
                         August 2, 2004

                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'

The registered trademark symbol shall be expressed as........................'r'