Form 10QSB
period 2004-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2004-11-15
CIK 876378

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number 0-19437
                                                                        -------
      September 30, 2004
      ------------------

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

        20 East Sunrise Highway, Suite 200, Valley Stream, New York 11581
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (516) 568-0100
                                                         --------------


            2815 Second Avenue, Suite 100, Seattle, Washington 98121
            --------------------------------------------------------
                                (Former Address )

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         2,486,770 Common Shares were outstanding as of October 2, 2004.
         ---------------------------------------------------------------

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-QSB

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS........................................................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......9

ITEM 3.   CONTROLS AND PROCEDURES....................................................................12


PART II.  OTHER INFORMATION..........................................................................13

ITEM 1.   LEGAL PROCEEDINGS..........................................................................13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................................14


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in 000's)


                                                                                      September 30,     December 31,
                                                                                          2004              2003
                                                                                                            ----
                                                                                      (unaudited)
                                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                           $    2,211        $    2,651
   Accounts receivable                                                                          0                11
   Prepaid expenses, deposits and other current assets                                         34                13
                                                                                       ----------        ----------

     Total Current Assets                                                                   2,245             2,675

LONG TERM ASSETS HELD FOR SALE                                                                  0                 6

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2004 and 2003                   --                --
                                                                                       ----------        ----------

TOTAL ASSETS                                                                           $    2,245        $    2,681
                                                                                       ==========        ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $       80        $      115
   Payroll related liabilities                                                                 50                61
                                                                                       ----------        ----------

     Total Current Liabilities                                                                130               176
                                                                                       ----------        ----------

Commitments and contingencies                                                                  --                --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,487 shares             25                25
     issued and outstanding in 2004 and 2,450 shares issued and outstanding in 2003

   Additional Paid-in Capital                                                              30,088            30,043
   Accumulated deficit                                                                    (27,998)          (27,563)
                                                                                       ----------        ----------

     Total Stockholders' Equity                                                             2,115             2,505
                                                                                       ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $    2,245        $    2,681
                                                                                       ==========        ==========


-------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)


                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                          -------------------       -------------------
                                           2004         2003         2004        2003
                                          ------       ------       ------      -------
REVENUES
  Phonecards                              $ --         $   25       $ --        $ 196

COSTS AND EXPENSES
  Cost of phonecards                        --           --           --            217
  Sales and marketing                       --              1         --             29
  General and administrative                 170          289          461          950
                                          ------       ------       ------      -------

Total Costs and Expenses                     170          290          461        1,196
                                          ------       ------       ------      -------

LOSS FROM OPERATIONS                        (170)        (265)        (461)      (1,000)

OTHER INCOME (EXPENSE) , net                  (4)          24            3           43

INTEREST INCOME, net                           9           14           23           50
                                          ------       ------       ------      -------

LOSS BEFORE TAX                             (165)        (227)        (435)        (907)

PROVISION FOR INCOME TAX                    --             (1)        --             (1)
                                          ------       ------       ------      -------

NET LOSS                                  $ (165)      $ (226)      $ (435)     $  (906)
                                          ======       ======       ======      =======

BASIC AND DILUTED SHARE DATA:

  Net Loss                                $(0.07)      $(0.10)      $(0.18)     $ (0.40)
                                          ======       ======       ======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic and diluted                     2,450        2,292        2,450        2,292
                                          ======       ======       ======      =======



-------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                   --------------------
                                                                                     2004         2003
                                                                                   -------      -------
OPERATING ACTIVITIES
   Net loss                                                                        $  (435)     $  (906)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                        --            129
       Non cash compensation expense (restricted stock)                                 45           45
       Loss (Gain) on disposal of assets                                                 6          (20)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                           11          325
         Decrease in inventories, net                                                 --             95
         (Increase) Decrease in prepaid expenses and deposits                          (21)          16
         Decrease in accounts payable and accrued liabilities                          (35)        (464)
         Decrease in payroll related liabilities                                       (11)          (8)
         Decrease in deferred revenue and customers' deposits                         --            (29)
                                                                                   -------      -------

NET CASH USED IN OPERATING ACTIVITIES                                                 (440)        (817)

INVESTING ACTIVITIES
   Proceeds from sale of assets                                                       --             36
                                                                                   -------      -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                             --             36
                                                                                   -------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (440)        (781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,651        3,315
                                                                                   -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 2,211      $ 2,534
                                                                                   =======      =======


-------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:
The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Until December 11, 2002 CTS, through its majority-owned subsidiary, Isis Tele-Communications, Inc. ("Isis"), operated as a distributor and a reseller of prepaid long distance and wireless products, primarily in the Boston and Los Angeles metropolitan areas. In addition, until November 9, 2002, CTS, through its Neumobility division, was engaged in the development of geo-location wireless software applications. Neumobility was in the development stage and had no revenue or customers. Through December 31, 2001, CTS was also involved in design, development, marketing, installation and support of integrated information processing and information management systems for the domestic wireless communications industry. On November 9, 2002, CTS ceased development efforts related to Neumobility, and on December 11, 2002 had adopted a plan to wind down the operations of Isis and sell the related net assets, which it has done.

As a result, CTS has no current business. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. As of early 2004 the Company may be considered as a dormant enterprise in accordance with Statement of Financial Accounting Standards No. 7. The Company has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence.

Management expects that during the remaining three months of 2004 the Company will incur costs of approximately $0.20 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of September 30, 2004 of approximately $2.2 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the periods ended September 30, 2004 and September 30, 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                   ------------------------------------------------------------------
                                                        2004             2003            2004             2003
                                                        ----             ----            ----             ----
       Risk-free interest rate                           --              2.2%            3.56%            2.4%
       Dividend yield                                    --              0.0%            0.0%             0.0%
       Volatility factor                                 --              1.62            1.06             1.71
       Expected life of the options (years)              --              4.0              4.0             4.0
       Fair value of options granted during the          --             $0.59            $0.53           $0.62
       period

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):


                                                   Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                                                   September 30, 2004  September 30, 2003 September 30, 2004 September 30, 2003
                                                   ----------------------------------------------------------------------------
Net loss                                                  $ (165)            $ (226)             $ (435)              $ (906)
Add:  Stock-based compensation as reported                     7                 26                  45                   45
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of taxes                                                 (11)               (40)                (99)                (121)
                                                          ------             ------              ------               ------
Net loss - pro forma                                      $ (169)            $ (240)             $ (490)              $ (982)
                                                          ======             ======              ======               ======
Basic and diluted loss per share - as reported            $(0.07)            $(0.10)             $(0.18)              $(0.40)
Basic and diluted loss per share - pro forma              $(0.07)            $(0.11)             $(0.20)              $(0.43)


NOTE C -- WIND-DOWN OF OPERATIONS OF ISIS

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $25,000 and $196,000 for the three-and nine-month periods ended September 30, 2003, respectively, and were primarily composed of inventory liquidation transactions. There was no revenue during the nine months ended September 30, 2004.

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

NOTE E -- LOSS PER SHARE:
The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):


                                                                       Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                        -------------                     -------------
                                                                   2004              2003            2004            2003
                                                                   ----              ----            ----            ----
Net loss  (A)                                                      $ (165)           $(226)          $ (435)         $ (906)
                                                         ====================================================================
Weighted average number of shares outstanding (B)                    2,450            2,292            2,450           2,292
                                                         ====================================================================
Basic and diluted loss per share (A)/(B)                          $ (0.07)          $(0.10)         $ (0.18)        $ (0.40)
                                                         ====================================================================

Outstanding stock options of 191,195 and 188,788 at September 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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


   Three months ended September 30, 2004
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --             --                 --
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($165)             --             ($165)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at September 30, 2004)                       2,245             --              2,245



   Three months ended September 30, 2003
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --            $25                $25
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                          (256)             29              (227)
   Expenditures for segment assets                                 --             --                 --

   Segment assets (at September 30, 2003)                       2,760             23              2,783



   Nine months ended September 30, 2004
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --             --                 --
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($435)             --             ($435)
   Expenditures for segment assets                                 --             --                 --



   Nine months ended September 30, 2003
   ----------------------------------------------
   (in 000's)                                                  Segments
                                                  -----------------------------------      Consolidated
                                                        Telecom HW/SW    Phone cards             Totals
                                                        -------------    -----------             ------
   Revenue from external customers                                 --           $196               $196
   Inter-segment revenue                                           --             --                 --
   Pretax segment loss                                         ($897)           (10)              (907)
   Expenditures for segment assets                                 --             --                 --


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

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis which it has done. As a result, during the quarter ended September 30, 2004, CTS had no current business . Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2002, 2003 and to date, the Company has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during the remaining three months of 2004 the Company will incur costs of approximately $0.2 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has de minimis operations. Accordingly, management believes that its cash balances as of September 30, 2004 of approximately $2.2 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

Revenue and Expense

Revenue : The Company had no product or service revenue during the first nine months of 2004. During the first six months of 2003, the Company generated revenue through sales of its Isis pre-paid phonecard products. Phonecard revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. Revenue is recognized at shipment of product, net of any reserves for estimated returns. The Company maintained an allowance for sales returns of prepaid phonecards (based on estimated returns) in accordance with FAS 48 - Revenue Recognition When Right of Return Exists. Estimated returns, along with their costs, were reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

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

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Overview: Total revenue decreased to zero in 2004 from approximately $25,000 in 2003. Net loss was approximately ($165,000), or ($0.07) per basic share, in 2004 compared to approximately ($226,000), or ($0.10) per basic share, in 2003. Operating expenses decreased by approximately $120,000 due to reductions in general and administrative spending as the result of reduced headcount and facilities expenses due to the wind-down of operations.

Revenue : Prepaid phone card revenue decreased to zero in 2004 from approximately $25,000 in 2003 due to the closure of the Isis business. The 2003 revenue was composed primarily of inventory reduction transactions.

Costs and Expenses:  Cost of phone cards was zero 2004 and 2003.

General and administrative expenses decreased 41% to approximately $170,000 in 2004 from approximately $289,000 in 2003 due to reductions in facility, headcount and other expenses as a result of the wind-down of operations.

Other Income, net: Net other income decreased approximately $28,000 in 2004 from approximately $24,000 in 2003. Other income includes gains or losses from sales of equipment and other miscellaneous income items.

Interest Income and Expense: Net interest income decreased to approximately $9,000 in 2004 from approximately $14,000 in 2003. This decrease is attributable to lower interest rates earned on invested cash in the 2004 period compared to the 2003 period, lower average cash balances on hand in the 2004 period and interest earned on a note receivable outstanding during the 2003 period.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Overview: Total revenue decreased to zero in 2004 from approximately $196,000 in 2003. Net loss was approximately ($435,000), or ($0.08) per basic share, in 2004 compared to approximately ($906,000), or ($0.40) per basic share, in 2003. Operating expenses decreased by approximately $734,000 due to: reductions of approximately $217,000 cost of phone cards, $29,000 in sales and marketing expenses and approximately $489,000 in general and administrative expenses. The reductions in operating expense categories are the result of reduced headcount and facilities expenses due to the wind-down of operations.

Revenue : Prepaid phone card revenue decreased to zero in 2004 from approximately $196,000 in 2003 due to the closure of the Isis business. The 2003 revenue was composed primarily of inventory reduction transactions.

Costs and Expenses: Cost of phone cards decreased to zero from in 2004 from approximately $217,000 in 2003. The decrease resulted from the closing of the Isis business.

Sales and marketing expenses decreased to zero in 2004 from approximately $29,000 in 2003. The decrease in sales and marketing expenses is attributable to headcount decreases and closure of the Isis phonecard business.

General and administrative expenses decreased 49% to approximately $461,000 in 2004 from approximately $950,000 in 2003 due to reductions in facility, headcount and other expenses due to the wind-down of operations.

Other Income, net: Net other income was approximately $3,000 in 2004 compared to approximately $43,000 in 2003. Other income includes gains or losses from sales of equipment and other miscellaneous income items. There was a higher volume of miscellaneous equipment sales in the 2003 period compared to the 2004 period.

Interest Income and Expense: Net interest income decreased to approximately $23,000 in 2004 from approximately $50,000 in 2003. This decrease is attributable to lower interest rates earned on invested cash in the 2004 period compared to the 2003 period, lower average cash balances on hand in the 2004 period and interest earned on a note receivable that was outstanding in the 2003 period.

Liquidity and Capital Resources

The Company's capital requirements have historically consisted of funding software and hardware product development, property and equipment requirements, working capital and the Company's operating expenses. The Company historically has funded these requirements through the sale of common stock (including proceeds from the exercise of warrants and options) and from operating profits in certain periods. On September 30, 2004, the Company's cash balance was approximately $2.2 million as compared to approximately $2.7 million on December 31, 2003. The Company's working capital decreased to approximately $2.1 million at September 30, 2004 from approximately $2.5 million at December 31, 2003.

Net cash used in operating activities amounted to $0.4 million in the first nine months of 2004, compared to approximately $0.8 million in the comparable 2003 period. The largest factors in this change in 2004 compared to 2003 were the approximately $0.5 million reduction in net loss and changes in balance sheet accounts in the reporting periods. At September 30, 2004, the Company had no commitments for capital expenditures.

Management expects that during the last three months of 2004 the Company will incur costs of approximately $0.2 million, primarily related to employee compensation, costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that past revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of September 30, 2004 are sufficient to fund its current cash flow requirements through at least the next twelve months, however unanticipated changes may require additional financing.



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


                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/ Kenneth Block
                         -----------------
                         Kenneth Block
                         Vice President and Chief Financial Officer
                         November 15, 2004






                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'

The registered trademark symbol shall be expressed as........................'r'