Form 10KSB
period 2004-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2005-03-31
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended............................December 31, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from..................to....................

                         Commission File Number 0-19437

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                    11-2962080
------------------------------------        ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

           20 East Sunrise Highway, Suite 200, Valley Stream, NY 11581
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (516) 568-0100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Issuer had no revenue for the Fiscal Year Ended December 31, 2004. As of March 30, 2005, there were 2,486,758 shares of Common Stock, $.001 par value outstanding. As of December 31, 2004 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $1.8 million. The aggregate market value of the Company's stock was calculated using $0.75, the closing price for its Common Stock on December 30, 2004 as reported on the over-the-counter bulletin board.

Documents incorporated by reference in Part III: The Company's definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders.


       Transitional Small Business Disclosure Format Yes _____ No __X__

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-KSB

PART I...............................................................................................3

ITEM 1.   BUSINESS...................................................................................3
ITEM 2.   PROPERTIES................................................................................11
ITEM 3.   LEGAL PROCEEDINGS.........................................................................11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................11


PART II.............................................................................................12

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................12
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....13
ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................18
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......34
ITEM 8A.  CONTROLS AND PROCEDURES...................................................................34


PART III............................................................................................35

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................35
ITEM 10.  EXECUTIVE COMPENSATION....................................................................36
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................36
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................36
ITEM 13   EXHIBITS..................................................................................36
ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES....................................................36

                                     PART I


Item 1    Business

Unless the context otherwise requires, all references to the "Company" or "CTS" in this Annual Report on Form 10-KSB include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

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

On November 9, 2002, CTS ceased development efforts of its Neumobility development project, and on December 11, 2002 adopted a plan to wind down the operations of its Isis Tele-Communications, Inc. subsidiary. The Company has completed the process of winding down its Isis operations including having sold all remaining inventory and collected all non-reserved receivables. As a result, CTS has no current business. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2003, 2004 and to date, management has been and will continue evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that it will be able to raise money on acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire or seek to acquire, and that any acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2005 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has no operations. Accordingly, management believes that its cash balances as of December 31, 2004 of approximately $2.2 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Description of Products sold in 2002 and prior year and Operations through 2004

Prepaid Long-Distance Phonecard Products: The Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business in December 2002. Isis revenue accounted for 100 % of consolidated revenue for 2003.

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

The Blackbird Platform Products: The Company's Blackbird Platform product line included a suite of radio frequency based platform solutions focusing on wireless fraud prevention. It involved various forms of "pre-call" verification to ensure that the use of an analog wireless telephone was legitimate before the device was allowed to connect to a carrier's analog wireless communications network. Blackbird Platform products were initially installed in over 2,000 cell sites in the US by wireless carriers in 1996-1998. As digital wireless communication was adopted, analog fraud decreased, and carriers gradually removed the Blackbird Platform products from service. The final contract expired December 31, 2001, and no revenue was received from the Blackbird Platform product line after that date, nor is any further revenue expected from it.

The Company's Strategy

As a result of the foregoing, the Company currently has de minimis business operations. As such, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present stockholders may experience substantial dilution.

No representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company or its stockholders. To date, the Company has not succeeded in concluding any such future business partnership and there can be no assurance that the Company will be successful in doing so during 2005.

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

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has limited capital with which to provide the owners of business opportunities with any significant cash or other assets. There may be significant post-merger or acquisition registration costs in the event such persons wish to register a portion of their shares for subsequent sale. The Company may also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Forms 8-K and/or SEC registration statements, agreements and related reports and documents.

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

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and stockholders of the Company must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop an economically viable business or that such business is in its development stage and there is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become economically viable or advance beyond the development stage. Certain opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its stockholders.

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

In the event that an acquisition transaction is made utilizing primarily equity securities (as is expected to be the case), the percentage ownership of present stockholders will be diluted, the extent of dilution depending upon the amount so issued. Persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders. Further, if the Company were to issue substantial additional securities in any acquisition transaction, such issuance might have an adverse effect on the trading market in the Company's securities in the future.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market in the Company's securities may have a depressive effect on such market.

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and State tax consequences to the Company and to any target company. Under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. A tax-free reorganization may require the Company to issue a substantial number of its securities in exchange for the securities or assets of a target firm. Accordingly, the proportional interests of the stockholders of the Company prior to such transaction or reorganization may be substantially less than the proportional interest of such stockholders in the reorganized entity. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that Federal and State tax regulations will not change in the foreseeable future and result in the Company incurring a significant tax liability.

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

In the event the Company acquires or merges with a business or business opportunity in certain industries, the Company expects that its business will be subject to various regulations. For example, the telecommunications industry is subject to the provisions of the Telecommunications Act of 1996 and FCC regulations thereunder, as well as applicable laws and regulations of the various states administered by the relevant state authorities. Certain aspects of the Internet industry are also subject to the Telecommunications Act of 1996 and regulations of the FCC. There can be no assurance that the Company would be able to comply with any such regulations. In addition, regulations may be enacted in the future which may have a material adverse effect on the business of the Company.

Product Development

For the years ended December 31, 2004, and 2003, the Company incurred no research and development expenditures. The Company ceased research and development efforts in November 2002 with the announcement that it would stop development efforts on its Neumobility product line.

Sales, Marketing and Distribution

The Company currently has no sales and marketing personnel as all personnel previously employed at its Neumobility division or Isis subsidiary were terminated in late 2002.

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

Employees

As of December 31, 2004, the Company had one part time employee and no full time employees. The Company's employee is not covered by a collective bargaining agreement. The Company may find it necessary to periodically hire part-time clerical, technical or consulting help on an as-needed basis. See also "Business Risks- Dependence on Personnel" below.

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

NO CURRENT BUSINESS OPERATIONS: With no current business operations, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition. There is no assurance the Company's intended merger or acquisition activities will be successful, result in revenue or profit to the Company or result in an increase in the value of its stock. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

HISTORY OF NET LOSSES; ACCUMULATED DEFICIT: The Company incurred net losses of approximately $1.0 million in 2003, $0.4 million in 2004 and forecasts spending approximately $0.3 million in 2005 with no revenue. As of December 31, 2004, the Company had an accumulated deficit of $28.0 million, the majority of which accumulated during the three years ended December 31, 1998. With the announcements in late 2002 of the closures of the Isis subsidiary and Neumobility division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future. Past revenue levels should not be considered indicative of future operating results. Operating results for future periods are subject to numerous risks and uncertainties, including those specified elsewhere in this report. If the Company is not successful in addressing such risks and uncertainties, the Company's business, financial condition and results of operations will be materially adversely affected.

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

Only a limited trading market for the Company's common stock currently exists. The market price of the common stock, which currently is listed on the Over The Counter Bulletin Board ("OTCBB") under the symbol CTSC.OB, has, in the past, fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's common stock. The actions of any of these market makers could substantially impact the volatility of the Company's common stock.

NASDAQ LISTING REQUIREMENTS: The Company began trading on the Nasdaq SmallCap Market System ("SCM") on June 14, 2002. The Company's common shares continued to trade below $1.00, a violation of the listing requirements of the Nasdaq SCM. On November 1, 2002 the Company received a notice from Nasdaq giving the Company a 180-day period, until April 30, 2003, in which to demonstrate compliance. On May 1, 2003 the Company received a notice from Nasdaq that since the Company had not regained compliance with the minimum $1.00 closing bid price per share requirement as set forth in Marketplace Rule 4310(c)(4), its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on May 12, 2003. Nasdaq additionally noted that its Staff may have otherwise determined to delist the Company's shares under Marketplace Rules 4300 and 4330(a)(3) since the Company was currently in the process of winding down its previous businesses and had de minimis other operations. After reviewing its options, the Company's management and directors determined that the Company would not seek a hearing to appeal this determination nor seek a reverse stock split of its shares. Effective May 12, 2003, the Company's shares began trading as over the counter securities on the OTCBB under the symbol CTSC.OB. This delisting of the Company's common stock could adversely affect the liquidity of the shares held by its stockholders and could severely restrict any ability the Company may have to raise additional capital.

PENNY STOCK RULES: The Company's common stock currently trades on the OTCBB. The stock may be subject to other rules including an SEC rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of stockholders to sell their shares in the secondary market. In addition, SEC rules impose additional sales practice requirements on broker/dealers who sell penny securities. These rules require a summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealer's duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer's rights and remedies in cases of fraud in penny stock transactions; and the NASD's toll free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The additional burdens imposed upon broker/dealers by such requirements may discourage broker/dealers from effecting transactions in the common stock, which could severely limit the market for the Company's common stock

COMPETITION FOR BUSINESS OPPORTUNITIES: The Company is aware that there are many other companies with limited assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and may be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination and there can be no assurance the Company will be able to acquire a business opportunity on terms favorable to the Company.

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

The Company may be subject to claims arising out of content and materials posted in chat rooms or bulletin boards. The Company's commercial liability insurance may not provide adequate protection against these types of claims.

Any new legislation or regulation or new applications of existing laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

TAXATION: In any acquisition or merger the Company may undertake, attention will be focused upon federal and state tax consequences to both the Company and the "target" company. Presently, under Section 368 of the Code, a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. While the Company expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Company and the "target" company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. Additionally, there can be no assurance that the Company's net operating loss carryforwards will be fully available to offset any future taxable income generated by the Company. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have substantial adverse effect on the Company.

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

ISSUANCE OF SHARES IN MERGER OR ACQUISITION: Any acquisition effected by the Company may result in the issuance of additional Common Stock or Preferred Stock without stockholder approval and may result in substantial dilution in the percentage of the Company's securities held by the Company's then-stockholders. Moreover, the Common Stock or Preferred Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non arm's-length basis by management of the Company, resulting in an additional reduction in the percentage of securities held by the Company's then-stockholders.

DEPENDENCE ON PERSONNEL; ADEQUATE STAFFING LEVELS AND MANAGEMENT OF GROWTH:

As the Company has no current business operations, its current staffing level of one part-time employee is adequate to manage the day to day operations. If the Company merges with or acquires another business, the staffing levels will be reassessed.

INTERNATIONAL OPERATIONS: To the extent that the Company acquires or merges with an entity which pursues sales opportunities for its products and services in international markets, the Company is and will remain subject to all the risks inherent in international sales activities, such as lengthy sales cycles, high costs of sales, changes in export, import, tariff and other trade regulations, currency exchange rates, foreign tax laws and other legal, economic and political conditions. There can be no assurance that the occurrence of any of the foregoing will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, the laws of certain foreign countries do not protect the Company's intellectual property to the same extent as the laws of the United States. See "Proprietary Rights" (below). In certain international markets, the Company may need to modify its products or develop new or additional products to adapt to the different standards utilized in such markets. There can be no assurance that the Company's marketing efforts and technological enhancements will result in successful commercialization or market acceptance or penetration in such international markets. If the Company is unable to adequately anticipate and respond to marketing or technological requirements in the international marketplace, the Company's business, financial condition and results of operations could be materially adversely affected.

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


Item 2.   Description of Property

The Company is currently utilizing the Chairman's office as its Corporate Office, at no charge.


Item 3.   Legal Proceedings

From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts against the Company, its Chairman, and Isis, alleging, among other things, that the Company breached a purchase agreement and a related employment contract. During December 2004, the Court dismissed all claims against the Company and its Chairman. The Court has scheduled a trial as to those remaining claims for June 6, 2005.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The following table sets forth, for each quarter during the period from January 1, 2003 through May 9, 2003 the reported high and low sales prices of the Company's Common Stock on The Nasdaq Stock Market (SmallCap System) ("SCM") and for each quarter from the period from May 12, 2003 through December 31, 2003 and for the period from January 1, 2004 through December 31, 2004 the reported high and low sales prices of the Company's Common Stock on the Over The Counter Bulletin Board ("OTCBB") (Symbol: "CTSC.OB").

                                                          Sales Price
                                                          -----------
                                                     High              Low
                                                     ----              ---
          2003
          ----
          First Quarter                             $ 0.87            $ 0.65
          Second Quarter                              0.82              0.52
          Third Quarter                               0.80              0.60
          Fourth Quarter                              0.84              0.66
          2004
          ----
          First Quarter                               0.78              0.72
          Second Quarter                              0.80              0.72
          Third Quarter                               0.80              0.73
          Fourth Quarter                              0.76              0.68



As of December 31, 2004, the number of holders of record of the Company's Common Stock was 207, and the number of beneficial stockholders was estimated to be in excess of 3,000. There were no dividends paid or other distributions made by the Company with respect to its Common Stock during 2004 or 2003 and the Company has no plans for any such payments in the future.

On June 11, 2004, the Company issued 9,250 shares of its common stock each (totaling 37,000 shares) to Lawrence Schoenberg, Joshua Angel, Barry Beil and Stephen Katz, directors of the Company, in consideration of board services provided to the Company. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6.   Management's Discussion and Analysis or Plan of Operations

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note A in the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB. Actual results may differ from these estimates under different assumptions or conditions.


Basis of Accounting

On November 9, 2002, the Company ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis and liquidate the related net assets, which it has done. As a result, the Company currently has no business. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. Further, management believes that its cash balances as of December 31, 2004 of approximately $2.2 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence for the foreseeable future and is not subject to imminent liquidation.

Revenue Recognition

Historically, the Company has generated revenues through three sources: (1) prepaid phonecard sales, (2) systems revenues, consisting primarily of bundled hardware and software products, and (3) services revenues, consisting primarily of hardware and software maintenance and related support services. There were no systems revenues recognized after December 31, 2000, no service revenues recognized after December 31, 2001, and no phonecard sales after December 31, 2003.

Historically, Phonecard revenues were recognized upon shipment, net of estimated returns. Costs of goods sold for phonecards include related shipping and handling costs. Phonecard revenues were recorded on a gross basis, with costs payable to card providers included in the costs of the phonecards, in accordance with EITF Issue No. 99-19, because the Company was the primary obligor in the arrangement, bears inventory and credit risk, had discretion over pricing, and is involved in the determination of the products to be marketed.

Service revenues were recognized ratably over the period that maintenance coverage was provided. Prepaid or allocated maintenance and services were recorded as deferred revenues.


Allowance for Sales Returns

Historically, the Company maintained a provision for estimated sales returns of prepaid phonecards. The Company recorded a provision for estimated sales returns in the same period as the related revenues were recorded. These estimates were based on historical sales returns, analysis of credit memo data and other known factors. The Company also reduced cost of goods sold and increases inventory by the estimated costs of the sales returns. If the historical data the Company used to calculate these estimates did not properly reflect future returns, reported revenue could be overstated.


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

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis, which it has done. As a result, as of December 31, 2004 CTS has no current business. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2003, 2004 and to date, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2005 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has no operations. Accordingly, management believes that its cash balances as of December 31, 2004 of approximately $2.2 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products: To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its majority-owned subsidiary, Isis Tele-Communications, Inc., the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business in December 2002. At December 31, 2004, the Company had completed the winding down of its Isis operations.

Revenue and Expense

Revenue

During 2003, the Company generated revenue through sales of its Isis pre-paid phonecard products. The Company had no revenue in 2004.

Prepaid phone-card revenue is comprised of wholesale and retail sales of prepaid local, long-distance and wireless products. The revenue is recognized at shipment of product, net of reserves for estimated returns. The Company maintained an allowance for sales returns for prepaid phonecards based on estimated returns in accordance with SFAS 48, "Revenue Recognition When Right of Return Exists". Estimated returns, along with their costs, were reflected as a reduction in sales and cost of goods sold, respectively, and reflected as a reduction in accounts receivable and an increase in inventory, respectively.

Service revenue There was no service revenue in 2003 or 2004.

Costs and Expenses

Costs of phonecards  were primarily comprised of prepaid phonecard costs

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

Research and development expenditures included the costs for research, design, development, testing, preparation of training and user documentation and fixing and refining features for the software and hardware components included in the Company's products and services.

Year ended December 31, 2004 compared to year ended December 31, 2003

Overview

Total revenues decreased 100% to zero in 2004 from $231,000 in 2003. Net loss was 444,000 or $0.18 per share, compared to a net loss of $967,000 or $0.42 per share in 2003. The decrease in consolidated revenues was a result of the wind-down of the Company's prepaid phonecard segment (Isis) as described below under "Revenue".

The $523,000 decrease in net loss for 2004 in comparison to 2003 is due to the completion of the wind down of all operations.

Revenue

Prepaid phonecard revenue decreased to zero in 2004, from $231,000 in 2003. The decrease is due to the closure of the phonecard business in late 2002. The sales in 2003 were completed in order to transition previous customers to new vendors and to sell inventory on hand.

Costs and expenses

Cost of phonecards decreased to zero in 2004 from $182,000 in 2003 and due to the wind-down of the Isis business.

Sales and marketing expenses decreased to $0 in 2004 from $9,000 in 2003. The decrease in sales and marketing expenses is attributable the completion of the wind down of ISIS and the cessation of the Neumobility development program.

General and administrative expenses decreased 42% to $473,000 in 2004 from $1,109,000 in 2003, primarily due to significant headcount and overhead reductions as compared to the prior year.

Other Income (Expense), net

Net other income decreased to zero in 2004 from income of $46,000 in 2003. Other income includes gains or losses from sales of equipment and other miscellaneous income items.


Interest Income, net

Net interest income decreased to $29,000 in 2004 from $57,000 in 2003. This decrease is attributable to lower interest rates earned on invested cash balances in the current year compared to prior year and lower cash balances on which interest was earned.


Income Tax Expense

The Company recognized income tax expense of $0.0 in 2004, compared to an income tax expense of $1,000 in 2003.

Liquidity and Capital Resources

The Company's working capital decreased to $2.1 million at December 31, 2004 from $2.5 million at December 31, 2003.

Net Cash used in operating activities amounted to $0.5 million in 2004, compared to $0.7 million in 2003 and related to the net loss

Net cash provided by (used in) investing activities totaled zero in 2004, and $40,000 in 2003. The 2003 amount related primarily to proceeds from sales of assets. At December 31, 2004, the Company had no commitments for capital expenditures.

Net cash provided by financing activities was $0.0 during each of 2004 and 2003.

Off-Balance Sheet Arrangements, Aggregate Contractual Obligations, Certain Trading Activities and Transactions with Related and Certain Other Parties

The Company has no disclosed or undisclosed off-balance sheet arrangements. The Company has no current future operating lease commitments. The Company has no purchase obligations, long-term debt or liabilities, capital lease obligations, operating leases or other long-term liabilities. The Company has not engaged in any trading activities involving non-exchange traded commodity contracts. The Company has no material transactions with related parties or other parties able to negotiate terms that would be more favorable than those available to clearly independent third parties.

Operating Trends

The Company's Blackbird customer contracts were not renewed at the end of 2001, and the Company does not anticipate any future revenue from any Blackbird products. Further, on November 9, 2002, CTS ceased development efforts of its Neumobility division, and on December 11, 2002 the company committed to a plan to wind down the operations of Isis, which it has done. As a result, the Company currently has no business. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2003, 2004 and to date, the Company has been and will be evaluating alternative businesses and strategic acquisitions. There is no assurance that such alternative businesses and strategic acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2005 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of December 31, 2003 of approximately $2.2 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

There can be no assurance that the Company's operations will be profitable on a quarterly basis in the future or that past revenue levels can be achieved, sustained or enhanced. Past and existing revenue levels should not be considered indicative of future operating results. The Company will use its cash and cash flow to cover operating expenses for general and administrative activities, potential acquisitions that may arise, and for other general corporate purposes.

Item 7.   Financial Statements


The following financial statements of Cellular Technical Services Company, Inc. are included as required to be filed by Item 7.

Report of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm................               19
Consolidated Balance Sheets at December 31, 2004 and 2003..........................................               20
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003...............               21
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003...............               22
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003.....               23
Notes to Consolidated Financial Statements.........................................................               24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
===============================================================================


To The Board Of Directors And Stockholders Of Cellular Technical Services Company, Inc.
Valley Stream, New York

We have audited the accompanying consolidated balance sheets of Cellular Technical Services Company, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson, Inc.


Stonefield Josephson, Inc.
Certified Public Accountants
March 29, 2005

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (in 000's)

                                                                                          December 31,     December 31,
                                     ASSETS                                                   2004             2003

CURRENT ASSETS
   Cash and cash equivalents                                                             $        2,199   $       2,651
   Accounts receivable                                                                                0              11
   Prepaid expenses, deposits and other current assets                                                0              13
                                                                                         ---------------  --------------

     Total Current Assets                                                                         2,199           2,675

LONG TERM ASSETS HELD FOR SALE                                                                        0               6

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2004 and 2003                         --              --
                                                                                         ---------------  --------------

TOTAL ASSETS                                                                             $        2,199   $       2,681
                                                                                         ===============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                              $           86   $         115
   Payroll related liabilities                                                                       --              61
                                                                                         ---------------  --------------

     Total Current Liabilities                                                                       86             176
                                                                                         ---------------  --------------

Commitments and contingencies                                                                        --              --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding

   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,487 shares issued            25              25
     and outstanding in 2004 and 2,450 shares issued and outstanding in 2003
   Additional Paid-in Capital
                                                                                                 30,095          30,043
   Accumulated deficit                                                                          (28,007)        (27,563)
                                                                                         ---------------  --------------

     Total Stockholders' Equity                                                                   2,113           2,505
                                                                                         ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $        2,199   $       2,681
                                                                                         ===============  ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)



                                                     Year Ended December 31,

                                                  2004               2003
REVENUES

  Phonecards                                $           --     $          231
                                            --------------     --------------

COSTS AND EXPENSES

  Cost of phonecards                                    --                182

  Sales and marketing                                   --                  9

  General and administrative                           473              1,109

Total Costs and Expenses                               473              1,300

LOSS FROM OPERATIONS                                 (473)             (1,069)

OTHER INCOME, net                                                          46

INTEREST INCOME, net                                    29                 57

LOSS BEFORE TAX                                       (444)              (966)

PROVISION FOR INCOME TAX                                --                 (1)

NET LOSS                                    $         (444)    $         (967)

BASIC AND DILUTED SHARE DATA:

(LOSS) PER SHARE - Basic & Diluted          $        (0.18)    $        (0.42)


  Weighted Average Shares Outstanding-Basic and
                    Diluted                          2,470              2,292



----------

The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)

                                                                                                    Year Ended
                                                                                            2004                 2003

OPERATING ACTIVITIES
   Net loss                                                                           $          (444)     $          (967)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                                     --                  129
       Non cash compensation expense (restricted stock)                                            52                   69
       Loss (Gain) on disposal of assets                                                            6                  (24)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                                      11                  514
         Decrease in inventories, net                                                              --                   95
         Decrease in prepaid expenses and deposits                                                 13                   45
         Decrease in accounts payable and accrued liabilities                                     (29)                (529)
         Decrease in payroll related liabilities                                                  (61)                  (7)
         Decrease in deferred revenue and customers' deposits                                      --                  (29)
                                                                                      -----------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                            (452)                (704)
                                                                                      -----------------    ------------------

INVESTING ACTIVITIES
               Proceeds from sale of assets                                                        --                   40
                                                                                      -----------------    ------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                          --                   40
                                                                                      -----------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (452)                (664)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  2,651                3,315
                                                                                      -----------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $           2,199      $         2,651
------------------------------------------------------------------------------------- ----------------- -- ------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (In 000's)

                                            Common Stock                 Additional
                                  ---------------------------------       Paid-in              Accumulated
                                      Shares            Amount            Capital                 Deficit           Total
                                  ----------------   --------------   -----------------    -------------------  --------------

Balance, December 31, 2002               2,292       $      23        $     29,976         $       (26,596)     $      3,403

Restricted stock for services              158               2                  67                      --                69
rendered

Net loss                                    --              --                  --                    (967)             (967)
                                                                                           -------------------  --------------

Balance, December 31, 2003               2,450       $      25        $     30,043         $       (27,563)     $      2,505
                                  ----------------   --------------   -----------------    -------------------  --------------

Restricted stock issued for                 37                                  52                                        52
services rendered
                                  ================   ==============   =================    ===================  ==============

Net Loss                                    --              --                  --                    (444)             (444)
                                  ================   ==============   =================    ===================  ==============

Balance, December 31, 2004               2,487       $      25        $     30,095         $       (28,007)     $      2,113
                                  ================   ==============   =================    ===================  ==============


The accompanying footnotes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

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

Management expects that during 2005 the Company will incur costs of approximately $0.3 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has no operations. Accordingly, management believes that its cash balances as of December 31, 2004 of approximately $2.2 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

Fair Values of Financial Instruments

At December 31, 2004 the Company has the following financial instruments: cash and cash equivalents, long-term stock investment, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The estimated fair value of the stock investment was determined based on a review by members of senior management of qualitative and quantitative factors, including periodic financial statements of the investee and an appraisal performed by an independent appraiser, and is approximately equal to its carrying value after an impairment write-down in 2002.

Diversification of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash investments. Credit risk from cash investments is managed by diversification of cash investments among institutions and by the purchase of investment-grade commercial paper securities. The estimated fair values of the securities approximate cost.

Inventories

The Company has no inventory.

Property and Equipment

The Company has disposed of all of its Property & Equipment.

Long-Term Investment

The Company accounted for its investment in TruePosition, Inc. under the cost method, as the Company did not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluated whether the declines in fair value of its investment are other-than-temporary. This evaluation consisted of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company received periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determined the fair value of the investment had an other-than-temporary decline, an impairment write-down was recorded. There were no impairments in 2003 or 2004. (See Note E)

Revenue Recognition

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

Advertising and Marketing Expense

All costs related to marketing and advertising of the Company's products are expensed in the periods incurred. Advertising expense was zero for the years ended December 31, 2004, and 2003.

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

Net Loss Per Share

Basic loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities by including other common stock equivalents (i.e. stock options) in the weighted average number of common shares outstanding for a period, if dilutive. Outstanding stock options of 192,800 and 188,660 at December 31, 2004 & 2003, respectively, were excluded from the computation of dilutive earnings per share because their effect was anti-dilutive. Weighted average restricted shares outstanding, net of treasury stock method, of 32,405 for the years ended December 31, 2004 and 2003, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

Comprehensive Income

The Company has no items of other comprehensive income or loss, and accordingly, a statement of comprehensive income has not been presented.

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which has been updated by SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during 2004 and 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003.

                                                           2004        2003
                                                        ----------  -----------
       Risk-free interest rate                             3.6%        2.4%
       Dividend yield                                      0.0%        0.0%
       Volatility factor                                   1.06%       1.70
       Expected life of the options (years)                 4.0        4.0
       Fair value of options granted during the year       $0.53      $0.62


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting periods. The Company's pro forma information follows (in 000's, except per share amounts):

                                                                    2004             2003
                                                                --------------   -------------
Net income (loss)                                               $        (444)   $        (967)
Add:  Stock-based compensation as reported                                 57               69
Deduct: Total stock-based compensation expense determined                 159              163
under fair value method for all awards, net of taxes
                                                                --------------   -------------
Net income (loss) - pro forma                                   $        (546)   $      (1,061)
                                                                ==============   =============
Basic earnings (loss) per share - as reported                   $       (0.18)   $       (0.42)
Basic earnings (loss) per share - pro forma                     $       (0.22)   $       (0.46)
Diluted earnings (loss) per share - as reported                 $       (0.18)   $       (0.42)
Diluted earnings (loss) per share - pro forma                   $       (0.22)   $       (0.46)

There was no compensation expense related to stock option grants recorded by the Company during the years 2004 and 2003. In 2004 and 2003 the Company recorded $57,000 and $69,000 in compensation expense related to restricted stock grants, respectively.

Stockholders approved the Company's 2002 Stock Incentive Plan at the June 5, 2003 Annual Meeting. The Company has issued 158,000 shares of restricted stock vesting in 2003 and 2004, and 37,000 shares of restricted stock vesting in 2004 and 2005, to its directors. The fair market value of the stock issued was $0.66 per share on June 5, 2003 and $0.73 per share on June 8, 2004. Compensation expense equal to the fair value of the stock on the measurement date (the date of stockholder approval) is being recognized over the stock vesting period (one year). Deferred stock compensation equal to the remaining compensation expense to be recognized over the stock vesting period has been recognized as Common Stock on the balance sheet, offset by deferred stock compensation of $13,505 included in additional paid-in-capital in stockholders' equity.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The Company will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Management is evaluating the impact of the adoption of SFAS 123(R).

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

Wind-down of past business segments; Future business plans: The Company has ceased its development efforts of geo-location wireless software platform and applications and completed the wind down of the operations of its Isis prepaid phonecard business. There can be no assurance that the Company will find profitable replacement businesses, which could have a material adverse effect on the Company.

Legal proceedings: From time to time, the Company is involved with or could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts ("the Court") against the Company its Chairman, and Isis, alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. During December 2004, the Court dismissed all claims against the Company and its Chairman. The Court has scheduled a trial as to those claims against Isis for June 6, 2005. Management intends to vigorously defend this action and is of the opinion that the claims against Isis are without merit.

NOTE C-LONG TERM INVESTMENT:

In November 1999, the Company invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. ("KSI"). The Company also received warrants to purchase KSI common stock in connection with this investment. All of the outstanding stock of KSI, Inc. was acquired by TruePosition, Inc., a subsidiary of Liberty Media Corporation, ("Liberty Media") in August 2000. Prior to the acquisition, the convertible note was exchanged for KSI common stock. The Company exercised warrants and purchased additional KSI common stock for approximately $754,000. The Company's investment in KSI common stock was exchanged for TruePosition common stock on the date of the acquisition. The Company accounts for the investment in TruePosition using the cost method. In December 2002 the Company received certain valuation information from TruePosition, indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the current fair value of the Company's investment in the net equity of TruePosition. TruePosition's operations have required significant infusions of cash by Liberty Media to date, and have not generated significant revenues. The Company's investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock in late 2002. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

NOTE D - COMMITMENTS AND CONTINGENCIES:

As of December 31, 2003, the Company leased office space under a month-to-month, verbal arrangement. During October 2004, the company ceased operations in Seattle and moved its records to its Chairman's office in New York. At December 31, 2004, there is no current rent expense incurred by the Company. Amounts charged to operations under all lease and rental agreements totaled approximately $17,000 and $200,000 in 2004 and 2003, respectively.

NOTE E- EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company has adopted an Employee Retirement Savings Plan covering substantially all employees who have been employed for at least one month and meet certain age and eligibility requirements. Each eligible employee may contribute up to 15% of his or her compensation per year, subject to a maximum limit imposed by federal tax law, into various funds. Under current plan provisions, matching contributions are made by the Company equaling two-thirds of the employee's contribution, subject to a maximum of 6% of compensation contribution by the employee. Company contributions charged to costs and expenses totaled approximately $5,000, and $42,000 in 2004 and 2003, respectively.

NOTE F - INCOME TAXES:

At December 31, 2004, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $53.6 million which begin to expire in 2007, and research and development tax credits of approximately $1.2 million that began to expire in 2003. Approximately $27,000 and $7,000 of the $1.2 million expired in 2004 and 2003 respectively. A portion of the net operating loss carryforward (approximately $28 million) is attributed to the stock option deduction, the tax effect of which will be credited to additional paid-in capital when realized. Certain net operating loss carryforwards of the Company are subject to limitations imposed by Section 382 of the Internal Revenue Code because there was an ownership change of greater than 50% in the Company during 1991.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                                              December 31,     December 31,
                                                                                  2004             2003
                                                                            ----------------- ----------------
    Deferred tax assets:
       Net operating loss carryforwards                                     $       18,280    $      18,155
       Research and development credits                                              1,217            1,244
       AMT credits                                                                      53               53
       Depreciation on tax returns lower than financial statements, net                161              161
                                                                            ----------------- ----------------

           Total deferred tax assets                                                19,711           19,613

           Valuation allowance                                                     (19,711)         (19,613)
                                                                            ----------------- ----------------

    Net deferred tax assets                                                 $           --    $          --
                                                                            ================= ================

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

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows (in 000's):

                                                                            Year Ended December 31,
                                                                       ----------------------------------
                                                                            2004              2003
                                                                       ---------------- -----------------
Income tax provision (benefit) at statutory rate of 34%                $      (149)     $      (329)
Utilization of net operating loss carryforwards                                 --               --
Losses producing no current tax benefit                                        149              329
Alternative minimum tax provision (refunds)                                     --               --
State income taxes                                                              --                1
                                                                       ---------------- -----------------
Income taxes provision (benefit), current                              $        --      $         1
                                                                       ================ =================

NOTE G- STOCKHOLDERS' EQUITY:

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

Information with respect to the Company's stock options is as follows (in 000's, except per share amounts):

                                                      Shares Under                     Option               Weighted Ave.
                                                         Option                        Prices              Exercise Price
                                                    ---------------   ---------------------------------   ----------------
       Balance, January 1, 2003                             236             $  0.99     -     $  188.75            $ 8.17
       Granted                                               26                0.66     -          0.70              0.69
       Canceled                                            (73)                0.69     -        109.38              5.77
                                                    ----------------  --------------      --------------  ----------------
       Balance, December 31, 2003                           189                0.66     -        188.75              8.09
       Granted                                               64                0.72     -          0.73              0.73
       Canceled                                             (60)               0.70     -          8.00              2.38
                                                    ----------------  --------------      --------------  ----------------
       Balance, December 31, 2004                           193                0.66     -        188.75              8.17
                                                    ----------------  ==============      ==============  ================
       Exercisable at December 31, 2004                     120
                                                    ================
       Available for grant at December 31, 2004             196
                                                    ================
       Common Stock reserved for future issuance            389
                                                    ================

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2004 (in 000's except per share amounts):

                                                Options Outstanding                         Options Exercisable
                                 --------------------------------------------------------------------------------------
                                                     Weighted-
                                                      Average
                                                     Remaining                                           Weighted-
                                      Number        Contractual   Weighted-Average        Number          Average
  Range of Exercise Prices         Outstanding         Life        Exercise Price      Exercisable     Exercise Price
-----------------------------------------------------------------------------------   ---------------------------------
$     0.66   -      $0.99                  78            9.13          $  0.76                  9          $  0.84
      1.91   -       3.75                  30            5.94             2.77                 26             2.77
      8.00   -       8.38                  71            5.46             8.01                 71             8.01
     11.34   -      29.69                  11            4.98            13.31                 11            13.31
    175.00   -     188.75                   3            1.80           180.16                  3           180.16
                                 -----------------                                    ----------------
$     0.66   -    $188.75                 193            6.93          $  7.43                120          $ 11.37
                                 =================                                    ================

Shares under options that were exercisable at December 31, 2003 were 113,000. Average exercise prices for options that were exercisable at December 31, 2003 were $11.46.

On June 11, 2004, the Company issued 9,250 shares of its common stock each (totaling 37,000 shares) to Lawrence Schoenberg, Joshua Angel, Barry Beil and Stephen Katz, directors of the Company, in consideration of board services provided to the Company. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

NOTE H -ACQUISITION OF NEW ENGLAND TELECOM, INC.

On August 10, 2000, the Company announced the acquisition of substantially all of the assets of New England Telecom, Inc. ("NET") through Isis. The agreement included the purchase of approximately $135,000 in inventory of prepaid phonecards, an employment agreement with the principal NET shareholder, and a two-year earn-out period. The earn-out is calculated on a quarterly basis whereby the former shareholder can earn up to 50% of net profits of the former business, as defined in the agreement, with a maximum contingent total payout of $1.5 million. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of NET's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price was equal to the value of the inventory assets purchased. There were no liabilities assumed in the transaction. The agreement also provided for 20,000 stock options of Isis to be granted to the former NET shareholder for his employment services with the Company, with a three-year vesting period. Any additional purchase price payments made based on net profit during the earn-out period, as defined in the agreement, have been capitalized as goodwill. Through December 31, 2001, a total of $130,000 was capitalized. During June 2001, employment of the former shareholder was terminated for breach of his employment contract. At that time all options granted to him were cancelled, as they had not yet vested. In October 2001, the former shareholder filed a claim against the Company, its Chairman, and Isis alleging, among other things, that the Company breached the purchase agreement and the employment contract. During December 2004, the Court dismissed all claims against CTS and its Chairman. The Court has scheduled a trial as to those remaining claims for June 6, 2005.

NOTE I- SEGMENT INFORMATION

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

                                                                          Segments
       Year ended December 31, 2004
       ----------------------------                                                                      Consolidated
       (In 000's)                                                  Telecom HW/SW        Phonecards             Totals
                                                                   -------------        ----------             ------
       Revenue from external customers                                        --                --                 --
       Depreciation and amortization expense                                  --                --                 --
       Pretax segment loss                                                 $(444)               --              $(444)
       Income tax expense                                                     --                --                 --
       Expenditures for segment assets                                        --                --                 --
       Segment assets                                                      2,199                --              2,199


       Year ended December 31, 2003
       ----------------------------
       (In 000's)
       Revenue from external customers                                        --              $231               $231
       Depreciation and amortization expense                                $129                --                129
       Pretax segment loss                                                (1,023)               56               (967)
       Income tax expense                                                      1                --                  1
       Expenditures for segment assets                                        --                --                 --
       Segment assets                                                      2,680                 1              2,681


NOTE J- TERMINATION OF NEUMOBILITY DEVELOPMENT AND WIND-DOWN OF OPERATIONS OF
ISIS

During the fourth quarter of 2002 the Company made the decision to cease development efforts of the Neumobility platform and applications division. This was due to the uncertainty in both timing and magnitude of future revenue streams combined with the large continuing investment required to sustain, market and support the products. As a result of this decision, in the fourth quarter of 2002 the Company recorded an impairment loss on property and equipment of Neumobility of approximately $76,000, wrote off prepaid software maintenance contracts of approximately $26,000 and terminated all employees of Neumobility. Termination benefits were approximately $80,000 and were all paid before December 31, 2002. Neumobility was a part of the Company's telecom hardware/software segment. No revenues were ever reported from the Neumobility platform. Net earnings (losses) before tax of the telecom hardware and software segment, including the operations of Neumobility in the years ended December 31, 2004 and 2003 were losses of $0 and $4.4 million in 2004 and 2003, respectively.

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were approximately $0 and $0.2 million in 2004, and 2003, respectively. Net earnings (losses) before tax of Isis were approximately $0 and $0.1 million in 2004 and 2003 respectively. Revenues of Isis for the year ended December 31, 2003 and were primarily composed of inventory liquidation transactions.

On December 11, 2002, the Company and GTS Prepaid, Inc. ("GTS"), a non-affiliated company, entered into an agreement whereby the Company agreed to
(i) transfer to GTS on a consignment basis a portion of its inventory of pre-paid phone cards and (ii) authorize GTS to act as its agent to collect certain accounts receivable. The transaction closed on January 7, 2003. GTS and the Company agreed that GTS would pay to the Company an agreed upon sales price for each of the prepaid phone cards it sold and all accounts receivable collected in installments. On April 8, 2003 GTS and the Company entered into an agreement, in accordance with which GTS would make weekly payments to the Company of $7,745, including interest at 15% per annum, until the amount owed by GTS was repaid in full. The obligation was secured by a second lien on GTS' assets. At December 31, 2003 the note had been paid in full to CTS and the balance owed by GTS to the Company was zero. At December 31, 2003 GTS did not hold any inventory owned by the Company on a consignment basis as all inventories previously held by GTS were sold, fully collected and proceeds were remitted to the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its independent accountants during the periods ended December 31, 2004 and 2003. On August 28, 2003, the Company reported on Form 8K, Item 4 that Ernst & Young LLP ("E&Y") was resigning as the Company's independent auditor. On November 10, 2003 the Company reported on Form 8K, Item 4 that the Audit Committee of its Board of Directors (the "Audit Committee") had appointed Stonefield Josephson, Inc. ("Stonefield") as its new independent auditor.

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

Stonefield has reviewed the disclosures contained in this Form 10-KSB. The Company has advised Stonefield that it has the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission concerning any new information, clarifying the Company's disclosures herein, or stating any reason why Stonefield does not agree with any statements made by the Company in this report. Stonefield has advised the Company that nothing has come to its attention which would cause it to believe that any such letter was necessary.

Item 8A.  Controls and Procedures

As of the end of the fiscal year ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

There were no changes in the Company's internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The name, age, position with the Company and other information with respect to each of its directors and executive officers is as set forth below.

                                                                                                   Year First     Term of
                                                                                                   ----------     -------
Name                            Age                     Position with Company                        Elected      Office
---------------------           ---           -----------------------------------------             ---------     ------
Stephen Katz                    61   Chairman of the Board of Directors, Chief Executive Officer      1988          2006
                                     and Acting President
Lawrence Schoenberg             72   Director                                                         1996          2005
Joshua J. Angel                 68   Director                                                         2001          2007
Barry J. Beil                   58   Director                                                         2003          2005
Kenneth Block                   58   Vice President, Chief Financial Officer and Secretary             --            --

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

Kenneth Block joined the Company in September 2004 as Secretary and Chief Financial Officer. Since 1991 Mr. Block has been the controller of Shadybrook Charter Corp. and Sunrise Charter Management Corp., each of which is a real estate management company. Mr. Block graduated from Bernard Baruch College with a Bachelors of Business Administration degree. He is a Certified Public Accountant in the State of New York.

The Company's Board of Directors is divided into three classes. The Board is composed of one Class I director, Mr. Angel, two Class II directors, Mr. Schoenberg and Mr. Beil, and one Class III director, Mr. Katz. The terms of the Class I, Class II and Class III directors expire on the dates of the 2007, 2005 and 2006 annual meetings, respectively. At each annual meeting, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Officers are elected annually at the discretion of the Board of Directors and serve at the discretion of the Board.

Item 10.  Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2005 Annual Meeting of Stockholders under the caption "Executive Compensation and Related Information."



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of Stockholders under the caption "Security Ownership."

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans as of December 31, 2004:

       Plan Category                     A                            B                                   C
                             Number of securities to    Weighted average exercise       Number of securities remaining
                             be issued upon exercise    price of outstanding options,   available for future issuance under
                             of outstanding options,    warrants and rights             equity compensation plans (excluding
                             warrants and rights        securities reflected in         securities reflected in column (A))
                                                        column (A)
Equity compensation plans                      192,800                          $11.46                                 192,920
approved by security
holders

Equity compensation plans                           --                              --                                      --
not approved by security
holders
                             --------------------------------------------------------------------------------------------------
Total                                          192,800                              --                                 195,920

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2005 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

Item 13.  Exhibits:

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

7.6 Amendment to 1993 Non-Employee Director Stock Option Plan dated July 11, 1996 (+)(5)

7.7 Amendment to 1993 Non-Employee Director Stock Option Plan dated April 22, 1999 (+)(6)

7.8   1996 Stock Option Plan (+)(4)

7.9   Amendment to 1996 Stock Option Plan dated December 14, 1998 (+)(4)

7.10  2002 Stock Incentive Plan (7)

14    Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002
      (9)

21.1  Subsidiaries of the Registrant (8)

23.1  Consent of Stonefield Josephson, Inc., independent auditors (8)

31.1  Rule 13a-14(a)/15d-14(a) Certification by CFO (8)

31.2  Rule 13a-14(a)/15d-14(a) Certification by CEO (8)

32.1  Section 1350 Certifications (8)

99.1  Certification to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(+) Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
(1) Incorporated by reference to Registration Statement on Form S-1 declared effective on August 6, 1991 (File No. 33-41176).
(2) Incorporated by reference to Registration Statement on Form S-8 filed on March 7, 1994 (File No. 33-76128).
(3) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended December 31, 1993 (File No. 0-19437).
(4) Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June 30, 1995 (File No. 0-19437).
(5) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 0-19437).
(6) Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended December 31, 1999 (File No. 0-19437).
(7) Incorporated by reference to Proxy Statement filed April 23, 2004 (File No.0-19437).
(8)   Filed herewith.
(9) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 2004 for the year ended December 31, 2003 (File No. 0-19437).

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption "Information About Our Independent Registered Public Accounting Firm" in the Proxy Statement relating to its 2004 Annual Meeting of Stockholders.

                                     PART IV


All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Cellular Technical Service Company, Inc.
                                 Registrant

                                 By: /s/ Stephen Katz
                                    ----------------------------
                                    Stephen Katz, Chairman of the Board of
                                    Directors and Chief Executive Officer

                                 Date: March 31, 2005
                                       -------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen Katz                                        /s/ Barry Beil
------------------------------------------------------  ------------------------
Stephen Katz, Chairman of the Board of Directors and    Barry Beil, Director
Chief Executive Officer                                 March 30, 2005
(Principal Executive Officer)
March 30, 2005


/s/ Kenneth Block                                      /s/ Joshua J. Angel
-----------------------------------------------------  ------------------------
Kenneth Block                                          Joshua J. Angel, Director
Secretary, Chief Financial Officer and Secretary       March 30, 2004
(Principal Financial and Accounting Officer)
March 30, 2005


/s/ Lawrence Schoenberg
------------------------------------------------------
Lawrence Schoenberg, Director
March 29, 2005

                        STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................ 'TM'
The registered trademark symbol shall be expressed as.....................  'r'