Form 10KSB/A
period 2004-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2005-05-04
CIK 876378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                         Commission File Number: 0-19437

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                     11-2962080
   -------------------------------                     ------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)


 20 East Sunrise Highway, Valley Stream, New York                11581
-------------------------------------------------              --------
        (Address of Principal Executive Offices)               (Zip Code)


        Issuer's telephone number, including area code: (516) 568-0100
                                                        --------------

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities  registered  pursuant to Section  12(g) of the Exchange Act:
Common Stock, par value $.001 per share

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes [X]      No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had no revenue for the fiscal year ended December 31, 2004.

         As of March 30, 2005, there were 2,486,758 shares of Common Stock, $.001 par value outstanding.

         As of December 31, 2004 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $1.8 million. The aggregate market value of the Registrant's Common Stock was calculated using $0.75, the closing price for its Common Stock on December 30, 2004 as reported on the over-the-counter bulletin board.

Documents Incorporated by Reference:                 None

Transitional Small Business Disclosure Format        Yes ____   No   X
                                                                    ---

                                  INTRODUCTION

         Cellular Technical Services Company, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005 (the "Original Filing"). The purpose of this Amendment No. 1 is to amend in their entirety Items 9, 10, 11, 12 and 14. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.
PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age, position with the Company, and biographical information with respect to each of the Company's current directors and executive officers are provided below. The table below also indicates the term of office of each director.

----------------------------------------------------------------------------------------------------------------------
Name                                 Age            Term Expires at               Position with Company
----------------------------------------------------------------------------------------------------------------------
Stephen Katz                         61             2006 Annual Meeting           Chairman of the Board of
                                                                                  Directors, Chief Executive Officer
                                                                                  and Acting President

Phillip Frost                        68             2007 Annual Meeting           Director

Richard C. Pfenniger, Jr.            49             2006 Annual Meeting           Director

Jane H. Hsaio                        58             2005 Annual Meeting           Director

Lawrence J. Schoenberg               72             2005 Annual Meeting           Director

Joshua J. Angel                      69             2007 Annual Meeting           Director

Kenneth Block                        58                                           Chief Financial Officer and
                                                                                  Secretary
----------------------------------------------------------------------------------------------------------------------


Stephen Katz, Chairman of the Board of Directors, was Acting Chief Executive Officer and Acting President from November 1992 until February 1994, at which time he became Chief Executive Officer. Mr. Katz was re-appointed as Acting President in September 1998. Mr. Katz has been Chairman of the Board and a director of the Company since its inception and a member of the Management Committee of the predecessor partnership during the entire period of its existence. From September 1984 until September 1995, Mr. Katz was Chairman of the Board, Chief Executive Officer and until September 1993, President of Nationwide Cellular Service, Inc., which was the Company's majority stockholder until May 1992 and its largest stockholder, owning 34% of its outstanding shares, until September 1995. At that time such shares were distributed to Nationwide's stockholders, immediately prior to Nationwide's merger with MCI Communications Corp. Mr. Katz served as Chief Executive Officer of Global Payment Technologies, Inc. (formerly Coin Bill Validator, Inc.) from May 1996 through March 2004 and as its Chairman of the Board from September 1996 to April 2004. Global Payment Technologies is engaged in the business of currency validation.

Phillip Frost, MD has been a director of the Company since April 2005. Dr. Frost is the Chairman of the Board of Directors, Chief Executive Officer and founder of IVAX Corporation. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from

1972 to 1990. Dr. Frost was Chairman of the Board of Directors and a founder of Key Pharmaceuticals, Inc. He is also Chairman of the Board of Directors of IVAX Diagnostics, Inc. (diagnostic reagent kits), a subsidiary of IVAX. He is a director of Northrop Grumman Corporation (aerospasce), Continucare Corporation (healthcare) and Ladenburg Thalmann Financial Services, Inc. (securities brokerage). He is a member of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange. He is a trustee for Scripps Research Institute.

Richard C. Pfenniger Jr. has been a director of the Company since April 2005. Mr. Pfenniger has been Chief Executive Officer and President of Continucare Corporation (healthcare) since October 2003, and a director of Continucare since March 2002, serving as a Chairman since September 2002. He served as CEO and Vice Chairman of Whitman Education Group, Inc. (proprietary education) from 1997 until July 2003. Mr. Pfenniger is a director of GP Strategies, Inc. (corporate training). Mr. Pfenniger was IVAX' Chief Operating Officer from 1994 to 1997. He also served as IVAX' Senior Vice President - Legal Affairs and General Counsel from 1989 to 1994.

Jane H. Hsiao, Ph. D. has been a director of the Company since April 2005. Dr. Hsiao has been the Vice Chairman of Technical Affairs and a director of IVAX Corporation since February 1995. Dr. Hsiao has served as the Chief Technical Officer of IVAX since 1996 and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc. since 1998.

Lawrence J. Schoenberg has been a director of the Company since September 1996. Mr. Schoenberg also serves as director of Government Technology Services, Inc., Merisel, Inc., and Sunguard Data Services, Inc. Former directorships include Systems Center, Inc. (which was sold to Sterling Software, Inc.), SoftSwitch, Inc. (which was sold to Lotus/IBM Corp.), Forecross Corporation, Image Business Systems, Inc., and Penn America Group, Inc. Mr. Schoenberg founded AGS Computers, Inc. in 1967 and served as its Chief Executive Officer until 1991. The company was sold to NYNEX in 1988. The micro-computer segment of AGS Computers, Inc. subsequently became part of Merisel, Inc.

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

The Board of Directors of the Company has determined that Lawrence J. Schoenberg is the audit committee financial expert serving on its Audit Committee. Mr. Schoenberg is an independent director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Audit Committee

The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act, and each member of the Audit Committee meets the independence requirements for Audit Committee members under the listing standards of the NASDAQ SmallCap Market, on which the Company's Common Stock was formerly listed. This committee currently consists of Messrs. Schoenberg (Chairman) and Angel.

Nominee Policies

The Board of Directors does not have a formalized process for identifying and evaluating nominees for director. Nor does it have a formal policy relating to the consideration of any director candidates recommended by the Company's stockholders. However, the Board of Directors believes its process for evaluation of nominees proposed by stockholders would be no different from the process of evaluating any other candidate. Stockholders should send nominations and a short biography of the nominee to Cellular Technical Services Company, Inc., 20 East Sunrise Highway, Valley Stream, NY 11581, addressed to the Board of Directors or any member or members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of Exchange Act, officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the SEC. The Company believes that its reporting persons complied with all Section 16(a) filing requirements applicable to them with respect to the Company's fiscal year ended December 31, 2004.

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Company has filed a copy of its code of ethics as Exhibit 14 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Named Executive Officers (as said term is defined in Item 402 of Regulation S-B) for services in all capacities to the Company during fiscal years 2004, 2003 and 2002.

                                  Annual Compensation                                       Long Term Compensation Awards
                     -----------------------------------------------------------    ------------------------------------------
                        Year         Salary              Bonus      Other Annual     Restricted     Securities      All Other
                                                                    Compensation    Stock Awards    Underlying    Compensation
                                                                                        (1)         Options
                     -----------------------------------------------------------    -------------------------------------------
Stephen Katz            2004         $     0         $     0         $     0         $ 6,753          15,000         $     0
Chairman of the         2003         $     0         $     0         $     0         $59,400               0         $     0
Board of                2002         $50,000         $     0         $   322         $     0          10,000         $     0
Directors and
Chief Executive
Officer

Kenneth Block           2004         $10,000         $     0         $     0         $     0               0         $     0
Chief Financial         2003         $     0         $     0         $     0         $     0               0         $     0
Officer                 2002         $     0         $     0         $     0         $     0               0         $     0

         1. None of the Named Executive Officers received any LTIP Payouts in 2004, 2003 or 2002.

Grants of Stock Options in 2004

The following table sets forth information with respect to the individual grant of stock options made during 2004 to the Named Executive Officers. No SARs were granted during 2004.

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
          Name            Number of Securities       Percent of Total        Exercise or Base        Expiration Date
                              Underlying          Options/SARs Granted            Price
                          Options//SARs Granted     to Employees in
                                                       Fiscal Year
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Stephen Katz               15,000                   100%                   $0.73               06/10/2014
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Kenneth Block                   0                     -                        -                        -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------


Aggregated Option Exercises in 2004 and Year-End Option Values

The following table sets forth information with respect to the exercise of stock options during 2004 by the Named Executive Officers and unexercised options held by them on December 31, 2004

----------------------------------------------------------------------------------------------------------------------
Name                       Shares        Value           Number of Securities              Value of Unexercised
                        Acquired on     Realized    Underlying Unexercised Options       In-the-Money Options at
                          Exercise                       at December 31, 2004               December 31, 2004
                                                       Exercisable/Unexercisable        Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
Stephen Katz                 0            $ 0               75,650 / 22,750                      $ 0 /$ 0

Kenneth Block                0            $ 0                      -                                -
----------------------------------------------------------------------------------------------------------------------

1. There were no SAR exercises during 2004 and no SARs were outstanding at December 31, 2004.

2. The closing price for the Company's Common Stock as reported on the Over the Counter Bulletin Board on December 31, 2004 was $0.75 per share. Value is calculated by multiplying; (i) the difference between $0.75 and the option exercise price, by (ii) the number of shares of Common Stock underlying the option.

Long-Term Incentive Plan Awards Table

The following table sets forth information with respect to each award made to a Named Executive Officer during 2004 under any Long-Term Incentive Plan.


----------------------------------------------------------------------------------------------------------------------
         Name               Number of      Performance or Other        Estimated Future Payouts Under Non-Stock
                        Shares, Units or       Period until                        Price-Based Plans
                          Other Rights     Maturation or Payout   -----------------------------------------------------
                                                                     Threshold          Target           Maximum
----------------------------------------------------------------------------------------------------------------------
     Stephen Katz       15,000             June 10, 2005                 -                 -                 -

     Kenneth Block         0                      -                      -                 -                 -
----------------------------------------------------------------------------------------------------------------------

Director Compensation

Each director serving in 2004 who was not an officer or employee of the Company received an award of restricted shares (which included a one-year vesting period) of the Company's common stock from the 2002 Stock Incentive Plan and is reimbursed for his out-of-pocket expenses incurred in connection with attendance at Board and Committee meetings or other Company business. No cash payments other than reimbursement of expenses were made to non-employee directors during 2004.

In December 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan ("1993 Plan") pursuant to which each person who is not a salaried employee of the Company who first becomes a director after December 29, 1993 shall be granted on the date he first becomes a director an option to purchase 2,000 shares of Common Stock and on January 2 of each year beginning with January 2, 1994, each person who is not a salaried employee of the Company and is then a director shall be granted an option to purchase an additional 1,200 shares of Common Stock. In addition, the 1993 Plan authorizes the Board of Directors to approve additional stock option grants to such non-employee directors. The per share exercise price of each option granted under the 1993 Plan shall be equal to the fair market value of a share of Common Stock on the date the option is granted. On December 22, 2004 the Board of Directors amended the Plan to permit the grant of options under the Plan until December 26, 2008.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and footnotes thereto set forth, as of April 26, 2005, information with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) the Chief Executive Officer and each of the other executives officers of the Company who received salary and bonus in excess of $100,000 during 2004 (collectively, the "Named Executive Officers"); and (iv) all current directors and executive officers of the Company as a group.

---------------------------------------- --------------------------------------- -------------------------------------
Name of Beneficial Owners                         Amount And Nature of           Percent of Outstanding Shares
                                                Beneficial Ownership (1)
Phillip Frost                                              1,400,000     (2)                    30.5%
---------------------------------------- ---------------------------- ---------- -------------------------------------
Stephen Katz                                                 301,243     (3)                     6.6%
---------------------------------------- ---------------------------- ---------- -------------------------------------
Jane Hsiao                                                   200,000                             4.4%
---------------------------------------- ---------------------------- ---------- -------------------------------------
Richard Pfenniger                                            100,000                             2.2%
---------------------------------------- ---------------------------- ---------- -------------------------------------
Lawrence J. Schoenberg                                        57,028     (4)                     1.2%
---------------------------------------- ---------------------------- ---------- -------------------------------------
Joshua J. Angel                                               37,153     (5)                      *
---------------------------------------- ---------------------------- ---------- -------------------------------------
All directors and executive officers                       2,100,424     (6)
as a group (7 persons)                                                                          45.8%
---------------------------------------- ---------------------------- ---------- -------------------------------------

*Less than 1%

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

         2. These shares are held by Frost Gamma Investments Trust ("Frost Trust"), of which Dr. Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary. Dr. Frost is the sole limited partner of Frost Gamma, Limited Partnership. The general partner of Frost Gamma, Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost Nevada Corporation. As such, Dr. Frost may be deemed the beneficial owner of all shares owned by the Frost Trust by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by the Frost Trust.

         3. Includes 41,273 shares held by a partnership controlled by Mr. Katz. Also includes 76,650 shares subject to currently exercisable options, none of which are at prices lower than the market price of the Company's Common Stock.

         4. Includes 23,275 shares subject to currently exercisable options, 1,200 of which are at prices lower than the market price of the Company's Common Stock.

         5. Includes 4,400 shares subject to currently exercisable options, 1,200 of which are at prices lower than the market price of the Company's Common Stock.

         6. Includes an aggregate of 104,325 shares subject to currently exercisable options, 2,400 of which are at prices lower than the market price of the Company's Common Stock and 41,723 shares held by a partnership controlled by Mr. Katz.

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans as of December 31, 2004.

---------------------------------------------------------------------------------------------------------------------------
                                              A                             B                             C
---------------------------------------------------------------------------------------------------------------------------
        Plan Category            Number of securities to be     Weighted average exercise        Number of securities
                                   issued upon exercise of        price of outstanding         remaining available for
                                    outstanding options,          options, warrants and      future issuance under equity
                                     warrants and rights            rights securities       compensation plans (excluding
                                                                 reflected in column (A)       securities reflected in
                                                                                                     column (A))
---------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
  approved by security holders              120,450                        11.39                        192,800

Equity compensation plans not
 approved by security holders                     -                            -                              -
---------------------------------------------------------------------------------------------------------------------------

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 12, 2005 the Company entered into a Securities Purchase Agreement (the "Agreement") with the Frost Trust, Dr. Jane Hsiao and Richard C. Pfenniger, Jr., among others. Pursuant to the Agreement, the Company sold an aggregate of 2,100,000 shares of the Common Stock of the Company. The purchase price for the sale of the Common Stock was $0.75 per share in cash for an aggregate price of $1,575,000. Pursuant to the Agreement, Frost Trust purchased 1,400,000 shares of Common Stock for a cash purchase price of $1,050,000. Dr. Phillip Frost, a member of the Company's board of directors, controls Frost Trust. Dr. Hsiao and Mr. Pfenniger, also members of the board of directors of the Company, each have a direct material interest in 200,000 shares and 100,000 shares, respectively, of Common Stock which were purchased by them under the Agreement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Ernst & Young, LLP, independent public accountants, served as the Company's independent public accountants for the years ended December 31, 2001 and 2002 and reviewed the financial statements included in the Company's quarterly SEC filings for the first and second quarters of 2003. The firm of Stonefield Josephson, Inc., served as the Company's independent accountants for the years ended December 31, 2003 and 2004 and reviewed the financial statements included in the Company's quarterly SEC filings for the third quarter of 2003.

Audit Fees: Audit fees billed to the Company by Ernst & Young, LLP for its consent included in the Company's consolidated annual financial statements for the year ended December 31, 2003 and for its review of the financial statements included in the Company's March 2003 and June 2004 Quarterly Reports on Form 10-Q filed with the SEC totaled $25,223. Audit fees billed to the Company by Stonefield Josephson, Inc. for its audit of the Company's consolidated annual financial statements for the years ended December 31, 2003 and 2004, and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the SEC for those years totaled $28,158.

Audit Related Fees: The Company did not engage Ernst & Young, LLP or Stonefield Josephson, Inc. to provide any audit related fees to the Company during the years ended December 31, 2003 and 2004.

Tax Fees: Tax consulting fees of $2,500 were billed to the Company during the year ended December 31, 2003 by Ernst & Young, LLP. No tax fees were billed to the Company for the years ended December 31, 2003 or 2004 by Stonefield Josephson, Inc.

All Other Fees: The Company did not engage Ernst & Young, LLP or Stonefield Josephson, Inc. to provide any non-audit services to the Company during 2003 or 2004.

In connection with the revised standards for independence of the Company's independent public accountants promulgated by the SEC, the Audit Committee considered whether the provision of such services was compatible with maintaining the independence of Ernst & Young, LLP and considered whether the provision of such services was compatible with maintaining the independence of Stonefield Josephson, Inc. There were no such services provided in 2003 or 2004.

The Audit Committee pre-approved all fees for 2003 and 2004.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2005

                              CELLULAR TECHNICAL SERVICES COMPANY, INC.


                              By:  /s/ Kenneth Block
                                   -------------------------------------
                              Name:  Kenneth Block
                              Title: Chief Financial Officer