Form 10QSB
period 2005-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2005-05-16
CIK 876378

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

      For the quarterly period ended                                            Commission File Number 0-19437
              March 31, 2005                                                                           -------
              --------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                                                11-2962080
-------------------------------------------                               -----------------------------------------
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

                  4,586,770 Common Shares were outstanding as of May 4, 2005

                  Transitional Small Business Disclosure Format. Yes    No  X
                                                                    ---    ---

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-QSB

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS................................................3

ITEM 2.   MANAGEMENT'S  PLAN OF OPERATIONS....................................9

ITEM 3.   CONTROLS AND PROCEDURES.............................................9


PART II.  OTHER INFORMATION...................................................10

ITEM 1.   LEGAL PROCEEDINGS...................................................10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................10


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in 000's)



                                                                                        March 31,    December 31,
                                                                                          2005           2004
                                                                                          ----           ----
                                                                                       (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                           $  2,058      $  2,199
   Prepaid expenses, deposits and other current assets                                       81             0
                                                                                       --------      --------

     Total Current Assets                                                                 2,139         2,199


LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2005 and 2004                 --            --
                                                                                       --------      --------

TOTAL ASSETS                                                                           $  2,139      $  2,199
                                                                                       ========      ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $     90      $     86
   Settlement payable                                                                        25
                                                                                       --------      --------

     Total Current Liabilities                                                              115            86
                                                                                       --------      --------

Commitments and contingencies                                                                --            --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,487 shares           25            25
     issued and outstanding at March 31, 2005 and 2,487 shares issued and outstanding at December 31, 2004
   Additional Paid-in Capital
                                                                                         30,102        30,095
   Accumulated deficit                                                                  (28,103)      (28,007)
                                                                                       --------      --------

     Total Stockholders' Equity                                                           2,049         2,113
                                                                                       ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  2,139      $  2,199
                                                                                       ========      ========


------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      (in 000's, except per share amounts)
                                   (unaudited)


                                                 Three Months Ended
                                                     March 31,
                                               --------------------
                                                 2005       2004
                                                 ----       ----
     REVENUES
       Phonecards                              $   --      $   --

     COSTS AND EXPENSES
       General and administrative                 105         132
                                                -----       -----

     Total Costs and Expenses                     105         132
                                                -----       -----

     LOSS FROM OPERATIONS                        (105)       (132)

     OTHER INCOME (EXPENSE) , net                  --           3

     INTEREST INCOME, net                           9           8
                                                -----       -----

     LOSS BEFORE TAX                              (96)       (121)

     PROVISION FOR INCOME TAX                      --          --
                                                -----       -----

     NET LOSS                                  $  (96)     $ (121)
                                               ======      ======

     BASIC AND DILUTED SHARE DATA:

       Net Loss                                $(0.04)     $(0.05)
                                               ======      ======

     WEIGHTED AVERAGE SHARES OUTSTANDING:

          Basic and diluted                     2,487       2,315
                                               ======      ======


------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (in 000's)
                                   (unaudited)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                    ------------------
                                                                                     2005       2004
                                                                                     ----       ----

OPERATING ACTIVITIES
   Net loss ..................................................................    $  (96)    $ (121)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Non cash compensation expense (restricted stock) ......................         7         22
       Loss (Gain) on disposal of assets .....................................                    1
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net ................................                    9
         Increase in prepaid expenses and deposits ...........................       (81)        (2)
         (Decrease) Increase in accounts payable and accrued liabilities .....         4        (14)
         Increase in Settlements Payable......................................        25
         Decrease in payroll related liabilities .............................                   (4)
                                                                                  ------     ------

NET CASH USED IN OPERATING ACTIVITIES ........................................      (141)      (109)

NET CASH PROVIDED BY INVESTING ACTIVITIES ....................................        --         --
                                                                                  ------     ------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................        --         --
                                                                                  ------     ------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................      (141)      (109)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................     2,199      2,651
                                                                                  ------     ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................    $2,058     $2,542
                                                                                  ======     ======


------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:
The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

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

Management expects that during the remaining nine months of 2005 the Company will incur costs of approximately $0.40 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of March 31, 2005 of approximately $2.0 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the period March 31, 2004 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: (No options were granted during the period ended March 31, 2005)



                                                        Three Months Ended
                                                             March 31
                                                             --------
                                                        ------------------
                                                        2005         2004
                                                        ----         ----
                                                        ------------------
       Risk-free interest rate                           --          2.46%
       Dividend yield                                    --             0
       Volatility factor                                 --          1.19
       Expected life of the options (years)              --           4.0
       Fair value of options granted during the          --        $ 0.56
       period

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):


                                                     Three Months Ended    Three Months Ended
                                                        March 31, 2005       March 31, 2004
                                                     --------------------------------------
Net loss                                                          $ (96)           $ (121)
Add:  Stock-based compensation as reported                            7                22
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of taxes                                                         (7)              (45)
                                                     --------------------------------------
Net loss - pro forma                                              $ (96)           $ (144)
                                                     ======================================
Basic and diluted loss per share - as reported                  $ (0.04)          $ (0.05)
Basic and diluted loss per share - pro forma                    $ (0.04)          $ (0.06)

NOTE C -- CONTINGENCIES:

Legal proceedings: From time to time, the Company is involved with or could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts (the "Court") against the Company its Chairman, and Isis Tele-Communications, Inc ("Isis"), a majority owned subsidiary of the Company, alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. During December 2004, the Court dismissed all claims against the Company and its Chairman. During May 2005, this case was settled out of court by payment of a nominal sum to Mr. Gregory, the liability for which has been included in Settlement Payable on the Balance Sheet and the expense has been included in General and Administrative Expenses on the Statement of Operations.

NOTE D -- LOSS PER SHARE:
The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):


                                                                 Three Months Ended
                                                                      March 31
                                                                      --------
                                                               2005              2004
                                                               ----              ----

Net loss  (A)                                                       $ (96)          $ (121)
                                                         ===================================
Weighted average number of shares outstanding (B)                    2,487            2,315
                                                         ===================================
Basic and diluted loss per share (A)/(B)                          $ (0.04)         $ (0.05)
                                                         ===================================


Outstanding stock options of 192,800 and 191,065 at March 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE E - SUBSEQUENT EVENTS

On April 12, 2005 the Company entered into a Securities Purchase Agreement (the "Agreement") with Frost Gamma Investments Trust (the "Frost Trust"), Dr. Jane Hsiao and Richard C. Pfenniger, Jr., among others. Pursuant to the Agreement, the Company sold an aggregate of 2,100,000 shares of the Common Stock of the Company. The purchase price for the sale of the Common Stock was $0.75 per share in cash for an aggregate price of $1,575,000. The Company's cost for this transaction was $15,000, resulting in an increase in cash of $1,560,000. Pursuant to the Agreement, the Frost Trust, Dr. Hsiao and Mr. Pfenniger purchased 1,400,000 shares, 200,000 shares and 100,000 shares, respectively, of Common Stock. Dr. Phillip Frost controls the Frost Trust. Dr. Frost, Dr. Hsiao and Mr. Pfenniger were elected to the board of directors of the Company pursuant to the provisions of the Agreement.

Item 2.           Management's Plan of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and an uncertainty described in this report and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

The Company recently began to file its periodic reports with the SEC in compliance with the "small business issuer" provisions of Regulation S-B, under the Securities Exchange Act of 1934. Previously, the Company had filed its periodic reports under Regulation S-K and Regulation S-X, under the Exchange Act. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Company qualifies as a Regulation S-B filer since its annual revenues for both 2004 and 2003 were less than $25.0 million and its public float has not exceeded $25.0 million. Regulation S-B is tailored for the small business issuer, and although it requires accurate and complete disclosure, it does not require certain specific disclosure which is required under Regulation S K and Regulation S-X.

Management expects that during the last nine months of 2005 the Company will incur costs of approximately $0.4 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that past revenue levels can be enhanced or sustained. Past and existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of March 31, 2005 are sufficient to fund its current cash flow requirements through at least the next twelve months, however unanticipated changes may require additional financing.

The Company has no current business. It is not engaged in any planned product research and development and it does not anticipate doing so in the future. The Company has disposed of all of its equipment, and has one part time employee.

On April 12, 2005 the Company entered into a Securities Purchase Agreement (the "Agreement") with Frost Gamma Investments Trust (the "Frost Trust"), Dr. Jane Hsiao and Richard C. Pfenniger, Jr., among others. Pursuant to the Agreement, the Company sold an aggregate of 2,100,000 shares of the Common Stock of the Company. The purchase price for the sale of the Common Stock was $0.75 per share in cash for an aggregate price of $1,575,000. The Company's cost for this transaction was $15,000, resulting in an increase in cash of $1,560,000. Pursuant to the Agreement, the Frost Trust, Dr. Hsiao and Mr. Pfenniger purchased 1,400,000 shares, 200,000 shares and 100,000 shares, respectively, of Common Stock. Dr. Phillip Frost controls the Frost Trust. Dr. Frost, Dr. Hsiao and Mr. Pfenniger were elected to the board of directors of the Company pursuant to the provisions of the Agreement.

Item 3.           Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, the Company is involved with or could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations. The Company is currently involved in one commercial litigation case. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts ("the Court") against the Company its Chairman, and Isis Tele-Communications, Inc ("Isis"), a majority owned subsidiary of the Company, alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. During December 2004, the Court dismissed all claims against the Company and its Chairman. During May 2005, this case was settled out of court by payment of a nominal sum to Mr. Gregory.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/Kenneth Block
                         ----------------
                          Kenneth Block
                          Secretary and Chief Financial Officer
                          May 16, 2005


Item 6. Exhibits

         Exhibit  31.1  Rule 13a-14(a) Certification by Chief Financial Officer
         Exhibit  31.2  Rule 13a-14(a) Certification by Chief Executive Officer
         Exhibit  32.1  Section 1350 Certification