Form 10QSB/A
period 2005-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2005-05-17
CIK 876378

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                  FORM 10-QSB/A

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

                       TABLE OF CONTENTS FOR FORM 10-QSB/A

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


PART II.  OTHER INFORMATION...................................................10

ITEM 1.   LEGAL PROCEEDINGS...................................................10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................10


                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in 000's)



                                                                                        March 31,    December 31,
                                                                                          2005           2004
                                                                                          ----           ----
                                                                                       (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                           $  2,058      $  2,199
   Prepaid expenses, deposits and other current assets                                       81             0
                                                                                       --------      --------

     Total Current Assets                                                                 2,139         2,199


LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2005 and 2004                 --            --
                                                                                       --------      --------

TOTAL ASSETS                                                                           $  2,139      $  2,199
                                                                                       ========      ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $     90      $     86
   Settlement payable                                                                        25
                                                                                       --------      --------

     Total Current Liabilities                                                              115            86
                                                                                       --------      --------

Commitments and contingencies                                                                --            --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 2,487 shares           25            25
     issued and outstanding at March 31, 2005 and 2,487 shares issued and outstanding at December 31, 2004
   Additional Paid-in Capital
                                                                                         30,102        30,095
   Accumulated deficit                                                                  (28,103)      (28,007)
                                                                                       --------      --------

     Total Stockholders' Equity                                                           2,024         2,113
                                                                                       ---------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  2,139      $  2,199
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