Form 10QSB
period 2005-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2005-08-11
CIK 876378

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number 0-19437
        June 30, 2005



                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                 11-2962080
 --------------------------------         -----------------------------------
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

             4,586,758 Common Shares were outstanding as of July 22, 2005
             -------------------------------------------------------------

             Transitional Small Business Disclosure Format.  Yes      No   X
                                                                -----   ------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-QSB


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS..................................................3

ITEM 2.   MANAGEMENT'S PLAN OF OPERATIONS.......................................8

ITEM 3.   CONTROLS AND PROCEDURES...............................................8

PART II.  OTHER INFORMATION.....................................................9

ITEM 1.   LEGAL PROCEEDINGS.....................................................9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................9

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in 000's)


                                                                                      June 30,    December 31,
                                                                                        2005          2004
                                                                                        ----          ----
                                                                                    (unaudited)
                                       ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                           $  3,574    $  2,199
   Prepaid expenses, deposits and other current assets                                       54           0
                                                                                       --------    --------
     Total Current Assets                                                                 3,628       2,199

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2005 and 2004                 --          --
                                                                                       --------    --------
TOTAL ASSETS                                                                           $  3,628    $  2,199
                                                                                       ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $     92    $     86
                                                                                       --------    --------
     Total Current Liabilities                                                               92          86
                                                                                       --------    --------

Commitments and contingencies                                                                --          --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 4,587 shares           46          25
     issued and outstanding at June 30, 2005 and 2,450 shares issued and outstanding at  December 31, 2004
   Additional Paid-in Capital
                                                                                         31,663      30,095
   Accumulated deficit                                                                  (28,173)    (28,007)
                                                                                       --------    --------
     Total Stockholders' Equity                                                           3,536       2,113
                                                                                       --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  3,628    $  2,199
                                                                                       ========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)



                                                    Three Months Ended June 30,             Six Months Ended June 30,
                                                 ----------------------------------------------------------------------
                                                     2005                2004               2005                2004
                                                 ----------------------------------------------------------------------
  REVENUES
    Phonecards                                      $   --              $   --             $   --              $   --

  COSTS AND EXPENSES
    General and administrative                          88                 158                193                 290
                                                 ----------------------------------------------------------------------

  Total Costs and Expenses                              88                 158                193                 290
                                                 ----------------------------------------------------------------------

  LOSS FROM OPERATIONS                                 (88)               (158)              (193)               (290)

  OTHER INCOME (EXPENSE), net                           --                   3                 --                   6

  INTEREST INCOME, net                                  18                   6                 27                  14
                                                 ----------------------------------------------------------------------

  LOSS BEFORE TAX                                      (70)               (149)              (166)               (270)

  PROVISION FOR INCOME TAX                              --                  --                 --                  --
                                                 ----------------------------------------------------------------------

  NET LOSS                                            $(70)             $ (149)             $(166)             $ (270)
                                                 ======================================================================

  BASIC AND DILUTED SHARE DATA:

    Net Loss                                        $(0.02)             $(0.06)            $(0.05)             $(0.11)
                                                 ======================================================================

  WEIGHTED AVERAGE SHARES OUTSTANDING:

       Basic and diluted                             4,280               2,450              3,376               2,450
                                                 ======================================================================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      ---------------------------------
                                                                                         2005              2004
                                                                                      --------------    ---------------

OPERATING ACTIVITIES
   Net loss                                                                                $  (166)           $ (270)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Non cash compensation expense (restricted stock)                                         14                36
       Loss on disposal of assets                                                               --                 1
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                                   --                 7
         Increase in prepaid expenses and deposits                                             (54)              (56)
         Increase (Decrease) in accounts payable and accrued liabilities                         6               (40)
         Decrease in payroll related liabilities                                                --                (2)
                                                                                      --------------    ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                         (200)             (324)

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                       --                --

FINANCING ACTIVITIES

           Issuance of Common Stock                                                          1,575                --
                                                                                      --------------    ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    1,575                --


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,375              (324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,199             2,651
                                                                                      --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 3,574            $2,327
                                                                                      ==============    ===============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:

The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

CTS has no current business. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. As of early 2004, the Company may be considered as a dormant enterprise in accordance with Statement of Financial Accounting Standards No. 7. The Company has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence.

Management expects that during the remaining six months of 2005 the Company will incur costs of approximately $0.30 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of June 30, 2005 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the period June 30, 2004 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: (No options were granted during the period ended June 30, 2005)


                                                          Three Months Ended                SIx Months Ended
                                                               June 30                          June 30
                                                   ------------------------------------------------------------------
                                                        2005             2004            2005             2004
                                                        ----             ----            ----             ----
                                                   ------------------------------------------------------------------
       Risk-free interest rate                           --              3.63%             --            3.56%
       Dividend yield                                    --                 0              --               0
       Volatility factor                                 --              1.05              --             1.06
       Expected life of the options (years)              --               4.0              --              4.0
       Fair value of options granted during the          --             $0.53              --           $ 0.53
       period


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):


                                                    Three Months Ended     Three Months       Six Months Ended   Six Months Ended
                                                       June 30, 2005    Ended June 30, 2004     June 30, 2005      June 30, 2004

                                                    -----------------------------------------------------------------------------
Net loss                                                   $   (71)          $  (149)             $  (166)           $  (270)
Add:  Stock-based compensation as reported                       7                14                   14                 36
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of taxes                                                    (7)              (43)                 (14)               (88)
                                                    ------------------------------------------------------------------------
Net loss - pro forma                                       $   (71)          $  (178)             $  (166)           $  (322)
                                                    ========================================================================
Basic and diluted loss per share - as reported             $ (0.02)          $ (0.06)             $ (0.05)           $ (0.11)
Basic and diluted loss per share - pro forma               $ (0.02)          $ (0.07)             $ (0.05)           $ (0.13)


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


NOTE D -- LOSS PER SHARE:

The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):


                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30                            June 30
                                                             -----------------------------------------------------------------
                                                                      2005             2004             2005            2004
                                                                      ----             ----             ----            ----
                                                              ----------------------------------------------------------------
Net loss  (A)                                                     $   (71)          $ (149)          $ (166)         $ (270)
                                                               ===============================================================
Weighted average number of shares outstanding (B)                   4,280            2,450            3,376           2,450
                                                               ===============================================================
Basic and diluted loss per share (A)/(B)                          $ (0.02)          $(0.06)          $(0.05)         $(0.11)
                                                               ===============================================================


Outstanding stock options of 192,800 and 191,065 at June 30, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE E - OTHER EVENTS

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


The Company files its periodic reports with the SEC in compliance with the "small business issuer" provisions of Regulation S-B, under the Securities Exchange Act of 1934 (the "Exchange Act"). Prior to the quarter ended March 31, 2004, the Company had filed its periodic reports under Regulation S-K and Regulation S-X, under the Exchange Act. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Company qualifies as a Regulation S-B filer since its annual revenues for both 2004 and 2003 were less than $25.0 million and its public float has not exceeded $25.0 million. Regulation S-B is tailored for the small business issuer, and although it requires accurate and complete disclosure, it does not require certain specific disclosures which are required under Regulation S-K and Regulation S-X.

Management expects that during the last six months of 2005 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that revenue levels can be enhanced. Existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of June 30, 2005 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

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

Item 3. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                  CELLULAR TECHNICAL SERVICES COMPANY, INC.


                  By:    /s/ Kenneth Block
                         ----------------
                         Kenneth Block
                         Secretary and Chief Financial Officer
                         August 11, 2005