Form 10QSB
period 2005-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2005-11-10
CIK 876378

                                  UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC. 20549

                                   FORM 10-QSB
                                   -----------

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

      For the quarterly period ended             Commission File Number 0-19437
                                                                        -------
            September 30, 2005
            ------------------

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                 11-2962080
-----------------------------------      -------------------------------------
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




     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act) Yes X   No
                                              ---    ---

         4,586,758 Common Shares were outstanding as of October 31, 2005
         ---------------------------------------------------------------

             Transitional Small Business Disclosure Format. Yes    No X
                                                               ---   ---

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-QSB


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS............................................................................................3

ITEM 2.   MANAGEMENT'S  PLAN OF OPERATIONS................................................................................9

ITEM 3.   CONTROLS AND PROCEDURES.........................................................................................9


PART II.  OTHER INFORMATION..............................................................................................10

ITEM 4.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................................10

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in 000's)

                                                                                         September 30,          December 31,
                                                                                             2005                   2004
                                                                                             ----                   ----
                                                                                          (unaudited)
                                                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                           $           3,531      $           2,199
   Prepaid expenses, deposits and other current assets                                                27                      0
                                                                                       ------------------     ------------------
     Total Current Assets                                                                          3,558                  2,199
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2005 and 2004                          --                     --
                                                                                       ------------------     ------------------
TOTAL ASSETS                                                                           $           3,558      $           2,199
                                                                                       ==================     ==================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $             106      $              86
                                                                                       ------------------     ------------------
     Total Current Liabilities                                                                       106                     86
                                                                                       ------------------     ------------------
Commitments and contingencies                                                                         --                     --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 4,587 shares                    46                     25
     issued and outstanding at September 30, 2005 and 2,487 shares issued and outstanding at  December 31, 2004
   Additional Paid-in Capital                                                                     31,663                 30,095
   Accumulated deficit                                                                           (28,257)               (28,007)
                                                                                       ------------------     ------------------
     Total Stockholders' Equity                                                                    3,452                  2,113
                                                                                       ------------------     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $           3,558      $           2,199
                                                                                       ==================     ==================

------------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      (in 000's, except per share amounts)
                                   (unaudited)



                                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                               -------------------------------------- --------------------------------------
                                                      2005               2004                2005               2004
                                               ------------------- ------------------ ------------------- ------------------
     REVENUES
       Phonecards                              $           --      $          --      $           --       $          --
     COSTS AND EXPENSES
       General and administrative                         112                170                 305                 461
                                               ------------------- ------------------ ------------------- ------------------
     Total Costs and Expenses                             112                170                 305                 461
                                               ------------------- ------------------ ------------------- ------------------

     LOSS FROM OPERATIONS                                (112)              (170)               (305)               (461)

     OTHER INCOME (EXPENSE) , net                          --                 (4)                 --                   3

     INTEREST INCOME, net                                  28                  9                  55                  23
                                               ------------------- ------------------ ------------------- ------------------

     LOSS BEFORE TAX                                      (84)              (165)               (250)               (435)

     PROVISION FOR INCOME TAX                              --                 --                                      --
                                               ------------------- ------------------ ------------------- ------------------

     NET LOSS                                  $          (84)     $        (165)               (250)    $          (435)
                                               =================== ================== =================== ==================

     BASIC AND DILUTED SHARE DATA:

       Net Loss                                $        (0.02)     $       (0.07)     $        (0.07)     $        (0.18)

                                               =================== ================== =================== ==================

     WEIGHTED AVERAGE SHARES OUTSTANDING:

          Basic and diluted                             4,587               2,450              3,780               2,450
                                               =================== ================== =================== ==================


------------------------------------
     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (in 000's)
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                      ---------------------------------------
                                                                                            2005                 2004
                                                                                      -----------------    ------------------
OPERATING ACTIVITIES
   Net loss                                                                                      $(250)               $ (435)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Non cash compensation expense (restricted stock)                                              14                    45
       Loss on disposal of assets                                                                    --                     6
       Changes in operating assets and liabilities:
         Decrease in accounts receivable, net                                                        --                    11
         Decrease  (Increase)  in prepaid expenses and deposits                                    (27)                  (21)
         (Decrease)  in accounts payable and accrued liabilities                                     20                  (35)
         Decrease in payroll related liabilities                                                     --                  (11)
                                                                                      -----------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                             (243)                 (440)

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                            --                    --

FINANCING ACTIVITIES

           Issuance of Common Stock                                                               1,575                    --
                                                                                      -----------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         1,575                    --


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,332                 (440)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  2,199                 2,651
                                                                                      -----------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        3,531                $2,211
                                                                                      =================    ==================


------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:
The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.


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

Management expects that during the remaining three months of 2005 the Company will incur costs of approximately $0.20 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of September 30, 2005 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123, which has been updated by FAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during the period September 30, 2004 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: (No options were granted during the period ended September 30, 2005)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30                     September 30
                                                   ------------------------------------------------------------------
                                                        2005             2004            2005             2004
                                                        ----             ----            ----             ----
                                                   ------------------------------------------------------------------
       Risk-free interest rate                           --               --              --             3.56%
       Dividend yield                                    --               --              --               0
       Volatility factor                                 --               --              --              1.06
       Expected life of the options (years)              --               --              --              4.0
       Fair value of options granted during the          --               --              --             $ 0.53
       period

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in 000's, except per share amounts):


                                                     Three Months Ended  Three Months Ended   Nine Months Ended   Nine Months Ended
                                                     September 30, 2005  September 30, 2004   September 30, 2005  September 30, 2004

                                                     -------------------------------------------------------------------------------
Net loss                                                          $ (84)             $ (165)             $ (250)             $ (435)
Add:  Stock-based compensation as reported                            --                   7                  14                 44
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of taxes                                                          --                (11)                (14)                (99)
                                                     -------------------------------------------------------------------------------
Net loss - pro forma                                              $ (84)             $ (169)             $ (250)              $(490)
                                                     ===============================================================================
Basic and diluted loss per share - as reported                  $ (0.02)            $ (0.07)            $ (0.07)            $ (0.18)
Basic and diluted loss per share - pro forma                    $ (0.02)            $ (0.07)            $ (0.07)            $ (0.20)


NOTE D -- LOSS PER SHARE:
The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):


                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30                      September 30
                                                         ---------------------------------------------------------------------
                                                                      2005             2004             2005            2004
                                                                      ----             ----             ----            ----
                                                         --------------------------------------------------------------------
Net loss  (A)                                                       $ (84)            $(165)          $ (250)         $ (435)
                                                         ====================================================================
Weighted average number of shares outstanding (B)                    4,587             2,450            3,780           2,450
                                                         ====================================================================
Basic and diluted loss per share (A)/(B)                          $ (0.02)           $(0.07)         $ (0.07)        $ (0.18)
                                                         ====================================================================


Outstanding stock options of 192,800 and 191,065 at September 30, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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

Management expects that during the last Three Months of 2005 the Company will incur costs of approximately $0.2 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that revenue levels can be enhanced. Existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of September 30, 2005 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

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


Item 4. Exhibits

         Exhibit  31.1  Rule 13a-14(a) Certification by Chief Financial Officer
         Exhibit  31.2  Rule 13a-14(a) Certification by Chief Executive Officer
         Exhibit  32.1  Section 1350 Certification




                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By:    /s/Kenneth Block
                         ----------------
                         Kenneth Block
                         Secretary and Chief Financial Officer
                         November 10, 2005