Form 10KSB
period 2005-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2006-03-31
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2005

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to___________

                         Commission File Number 0-19437

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                 11-2962080
--------------------------------------   ---------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

           20 East Sunrise Highway, Suite 200, Valley Stream, NY 11581
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's Telephone Number, Including Area Code: (516) 568-0100

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein in any form, and, no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

The Issuer had no revenue for the fiscal year ended December 31, 2005.

As of March 30, 2006 there were 4,586,757 shares of Common Stock, $.001 par value outstanding.

As of February 14, 2006 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $11.9 million. The aggregate market value of the Company's stock was calculated using $2.59, the closing price for its Common Stock on February 14, 2006 as reported on the over-the-counter bulletin board.

Documents incorporated by reference in Part III: The Company's definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

       Transitional Small Business Disclosure Format Yes [ ] No [X]

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-KSB

PART I............................................................................................3

ITEM 1.   BUSINESS................................................................................3
ITEM 2.   PROPERTIES.............................................................................11
ITEM 3.   LEGAL PROCEEDINGS......................................................................11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................11

PART II..........................................................................................12

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................12
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..13
ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................18
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...34
ITEM 8A.  CONTROLS AND PROCEDURES................................................................34

PART III.........................................................................................35

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................35
ITEM 10.  EXECUTIVE COMPENSATION.................................................................36
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................36
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................36
ITEM 13   EXHIBITS...............................................................................36
ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES.................................................36

                                     PART I

Item 1. Description of Business

Unless the context otherwise requires, all references to the "Company" or "CTS" in this Annual Report on Form 10-KSB include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's views with respect to future events and financial performance. The Company uses words and phrases such as "anticipate," "expect," "intend," "the Company believes," "future," and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in the Company's other filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

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

On November 9, 2002, CTS ceased development efforts of its Neumobility development project, and on December 11, 2002 adopted a plan to wind down the operations of its Isis Tele-Communications, Inc. subsidiary. The Company has completed the process of winding down its Isis operations including having sold all remaining inventory and collected all non-reserved receivables. As a result, CTS has no current business. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2004, 2005 and to date, management has been and will continue evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that it will be able to raise money on acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire or seek to acquire, and that any acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2006 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has no operations. Accordingly, management believes that its cash balances as of December 31, 2005 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Description of Products sold in 2002 and prior year and Operations through 2005

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

Location-Based Services: TruePosition, Inc. Investment and Neumobility(TM)
Division: The Federal Communications Commission ("FCC") is in the process of requiring all wireless carriers to deploy wireless geo-location technology to provide the location of 911 wireless calls, similar to that of wire-line 911 calls. Wireless geo-location technology provides and identifies the specific geographic location (in latitude and longitude measurements) of a wireless telephone, and can eventually be applied to other wireless communications devices. In late 1999 the Company began development of a location-based wireless software product platform and mobile commerce applications. In January 2001 the Company formed a division called Neumobility(TM) for this product line. The services or applications to be delivered to mobile phones or other wireless devices included finder applications assisting users in locating others, businesses, or addresses; maps; directions; traffic reports; coupons; and many other similar services. Revenue from these services was designed to help wireless carriers offset the costs of providing the location data within their networks and to increase data airtime usage. The Company ceased its development efforts of the Neumobility platform and applications in November 2002 due to slow market development and low future revenue projections which did not justify continued investment at that time.

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

The Company's Strategy

As a result of the foregoing, the Company currently has no business operations. As such, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present stockholders may experience substantial dilution.

No representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company or its stockholders. To date, the Company has not succeeded in concluding any such future business partnership and there can be no assurance that the Company will be successful in doing so during 2006.

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

The Company has limited capital with which to provide the owners of business opportunities with any significant cash or other assets. There may be significant post-merger or acquisition registration costs in the event such persons wish to register a portion of their shares for subsequent sale. The Company may also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Forms 8- K and/or SEC registration statements, agreements and related reports and documents.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. It should be noted that the Company has limited capital with which to make any acquisitions. Accordingly, it is likely that the consideration utilized to make any acquisitions will primarily consist of equity securities.

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

In the event the Company acquires or merges with a business or business opportunity in certain industries, the Company expects that its business will be subject to various regulations. For example, the telecommunications industry is subject to the provisions of the Telecommunications Act of 1996 and FCC regulations there under, as well as applicable laws and regulations of the various states administered by the relevant state authorities. Certain aspects of the Internet industry are also subject to the Telecommunications Act of 1996 and regulations of the FCC. There can be no assurance that the Company would be able to comply with any such regulations. In addition, regulations may be enacted in the future which may have a material adverse effect on the business of the Company.

Product Development

For the years ended December 31, 2005, and 2004, the Company incurred no research and development expenditures. The Company ceased research and development efforts in November 2002 with the announcement that it would stop development efforts on its Neumobility product line.

Sales, Marketing and Distribution

The Company currently has no sales and marketing personnel as all personnel previously employed at its Neumobility division or Isis subsidiary were terminated in late 2002.

Proprietary Rights

The Company currently owns 14 issued United States patents relating to its former products. The Company's strategy has been to protect its technology and other proprietary rights through patents, copyrights, trademarks, nondisclosure agreements, license agreements and other forms of protection. The Company also actively pursued patent protection for technology and processes involving its products that it believed to be proprietary and to provide a potential competitive advantage for the Company. In addition, the Company has also licensed patents from third parties in an effort to maintain flexibility in the development and use of its technology. The Company also attempted to protect its proprietary rights through the use of nondisclosure agreements with its employees and consultants, and license agreements with customers, which contain restrictions on disclosure, use and transfer of proprietary information. The Company further employs various physical security measures to protect its software source codes, technology and other proprietary rights. See also "Business Risks -- Proprietary Rights" below.

Employees

As of December 31, 2005, the Company had one part time employee and no full time employees. The Company's employee is not covered by a collective bargaining agreement. The Company may find it necessary to periodically hire part-time clerical, technical or consulting help on an as-needed basis. See also "Business Risks- Dependence on Personnel" below.

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

HISTORY OF NET LOSSES; ACCUMULATED DEFICIT: The Company incurred net losses of approximately $$0.2 million in 2005, $0.4 million in 2004 and forecasts spending approximately $0.3 million in 2006 with no revenue. As of December 31, 2005, the Company had an accumulated deficit of $28.2 million, the majority of which accumulated during the three years ended December 31, 1998. Since the closures in late 2002 of the Isis subsidiary and Neumobility division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future. Past revenue levels should not be considered indicative of future operating results. Operating results for future periods are subject to numerous risks and uncertainties, including those specified elsewhere in this report. If the Company is not successful in addressing such risks and uncertainties, the Company's business, financial condition and results of operations will be materially adversely affected.

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

Item 2. Description of Property

The Company is currently utilizing the Chairman's office located in a building of which he is a one-third owner, at 20 East Sunrise Highway, Valley Stream, NY 11581, as its Corporate Office, at no charge.

Item 3. Legal Proceedings

From time to time, the Company is involved with or could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations. The Company is not currently aware of any legal proceedings, threatened litigation, or asserted claims.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The following table sets forth, for each quarter during the period from January 1, 2004 through December 31, 2005 the reported high and low sales prices of the Company's Common Stock on the Over The Counter Bulletin Board ("OTCBB") (Symbol:
"CTSC.OB").

                                                    Sales Price
                                                   ------------
                                                   High     Low
                                                   ----     ---

                 2004
                 ----
                 First Quarter                     0.78    0.72
                 Second Quarter                    0.80    0.72
                 Third Quarter                     0.80    0.73
                 Fourth Quarter                    0.76    0.68
                 2005
                 ----
                 First Quarter                     1.05    0.75
                 Second Quarter0                   1.95    0.76
                 Third Quarter                     2.94    1.55
                 Fourth Quarter                    2.26    1.75

As of December 31, 2005, the number of holders of record of the Company's Common Stock was 207, and the number of beneficial stockholders was estimated to be in excess of 3,000.

There were no dividends paid or other distributions made by the Company with respect to its Common Stock during 2005 or 2004 and the Company has no plans for any such payments in the future.

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans as of December 31, 2005:

                                          A                            B                               C
                               Number of securities      Weighted average exercise      Number of securities remaining
                               to be issued upon         price of outstanding options,  available for future issuance
                               exercise of outstanding   warrants and rights            under equity compensation plans
                               options, warrants         securities reflected in        (excluding securities
       Plan Category           and rights                column (A)                     reflected in column (A))
Equity compensation plans
approved by security holders                   174,600                          $8.13                           211,120
Equity compensation plans not
approved by security holders                        --                             --                                --
                               ----------------------------------------------------------------------------------------
Total                                          174,600                          $8.13                           211,120

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Basis of Accounting

On November 9, 2002, the Company ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis and liquidate the related net assets, which it has done. As a result, the Company currently has no business. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. Further, management believes that its cash balances as of December 31, 2005 of approximately $3.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Based on management plans, these financial statements have been prepared under the "going concern" assumption which presumes that the Company will continue its existence for the foreseeable future and is not subject to imminent liquidation.

Revenue Recognition

The company generated no revenues during 2005 and 2004.

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

On November 9, 2002, CTS ceased development efforts of Neumobility, and on December 11, 2002 adopted a plan to wind down the operations of Isis, which it has done. As a result, as of December 31, 2005 CTS has no current business. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2005, 2004 and to date, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2006 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has no operations. Accordingly, management believes that its cash balances as of December 31, 2005 of approximately $3.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Revenue and Expense

Revenue

The Company had no revenue in 2005 or 2004.

Costs and Expenses

General and administrative expenditures include the costs of executive, finance and administrative support functions, provisions for uncollectible accounts and costs of legal and accounting professional services.

Year ended December 31, 2005 compared to year ended December 31, 2004

Overview

Total revenues remained at zero in 2005 as they were in 2004. Net loss was $228,000 or $0.06 per share, compared to a net loss of $444,000 or $0.18 per share in 2004.

The $216,000 decrease in net loss for 2005 in comparison to 2004 is due to the completion of the wind down of all operations.

Costs and expenses

General and administrative expenses decreased 33% to $318,000 in 2005 from $ 473,000 in 2004, due to overhead reductions as compared to the prior year.

Interest Income, net

Net interest income increased to $90,000 in 2005 from $29,000 in 2004. This increase is attributable to higher interest rates earned on invested cash balances in the current year compared to prior year and higher cash balances on which interest was earned.

Income Tax Expense

The Company recognized no income tax expense in either 2005 or 2004.

Liquidity and Capital Resources

The Company's working capital increased to $3.5 million at December 31, 2005 from $2.1 million at December 31, 2004, due to the issuance of new capital stock.

Net Cash used in operating activities amounted to $0.2 million in 2005, compared to $0.5 million in 2004 and related to the net loss

Net cash provided by financing activities was $1.6 million at December 31, 2005 and $0.0 at December 31, 2004. The increase was due to the issuance of capital stock.

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

Operating Trends

Since 2003 when it wound down the operations of Isis, which it has done, the Company had no business. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2004, 2005 and to date, the Company has been and will be evaluating alternative businesses and strategic acquisitions. There is no assurance that such alternative businesses and strategic acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS' stockholders.

Management expects that during 2006 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of December 31, 2005 of approximately $3.6 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

Item 7. Financial Statements

The following financial statements of Cellular Technical Services Company, Inc. are included as required to be filed by Item 7.

Report of Stonefield Josephson, Inc., Independent
   Registered Public Accounting Firm ......................................  19
Consolidated Balance Sheets at December 31, 2005 and 2004 .................  20
Consolidated Statements of Operations for the years ended
   December 31, 2005 and 2004 .............................................  21
Consolidated Statements of Cash Flows for the years ended
   December 31, 2005 and 2004 .............................................  22
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2005 and 2004 .................................  23
Notes to Consolidated Financial Statements ................................  24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
===============================================================================

The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.
Valley Stream, New York

We have audited the accompanying consolidated balance sheet of Cellular Technical Services Company, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. as of December 31, 2005 and the consolidated results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America,


/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants

March 5, 2006

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (in 000's)

                                                     December 31,   December 31,
                                                         2005           2004
                                                         ----           ----
                      ASSETS

CURRENT ASSETS

   Cash and cash equivalents ......................  $      3,555   $     2,199

LONG-TERM INVESTMENT, net of valuation
   adjustment of $1,754 in 2005 and 2004 ..........            --            --
                                                     ------------   -----------
TOTAL ASSETS ......................................  $      3,555   $     2,199
                                                     ============   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued liabilities .......  $         81   $        86

Commitments and contingencies .....................            --            --

STOCKHOLDERS' EQUITY

   Preferred Stock, $.01 par value per share,
      5,000 shares authorized, none issued and
      outstanding .................................            46            25
   Common Stock, $.01 par value per share,
      30,000 shares authorized, 4,587 shares
      issued and outstanding in 2005 and 2,487
      shares issued and outstanding in 2004 .......
   Additional Paid-in Capital .....................        31,663        30,095
   Accumulated deficit ............................       (28,235)      (28,007)
                                                     ------------   -----------
      Total Stockholders' Equity ..................         3,472         2,113
                                                     ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........  $      3,555   $     2,199
                                                     ============   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)

                                                       Year Ended December 31,
                                                         2005           2004

REVENUES ..........................................            --            --

COSTS AND EXPENSES
   General and administrative .....................           318           473

Total Costs and Expenses ..........................           318           473

LOSS FROM OPERATIONS ..............................          (318)         (473)

OTHER INCOME, net .................................            --            --

INTEREST INCOME, net ..............................            90            29

LOSS BEFORE TAX ...................................          (228)         (444)

PROVISION FOR INCOME TAX ..........................            --            --

NET LOSS ..........................................          (228)  $      (444)

BASIC AND DILUTED SHARE DATA:

(LOSS) PER SHARE - Basic & Diluted ................  $      (0.06)  $     (0.18)

   Weighted Average Shares Outstanding -Basic
      and Diluted .................................         3,780         2,470

        The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)

                                                       Year Ended December 31,
                                                         2005           2004

OPERATING ACTIVITIES
   Net loss ......................................    $      (228)   $     (444)

   Adjustments to reconcile net loss to
      net cash used in operating activities:

      Non cash compensation expense
         (restricted stock) ......................             14            52

      Loss (Gain) on disposal of assets ..........             --             6

      Changes in operating assets and
         liabilities:

         Decrease in accounts receivable, net ....             --            11

         Decrease in prepaid expenses and
            deposits .............................             --            13

         Decrease in accounts payable and
            accrued liabilities ..................             (5)          (29)

         Decrease in payroll related
            liabilities ..........................             --           (61)
                                                     ------------   -----------

NET CASH USED IN OPERATING ACTIVITIES ............           (219)         (452)
                                                     ------------   -----------
FINANCING ACTIVITIES
         Issuance of Common Stock ................          1,575            --
                                                     ------------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........          1,575            --
                                                     ------------   -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ..............................          1,356          (452)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR .......................................          2,199         2,651
                                                     ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR .........   $      3,555   $     2,199
                                                     ------------   -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (In 000's)

                                  Common Stock    Additional
                                ---------------     Paid-in    Accumulated
                                Shares   Amount     Capital      Deficit       Total
                                ------   ------   ----------   -----------   --------
Balance, December 31, 2003       2,450   $   25   $   30,043   $   (27,563)  $  2,505

Restricted stock for services
   rendered                         37                    52                       52

Net loss                            --       --           --          (444)      (444)
                                                               -----------   --------

Balance, December 31, 2004       2,487   $   25   $   30,095   $   (28,007)  $  2,113
                                ------   ------   ----------   -----------   --------

Common Stock Issued              2,100       21        1,554                    1,575

Restricted stock issued for
   services rendered                                      14                       14

Net Loss                            --       --           --          (228)      (228)
                                ======   ======   ==========   ===========   ========

Balance, December 31, 2005       4,587   $   46   $   31,663   $   (28,235)  $  3,474
                                ======   ======   ==========   ===========   ========

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

Management expects that during 2006 the Company will incur costs of approximately $0.3 million, primarily related to employee compensation and severance, costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has no operations. Accordingly, management believes that its cash balances as of December 31, 2005 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Unless the context otherwise requires, all references to the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has control.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Isis Telecommunications Inc. and Communication Information Svcs. Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Values of Financial Instruments

At December 31, 2005 the Company has the following financial instruments: cash and cash equivalents, long-term stock investment, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

Diversification of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash investments. Credit risk from cash investments is managed by diversification of cash investments among institutions and by the purchase of investment-grade commercial paper securities. The estimated fair values of the securities approximate cost.

Long-Term Investment

The Company accounted for its investment in TruePosition, Inc. under the cost method, as the Company did not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluated whether the declines in fair value of its investment are other-than-temporary. This evaluation consisted of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company received periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis. When the Company determined the fair value of the investment had an other-than-temporary decline, an impairment write-down was recorded. There were no impairments in 2005 or 2004. (See Note C)

Revenue Recognition

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

Segment Reporting

The Company's historical operations have consisted of two segments, (i) telecom hardware/software integrated information processing and information management systems for the wireless communications industry, including anti-fraud and geo-location wireless applications, and (ii) phone-card distribution, however, the company currently has no revenue.

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

Net Loss Per Share

Basic loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities by including other common stock equivalents (i.e. stock options) in the weighted average number of common shares outstanding for a period, if dilutive. Outstanding stock options of 174,600 and 192,800 at December 31, 2005 and 2004, respectively, were excluded from the computation of dilutive earnings per share because their effect was anti-dilutive. Weighted average restricted shares outstanding, net of treasury stock method, of 32,405 for each of the years ended December 31, 2005 and 2004, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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

The pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which has been updated by SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. In that regard, the fair value for options granted during 2005 and 2004 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004.

                                                 2005     2004
                                                ------   ------
Risk-free interest rate                           3.15%     3.6%
Dividend yield                                     0.0%     0.0%
Volatility factor                                 1.05%    1.06%
Expected life of the options (years)               5.7      4.0
Fair value of options granted during the year   $ 0.00   $ 0.53

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting periods. The Company's pro forma information follows (in 000's, except per share amounts):

                                                              2005      2004
                                                            -------   -------
Net income (loss)                                           $  (228)  $  (444)
Add:  Stock-based compensation as reported                       14        57
Deduct: Total stock-based compensation expense determined
under fair value method for all awards, net of taxes              0       159
                                                            -------   -------
Net income (loss) - pro forma                               $  (214)  $  (546)
                                                            =======   =======
Basic earnings (loss) per share - as reported               $ (0.06)  $ (0.18)
Basic earnings (loss) per share - pro forma                 $ (0.06)  $ (0.22)
Diluted earnings (loss) per share - as reported             $ (0.06)  $ (0.18)
Diluted earnings (loss) per share - pro forma               $ (0.06)  $ (0.22)

There was no compensation expense related to stock option grants recorded by the Company during the years 2005 and 2004. In 2005 and 2004 the Company recorded $14,000 and $52,000 in compensation expense related to restricted stock grants, respectively.

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

Recent Accounting Pronouncements

In December 2005, the FASB issued SFAS No.123 (revised 2005), "Share-Based Payment". SAFS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAFS 123(R) replaces SAFS 123, and supersedes APB Opinion No. 25. SAFS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SAFS 123(R) as of the first interim or annual reporting period that begins after December 15, 2006. Management is evaluating the impact of the adoption of SFAS 123(R).

NOTE C - LONG TERM INVESTMENT:

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

NOTE D - COMMITMENTS AND CONTINGENCIES:

As of December 31, 2003, the Company leased office space under a month-to-month, verbal arrangement. During October 2005, the Company ceased operations in Seattle and moved its records to its Chairman's office in New York. At December 31, 2005, there is no current rent expense incurred by the Company. Amounts charged to operations under all lease and rental agreements totaled approximately $0.00 and $17,000 in 2005 and 2004, respectively.

NOTE E - EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company has adopted an Employee Retirement Savings Plan covering substantially all employees who have been employed for at least one month and meet certain age and eligibility requirements. Each eligible employee may contribute up to 15% of his or her compensation per year, subject to a maximum limit imposed by federal tax law, into various funds. Under current plan provisions, matching contributions are made by the Company equaling two-thirds of the employee's contribution, subject to a maximum of 6% of compensation contribution by the employee. Company contributions charged to costs and expenses totaled approximately $0 and $5,000 in 2005 and 2004, respectively.

NOTE F - INCOME TAXES:

At December 31, 2005, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $52.4 million which begin to expire in 2007, and research and development tax credits of approximately $1.2 million that began to expire in 2003. Approximately $22,000 and $27,000 of the $1.2 million expired in 2005 and 2004 respectively. A portion of the net operating loss carryforward (approximately $28 million) is attributed to the stock option deduction, the tax effect of which will be credited to additional paid-in capital when realized. Certain net operating loss carryforwards of the Company are subject to limitations imposed by Section 382 of the Internal Revenue Code because there was an ownership change of greater than 50% in the Company during 1991.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                            December 31,   December 31,
                                                2005           2004
                                            ---------------------------
Deferred tax assets:
   Net operating loss carryforwards           $   18,930   $     18,441
   Research and development credits                1,194          1,217
   AMT credits                                        53             53
                                            ---------------------------
       Total deferred tax assets                  20,177         19,711

       Valuation allowance                       (20,177)       (19,711)
                                            ---------------------------
Net deferred tax assets                     $         --   $         --
                                            ===========================

The Company paid Alternative Minimum Tax (AMT) in 2000 and 1999. This created an AMT credit of approximately $53,000 to be utilized in future tax periods to the extent the regular tax liability exceeds the AMT liability. The Company has provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforward, tax credits and temporary differences. The net changes in the valuation allowance for deferred tax assets were approximately $0.5 million, $1.3 million in 2003, and 2002, respectively, and were primarily attributable to the net losses in 2003 and 2002 and utilization of net operating loss carryforwards in 2001.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows (in 000's):

                                                  Year Ended December 31,
                                                  -----------------------
                                                      2005        2004
                                                  -----------------------
Income tax provision (benefit) at statutory
   rate of 34%                                    $       (78)  $    (149)
Utilization of net operating loss carryforwards            --          --
Losses producing no current tax benefit                    78         149
Alternative minimum tax provision (refunds)                --          --
State income taxes                                         --           1
                                                  -----------------------
Income taxes provision (benefit), current         $        --   $       1
                                                  =======================

NOTE G - STOCKHOLDERS' EQUITY:

Stock Options

Pursuant to the Company's 1991 Qualified Stock Option and 1991 Non-Qualified Stock Option Plans, as amended (the "1991 Plan"), the Company was authorized to grant options to purchase up to (i) 280,000 shares of Common Stock to its officers and key employees, at a price not less than the fair market value per share of Common Stock on the date of grant; and (ii) 120,000 shares of Common Stock to its directors, officers, key employees and others who rendered services to the Company at such price as fixed by the Compensation and Stock Option Committee. Options granted under the 1991 Plans generally vest to the respective option holders at the rate of 20% per year commencing on the first anniversary date of the grant. No new grants may be made under the 1991 Plans.

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

Information with respect to the Company's stock options is as follows (in 000's, except per share amounts):

                                            Shares Under          Option          Weighted Ave.
                                               Option             Prices         Exercise Price
                                            ============   ===================   ==============
Balance, January 1, 2004                         193       0.66     -   188.75        8.17

Granted                                           60       0.72     -     0.73        0.73
Canceled                                         (60)      0.70     -     8.00        2.38
                                                 ---       ----         ------        ----
Balance, December 31, 2004                       193       0.66         188.75        8.17

Granted                                            0
Canceled                                         (18)      0.66           0.73        0.72
                                                 ---       ----         ------        ----
Balance, December 31, 2005                       175       0.66         188.75        8.17
                                                 ---       ====         ======        ====
Exercisable at December 31, 2005                 136
                                                 ===
Available for grant at December 31, 2005         214
                                                 ===
Common Stock reserved for future issuance        389
                                                 ===

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2005 (in 000's except per share amounts):

                                        Options Outstanding                    Options Exercisable
                            --------------------------------------------------------------------------
                                            Weighted-
                                             Average
                                            Remaining     Weighted-                       Weighted-
                               Number      Contractual     Average           Number        Average
 Range of Exercise Prices   Outstanding       Life       Exercise Price   Exercisable   Exercise Price
-----------------------------------------------------------------------   ----------------------------
  $  0.66 - $    0.99            60           8.08          $   0.77          22          $   0.82
     1.91 -      3.75            30           4.95              2.77          29              2.77
     8.00 -      8.38            71           4.46              8.01          71              8.01
    11.34 -     29.69            11           4.98             13.31          11             13.31
   175.00 -    188.75             3           1.80            180.16           3            180.16
                                ---                                          ---
  $  0.66 - $  188.75           175           5.69          $   8.13         136          $  10.23
                                ===                                          ===

Shares under options that were exercisable at December 31, 2005 were 136,000. Average exercise price for options that were exercisable at December 31, 2005 was $10.23.

NOTE H - ACQUISITION OF NEW ENGLAND TELECOM, INC.

On August 10, 2000, the Company announced the acquisition of substantially all of the assets of New England Telecom, Inc. ("NET") through Isis. The agreement included the purchase of approximately $135,000 in inventory of prepaid phonecards, an employment agreement with the principal NET shareholder, and a two-year earn-out period. The earn-out is calculated on a quarterly basis whereby the former shareholder can earn up to 50% of net profits of the former business, as defined in the agreement, with a maximum contingent total payout of $1.5 million. The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of NET's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price was equal to the value of the inventory assets purchased. There were no liabilities assumed in the transaction. The agreement also provided for 20,000 stock options of Isis to be granted to the former NET shareholder for his employment services with the Company, with a three-year vesting period. Any additional purchase price payments made based on net profit during the earn-out period, as defined in the agreement, have been capitalized as goodwill. Through December 31, 2001, a total of $130,000 was capitalized. During June 2001, employment of the former shareholder was terminated for breach of his employment contract. At that time all options granted to him were cancelled, as they had not yet vested. In October 2001, the former shareholder filed a claim against the Company, its Chairman, and Isis alleging, among other things, that the Company breached the purchase agreement and the employment contract. During December 2005, the Court dismissed all claims against CTS and its Chairman. During May 2005, this case was settled out of court by payment of a nominal sum to the former shareholder. The expense has been included in General and Administrative Expenses on the Statement of Operations.

NOTE I - TERMINATION OF NEUMOBILITY DEVELOPMENT AND WIND-DOWN OF OPERATIONS OF ISIS

During the fourth quarter of 2002 the Company made the decision to cease development efforts of the Neumobility platform and applications division. This was due to the uncertainty in both timing and magnitude of future revenue streams combined with the large continuing investment required to sustain, market and support the products. As a result of this decision, in the fourth quarter of 2002 the Company recorded an impairment loss on property and equipment of Neumobility of approximately $76,000, wrote off prepaid software maintenance contracts of approximately $26,000 and terminated all employees of Neumobility. Termination benefits were approximately $80,000 and were all paid before December 31, 2002. Neumobility was a part of the Company's telecom hardware/software segment. No revenues were ever reported from the Neumobility platform. Net earnings (losses) before tax of the telecom hardware and software segment, including the operations of Neumobility in the years ended December 31, 2005 and 2004 were losses of $0 and $0.4 million in 2005 and 2004, respectively.

The Company does not intend to produce or sell prepaid phone cards in the future. As a result of this decision, in December 2002 the Company recorded an impairment loss on property and equipment of Isis of approximately $21,000 and terminated the remaining employees of Isis. Termination benefits were insignificant and were all paid before December 31, 2002. Revenues of Isis were $0 in 2005 and 2004. Net earnings (losses) before tax of Isis were approximately $0 and $0 million in 2005 and 2004 respectively.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its independent accountants during the periods ended December 31, 2005 and 2004. .

Item 8A. Controls and Procedures

As of the end of the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

There were no changes in the Company's internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers Promoters and Control Persons; In Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The name, age, position with the Company and other information with respect to each of its directors and executive officers is as set forth below.

                                                                                     Year First   Term of
Name                   Age                      Position with Company                  Elected    Office
--------------------   ---   -----------------------------------------------------   ----------   -------
Stephen Katz           63    Chairman of the Board of Directors, Chief Executive
                             Officer  and Acting President                              1988        2006
Lawrence Schoenberg    73    Director                                                   1996        2006
Joshua J. Angel        69    Director                                                   2001        2007
Dr. Phillip Frost            Director                                                   2005        2006
Dr. Jane Hsaio         58    Director                                                   2005        2006
Richard C. Pfenniger   50    Director                                                   2005        2006
Kenneth Block          58    Vice President, Chief Financial Officer and Secretary       --          --

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

Joshua J. Angel has been a director of the Company since June 2001. Mr. Angel is the founder and Senior Managing Shareholder of Angel & Frankel, P.C., a New York based law firm specializing in commercial insolvency and creditors rights. On January 3, 2006 Angel & Frankel, P.C. merged its practice with Cole, Schotz, Meisel, Forman & Leonard, P.A., a general practice law firm. Mr. Angel currently serves as senior counsel to that firm. Mr. Angel has a B.S. from N.Y.U. and an L.L.B. from Columbia University.


Dr. Phillip Frost, MD. served as Chairman of the Board and Chief Executive Officer of IVAX Corporation from 1987 to 2006. He is Chairman of the Board of Directors of IVAX Diagnostics, Inc. (diagnostic reagent kits). He is a director of Northrop Grumman Corporation, (aerospace), Cellular Technical Services Company, Inc. (a corporate shell), Continucare Corporation (healthcare), and Ladenburg Thalmann Financial Services, Inc. (securities brokerage). He is a member of the Board of Trustees of The Scripps Research Institute and is a life member, and former Chairman of the Board of Trustees of the University of Miami. He is Vice Chairman of the Board of Teva Pharmaceutical Industries LTD and co-Vice Chairman of the Board of Governors of the American Stock Exchange

Dr. Jane Hsaio Ph.D. in Medicinal Chemistry, University of Illinois, 1973. Founded Innotech Laboratory in 1981. One of the co-founders of IVAX Corporation in 1986, and sold to Teva Pharmaceutical in 2006. Held positions at IVAX as Vice Chairman, Director, Chief Technical Officer and Chairman/CEO/President of IVX Animal Health, a wholly owned subsidiary of IVAX Corporation. Also served as Director of IVAX Diagnostic.

Richard C.Pfenniger, Jr., has been a director of the Company since April 2005. Mr. Pfenniger has been Chief Executive Officer and President of Continucare Corporation (healthcare) since October 2003, and the Chairman of Continucare's Board of Directors since 2002. He served as CEO and Vice Chairman of Whitman Education Group, Inc. (proprietary education) from 1997 until 2003. Mr. Pfenniger is a director of GP Strategies, Inc. (corporate training).

Kenneth Block joined the Company in September 2005 as Secretary and Chief Financial Officer. Since 1991 Mr. Block has been the controller of Shadybrook Charter Corp. and Sunrise Charter Management Corp., each of which is a real estate management company. Mr. Block graduated from Bernard Baruch College with a Bachelors of Business Administration degree. He is a Certified Public Accountant in the State of New York.

The Company's Board of Directors is divided into three classes. The Board is composed of one Class I director, Mr. Angel, two Class II directors, Mr. Schoenberg and Mr. Pfenniger, and one Class III director, Mr. Katz. The terms of the Class I, Class II and Class III directors expire on the dates of the 2007, 2006 and 2006 annual meetings, respectively. At each annual meeting, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Officers are elected annually at the discretion of the Board of Directors and serve at the discretion of the Board.

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders under the caption "Executive Compensation and Related Information."

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders under the caption "Security Ownership."

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

Item 13. Exhibits:

 3.1  Restated Certificate of Incorporation of the Registrant, as amended (1)
 3.2  Amendment to Restated Certificate of Incorporation of the Registrant (5)
 3.3  By-Laws of the Registrant (1)
 3.4  Amendment I to By-Laws of the Registrant, dated October 28, 1993 (3)
 4.1  Specimen Certificate for Common Stock of Registrant (1)
 7.1  1991 Qualified Stock Option Plan (as amended as of November 30, 1993)
      (+)(2)
 7.2  Amendment to 1991 Qualified Stock Option Plan dated July 11, 1996 (+)(5)
 7.3 1991 Non-Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)
 7.4  Amendment to 1991 Non-Qualified Stock Option Plan dated July 11, 1996
      (+)(5)
 7.5  1993 Non-Employee Director Stock Option Plan (+)(3)
 7.6 Amendment to 1993 Non-Employee Director Stock Option Plan dated July 11, 1996 (+)(5)
 7.7 Amendment to 1993 Non-Employee Director Stock Option Plan dated April 22, 1999 (+)(6)
 7.8  1996 Stock Option Plan (+)(4)
 7.9  Amendment to 1996 Stock Option Plan dated December 14, 1998 (+)(4)
 7.10 2002 Stock Incentive Plan+ (7)
14.1  Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002
      (8)
21.1  Subsidiaries of the Registrant (9)

23.1  Consent of Stonefield Josephson, Inc., independent auditors (9)
31.1  Rule 13a-14(a)/15d-14(a) Certification by CFO (9)
31.2  Rule 13a-14(a)/15d-14(a) Certification by CEO (9)
32.1  Section 1350 Certifications (9)
99.1  Certification to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

 (+) Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
 (1) Incorporated by reference to Registration Statement on Form S-1 declared effective on August 6, 1991 (File No. 33-41176).
 (2) Incorporated by reference to Registration Statement on Form S-8 filed on March 7, 1994 (File No. 33-76128).
 (3) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended December 31, 1993 (File No. 0-19437).
 (4) Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June 30, 1995 (File No. 0-19437).
 (5) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 0-19437).
 (6) Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended December 31, 1999 (File No. 0-19437).
 (7) Incorporated by reference to Proxy Statement filed April 23, 2005 (File No.0-19437).
 (8) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 2005 for the year ended December 31, 2003 (File No. 0-19437).
 (9)  Filed herewith.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption "Information About Our Independent Registered Public Accounting Firm" in the Proxy Statement relating to the Company's 2006 Annual Meeting of Stockholders.

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

                                        Cellular Technical Service Company, Inc.

                                          Registrant

                                          By: /s/ Stephen Katz
                                              ---------------------------------

                                          Stephen Katz, Chairman of the Board of
                                          Directors and Chief Executive Officer

                                          Date:  March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen Katz                                       /s/ Richard C. Pfenniger
----------------------------------------------------   ----------------------------------
Stephen Katz, Chairman of the Board of Directors and   Richard C. Pfenniger, Director
Chief Executive Officer                                March 30, 2006
(Principal Executive Officer)
March 30, 2006

/s/ Kenneth Block                                      /s/ Joshua J. Angel
----------------------------------------------------   ----------------------------------
Kenneth Block                                          Joshua J. Angel, Director
Chief Financial Officer and Secretary                  March 30, 2005
(Principal Financial and Accounting Officer)
March 30, 2006

/s/ Lawrence Schoenberg                                /s/ Phillip Frost
----------------------------------------------------   ----------------------------------
Lawrence Schoenberg, Director                          Phillip Frost, Director
March 30, 2006                                         March 30, 2006

/s/ Jane Hsaio
----------------------------------------------------
Jane Hsaio, Director
March 30, 2006