Form 10KSB/A
period 2005-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2006-04-10
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A

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

       Transitional Small Business Disclosure Format Yes [ ] No [X]

This Form 10KSB/A is being filed to correct the inadvertent omission of a paragraph relating to Risks and Uncertainties in footnote B to the financial statements and to correct some dates and data in footnote F, and to make other immaterial textual changes. There has been no change to the financial statements previously issued.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
===============================================================================

The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.
Valley Stream, New York

We have audited the accompanying consolidated balance sheet of Cellular Technical Services Company, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Technical Services Company, Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America,


/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants
Los Angeles, CA

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

Risks and Uncertainties:

Legal Proceedings: From time to time, the company is involved with or could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the company's business, financial condition, or results of operation.

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
                                            ===========================

The Company paid Alternative Minimum Tax (AMT) in 2000 and 1999. This created an AMT credit of approximately $53,000 to be utilized in future tax periods to the extent the regular tax liability exceeds the AMT liability. The Company has provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforward, tax credits and temporary differences. The net changes in the valuation allowance for deferred tax assets were approximately $0.5 million, $0.1 million in 2005, and 2004, respectively, and were primarily attributable to the net losses in 2005 and 2004 and expiration of research and development tax credits.

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