Form 10QSB
period 2006-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2006-05-22
CIK 876378

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                    Commission File Number 0-19437
        March 31, 2006

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

      4,586,758 Common Shares were outstanding as of April 28, 2005

      Transitional Small Business Disclosure Format. Yes [ ] No [X]

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                        TABLE OF CONTENTS FOR FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ........  9

ITEM 3.  CONTROLS AND PROCEDURES ............................................  9

PART II. OTHER INFORMATION .................................................. 10

ITEM 6.  EXHIBITS ........................................................... 10

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in 000's)

                                                                                March 31,     December 31,
                                                                                   2006           2005
                                                                               -----------    ------------
                                                                               (unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                   $     3,524    $      3,555
   Prepaid expenses, deposits and other current assets                                  38               0
                                                                               -----------    ------------
      Total Current Assets                                                           3,562    $      3,555

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2006 and 2005            --              --
                                                                               -----------    ------------
TOTAL ASSETS                                                                   $     3,562    $      3,555
                                                                               ===========    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $        88    $         81
                                                                               -----------    ------------
      Total Current Liabilities                                                         88              81
                                                                               -----------    ------------

Commitments and contingencies                                                           --              --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
   Common Stock, $.001 par value per share, 30,000 shares authorized, 4,587
      shares issued and outstanding at March 31, 2006 and December 31, 2005             46              46

   Additional Paid-in Capital                                                       31,663          31,663

   Accumulated deficit                                                             (28,235)        (28,235)
                                                                               -----------    ------------
      Total Stockholders' Equity                                                     3,474           3,474
                                                                               -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     3,562    $      3,555
                                                                               ===========    ============

----------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2006           2005
                                                                               ----------------------------
REVENUES                                                                                --              --

COSTS AND EXPENSES
   General and administrative                                                           35             105
                                                                               ----------------------------
Total Costs and Expenses                                                                35             105
                                                                               ----------------------------

LOSS FROM OPERATIONS                                                                   (35)           (105)

OTHER INCOME (EXPENSE), net                                                             --              --

INTEREST INCOME, net                                                                    35               9
                                                                               ----------------------------

LOSS BEFORE TAX                                                                         (0)            (96)

PROVISION FOR INCOME TAX                                                                --              --
                                                                               ----------------------------
NET LOSS                                                                       $        (0)   $        (96)
                                                                               ============================

BASIC AND DILUTED SHARE DATA:

   Net Loss                                                                    $     (0.00)   $      (0.04)
                                                                               ============================
WEIGHTED AVERAGE SHARES OUTSTANDING:

      Basic and diluted                                                              4,587           2,487
                                                                               ============================

----------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                   2006           2005
                                                                               -----------    ------------
OPERATING ACTIVITIES
   Net loss                                                                    $        (0)   $        (96)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Non cash compensation expense (restricted stock)                                  --               7
      Changes in operating assets and liabilities:
         (Increase)  in prepaid expenses and deposits                                  (38)            (81)
         (Decrease)  in accounts payable and accrued liabilities                         7               4
                                                                               -----------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (31)           (141)

NET CASH PROVIDED BY INVESTING ACTIVITIES                                               --              --

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               --              --

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (31)           (141)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,555           2,199
                                                                               -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           3,524    $      2,058
                                                                               ===========    ============

----------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CELLULAR TECHNICAL SERVICES COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:

The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. ("CTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and in the Company's other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to "CTS" or the "Company" herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

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

Management expects that during the remaining nine months of 2006 the Company will incur costs of approximately $0.2 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balances as of March 31, 2006 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

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

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, "Share Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2005 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123R.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period (in 000's, except per share amounts).



                                                        Three Months Ended
                                                          March 31, 2005
                                                        --------------------
Reported net loss                                                   $(96)
Add: Stock-based compensation as reported                              7
Deduct: Stock-based employee compensation determined
under the fair value based method prior to adoption
of SFAS 123R, net of related tax effects                              (7)
                                                        -----------------
Pro Forma net loss                                                  $(96)
                                                        =================

Loss per share:
     Basic  and diluted - as reported                             $(0.04)
     Basic and diluted - pro forma                                $(0.04)


Stock option compensation expense was $0 for the three months ended March 31, 2006.

The following summarizes the activity of the Company's stock options for the three months ended March 31, 2006:

                                                                                      Weighted
                                                                                      Average
                                                                      Weighted       Remaining        Aggregate
                                                                      Average        Contractual     Intrinsic
                                                      Shares       Exercise Price      Term            Value
                                                  ---------------- --------------- --------------- ---------------
Number of shares under option plans:
Outstanding at January 1, 2006                               175         $8.13               5.44
Granted                                                       --
Exercised                                                     --
Canceled or expired                                           --
                                                  ---------------- --------------- --------------- ---------------
Outstanding at March 31, 2006                                175         $8.13               5.44  $       112
                                                  ================ =============== =============== ===============

Exercisable at March 31, 2006                                172         $8.24               5.43  $       109
                                                  ================ =============== =============== ===============

The Company did not grant any options during the quarter ended March 31, 2006.

The following summarizes the activity of the Company's stock options that have not vested for the three months ended March 31, 2006.

                                                                             Weighted
                                                                             Average
                                                             Shares       Exercise Price
                                                        ----------------- ---------------
Nonvested at January  1, 2006                                        3          $1.74
Granted                                                             --             --
Canceled or expired                                                 --             --
Vested                                                              --             --
                                                        ----------------- ---------------
Nonvested at March 31, 2006                                          3          $1.74
                                                        ================= ===============


As of March 31, 2006, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the three-months ended March 31, 2006 was $0.

NOTE C -- CONTINGENCIES:

Legal proceedings: The Company is not currently a party to any litigation, however, from time to time, the Company could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company's business, financial condition or results of operations.

NOTE D -- LOSS PER SHARE:

The calculation of basic and diluted loss per share is as follows (in 000's, except per share amounts):

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2006             2005
                                                        ------------------------

Net loss  (A)                                           $    (0)         $  (96)
                                                        ========================
Weighted average number of shares outstanding (B)         4,587           2,487
                                                        ========================
Basic and diluted loss per share (A)/(B)                $ (0.00)         $(0.04)
                                                        ========================

Outstanding stock options of 174,600 and 192,800 at March 31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE E - OTHER EVENTS

            NONE

Item 2.     Management's  Discussion and Analysis or Plan of Operations

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

Management expects that during the last nine months of 2006 the Company will incur costs of approximately $0.2 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company's operations will be profitable on a quarterly or annual basis in the future or that revenue levels can be enhanced. Existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of March 31, 2006 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

The Company has no current business. It is not engaged in any planned product research and development and it does not anticipate doing so in the future. The Company has disposed of all of its equipment, and has one part time employee.

Effective January 1, 2006, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted share based awards. The adoption of SFAS 123R did not have a material effect on the Company's financial statements.

At March 31, 2006, there was approximately $1,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the weighted average period of 1.5 years.

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

                  CELLULAR TECHNICAL SERVICES COMPANY, INC.

                  By: /s/Kenneth Block
                      ----------------
                      Kenneth Block
                      Secretary and Chief Financial Officer
                      May 22, 2006