Form 10QSB
period 2006-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2006-07-28
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006	Commission File Number 0-19437

CELLULAR TECHNICAL SERVICES COMPANY, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-2962080

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 East Sunrise Highway, Suite 200, Valley Stream, New York 11581

(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number, including area code: (516) 568-0100

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

          4,586,758 Common Shares were outstanding as of July 11, 2006

          Transitional Small Business Disclosure Format. Yes ☐ No ☒

CELLULAR TECHNICAL SERVICES COMPANY, INC.

TABLE OF CONTENTS FOR FORM 10-QSB

CELLULAR TECHNICAL SERVICES COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000’s)

	June 30, 2006	December 31, 2005

	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,537	$3,555
Prepaid expenses, deposits and other current assets		0

Total Current Assets		$3,555
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2006 and 2005		—

TOTAL ASSETS	$3,563	$3,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$86	$81

Total Current Liabilities	86	81

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
Common Stock, $.001 par value per share, 30,000 shares authorized, 4,587 shares issued and outstanding at June 30, 2006 and December 31, 2005	5	5

Additional Paid-in Capital	31,704	31,704
Accumulated deficit	(28,232)	(28,235)

Total Stockholders’ Equity	3,477	3,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,563	$3,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

REVENUES	—	—	—	—

COSTS AND EXPENSES
General and administrative	39	88	74	193

Total Costs and Expenses	39	88	74	193

LOSS FROM OPERATIONS	(39)	(88)	(74)	(193)

OTHER INCOME (EXPENSE), net	—	—

INTEREST INCOME	42	18	77	27

INCOME (LOSS) BEFORE TAX	3	(70)	3	(166)

PROVISION FOR INCOME TAX	—	—	—	—

NET INCOME (LOSS)	$3	$(70)	3	(166)

BASIC AND DILUTED SHARE DATA:

NET INCOME (LOSS)	$0.00	$(0.02)	$0.00	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	4,587	4,280	4,587	3,376

Diluted	4,654	4,280	4,654	3,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(unaudited)

	Six Months Ended June 30,

	2006	2005

OPERATING ACTIVITIES
Net Income (Loss)	$3	$(166)

Adjustments to reconcile net loss to net cash used in operating activities:
Non cash compensation expense (restricted stock)	—	14
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits and other current assets	(26)	(54)
Increase in accounts payable and accrued liabilities	5	6

NET CASH USED IN OPERATING ACTIVITIES	(18)	(200)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES	—	—

Issuance of Common Stock		1,575

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18)	1,375

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,555	2,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,537	$3,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION AND LIQUIDITY:

The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. (“CTS” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to “CTS” or the “Company” herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

CTS has no current business. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. As of early 2004, the Company may be considered as a dormant enterprise in accordance with Statement of Financial Accounting Standards No. 7. The Company has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS’ stockholders.

Based on management plans, these financial statements have been prepared under the “going concern” assumption which presumes that the Company will continue its existence.

Management expects that during the remaining six months of 2006 the Company will incur costs of approximately $0.15 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balance as of June 30, 2006 of approximately $3.5 million is sufficient to fund its current cash flow requirements through at least the next twelve months.

The value of the Common Stock shown on the Balance Sheet as of December 31, 2005 has been reduced by $41,000 and the Additional Paid-In Capital has been increased by the same amount, to correct an error made at the time of the 10 to 1 reverse stock split in 1999.

NOTE B — STOCK OPTIONS

Pursuant to the Company’s 1991 Qualified Stock Option and 1991 Non-Qualified Stock Option Plans, as amended (the “1991 Plan”), the Company was authorized to grant options to purchase up to (i) 280,000 shares of Common Stock to its officers and key employees, at a price not less than the fair market value per share of Common Stock on the date of grant; and (ii) 120,000 shares of Common Stock to its directors, officers, key employees and others who rendered services to the Company at such price as fixed by the Compensation and Stock Option Committee. Options granted under the 1991 Plan generally vest to the respective option holders at the rate of 20% per year commencing on the first anniversary date of the grant. No new grants may be made under the 1991 Plan.

The Company’s 1993 Non-Employee Director Stock Option Plan allows the Company to grant options to purchase up to 70,000 shares of Common Stock. Each non-employee director is to be granted options to purchase: (i) 2,000 shares of Common Stock upon initial appointment as a director of the Company; and (ii) an additional 1,200 shares, in recurring annual increments, at a price equal to the fair market value per share of Common Stock on the date of grant. Options under the Non-Employee Director Plan vest to the respective option holder after one year and have a term of ten years.

The Company’s 1996 Stock Option Plan authorizes the grant of both incentive (“ISO”) and non-qualified stock options up to a maximum of 335,000 shares of the Company’s Common Stock to employees (including officers and directors who are employees) of and consultants to the Company. The exercise price, term and vesting provision of each option grant is fixed by the Compensation and Stock Option Committee with the provision that the exercise price of an ISO may not be less than the fair market value of the Company’s Common Stock on the date of grant, and the term of an ISO may not exceed ten years.

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123R.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings (loss) per share if the fair value based method had been applied to the prior period (in 000’s, except per share amounts).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Reported net loss	$(70)	$(166)

Add: Stock Based Compensation as reported	7	14
Deduct: Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	(7)	(14)

Pro Forma net loss	$(70)	$(166)

Loss per share:
Basic and diluted – as reported	$(0.02)	$(0.05)
Basic and diluted – pro forma	$(0.02)	$(0.05)

Stock option compensation expense was $0 for the six months ended June 30, 2006.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option plans:
Outstanding at January 1, 2006	175	$8.13	5.44
Granted	—
Exercised	—
Canceled or expired	—

Outstanding at June 30, 2006	175	$8.13	5.19	$106

Exercisable at June 30, 2006	172	$8.24	5.18	$103

The Company did not grant any options during the six months period ended June 30, 2006.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2006.

	Shares	Weighted Average Exercise Price

Nonvested at January 1, 2006	3	$1.74
Granted	—	—
Canceled or expired	—	—
Vested	—	—

Nonvested at June 30, 2006	3	$1.74

As of June 30, 2006, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.25 years. The total fair value of shares vested during the six-months ended June 30, 2006 was $0.

NOTE C — CONTINGENCIES:

Legal proceedings: The Company is not currently a party to any litigation. However, from time to time, the Company could be subject to involvement in legal actions and claims, which management believes will be resolved without a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE D — INCOME (LOSS) PER SHARE:

The calculation of basic and diluted income (loss) per share is as follows (in 000’s, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net Income (Loss) (A)	$3	$(70)	$3	$(166)

Weighted average number of shares outstanding (B)	4,587	4,280	4,587	3,376

Add: Dilutive effect of employee options (C)	67	—	67	—

Total weighted average number of shares outstanding (C)+(B)=(D)	4,654	4,280	4,654	3,376

Basic income (loss) per share (A)/(B)	$(0.00)	$(0.02)	$(0.00)	$(0.05)

Diluted income (loss) per share (A)/(D)	$(0.00)	$(0.02)	$(0.00)	$(0.05)

Outstanding stock options of 107,900 at June 30, 2006 and 192,800 at June 30, 2005, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE E – OTHER EVENTS

NONE

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s views with respect to future events and financial performance. The Company uses words and phrases such as “anticipate,” “expect,” “intend,” “the Company believes,” “future,” and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in the Company’s other filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

The Company files its periodic reports with the SEC in compliance with the “small business issuer” provisions of Regulation S-B, under the Securities Exchange Act of 1934 (the “Exchange Act”). Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Company qualifies as a Regulation S-B filer since its annual revenues for both 2005 and 2004 were less than $25.0 million and its public float has not exceeded $25.0 million. Regulation S-B is tailored for the small business issuer, and although it requires accurate and complete disclosure, it does not require certain specific disclosures which are required under Regulation S-K and Regulation S-X.

Management expects that during the last six months of 2006 the Company will incur costs of approximately $0.15 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company’s operations will be profitable on a quarterly or annual basis in the future or that revenue levels can be enhanced. Existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of June 30, 2006 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

The Company has no current business. It is not engaged in any planned product research and development and it does not anticipate doing so in the future. The Company has disposed of all of its equipment, and has one part time employee.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted share based awards. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements.

At June 30, 2006, there was approximately $1,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the weighted average period of 1.25 years.

Item 3.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Kenneth Block
Secretary and Chief Financial Officer July 28, 2006