Form 10KSB/A
period 2005-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2006-10-12
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         FORM 10-KSB/A AMENDMENT NO. 2

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

As of October 1, 2006 there were 4,586,757 shares of Common Stock, $.001 par value outstanding.

As of October 1, 2006 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $8.7 million. The aggregate market value of the Company's stock was calculated using $1.90, the closing price for its Common Stock on October 1, 2006 as reported on the over-the-counter bulletin board.

       Transitional Small Business Disclosure Format Yes [ ] No [X]

                                  INTRODUCTION

         Cellular Technical Services Company, Inc. is filing this Amendment on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006, as amended by a filing with the SEC on April 10, 2006 (collectively, the "Original Filing"). The purpose of this Amendment is to amend in their entirety Items 10, 11, 12, 13 and 14 of the Original Filing. This Amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

Item 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Named Executive Officers (as said term is defined in Item 402 of Regulation S-B) for services in all capacities to the Company during fiscal years 2005, 2004 and 2003.


                                      Annual Compensation                          Long Term Compensation Awards(1)
                            -----------------------------------------       ------------------------------------------------
                                                         Other Annual        Restricted        Securities        All Other
                            Year    Salary    Bonus      Compensation      Stock Awards(2)  Underlying Options  Compensation
                            ----    ------    -----      ------------      --------------   ------------------  ------------
Stephen Katz
Chairman of the Board of     2005     $ 0      $ 0            $ 0             $      0               0             $ 0
Directors and Chief          2004     $ 0      $ 0            $ 0             $  6,753          15,000             $ 0
Executive Officer            2003     $ 0      $ 0            $ 0             $ 59,400               0             $ 0

Kenneth Block                2005     $ 0      $ 0            $ 0             $      0               0             $ 0
Chief Financial              2004     $ 0      $ 0            $ 0             $      0               0             $ 0
Officer                      2003     $ 0      $ 0            $ 0             $      0               0             $ 0


1. None of the Named Executive Officers received any LTIP Payouts in 2005, 2004 or 2003.

2. The stock awards granted to Stephen Katz in 2004 and 2003 vested after one year. The values set forth above are based on the closing prices of $0.73 and $0.66 respectively, on the dates the plan was approved by the Compensation Committee of the Board of Directors. The value of the grants at December 31, 2005 was $208,425.

No stock options or SARs were granted during 2005.

Aggregated Option Exercises in 2005 and Year-End Option Values

The following table sets forth information with respect to the exercise of stock options during 2005 by the Named Executive Officers and unexercised options held by them on December 31, 2005.


                                                         Number of Securities              Value of Unexercised
                           Shares                    Underlying Unexercised Options       In-the-Money Options at
                         Acquired on     Value           at December 31, 2005               December 31, 2005
Name                      Exercise      Realized       Exercisable/Unexercisable        Exercisable/Unexercisable
----                     -----------    --------     ------------------------------     -------------------------
Stephen Katz                None           --                110,650/2,750                    $29,430/$2,220
Kenneth Block               None           --                     --                                --


1. There were no SAR exercises during 2005 and no SARs were outstanding at December 31, 2005.

2. The closing price for the Company's Common Stock as reported on the Over the Counter Bulletin Board on December 31, 2005 was $2.10 per share. Value is calculated by multiplying; (i) the difference between $2.10 and the option exercise price, by (ii) the number of shares of Common Stock underlying the option.

Director Compensation

No payments were made to non-employee directors during 2005.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and footnotes thereto set forth, as of September 26, 2006, information with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company;
(iii) the Named Executive Officers; and (iv) all current directors and executive officers of the Company as a group.

                                            Amount And Nature of
Name of Beneficial Owners                  Beneficial Ownership(1)     Percent of Outstanding Shares
-------------------------                  -----------------------     -----------------------------
Phillip Frost                                    1,400,000(2)                    30.5%
Stephen Katz                                       251,173(3)                     5.5%
Jane Hsiao                                         200,000                        4.4%
Richard Pfenniger                                  100,000                        2.2%
Lawrence J. Schoenberg                              76,850(4)                     1.2%
Joshua J. Angel                                     55,850(5)                     1.2%
Kenneth Block                                        5,000                         *
All directors and executive officers
as a group (7 persons)                           2,088,873(6)                    45.4%

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

3. Includes 41,273 shares held by a partnership controlled by Mr. Katz. Also includes 110,650 shares subject to currently exercisable options, 23,000 of which are at prices lower than the market price of the Company's Common Stock.

4. Includes 40,600 shares subject to currently exercisable options, 17,400 of which are at prices lower than the market price of the Company's Common Stock.

5. Includes 20,600 shares subject to currently exercisable options, 17,400 of which are at prices lower than the market price of the Company's Common Stock.

6. Includes an aggregate of 171,850 shares subject to currently exercisable options, 57,800 of which are at prices lower than the market price of the Company's Common Stock and 41,273 shares held by a partnership controlled by Mr. Katz.

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans as of December 31, 2005.

--------------------------------------------------------------------------------------------------------------------------
                                              A                             B                             C
--------------------------------------------------------------------------------------------------------------------------
        Plan Category            Number of securities to be     Weighted average exercise        Number of securities
                                   issued upon exercise of        price of outstanding         remaining available for
                                    outstanding options,          options, warrants and      future issuance under equity
                                     warrants and rights            rights securities       compensation plans (excluding
                                                                 reflected in column (A)       securities reflected in
                                                                                                     column (A))
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                174,600                     $1,419,959                         0
approved by security holders
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              -0-                           0                              0
approved by security holders

       Total:                            174,600                     $1,419,959                         0
--------------------------------------------------------------------------------------------------------------------------

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 12, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with certain purchasers including Frost Gamma Investments Trust ("Frost Trust"), Richard C. Pfenniger, Jr. and Jane Hsiao (collectively, the "Purchasers"). Pursuant to the Agreement, the Company sold to the Purchasers an aggregate of 2,100,000 shares, or 43% of the outstanding shares, of the common stock of the Company, par value $0.001 per share (the "Common Stock"). The purchase price for the sale of the Common Stock was $0.75 per share in cash for an aggregate price of $1,425,000. Pursuant to the Agreement, the Company appointed Dr. Phillip Frost, Richard C. Pfenniger, Jr. and Jane Hsiao to the Board of Directors.

Pursuant to the Agreement, Frost Trust purchased 1,400,000 shares of Common Stock for a cash purchase price of $1,050,000, or 32% of the outstanding shares of Common Stock. Dr. Phillip

Frost controls Frost Trust. Richard C. Pfenniger, Jr. purchased 100,000 shares of Common Stock for an aggregate purchase price of $75,000 and Jane Hsiao purchased 200,000 shares of Common Stock at an aggregate purchase price of $150,000.

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

23.1  Consent of Stonefield Josephson, Inc., independent auditors (9)
31.1  Rule 13a-14(a)/15d-14(a) Certification by CFO (10)
31.2  Rule 13a-14(a)/15d-14(a) Certification by CEO (10)
32.1  Section 1350 Certifications (10)

 (+) Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).
 (1) Incorporated by reference to Registration Statement on Form S-1 declared effective on August 6, 1991 (File No. 33-41176).
 (2) Incorporated by reference to Registration Statement on Form S-8 filed on March 7, 1994 (File No. 33-76128).
 (3) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended December 31, 1993 (File No. 0-19437).
 (4) Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June 30, 1995 (File No. 0-19437).
 (5) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 0-19437).
 (6) Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended December 31, 1999 (File No. 0-19437).
 (7) Incorporated by reference to Proxy Statement filed April 23, 2005 (File No.0-19437).
 (8) Incorporated by reference to Annual Report on Form 10-K filed on March 30, 2004 for the year ended December 31, 2003 (File No. 0-19437).
 (9) Incorporated by reference to Annual Report on Form 10-KSB filed on March 31, 2006 for the year ended December 31, 2005 (file No. 0-19437)
(10)  Filed herewith.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Stonefield Josephson, Inc. ("Stonefield"), served as the Company's independent accountants for the years ended December 31, 2004 and 2005.

Audit Fees: Audit fees billed to the Company by Stonefield for its audit of the Company's consolidated annual financial statements for the year ended December 31, 2005 and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the SEC for that year totaled $ 1,841. Audit fees billed to the Company by Stonefield for its audit of the Company's consolidated annual financial statements for the year ended December 31, 2004 and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the SEC for that year totaled $8,993.

Audit-Related Fees: The Company did not engage Stonefield to provide any audit related fees to the Company during the years ended December 31, 2004 and 2005.

Tax Fees: No tax fees were billed to the Company for the years ended December 31, 2004 and 2005 by Stonefield Josephson, Inc.

All Other Fees: The Company did not engage Stonefield to provide any other non-audit services to the Company during 2004 or 2005.

In connection with the revised standards for independence of the Company's independent public accountants promulgated by the SEC, the Audit Committee considered whether the provision of such services was compatible with maintaining the independence of Stonefield Josephson, Inc. There were no such services provided in 2004 or 2005. The Audit Committee pre-approved all fees for 2004 and 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                          Date:  October 12, 2006