Form 10KSB/A
period 2005-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2006-10-23
CIK 876378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         FORM 10-KSB/A AMENDMENT NO. 3

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

As of October 20, 2006 there were 4,586,757 shares of Common Stock, $.001 par value outstanding.

As of October 20, 2006 the aggregate market value of the Registrant's Common Stock, $.001 par value, held by non-affiliates was approximately $8.5 million. The aggregate market value of the Company's stock was calculated using $1.85, the closing price for its Common Stock on October 20, 2006 as reported on the over-the-counter bulletin board.

       Transitional Small Business Disclosure Format Yes [ ] No [X]

                                  INTRODUCTION

         Cellular Technical Services Company, Inc. is filing this Amendment on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006, as amended by a filing with the SEC on April 10, 2006 and further amended by a filing on October 12, 2006 (collectively, the "Original Filing"). The purpose of this Amendment is to amend in its entirety
Item 11 of the Original Filing. This Amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

                                            Amount And Nature of
Name of Beneficial Owners                  Beneficial Ownership(1)     Percent of Outstanding Shares
-------------------------                  -----------------------     -----------------------------
Phillip Frost                                    1,400,000(2)                    30.5%
Stephen Katz                                       330,753(3)                     7.2%
Jane Hsiao                                         200,000                        4.4%
Richard Pfenniger                                  100,000                        2.2%
Lawrence J. Schoenberg                              76,850(4)                     1.7%
Joshua J. Angel                                     55,850(5)                     1.2%
Kenneth Block                                        5,000                         *
All directors and executive officers
as a group (7 persons)                           2,168,453(6)                    47.3%

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

                                          Date:  October 23, 2006