Form 10QSB
period 2006-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2006-10-25
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006	Commission File Number 0-19437

CELLULAR TECHNICAL SERVICES COMPANY, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-2962080
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

4,586,758 Common Shares were outstanding as of October 11, 2006

Transitional Small Business Disclosure Format. Yes  No   X

CELLULAR TECHNICAL SERVICES COMPANY, INC.

TABLE OF CONTENTS FOR FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	8
PART II. OTHER INFORMATION	9
ITEM 6. EXHIBITS	9

CELLULAR TECHNICAL SERVICES COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,546	$3,555
Prepaid expenses, deposits and other current assets	13	0
Total Current Assets	3,559	$3,555
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2006 and 2005	—	—
TOTAL ASSETS	$3,559	$3,555
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$114	$81
Total Current Liabilities	114	81
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding
Common Stock, $.001 par value per share, 30,000 shares authorized, 4,587 shares issued and outstanding at September 30, 2006 and December 31, 2005	5	5
Additional Paid-in Capital	31,704	31,704
Accumulated deficit	(28,264)	(28,235)
Total Stockholders’ Equity	3,445	3,474
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,559	$3,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006		2005
REVENUES	$—	$—		$—	$—
COSTS AND EXPENSES
General and administrative	79	112		153	305
Total Costs and Expenses	79	112		153	305
LOSS FROM OPERATIONS	(79)	(112)		(153)	(305)
OTHER INCOME (EXPENSE) , net	—
INTEREST INCOME	47	28		124	55
LOSS BEFORE INCOME TAXES	(32)	(84)		(29)	(250)
PROVISION FOR INCOME TAXES	—	—		—
NET LOSS	$(32)	$(84)		(29)	(250)
BASIC AND DILUTED SHARE DATA:
NET LOSS	$(0.01)	$(0.02)	$	(0.01)	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	4,587	4,587		4,587	3,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net Loss	$(29)	$(250)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash compensation expense (restricted stock)	—	14
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits and other current assets	(13)	(27)
Increase in accounts payable and accrued liabilities	33	20
NET CASH USED IN OPERATING ACTIVITIES	(9)	(243)
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—
FINANCING ACTIVITIES	—	—
Issuance of Common Stock		1,575
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9)	1,332
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,555	2,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,546	$3,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND LIQUIDITY:

The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. (“CTS” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to “CTS” or the “Company” herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

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

Management expects that during the remaining three months of 2006 the Company will incur costs of approximately $0.15 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has de minimis operations. Accordingly, management believes that its cash balance as of September 30, 2006 of approximately $3.5 million is sufficient to fund its current cash flow requirements through at least the next twelve months.

NOTE B – STOCK OPTIONS

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

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to the prior period (in 000’s, except per share amounts).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net loss	$(84)	$(250)
Add: Stock Based Compensation as reported	—	14
Deduct: Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	—	(14)
Pro Forma net loss	$(84)	$(250)

Loss per share:
Basic and diluted – as reported	$(0.02)	$(0.07)
Basic and diluted – pro forma	$(0.02)	$(0.07)

Stock option compensation expense was $0 for the nine months ended September 30, 2006.

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

	Shares in 000's	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:

Outstanding at January 1, 2006	175	$8.13	5.44
Granted	—

Exercised	—
Canceled or expired	2	175
Outstanding at September 30, 2006	173	$8.13	6.20	$67

Exercisable at September 30, 2006	172	$8.24	6.23	$67

The Company did not grant any options during the nine months period ended September 30, 2006.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2006.

	Shares in 000's	Weighted Average Exercise Price
Nonvested at January 1, 2006	3	$1.74
Granted	—	—
Canceled or expired	—	—
Vested	2	$1.74
Nonvested at September 30, 2006	1	$0.99

As of September 30, 2006, there was $1,000 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $0.

NOTE C – CONTINGENCIES:

Legal proceedings: The Company is not currently a party to any litigation. However, from time to time, the Company could be subject to involvement in legal actions and claims, which management believes will be resolved without a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE D – INCOME (LOSS) PER SHARE:

Basic income (loss) per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities by including other common stock equivalent (i.e. stock options) in the weighted average number of common shares outstanding for the period if dilutive. Outstanding stock options of 172,600 at September 30, 2006 and 192,800 at September 30, 2005, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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

Management expects that during the last three months of 2006 the Company will incur costs of approximately $0.15 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company’s operations will be profitable on a quarterly or annual basis in the future or that revenue levels can be enhanced. Existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of September 30, 2006 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

The Company has no current business. It is not engaged in any planned product research and development and it does not anticipate doing so in the future. The Company has disposed of all of its equipment, and has one part time employee.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to use the modified prospective transition method. Therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted share based awards. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements.

At September 30, 2006, there was approximately $1,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the weighted average period of 1.0 years.

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
Kenneth Block Secretary and Chief Financial Officer October 25, 2006