Form 10KSB
period 2006-12-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2007-04-02
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period
from _______________ to _______________

Commission File Number 0-19437

CELLULAR TECHNICAL SERVICES COMPANY, INC.

(Name of Small Business Issuer as Specified in Its Charter)

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

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein in any form, and, no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

The Issuer had no revenue for the fiscal year ended December 31, 2006

As of January 4, 2007 the aggregate market value of the Registrant’s Common Stock, $.001 par value, held by non-affiliates was approximately $7.8 million. The aggregate market value of the Company’s stock was calculated using $1.69, the closing price for its Common Stock on January 4, 2007 as reported on the over-the-counter bulletin board.

As of January 4, 2007 there were 4,586,757 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

CELLULAR TECHNICAL SERVICES COMPANY, INC.

TABLE OF CONTENTS FOR FORM 10-KSB

PART I

Item 1. Description of Business

Unless the context otherwise requires, all references to the “Company” or “CTS” in this Annual Report on Form 10-KSB include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s views with respect to future events and financial performance. The Company uses words and phrases such as “anticipate,” “expect,” “intend,” “the Company believes,” “future,” and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

General

CTS has no current business, and has had none since 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2005, 2006 and to date, management has been and will continue evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that it will be able to raise money on acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire or seek to acquire, and that any acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS’ stockholders.

Management expects that during 2007 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has no operations. However, management believes that its cash balances as of December 31, 2006 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

The Company’s Strategy

The Company currently has no business operations, and has had none since 2003. As such, the Company’s principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. Because of the Company’s current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company’s present stockholders may experience substantial dilution.

No representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company or its stockholders. To date, the Company has not succeeded in concluding any such future business partnership and there can be no assurance that the Company will be successful in doing so during 2007.

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

The Company may seek a business opportunity with one or more firms which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. A business opportunity may involve the acquisition of or by, or merger with, a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company’s participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s Chairman of the Board and CEO. The Company intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present contacts of the Company’s officers and directors, such as but not limited to attorneys, accountants, financial advisors, bankers, businessmen and others. From time to time, such contacts may refer their clients, acquaintances and others to the Company. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, if such exists, as part of its investigation, and may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company’s limited financial resources and management expertise.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and stockholders of the Company must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop an economically viable business or that such business is in its development stage and there is a risk, even after the Company’s participation in the activity and the related expenditure of the Company’s funds, that the combined enterprises will still be unable to become economically viable or advance beyond the development stage. Certain opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its stockholders.

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

In the event that an acquisition transaction is made utilizing primarily equity securities (as is expected to be the case), the percentage ownership of present stockholders will be diluted, the extent of dilution depending upon the amount so issued. Persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s stockholders. Further, if the Company were to issue substantial additional securities in any acquisition transaction, such issuance might have an adverse effect on the trading market in the Company’s securities in the future.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market in the Company’s securities may have a depressive effect on such market.

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and State tax consequences to the Company and to any target company. Under Section 368 of the Internal Revenue Code of 1986, as amended (the “Code”), a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. A tax-free reorganization may require the Company to issue a substantial number of its securities in exchange for the securities or assets of a target firm. Accordingly, the proportional interests of the stockholders of the Company prior to such transaction or reorganization may be substantially less than the proportional interest of such stockholders in the reorganized entity. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that Federal and State tax regulations will not change in the foreseeable future and result in the Company incurring a significant tax liability.

The ability of the Company to utilize its net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code. If in the future the Company issues common stock or equity instruments convertible into shares of the Company’s common stock, which result in the Company’s ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses and research and development credits may be significantly limited as to the amount of use in any particular year or forfeited.

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

Further, companies subject to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the ‘Exchange Act”) must furnish certain information about significant acquisitions, including audited financial statements for the company or companies acquired covering at least two years. Consequently, if targeted acquisition prospects do not have, or are unable to obtain, the requisite certified financial statements, such acquisitions by the Company would appear to be inappropriate.

Competition

The Company is aware that there are many other public companies with limited assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and in all likelihood will be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company’s limited financial resources and personnel, the Company will be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. Such Act defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company’s activities from time to time with a view toward reducing the likelihood the Company could be classified as an “investment company”.

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

Product Development

For the years ended December 31, 2006 and 2005, the Company incurred no research and development expenditures.

Sales, Marketing and Distribution

The Company currently has no sales and marketing personnel.

Proprietary Rights

The Company currently owns 14 issued United States patents relating to its former products. The Company’s strategy has been to protect its technology and other proprietary rights through patents, copyrights, trademarks, nondisclosure agreements, license agreements and other forms of protection. The Company also actively pursues patent protection for technology and processes involving its products that it believed to be proprietary and to provide a potential competitive advantage for the Company. In addition, the Company has also licensed patents from third parties in an effort to maintain flexibility in the development and use of its technology. The Company also attempted to protect its proprietary rights through the use of nondisclosure agreements with its employees and consultants, and license agreements with customers, which contain restrictions on disclosure, use and transfer of proprietary information. The Company further employs various physical security measures to protect its software source codes, technology and other proprietary rights. See also “Business Risks — Proprietary Rights” below.

Employees

As of December 31, 2006, the Company had one part time employee and no full time employees. The Company’s employee is not covered by a collective bargaining agreement. The Company may find it necessary to periodically hire part-time clerical, technical or consulting help on an as-needed basis. See also “Business Risks- Dependence on Personnel” below.

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

NO CURRENT BUSINESS OPERATIONS: With no current business operations, the Company’s principal business purpose at this time is to locate and consummate a merger or acquisition. There is no assurance the Company’s intended merger or acquisition activities will be successful, result in revenue or profit to the Company or result in an increase in the value of its stock. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

HISTORY OF NET LOSSES; ACCUMULATED DEFICIT: The Company incurred net losses of approximately $0.2 million in each of 2006 and 2005, and forecasts spending approximately $0.3 million in 2007 with no revenue except interest income. As of December 31, 2006, the Company had an accumulated deficit of $28.4 million, the majority of which accumulated during the three years ended December 31, 1998. Since the closures in late 2002 of the Isis subsidiary and Neumobility division, the Company has had no operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably. There can be no assurance that the Company’s operations will be profitable on a quarterly or annual basis in the future. Past revenue levels should not be considered indicative of future operating results. Operating results for future periods are subject to numerous risks and uncertainties, including those specified elsewhere in this report. If the Company is not successful in addressing such risks and uncertainties, the Company’s financial condition will be materially adversely affected.

NEED FOR ADDITIONAL FINANCING: The Company’s needs for additional financing will depend upon a number of factors, including, but not limited to, the timing and success of potential strategic alliances or acquisitions of businesses, technologies or assets. The Company believes that existing cash reserves will provide sufficient cash to fund its operations for at least the next two years. However, if the Company is unable to achieve positive cash flow or achieves sales growth requiring working capital beyond current amounts, the Company may be required to seek additional financing sooner than currently anticipated or may be required to curtail some of its activities. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company’s failure to obtain such additional financing, if needed, could have a material adverse effect on the Company’s financial condition.

VOLATILITY OF STOCK PRICE; LIMITED TRADING MARKET: The market for the Company’s common stock is highly volatile and has had limited trading volumes in recent quarters. The trading price of the Company’s common stock has been and could continue to be subject to wide fluctuations in response to investors’ perception of the Company’s ability to make an acquisition, changes in the Company’s stock market listing status, as well as other events or factors. See “Business Risks — No Current Business Operations” above and “Nasdaq Listing Requirements” below. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company has competed have resulted, and could in the future result, in an adverse effect on the market price of the Company’s common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which often have been unrelated to the operating performance of specific companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock.

Only a limited trading market for the Company’s common stock currently exists. The market price of the common stock, which currently is listed on the Over The Counter Bulletin Board (“OTCBB”) under the symbol CTSC.OB, has, in the past, fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company’s common stock. The actions of any of these market makers could substantially impact the volatility of the Company’s common stock.

PENNY STOCK RULES: The Company’s common stock currently trades on the OTCBB. The stock may be subject to other rules including an SEC rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of stockholders to sell their shares in the secondary market. In addition, SEC rules impose additional sales practice requirements on broker/dealers who sell penny securities. These rules require a summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealer’s duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in cases of fraud in penny stock transactions; and the NASD’s toll free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The additional burdens imposed upon broker/dealers by such requirements may discourage broker/dealers from effecting transactions in the common stock, which could severely limit the market for the Company’s common stock

COMPETITION FOR BUSINESS OPPORTUNITIES: The Company is aware that there are many other companies with limited assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and may be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company’s limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination and there can be no assurance the Company will be able to acquire a business opportunity on terms favorable to the Company.

STRATEGIC RELATIONSHIPS AND PARTNERSHIPS: The Company may need to establish and maintain strategic relationships including joint ventures with respect to technology, joint sales and marketing relationships and alliances for new product development and for the creation of new markets. The Company’s success may depend on strategic relationships to offer products and services to a larger customer base than can be reached through direct sales efforts. The Company cannot give assurance that it will be able to expand or enter into new relationships or that any such relationships will be on commercially reasonable terms. If the Company is unable to develop strategic relationships, it could lose the benefits anticipated from such relationships.

GOVERNMENT REGULATION;LEGAL UNCERTAINTIES; PERSONAL DATA: Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. Such Act defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company’s activities from time to time with a view toward reducing the likelihood the Company could be classified as an “investment company.

Although the Company’s operations are not currently directly regulated, future operations of the Company may become subject to a variety of United States and foreign governmental laws, regulations and other requirements.

The terms of any existing laws, regulations or other requirements, or any changes thereto, may inhibit the growth of certain industries, limit the number of potential customers for the Company’s future products and services and/or impede the Company’s ability to offer competitive services to its chosen marketplaces or otherwise have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be subject to claims arising out of content and materials posted in chat rooms or bulletin boards. The Company’s commercial liability insurance may not provide adequate protection against these types of claims.

Any new legislation or regulation or new applications of existing laws or regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

TAXATION: In any acquisition or merger the Company may undertake, attention will be focused upon federal and state tax consequences to both the Company and the “target” company. Presently, under Section 368 of the Code, a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. While the Company expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Company and the “target” company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. Additionally, there can be no assurance that the Company’s net operating loss carryforwards will be fully available to offset any future taxable income generated by the Company. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have substantial adverse effect on the Company.

The ability of the Company to utilize its net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code. If in the future the Company issues common stock or equity instruments convertible into shares of the Company’s common stock, which result in the Company’s ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses and research and development credits may be significantly limited as to the amount of use in any particular year or forfeited.

POSSIBLE USE OF DEBT FINANCING; DEBT OF AN ACQUIRED BUSINESS: There are currently no limitations relating to the Company’s ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of an acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company’s capital requirements, the Company’s perceived ability to meet debt service on such borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The inability of the Company to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on the Company’s financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an acquired business may already have previously-incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

ISSUANCE OF SHARES IN MERGER OR ACQUISITION: Any acquisition effected by the Company may result in the issuance of additional Common Stock or Preferred Stock without stockholder approval and may result in substantial dilution in the percentage of the Company’s securities held by the Company’s then-stockholders. Moreover, the Common Stock or Preferred Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non arm’s-length basis by management of the Company, resulting in an additional reduction in the percentage of securities held by the Company’s then-stockholders.

DEPENDENCE ON PERSONNEL; ADEQUATE STAFFING LEVELS AND MANAGEMENT OF GROWTH:

As the Company has no current business operations, its current staffing level of one part-time employee is adequate to manage the day to day operations. If the Company merges with or acquires another business, the staffing levels will be reassessed.

INTERNATIONAL OPERATIONS: To the extent that the Company acquires or merges with an entity which pursues sales opportunities for its products and services in international markets, the Company is and will remain subject to all the risks inherent in international sales activities, such as lengthy sales cycles, high costs of sales, changes in export, import, tariff and other trade regulations, currency exchange rates, foreign tax laws and other legal, economic and political conditions. There can be no assurance that the occurrence of any of the foregoing will not have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the laws of certain foreign countries do not protect the Company’s intellectual property to the same extent as the laws of the United States. See “Proprietary Rights” (below). In certain international markets, the Company may need to modify its products or develop new or additional products to adapt to the different standards utilized in such markets. There can be no assurance that the Company’s marketing efforts and technological enhancements will result in successful commercialization or market acceptance or penetration in such international markets. If the Company is unable to adequately anticipate and respond to marketing or technological requirements in the international marketplace, the Company’s business, financial condition and results of operations could be materially adversely affected.

PROPRIETARY RIGHTS: In past years the Company has depended in part on its ability to protect its technology, processes, trade secrets and other proprietary rights from unauthorized disclosure and use and operate the same without infringing the proprietary rights of third parties. The Company’s strategy has been to protect its technology and other proprietary rights through patents, copyrights, trademarks, nondisclosure agreements, license agreements and other forms of protection.

Patents issued and patent applications filed relating to products used in the Company’s prior markets are numerous, and the patent positions of companies in these industries, including the Company, are generally uncertain and involve complex legal and factual issues. Accordingly, there can be no assurance that any pending or future patent application of the Company or its licensors will result in issuance of a patent or that, when a patent is issued, the scope of protection of the patent will be sufficiently broad to protect the Company’s technology or provide a competitive advantage for the Company. There can be no assurance that any issued patent will not be challenged, invalidated or circumvented. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may be necessary to enforce patent or other proprietary rights of the Company or to determine the scope and validity of a third-party’s proprietary rights. There can be no assurance that the Company will succeed or will have the resources necessary to succeed in any such litigation or regulatory proceedings.

Although the Company believes that the technology in its prior products was independently developed and that its products did not infringe patents known to be valid or violate other proprietary rights of third parties, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. There can be no assurance that the Company is aware of all third-party proprietary rights that may materially affect the Company’s past products and services. United States patent applications, for example, are confidential while pending at the United States Patent and Trademark Office, but the laws of many foreign countries do not protect proprietary rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert infringement claims with respect to the Company’s past products or services, or that any such claims will not result in litigation or regulatory proceedings or require the Company to modify its products or enter into licensing arrangements, regardless of the merits of such claims. See “Business Risks — Risk of Litigation” below. No assurance can be given that the Company will have the resources necessary to successfully defend against any such infringement claims or that any necessary licenses could be obtained in a timely manner, upon commercially reasonable terms, or at all. The Company’s failure to successfully defend against any such claims or obtain any such license could result in substantial cost and uncertainty to the Company and have a material adverse effect on the Company’s financial condition.

RISK OF LITIGATION: From time to time, the Company may be a party to legal proceedings, which may or may not be in the ordinary course of business and which may have a material adverse effect on the Company’s financial condition. See also “Item 3 — Legal Proceedings” below.

Item 2. Description of Property

The Company is currently utilizing the Chairman’s office located in a building of which he is a one-third owner, at 20 East Sunrise Highway, Valley Stream, NY 11581, as its Corporate Office, at no charge.

Item 3. Legal Proceedings

The Company is not currently a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The following table sets forth, for each quarter during the period from January 1, 2005 through December 31, 2006 the reported high and low sales prices of the Company’s Common Stock on the Over The Counter Bulletin Board (“OTCBB”) (Symbol: “CTSC.OB”).

	Sales Price

	High	Low

2005
First Quarter	1.05	0.75
Second Quarter	1.95	0.76
Third Quarter	2.94	1.55
Fourth Quarter	2.26	1.75
2006
First Quarter	2.70	2.00
Second Quarter	2.87	2.48
Third Quarter	2.65	1.72
Fourth Quarter	1.92	1.20

As of December 31, 2006, the number of holders of record of the Company’s Common Stock was 191, and the number of beneficial stockholders was estimated to be in excess of 3,000.

There were no dividends paid or other distributions made by the Company with respect to its Common Stock during 2006 or 2005 and the Company has no plans for any such payments in the future.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2006:

Plan Category	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights securities reflected in column (A)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	172,600	$6.20	211,120
Equity compensation plans not approved by security holders	—	—	—

Total	172,600	$6.20	211,120

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto. Unless the context otherwise requires, all references to the “Company” herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s views with respect to future events and financial performance. The Company uses words and phrases such as “anticipate,” “expect,” “intend,” “the Company believes,” “future,” and similar words and phrases to identify forward-looking statements. Reliance should not be placed on these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing actual results to differ materially from those expressed or implied in the applicable statements. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in the Company’s other filings with the SEC. All forward-looking statements included in this report are based on information available to the Company on the date of this report. The Company assumes no obligation or duty to update any such forward-looking statements.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note A in the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Accounting

The Company currently has no business. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. Further, management believes that its cash balances as of December 31, 2006 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Based on management plans, these financial statements have been prepared under the “going concern” assumption which presumes that the Company will continue its existence for the foreseeable future and is not subject to imminent liquidation.

Revenue Recognition

The Company generated no revenues during 2006 and 2005.

Long-Term Investment

The Company accounts for its investment in TruePosition, Inc. under the cost method, as the Company does not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investment are other-than-temporary. This evaluation consists of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company receives periodic financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. When the Company determines the fair value of the investment had an other-than-temporary decline, an impairment write-down is recorded.

CTS has no current business, and has had none since 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2006, 2005 and to date, management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS’ stockholders.

Management expects that during 2007 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not have any current source of revenue and has no operations. Accordingly, management believes that its cash balances as of December 31, 2006 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

Products

Prepaid Long-Distance Phonecard Products: To provide revenue growth for the Company, and in alignment with its product diversification strategy, the Company expanded into the prepaid long-distance service arena in the fourth quarter of 1999. Through its wholly-owned subsidiary, Isis Tele-Communications, Inc., the Company marketed and distributed branded prepaid long-distance phonecards in denominations generally ranging from $5 to $20 per card. Isis also marketed prepaid wireless phones and phonecards. Isis specialized in targeted marketing programs and featured local and toll-free access numbers and aggressive domestic and international long-distance rates. Isis distributed cards through regional and national multi-level distribution channels, using direct sales, third party distributors and telemarketing. Due to continuing losses from declining margins and increased competition in this marketplace, the Company decided to close the Isis business in December 2002. At December 31, 2005, the Company had completed the winding down of its Isis operations.

Revenue and Expense

Revenue

The Company had no revenue in 2006 or 2005.

Costs and Expenses

General and administrative expenditures include the costs of executive, finance and administrative support functions, and costs of legal and accounting professional services.

Year ended December 31, 2006 compared to year ended December 31, 2005

Overview

Total revenues remained at zero in 2006 as they were in 2005. Net loss was $204,000 or $0.04 per share, compared to a net loss of $228,000 or $0.06 per share in 2005.

The $24,000 decrease in net loss for 2006 in comparison to 2005 is due to the change in interest received on invested idle funds.

Costs and expenses

General and administrative expenses increased over 16 % to $371,000 in 2006 from $ 318,000 in 2005, due to costs incurred in researching potential acquisition and merger candidates.

Interest Income, net

Net interest income increased to $166,000 in 2006 from $90,000 in 2005. This increase is attributable to higher interest rates earned on invested cash balances in the current year compared to prior year.

Income Tax Expense

The Company recognized no income tax expense in either 2006 or 2005. The Company has fully reserved its net operating losses due to the uncertainty of recoverability of its deferred tax assets.

Liquidity and Capital Resources

The Company’s working capital decreased to $3.3 million at December 31, 2006 from $3.5 million at December 31, 2005.

Net Cash used in operating activities amounted to $0.03 million in 2006, compared to $0.2 million in 2005 and related to the decrease in accounts payable and accrued liabilities.

Net cash provided by financing activities was $0.0 at December 31, 2006 and $1.6 million at December 31, 2005 .The decrease was due to the issuance of capital stock in 2005.

Off-Balance Sheet Arrangements, Aggregate Contractual Obligations, Certain Trading Activities and Transactions with Related and Certain Other Parties

The Company has no disclosed or undisclosed off-balance sheet arrangements. The Company has no current future operating lease commitments. The Company has no purchase obligations, long-term debt or liabilities, capital lease obligations, operating leases or other long-term liabilities. The Company has not engaged in any trading activities involving non-exchange traded commodity contracts. The Company has no transactions with related parties or other parties able to negotiate terms that would be more favorable than those available to clearly independent third parties.

Operating Trends

Since 2003 when it wound down the operations of Isis, which it has done, the Company had no business. Management has no plan to liquidate the Company and distribute the remaining assets to stockholders. During 2005, 2006 and to date, the Company has been and will be evaluating alternative businesses and strategic acquisitions. There is no assurance that such alternative businesses and strategic acquisitions can be identified before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS’ stockholders.

Management expects that during 2007 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and directors and officers liability insurance. The Company is not expected to have any significant revenues or operations. Accordingly, subject to a potential acquisition or other investment, management believes that the Company’s cash balances as of December 31, 2006 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

There can be no assurance that the Company’s operations will be profitable on a quarterly basis in the future or that past revenue levels can be achieved, sustained or enhanced. Past and existing revenue levels should not be considered indicative of future operating results. The Company will use its cash and cash flow to cover operating expenses for general and administrative activities, potential acquisitions that may arise, and for other general corporate purposes.

Item 7. Financial Statements

The following financial statements of Cellular Technical Services Company, Inc. are included as required to be filed by Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors And Stockholders of Cellular Technical Services Company, Inc.

We have audited the accompanying consolidated balance sheet of Cellular Technical Services Company, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the consolidated result of its operations and its cash flows for year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cellular Technical Services Company, Inc.
Valley Stream, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cellular Technical Services Company, Inc. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America,

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants

March 5, 2006

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONSOLIDATED BALANCE SHEET
(in 000’s)

December 31, 2006

CURRENT ASSETS

Cash and cash equivalents	$3,528

Total Current Assets	3,528

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754 in 2006 and 2005	—

TOTAL ASSETS	$3,528

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$258

Total Current Liabilities	258

Commitments and contingencies (Note D)	—

STOCKHOLDERS’ EQUITY

Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding	—

Common Stock, $.001 par value per share, 30,000 shares authorized, 4,587 shares issued and outstanding	5
Additional Paid-in Capital	31,704

Accumulated deficit	(28,439)

Total Stockholders’ Equity	3,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,528

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share amounts)

	Year Ended December 31,

	2006	2005

REVENUES	$—	$—

COSTS AND EXPENSES

General and administrative	371	318

Total Costs and Expenses	371	318

LOSS FROM OPERATIONS	(371)	(318)

OTHER INCOME, net	1	—

INTEREST INCOME, net	166	90

LOSS BEFORE TAX	(204)	(228)

PROVISION FOR INCOME TAX	—	—

NET LOSS	(204)	(228)

BASIC AND DILUTED SHARE DATA:

LOSS PER SHARE – Basic & Diluted	$(0.04)	$(0.06)

Weighted Average Shares Outstanding -Basic and Diluted	4,587	3,780

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In 000’s)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total

	Shares	Amount

Balance, December 31, 2004	2,487	$3	$30,117	$(28,007)		$2,113

Common Stock Issued	2,100	2	1,573	—		1,575
Restricted stock issued for services rendered			14			14

Net Loss	—	—	—	(228)		(228)

Balance, December 31, 2005	4,587	$5	$31,704	$(28,235)		$3,474

Net Loss				(204)	(204)	(204)

Balance, December 31, 2006	4,587	$5	$31,704	$(28,439)		$3,270

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Year Ended
	2006	2005

OPERATING ACTIVITIES
Net loss	$(204)	$(228)

Adjustments to reconcile net loss to net cash used in operating activities:

Non cash compensation expense (restricted stock)	—	14

(Increase) Decrease in accounts payable and accrued liabilities	177	(5)

NET CASH USED IN OPERATING ACTIVITIES	(27)	(219)

FINANCING ACTIVITIES
Issuance of Common Stock	—	1,575

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	1,575

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27)	1356

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,555	2,199

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,528	$3,555

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The Company was incorporated in June 1991 under the laws of the State of Delaware. Unless the context otherwise requires, all references to the “Company” herein include Cellular Technical Services Company, Inc. (“CTS”) and its wholly owned subsidiary, ISIS Telecommunications, Inc.

CTS has no current business, and has had none since 2003. Management currently has no plan to liquidate the Company and distribute the remaining assets to stockholders. Management has been and will be evaluating alternative businesses and acquisitions. There is no assurance that such alternative businesses and acquisitions can be accomplished before CTS spends all of its remaining cash balances, that CTS will be able to raise money at acceptable terms, if at all, to fund the acquisitions and/or the operating activities of the businesses it may acquire, and that the acquired businesses will represent viable business strategies and/or will be consistent with the expectations and risk profiles of CTS’ stockholders.

Based on management plans, these financial statements have been prepared under the “going concern” assumption which presumes that the Company will continue its existence.

The Company does not expect to have any current source of revenues except interest income and has no operations. However, management believes that its cash balances as of December 31, 2006 of approximately $3.5 million are sufficient to fund its current cash flow requirements through at least the next twelve months.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

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

Fair Values of Financial Instruments

At December 31, 2006, the Company has the following financial instruments: cash and cash equivalents, long-term stock investment, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The estimated fair value of the stock investment was determined based on a review by members of senior management of qualitative and quantitative factors, including periodic financial statements of the investee and an appraisal performed by an independent appraiser, and is approximately equal to its carrying value after an impairment write-down in 2002.

Diversification of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash investments. Credit risk from cash investments is managed by diversification of cash investments among institutions and by the purchase of investment-grade commercial paper securities. The estimated fair values of the securities approximate cost.

Long-Term Investment

The Company accounted for its investment in TruePosition, Inc. under the cost method, as the Company did not have the ability to exercise significant influence. Under the cost method of accounting, an investment in a private company is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluated whether the declines in fair value of its investment are other-than-temporary. This evaluation consisted of review of qualitative and quantitative factors by members of senior management as well as market prices of comparable public companies. The Company received periodic financial statements and appraisal information to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis. When the Company determined the fair value of the investment had an other-than-temporary decline, an impairment write-down of its investment in its entirety was recorded. There were no impairments in 2006 or 2005. (See Note C)

Income Taxes

The Company follows the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets when their realization is uncertain.

Net Loss Per Share

Basic loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities by including other common stock equivalents (i.e. stock options) in the weighted average number of common shares outstanding for a period, if dilutive. Outstanding stock options of 172,600 and 174,600 at December 31, 2006 and 2005, respectively, were excluded from the computation of dilutive earnings per share because their effect was anti-dilutive.

Stock-Based Compensation

Pursuant to the Company’s 1991 Qualified Stock Option and 1991 Non-Qualified Stock Option Plans, as amended (the “1991 Plan”), the Company was authorized to grant options to purchase up to (i) 280,000 shares of Common Stock to its officers and key employees, at a price not less than the fair market value per share of Common Stock on the date of grant; and (ii) 120,000 shares of Common Stock to its directors, officers, key employees and others who rendered services to the Company at such price as fixed by the Compensation and Stock Option Committee. Options granted under the 1991 Plan generally vest to the respective option holders at the rate of 20% per year commencing on the first anniversary date of the grant. No new grants may be made under the 1991 Plan. The Company has not granted any options under this plan during the Years Ended December 31, 2006 and 2005.

The Company’s 1993 Non-Employee Director Stock Option Plan allows the Company to grant options to purchase up to 70,000 shares of Common Stock. Each non-employee director is to be granted options to purchase: (i) 2,000 shares of Common Stock upon initial appointment as a director of the Company; and (ii) an additional 1,200 shares, in recurring annual increments, at a price equal to the fair market value per share of Common Stock on the date of grant. Options under the Non-Employee Director Plan vest to the respective option holder after one year and have a term of ten years. The Company has not granted any options under this plan during the years ended December 31, 2006 and 2005.

The Company’s 1996 Stock Option Plan authorizes the grant of both incentive (“ISO”) and non-qualified stock options up to a maximum of 335,000 shares of the Company’s Common Stock to employees (including officers and directors who are employees) of and consultants to the Company. The exercise price, term and vesting provision of each option grant is fixed by the Compensation and Stock Option Committee with the provision that the exercise price of an ISO may not be less than the fair market value of the Company’s Common Stock on the date of grant, and the term of an ISO may not exceed ten years. The Company has not granted any options under this plan during the years ended December 31, 2006 and 2005.

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

Year Ended December 31, 2005

Reported net loss	$(228)

Add: Stock based compensation as reported	14

Deduct: Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	(14)

Pro forma net loss	$(228)

Loss per share:

Basic and diluted – as reported	$(0.06)

Basic and diluted – pro forma	$(0.06)

The $14,000 stock based compensation shown reflects the vesting of restricted stock issued in 2004.

There was no stock option compensation expense was $0 for the year ended December 31, 2006.

The following summarizes the activity in the Company’s stock options for the year ended December 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option plans:

Outstanding at January 1, 2006	175	$8.13	5.69

Granted	—

Exercised	—

Canceled or expired	2	1.75

Outstanding at December 31, 2006	173	$6.20	4.75	$37

Exercisable at December 31, 2006	172	$6.23	4.74	$37

The Company did not grant any options during the year ended December 31, 2006.

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2006.

	2006		2005

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Nonvested at January 1	3	$1.74	5	$1.74

Granted	—	—	—	—

Canceled or expired	—	—	—	—

Vested	2	$1.74	2	$1.75

Nonvested at December 31	1	$0.99	3	$1.74

As of December 31, 2006, there was $1,000 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 0.75 years. The total fair value of shares vested during the year ended year ended December 31, 2006 was $2,828.

The following table summarizes the information about stock options at December 31, 2006 (in thousands except Weighted Average amounts).

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.66 - $0.99	60	7.09	$0.77	59	$0.77

1.91 - 3.75	30	3.95	2.77	30	2.77

8.00 - 8.38	71	3.47	8.01	71	8.01

11.34 - 29.69	11	2.98	13.31	11	13.31

175.00 - 188.75	1	0.10	188.75	1	188.75

	173	4.75	$6.20	172	$6.23

Risks and Uncertainties

Management of the Company believes that the risks and uncertainties discussed below, whether viewed individually or in combination, will not result in a significant unfavorable impact to the Company. However, there can be no assurance that any unfavorable outcome of the risks and uncertainties discussed below will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

NOTE C–LONG TERM INVESTMENT:

In November 1999, the Company invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. (“KSI”). The Company also received warrants to purchase KSI common stock in connection with this investment. All of the outstanding stock of KSI, Inc. was acquired by TruePosition, Inc., a majority owned subsidiary of Liberty Media Corporation, (“Liberty Media”) in August 2000. Prior to the acquisition, the convertible note was exchanged for KSI common stock. The Company exercised warrants and purchased additional KSI common stock for approximately $754,000. The Company’s investment in KSI common stock was exchanged for TruePosition common stock on the date of the acquisition. The Company accounts for the investment in TruePosition using the cost method. In December 2002 the Company received certain valuation information from TruePosition, indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, the Company concluded there had been an other-than-temporary decline in estimated fair value of its investment, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the current fair value of the Company’s investment in the net equity of TruePosition. TruePosition’s operations have required significant infusions of cash by Liberty Media to date, and have not generated significant revenues. The Company’s investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock in late 2002. It is possible that in the future the Company may receive proceeds from sale of this investment but no such amount can be estimated at this time.

NOTE D - COMMITMENTS AND CONTINGENCIES:

As of December 31, 2003, the Company leased office space under a month-to-month, verbal arrangement. During October 2004, the Company ceased operations in Seattle and moved its records to its Chairman’s office in New York. At December 31, 2006, there is no current rent expense incurred by the Company.

Legal proceedings: From time to time, the Company is involved with or could be subject to involvement with legal actions and claims which arise in the ordinary course of business which management believes will be resolved without a material adverse effect on the Company’s financial condition. On October 25, 2001, New England Telecom, Inc. and Paul Gregory, a former employee, filed a claim in the Superior Court of Massachusetts (the “Court”) against the Company its Chairman, and Isis Tele-Communications, Inc (“Isis”), a wholly owned subsidiary of the Company, alleging, among other things, that the Company breached a purchase agreement and a related employment contract. The agreement included a two-year earn-out with a maximum contingent total payout of $1.5 million. During December 2004, the Court dismissed all claims against the Company and its Chairman. During May 2005, this case was settled out of court by payment of a nominal sum to Mr. Gregory. The expense has been included in General and Administrative Expenses on the Statement of Operations.

NOTE E- EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company had no employees participating in an Employee Retirement Savings Plan in either 2006 or 2005.

NOTE F - INCOME TAXES:

At December 31, 2006, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $54.1 million which will expire through 2026, and research and development tax credits of approximately $1.2 million that will expire through 2024. A portion of the net operating loss carryforward (approximately $28 million) is attributed to the stock option deduction, the tax effect of which will be credited to additional paid-in capital when realized.

The ability of the Company to utilize its net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code. If in the future the Company issues common stock or equity instruments convertible into shares of the Company’s common stock, which result in the Company’s ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses and research and development credits may be further significantly limited as to the amount of use in any particular year or forfeited.

The net operating loss carryforwards expire as follows:

Year Ending December 31	Net Operating Loss	Research and Development Tax Credit

2007	$1,074	$89

2008	2,330	86

2009	1,284	180

2010	19,335	100

2011	12,967	102

Through 2026 and 2024, respectively	17,128	598

Total	$54,118	$1,155

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in 000’s):

The deferred tax asset at December 31 consists of the following:

2006

Net operating loss carryforwards	$8,874

Research and development credits	1,155

AMT credits	53

Total deferred tax assets	10,082

Valuation allowance	(10,082)

Net deferred tax assets	$—

The Company paid Alternative Minimum Tax (AMT) in 2000 and 1999. This created an AMT credit of approximately $53,000 to be utilized in future tax periods to the extent the regular tax liability exceeds the AMT liability. The Company has provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforward and tax credits. The net changes in the valuation allowance for deferred tax assets were approximately $0.07 million, and $0.08 million in 2006 and 2005, respectively, and were primarily attributable to the net losses in 2006 and 2005.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows (in 000’s):

	Year Ended December 31,

	2006	2005

Income tax provision benefit at statutory rate of 34%	$(69)	$(78)
Change in valuation allowance	69	78

Income taxes provision (benefit), current	$—	$—

NOTE G -ACQUISITION OF NEW ENGLAND TELECOM, INC.

On August 10, 2000, the Company aquired substantially all of the assets of New England Telecom, Inc. (“NET”) through Isis. The agreement included an employment agreement with the principal NET shareholder, and a two-year earn-out period. During June 2001, employment of the former shareholder was terminated for breach of his employment contract. In October 2001, the former shareholder filed a claim against the Company, its Chairman, and Isis alleging, among other things, that the Company breached the purchase agreement and the employment contract. During December 2005, the Court dismissed all claims against the Company and its Chairman. During May 2005, this case was settled out of court by payment of a nominal sum to the former shareholder. The expense has been included in General and Administrative Expenses on the Statement of Operations.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operation

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the fiscal year ended December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The name, age, position with the Company and other information with respect to each of its directors and executive officers is as set forth below.

Name	Age	Position with Company	Year First Elected	Term of Office

Stephen Katz	63	Chairman of the Board of Directors, Chief Executive Officer and Acting President	1988	**
Lawrence Schoenberg	73	Director	1996	**
Joshua J. Angel	69	Director	2001	**
Dr. Phillip Frost	69	Director	2005	**
Dr. Jane Hsaio	58	Director	2005	**
Richard C. Pfenniger	50	Director	2005	**
Kenneth Block	58	Vice President, Chief Financial Officer and Secretary	—	—

** Term expires at next annual meeting

Business Experience

Stephen Katz, Chairman of the Board of Directors, was Acting Chief Executive Officer and Acting President from November 1992 until February 1994, at which time he became Chief Executive Officer. Mr. Katz was re-appointed as Acting President in September 1998. Mr. Katz has been Chairman of the Board and a director of the Company since its inception and a member of the Management Committee of the predecessor partnership during the entire period of its existence. From September 1984 until September 1995, Mr. Katz was Chairman of the Board, Chief Executive Officer and until September 1993, President of Nationwide Cellular Service, Inc., which was the Company’s majority stockholder until May 1992 and its largest stockholder, owning 34% of its outstanding shares, until September 1995. At that time such shares were distributed to Nationwide’s stockholders, immediately prior to Nationwide’s merger with MCI Communications Corp. Mr. Katz served as Chief Executive Officer of Global Payment Technologies, Inc. (formerly Coin Bill Validator, Inc.) from May 1996 through March 2003 and as its Chairman of the Board from September 1996 to April 2003. Global Payment Technologies is engaged in the business of currency validation.

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

Dr. Phillip Frost, MD. served as Chairman of the Board and Chief Executive Officer of IVAX Corporation from 1987 to 2006. He is Chairman of the Board of Directors of IVAX Diagnostics, Inc. (diagnostic reagent kits). He is a director of Northrop Grumman Corporation, (aerospace), Continucare Corporation (healthcare), and Ladenburg Thalmann Financial Services, Inc. (securities brokerage). He is a member of the Board of Trustees of The Scripps Research Institute and is a life member, and former Chairman of the Board of Trustees of the University of Miami. He is Vice Chairman of the Board of Teva Pharmaceutical Industries LTD and co-Vice Chairman of the Board of Governors of the American Stock Exchange.

Dr. Jane Hsaio Ph.D. in Medicinal Chemistry, University of Illinois, 1973. Founded Innotech Laboratory in 1981. One of the co-founders of IVAX Corporation in 1986, which was sold to Teva Pharmaceutical in 2006. Held positions at IVAX as Vice Chairman, Director, Chief Technical Officer and Chairman/CEO/President of IVX Animal Health, a wholly owned subsidiary of IVAX Corporation. Also served as Director of IVAX Diagnostic.

Richard C. Pfenniger, Jr., has been a director of the Company since April 2005. Mr. Pfenniger has been Chief Executive Officer and President of Continucare Corporation (healthcare) since October 2003, and the Chairman of Continucare’s Board of Directors since 2002. He served as CEO and Vice Chairman of Whitman Education Group, Inc. (proprietary education) from 1997 until 2003. Mr. Pfenniger is a director of GP Strategies, Inc. (corporate training).

Kenneth Block joined the Company in September 2005 as Secretary and Chief Financial Officer. From 1991 thru 2005, Mr. Block had been the controller of Shadybrook Charter Corp. and Sunrise Charter Management Corp., each of which was a real estate management company. As of January 1, 2006, he became the controller of Manhattan Leasing Enterprises, Ltd., a lessor of exotic automobiles. Mr. Block graduated from Bernard Baruch College with a Bachelors of Business Administration degree. He is a Certified Public Accountant in the State of New York.

The Company’s Board of Directors is divided into three classes. The Board is composed of one Class I director, Mr. Angel, two Class II directors, Mr. Schoenberg and Mr. Pfenniger, and one Class III director, Mr. Katz. The terms of the Class I, Class II and Class III directors expire on the dates of the 2007, 2006 annual meetings, respectively. At each annual meeting, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Officers are elected annually at the discretion of the Board of Directors and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, are required to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to fiscal 2006, the Company believes that there were no late or delinquent filings.

Code of Ethics

See Exhibit 14.1

Audit Committee

The Company has a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act.

The Audit Committee is comprised of the following non-employee directors:

Lawrence Schoenberg, Chairman

Joshua Angel

Richard Pfenniger, Jr.

The Company’s Board of Directors has determined that Lawrence Schoenberg is an independent audit committee financial expert as defined in Item 407 (d)(5)(ii) of the Exchange Act.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation, paid or accrued, for the Named Executive Officers (as said term is defined in Item 402 of Regulation S-B) for services in all capacities to the Company during fiscal years 2006 and 2005.

SUMMARY COMPENSATION TABLE

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen Katz Chairman of the Board of Directors and Chief Executive Officer
	2006	$0	$ 0	$ 0	$ 0	0	$ 0	$ 0	$0
	2005	$0	$ 0	$ 0	$ 0	0	$ 0	$ 0	$0

Kenneth Block Chief Financial Officer	2006	$40,000	$ 0	$ 0	$ 0	0	$ 0	$ 0	$40,000
	2005	$40,000	$ 0	$ 0	$ 0	0	$ 0	$ 0	$40,000

Stephen Katz, Chairman of the Board of Directors and Chief Executive Officer of the Company, currently serves without compensation. His last remuneration was a Stock Option Grant in June 2004.

Kenneth Block, Chief Financial Officer, is employed by the Company on a part-time, as needed basis, and has received the compensation as indicated in the “Summary Compensation Table”

Aggregated Option Exercises in 2006+ and Year-End Option Values

The following table sets forth information with respect to the Outstanding Equity Awards as of December 31, 2006 for the Named Executive Officers.

Option Awards							Stock Awards

Name	Option Grant Date	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Stephen Katz	6/10/2004	15,000	0		$0.730000	6/10/2014
	9/23/2002	4,000	1,000		$0.990000	9/23/2012
	9/23/2002	5,000	0		$0.990000	9/23/2012
	9/10/2001	3,750	0	0	$2.745000	9/10/2011	0	0	0	0
	9/10/2001	11,250	0		$2.745000	9/10/2011
	6/14/1999	3,400	0		$3.281250	6/14/2009
	6/21/2000	41,794	0		$8.000000	6/21/2010
	6/21/2000	23,206	0		$8.000000	6/21/2010
	3/22/2000	5,000	0		$11.344000	3/22/2010

Kenneth Block		0	0	0	0	0	0	0	0	0

Director Compensation

No cash, stock awards, option awards, non-equity incentive plan compensation, non-qualified deferred compensation earnings or any other compensation was paid to any Director during 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The following table and footnotes thereto set forth, as of December 31, 2006, information with respect to the beneficial ownership of the Company’s Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Named Executive Officers; and (iv) all current directors and executive officers of the Company as a group.

Name and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Outstanding Shares

Phillip Frost c/o Frost Administrative Services 4400 Biscayne Blvd. Suite 660 Miami, FL 33137	1,400,000	(2)	30.5%

Stephen Katz 20 East Sunrise Highway Valley Stream, NY 11581	331,753	(3)	7.2%

Jane Hsiao 4400 Biscayne Blvd Miami, FL 33137	200,000		4.4%

Richard Pfenniger, Jr. 7200 Corporate Center Drive Suite 600 Miami, FL 33126	100,000		2.2%

Lawrence J. Schoenberg 415 L’ambiance Drive F708 Longboat Key FL 34228	76,850	(4)	1.7%

Joshua J. Angel 460 Park Avenue New York, NY 10022	55,850	(5)	1.2%

Kenneth Block 20 East Sunrise Highway Valley Stream, NY 11581	5,000		*

All directors and executive officers as a group (7 persons)	2,168,453	(6)	47.3%

* Less than 1%

1.

Unless otherwise indicated, each person or group has sole voting and investment power with respect to such shares. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person or group has the right to acquire within 60 days. For purposes of computing the percent of outstanding shares held by each person or group named above as of a given date, any shares which such person or group has the right to so acquire are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person or group.

2.

These shares are held by Frost Gamma Investments Trust (“Frost Trust”), of which Dr. Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary. Dr. Frost is the sole limited partner of Frost Gamma, Limited Partnership. The general partner of Frost Gamma, Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost Nevada Corporation. As such, Dr. Frost may be deemed the beneficial owner of all shares owned by the Frost Trust by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by the Frost Trust.

3.

Includes 41,273 shares held by a partnership controlled by Mr. Katz. Also includes 111,650 shares subject to currently exercisable options, 24,000 of which are at prices lower than the market price of the Company’s Common Stock.

4.	Includes 40,600 shares subject to currently exercisable options, 17,400 of which are at prices lower than the market price of the Company’s Common Stock.

5.	Includes 20,600 shares subject to currently exercisable options, 17,400 of which are at prices lower than the market price of the Company’s Common Stock.

6.

Includes an aggregate of 171,600 shares subject to currently exercisable options, 59,800 of which are at prices lower than the market price of the Company’s Common Stock. Also includes 41,723 shares held by a partnership controlled by Mr. Katz and 1,400,000 shares held by the Frost Trust.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

          The Board has affirmatively determined that none of its of Directors (except Stephen Katz) has any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and all are independent, and that all members of the Audit Committee are independent

Item 13. Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amendment to Restated Certificate of Incorporation of the Registrant (5)

3.3	By-Laws of the Registrant (1)

3.4	Amendment I to By-Laws of the Registrant, dated October 28, 1993 (3)

4.1	Specimen Certificate for Common Stock of Registrant (1)

7.1	1991 Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)

7.2	Amendment to 1991 Qualified Stock Option Plan dated July 11, 1996 (+)(5)

7.3	1991 Non-Qualified Stock Option Plan (as amended as of November 30, 1993) (+)(2)

7.4	Amendment to 1991 Non-Qualified Stock Option Plan dated July 11, 1996 (+)(5)

7.5	1993 Non-Employee Director Stock Option Plan (+)(3)

7.6	Amendment to 1993 Non-Employee Director Stock Option Plan dated July 11, 1996 (+)(5)

7.7	Amendment to 1993 Non-Employee Director Stock Option Plan dated April 22, 1999 (+)(6)

7.8	1996 Stock Option Plan (+)(4)

7.9	Amendment to 1996 Stock Option Plan dated December 14, 1998 (+)(4)

7.10	2002 Stock Incentive Plan+ (7)

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (8)

21.1	Subsidiaries of the Registrant (9)

23.1	Consent of Eisner LLP. independent registered public accounting firm (9)

23.2	Consent of Stonefield Josephson, Inc. (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification by CFO (9)

31.2	Rule 13a-14(a)/15d-14(a) Certification by CEO (9)

32.1	Section 1350 Certifications (9)

99.1	Certification to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(+)	Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

(1)	Incorporated by reference to Registration Statement on Form S-1 declared effective on August 6, 1991 (File No. 33-41176).

(2)	Incorporated by reference to Registration Statement on Form S-8 filed on March 7, 1994 (File No. 33-76128).

(3)	Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1994 for the year ended December 31, 1993 (File No. 0-19437).

(4)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 1995 for the quarter ended June 30, 1995 (File No. 0-19437).

(5)	Incorporated by reference to Annual Report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 0-19437).

(6)	Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2000 for the year ended December 31, 1999 (File No. 0-19437).

(7)	Incorporated by reference to Proxy Statement filed April 23, 2005 (File No.0-19437).

(8)	Incorporated by reference to Annual Report on Form 10-K filed on March 30, 2004 for the year ended December 31, 2003 (File No. 0-19437).

(9)	Filed herewith.

Item 14. Principal Accountant Fees and Services

The firm of Stonefield Josephson, Inc. (“Stonefield”), served as the Company’s independent accountants for the year ended December 31, 2005.

The firm Eisner LLP (“Eisner”) served as the Company’s independent accountants for the year ended December 31, 2006.

Audit Fees: Audit fees billed to the Company by Eisner for its audit of the Company’s consolidated annual financial statements for the year ended December 31, 2006 and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB filed with the SEC for that year totaled $ 37,375. Audit fees billed to the Company by Stonefield for its audit of the Company’s consolidated annual financial statements for the year ended December 31, 2005 and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB filed with the SEC for that year totaled $16,591.

Audit-Related Fees: The Company did not engage Eisner or Stonefield to provide any audit related fees to the Company during the years ended December 31, 2006 and 2005.

Tax Fees: No tax fees were billed to the Company for the years ended December 31, 2006 and 2005 by Eisner or Stonefield

All Other Fees: The Company did not engage Eisner or Stonefield to provide any other non-audit services to the Company during 2006 or 2005.

Audit Committee Approval: The Audit Committee pre-approved all fees for 2006 and 2005.

PART IV

All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellular Technical Service Company, Inc., Registrant

By:	/s/ Stephen Katz

Stephen Katz, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen Katz	/s/ Richard C. Pfenniger, Jr.
Stephen Katz, Chairman of the Board of Directors Director and Chief Executive Officer (Principal Executive Officer) March 26, 2007	Richard C. Pfenniger, Jr. March 26, 2007

/s/ Kenneth Block	/s/ Joshua J. Angel
Kenneth Block Chief Financial Officer and Secretary (Principal Financial and Accounting Officer) March 26, 2007	Joshua J. Angel, Director March 26, 2007

/s/ Lawrence Schoenberg	/s/ Phillip Frost
Lawrence Schoenberg, Director March 26, 2007	Phillip Frost, Director March 26, 2007

/s/ Jane Hsaio
Jane Hsaio, Director March 26, 2007