Form 10QSB
period 2007-03-31
CELLULAR TECHNICAL SERVICES CO INC
filed 2007-04-20
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the quarterly period ended		Commission File Number 0-19437
March 31, 2007

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

       4,586,758 Common Shares were outstanding as of April 2, 2007

       Transitional Small Business Disclosure Format. Yes        No X

CELLULAR TECHNICAL SERVICES COMPANY, INC.

TABLE OF CONTENTS FOR FORM 10-QSB

CELLULAR TECHNICAL SERVICES COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED BALANCE SHEET
(in 000’s) (unaudited)

March 31, 2007

CURRENT ASSETS
Cash and cash equivalents
3,465

Prepaid Expenses	30

Total Current Assets	3,495

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754	--

TOTAL ASSETS	3,495

CURRENT LIABILITIES

Accounts payable and accrued liabilities	215
Total Current Liabilities
215
Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred Stock, $.01 par value per share, 5,000
shares authorized, none issued and outstanding

Common Stock, $.001 par value per share, 30,000
shares authorized, 4,587 shares issued and

outstanding	5

Additional Paid-in Capital	31,704
Accumulated deficit
(28,429
Total Stockholders’ Equity
3,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
3,495

See Notes to Unaudited Condensed Financial Statements

     CELLULAR TECHNICAL SERVICES COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2007	2006

REVENUES	$--	$--
COSTS AND EXPENSES
General and administrative	33	35

Total Costs and Expenses	33	35

LOSS FROM OPERATIONS	(33	(35)
OTHER INCOME (EXPENSE) , net	--	--
INTEREST INCOME	43	35

INCOME BEFORE TAX	10	--
PROVISION FOR INCOME TAX	--	--

NET INCOME	10	$--

BASIC AND DILUTED SHARE
DATA:
NET INCOME	0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	4,587	4,587

Diluted	4,647	4,587

See Notes to Unaudited Condensed Financial Statements

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(unaudited)

	Three Months Ended March 31,

	2007	2006

OPERATING ACTIVITIES
Net Income	$10	$0
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:		--
Increase in prepaid expenses	(30)	(38)
(Decrease) / increase in accounts payable and accrued liabilities	(43)	7

NET CASH USED IN OPERATING ACTIVITIES	(63)	(31)
NET CASH PROVIDED BY INVESTING ACTIVITIES	--	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	--	--
NET DECREASE IN CASH AND CASH EQUIVALENTS	(63)	(31)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,528	3,555

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,465	3,524

 See Notes to Unaudited Condensed Financial Statements

CELLULAR TECHNICAL SERVICES COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:

The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. (“CTS” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and in the Company’s other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to “CTS” or the “Company” herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

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

Management expects that during the remaining nine months of 2007 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has no operations. However, management believes that its cash balance as of March 31, 2007 of approximately $3.5 million is sufficient to fund its current cash flow requirements through at least the next twelve months.

NOTE B -- STOCK OPTIONS:

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

The Company’s 1993 Non-Employee Director Stock Option Plan allows the Company to grant options to purchase up to 70,000 shares of Common Stock. Each non-employee director is to be granted options to purchase: (i) 2,000 shares of Common Stock upon initial appointment as a director of the Company; and (ii) an additional 1,200 shares, in recurring annual increments, at a price equal to the fair market value per share of Common Stock on the date of grant. Options under the Non-Employee Director Plan vest to the respective option holder after one year and have a term of ten years. No new grants may be made under the 1993 Plan.

The Company’s 1996 Stock Option Plan authorizes the grant of both incentive (“ISO”) and non-qualified stock options up to a maximum of 335,000 shares of the Company’s Common Stock to employees (including officers and directors who are employees) of and consultants to the Company. The exercise price, term and vesting provision of each option grant is fixed by the Compensation and Stock Option Committee with the provision that the exercise price of an ISO may not be less than the fair market value of the Company’s Common Stock on the date of grant, and the term of an ISO may not exceed ten years. The Company has not granted any options under this plan during the three months ended March 31, 2007 and year ended Decemner 31, 2006.

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

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2007.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option plans:
Outstanding at January 1, 2007	173	$6.20	4.75	$37
Granted	--
Exercised	--
Canceled or expired	2	189

Outstanding at March 31, 2007	171	$4.92	4.53	$56

Exercisable at March 31, 2007	170	$4.92	4.53	$55

The Company did not grant any options during the three months period ended March 31, 2007. Stock option compensation expense was $0 for the three months ended March 31, 2007.

As of March 31, 2007 and December 31, 2006 1,000 stock options with $0.99 weighted average exercise price per share were non vested and none of the non vested stock options were granted, canceled or expired and vested.

As of March 31, 2007, there was $1,000 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 0.5 years. No share options vested during the three months ended March 31, 2007.

NOTE C -- CONTINGENCIES:

Legal proceedings: The Company is not currently a party to any litigation. However, from time to time, the Company could be subject to involvement in legal actions and claims, which management believes will be resolved without a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE D – INCOME PER SHARE:

The calculation of basic and diluted income per share is as follows (in 000’s, except per share amounts):

	Three Months Ended
	March 31,

	2007	2006

Net Income (A)	$10	$0

Weighted average number of shares outstanding (B)	4,587	4,587

Add: Dilutive effect of employee options (C)	60	0

Total weighted average number of shares outstanding
(C)+(B)=(D)	4,647	4,587

Basic Income per share (A)/(B)	$0.00	$0.00

Diluted Income per share (A)/(D)	$0.00	$0.00

Outstanding stock options of 112,800 at March 31, 2007 and 174,600 at March 31, 2006, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE E – OTHER EVENTS

The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized tax benefits. At the adoption date of January 1, 2007, we had $10,082 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $10,082 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2000-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Management expects that during the last nine months of 2006 the Company will incur costs of approximately $0.3 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company’s operations will be profitable on a quarterly or annual basis in the future or that revenue levels can be enhanced. Existing revenue levels should not be considered indicative of future operating results. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of March 31, 2007 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

             Exhibit 31.1 Rule 13a-14(a) Certification by Chief Financial Officer
             Exhibit 31.2 Rule 13a-14(a) Certification by Chief Executive Officer
             Exhibit 32.1 Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

By:	/s/Kenneth Block
Kenneth Block
Secretary and Chief Financial Officer
April 20, 2007