Form 10QSB
period 2007-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2007-08-01
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number 0-19437
June 30, 2007

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

                    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No___

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   X    No___

                    4,586,758 Common Shares were outstanding as of July 9, 2007

                    Transitional Small Business Disclosure Format. Yes__ No   X

CELLULAR TECHNICAL SERVICES COMPANY, INC.

TABLE OF CONTENTS FOR FORM 10-QSB

CELLULAR TECHNICAL SERVICES COMPANY, INC.
PART I. FINANCIAL INFORMATION

Item 1.                     Financial Statements

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in 000’s)
June 30, 2007

CURRENT ASSETS
Cash and cash equivalents
$3,377

Prepaid Expenses	20

Total Current Assets	$3,397

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754

TOTAL ASSETS	$3,397

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$178
Total Current Liabilities
$178
Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred Stock, $.01 par value per share, 5,000
shares authorized, none issued and outstanding

Common Stock, $.001 par value per share, 30,000
shares authorized, 4,587 shares issued and
outstanding	5

Additional Paid-in Capital	31,704

Accumulated deficit	(28,490)

Total Stockholders’ Equity	3,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,397

CELLULAR TECHNICAL SERVICES COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in 000’s, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES	--

COSTS AND EXPENSES
General and administrative	137	74	104	39

Total Costs and Expenses	137	74	104	39

LOSS FROM OPERATIONS	(137)	(74)	(104)	(39)

INTEREST INCOME	86	77	43	42

(LOSS) INCOME BEFORE TAX	(51)	3	(61)	3

PROVISION FOR INCOME TAX	--		--

NET (LOSS) INCOME	$(51)	$3	$(61)	$3

BASIC AND DILUTED SHARE
DATA:

NET INCOME (LOSS)	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING:

Basic	4,587	4,587	4,587	4,587

Diluted	4,587	4,654	4,587	4,654

                    The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net (Loss) Income	(51)	3

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(20)	(26)
(Decrease) / increase in accounts payable and accrued liabilities	(80)	5

NET CASH USED IN OPERATING ACTIVITIES	(151)	(18)

NET CASH PROVIDED BY INVESTING ACTIVITIES	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(151)	(18)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,528	3,555

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,377	3,537

                    The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND LIQUIDITY:
The accompanying unaudited condensed consolidated financial statements of Cellular Technical Services Company, Inc. (“CTS” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and in the Company’s other filings with the Securities and Exchange Commission. Unless the context otherwise requires, all references to “CTS” or the “Company” herein include Cellular Technical Services Company, Inc. and any entity over which it has or shares operational control.

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

Management expects that during the remaining six months of 2007 the Company will incur costs of approximately $0.2 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company does not expect to have any current source of revenues and has no operations. However, management believes that its cash balance as of June 30, 2007 of approximately $3.4 million is sufficient to fund its current cash flow requirements through at least the next twelve months.

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

The Company’s 1996 Stock Option Plan authorizes the grant of both incentive (“ISO”) and non-qualified stock options up to a maximum of 335,000 shares of the Company’s Common Stock to employees (including officers and directors who are employees) of and consultants to the Company. The exercise price, term and vesting provision of each option grant is fixed by the Compensation and Stock Option Committee with the provision that the exercise price of an ISO may not be less than the fair market value of the Company’s Common Stock on the date of grant, and the term of an ISO may not exceed ten years. The Company has not granted any options under this plan during the six months ended Jun 30, 2007 and year ended December 31, 2006.

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

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in 000’s)
Number of shares under option plans:
Outstanding at January 1, 2007	173	$6.20	4.75	$37
Granted	--
Exercised	--
Canceled or expired	2	188.75
Outstanding at June 30, 2007	171	$4.92	4.29	$50

Exercisable at June 30, 2007	170	$4.94	4.28	$49

The Company did not grant any options during the six months period ended June 30, 2007. Stock option compensation expense was $0 for the six months ended June 30, 2007.

As of June 30, 2007 and December 31, 2006 1,000 stock options with $0.99 weighted average exercise price per share were non vested and none of the non vested stock options were granted, canceled or expired or vested.

As of June 30, 2007, there was $1,000 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 0.25 years. No stock options vested during the six months ended June 30, 2007.

NOTE C -- CONTINGENCIES:

Legal proceedings: The Company is not currently a party to any litigation. However, from time to time, the Company could be subject to involvement in legal actions and claims, which management believes will be resolved without a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE D – INCOME (LOSS) PER SHARE:
The calculation of basic and diluted income per share is as follows (in 000’s, except per share amounts):

	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2006	2007	2006
Net (Loss) Income (A)	(51)	3	(61)	3
Weighted average number of shares outstanding (B)	4,587	4,587	4,587	4,587
Add: Dilutive effect of employee options (C)	--	67	--	67
Total weighted average number of shares outstanding
(C)+(B)=(D)	4,587	4,654	4,587	4,654
Basic Income (Loss) per share (A)/(B)	$ (0.01)	$0.00	(0.01)	0.00
Diluted Income (Loss) per share (A)/(D)	$ (0.01)	$0.00	(0.01)	0.00

Outstanding stock options of 171,400 at June 30, 2007 and 174,600 at June 30, 2006, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE E – New Accounting Pronouncements

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

          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We have determined that the adoption of SFAS 157 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115”, (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We have determined that the adoption of SFAS 159 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

NOTE F – Subsequent Events

Entry into a Material Definitive Agreement.

          On July 25, 2007, the Company and SafeStitch LLC, a Virginia limited liability company and all of the holders of the membership interests in SafeStitch LLC (the “SafeStitch Members”) entered into a Share Transfer, Exchange and Contribution Agreement (the “Agreement”) whereby, at the closing of the transactions contemplated by the Agreement, SafeStitch members will transfer all of their membership interests to CTS in consideration for an aggregate of 11,256,369 newly issued shares of common stock of CTS. As a result of the transaction, the members of SafeStitch will receive approximately 70% of the issued and outstanding shares of CTS. Dr. Jane Hsaio and Dr. Philip Frost, each a director of CTS, are also members of SafeStitch LLC.

          As part of and after the closing of the transaction, the Frost Group, an entity controlled by Dr. Philip Frost, has agreed to provide a line of credit to CTS of up to $4,000,000 and will receive warrants to acquire 805,521 shares of the common stock of CTS, equal to 5% of CTS shares on a fully diluted basis after giving effect to the Agreement.

          Upon the closing of the transactions contemplated by the Agreement, all current CTS directors except Dr. Hsaio and Richard C. Pfenniger will resign and new directors will be appointed and CTS will be re-named SafeStitch Medical Devices.

          At a Board of Directors meeting held July 25, 2007, it was decided that 2,000 shares of the Company’s common stock, with an exercise price of $1.62 per share, be issued to each of three directors, in exchange for the surrender and cancellation of an aggregate of 111,600 common stock options, expiring between January 2008 and January 2012, with exercise prices between $2.06 and $29.69.

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

The Company files its periodic reports with the SEC in compliance with the "small business issuer" provisions of Regulation S-B, under the Securities Exchange Act of 1934 (the “Exchange Act”). Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Company qualifies as a Regulation S-B filer since its annual revenues for both 2006 and 2005 were less than $25.0 million and its public float has not exceeded $25.0 million. Regulation S-B is tailored for the small business issuer, and although it requires accurate and complete disclosure, it does not require certain specific disclosures which are required under Regulation S-K and Regulation S-X.

Management expects that during the last six months of 2007 the Company will incur costs of approximately $0.2 million, primarily related to costs of maintaining the business as a public entity and insurance. The Company is not expected to have any significant revenues or operations. There can be no assurance that the Company’s operations will be profitable on a quarterly or annual basis in the future or that revenue levels can be enhanced. Accordingly, subject to a potential acquisition or other investment, management believes that its cash balances as of June 30, 2007 are sufficient to fund its current cash flow requirements through at least the next twelve months; however, unanticipated changes may require additional financing.

The Company has no current business. It is not engaged in any planned product research and development and it does not anticipate doing so in the future. The Company has disposed of all of its equipment, and has one part time employee.

Entry into a Material Definitive Agreement.

          On July 25, 2007, the Company and SafeStitch LLC, a Virginia limited liability company and all of the holders of the membership interests in SafeStitch LLC (the “SafeStitch Members”) entered into a Share Transfer, Exchange and Contribution Agreement (the “Agreement”) whereby, at the closing of the transactions contemplated by the Agreement, SafeStitch members will transfer all of their membership interests to CTS in consideration for an aggregate of 11,256,369 newly issued shares of common stock of CTS. As a result of the transaction, the members of SafeStitch will receive approximately 70% of the issued and outstanding shares of CTS. Dr. Jane Hsaio and Dr. Philip Frost, each a director of CTS, are also members of SafeStitch LLC.

          As part of and after the closing of the transaction, the Frost Group, an entity controlled by Dr. Philip Frost, has agreed to provide a line of credit to CTS of up to $4,000,000 and will receive warrants to acquire 805,521 shares of the common stock of CTS, equal to 5% of CTS shares on a fully diluted basis after giving effect to the Agreement.

          Upon the closing of the transactions contemplated by the Agreement, all current CTS directors except Dr. Hsaio and Richard C. Pfenniger will resign and new directors will be appointed and CTS will be re-named SafeStitch Medical Devices.

          At a Board of Directors meeting held July 25, 2007, it was decided that 2,000 shares of the Company’s common stock, with an exercise price of $1.62 per share, be issued to each of three directors, in exchange for the surrender and cancellation of an aggregate of 111,600 common stock options, expiring between January 2008 and January 2012, with exercise prices between $2.06 and $29.69.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

             Exhibit 31.1 Rule 13a-14(a) Certification by Chief Financial Officer
             Exhibit 31.2 Rule 13a-14(a) Certification by Chief Executive Officer
             Exhibit 32.1 Section 1350 Certification
             Incorporated by reference to Form 8-K filed July 31, 2007 (File No. 000-19437 ).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

By:	/s/Kenneth Block
Kenneth Block
Secretary and Chief Financial Officer
August 1, 2007