Form 10QSB/A
period 2007-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2007-08-24
CIK 876378

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

                    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   X   No__

4,586,757 Common Shares were outstanding as of July 9, 2007

Transitional Small Business Disclosure Format. Yes__ No   X

This amendment is being filed to correct the Net Income (Loss) per share data for the periods ended June 30, 2007, as contained in the Condensed Consolidated Statement of Operations.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in 000’s, except per share amounts)

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2007		2006	2007	2006
REVENUES		--

COSTS AND EXPENSES
General and administrative		137	74	104	39

Total Costs and Expenses		137	74	104	39

LOSS FROM OPERATIONS		(137)	(74)	(104)	(39)

INTEREST INCOME		86	77	43	42

INCOME (LOSS) BEFORE TAX		(51)	3	(61)	3

PROVISION FOR INCOME TAX		--		--

NET INCOME (LOSS)		$(51)	$3	$(61)	$3

BASIC AND DILUTED SHARE
DATA:

NET INCOME (LOSS)	$	(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING:

Basic		4,587	4,587	4,587	4,587

Diluted		4,587	4,654	4,587	4,654

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
August 24, 2007