Form 10QSB/A
period 2007-06-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2007-08-29
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-QSB/A

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007	Commission File Number 0-19437

CELLULAR TECHNICAL SERVICES COMPANY, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-2962080
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Transitional Small Business Disclosure Format. Yes        No   X

On August 24, 2007, the Company filed Form 10-QSB/A for the period ended June 30, 2007. This filing provides additional disclosure to such amendment.

The Company has amended its June 30, 2007 Form 10-QSB to restate its Net Loss per share for the three and six months ended June 30, 2007 as presented in the Condensed Consolidated Statements of Operations. This restatement shows an increase in loss per share from $0.00 per share to ($0.01) per share for the three and six months ended June 30, 2007 to reflect the amounts as originally reported in Note D.

In all material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB filed on August 1, 2007.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in 000’s, except per share amounts)

	Six Months Ended			Three Months Ended
	June 30,			June 30,
		2007	2006	2007	2006
REVENUES		--

COSTS AND EXPENSES
General and administrative		137	74	104	39

Total Costs and Expenses		137	74	104	39

LOSS FROM OPERATIONS		(137)	(74)	(104)	(39)

INTEREST INCOME		86	77	43	42

INCOME (LOSS) BEFORE TAX		(51)	3	(61)	3

PROVISION FOR INCOME TAX		--		--

NET INCOME (LOSS)		$(51)	$3	$(61)	$3

BASIC AND DILUTED SHARE
DATA:

NET INCOME (LOSS)

(2007 as restated)	$	(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING:

Basic		4,587	4,587	4,587	4,587

Diluted		4,587	4,654	4,587	4,654

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
Kenneth Block Secretary and Chief Financial Officer August 29, 2007