Form 10QSB
period 2007-09-30
CELLULAR TECHNICAL SERVICES CO INC
filed 2007-11-20
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007	Commission File Number 0-19437

CELLULAR TECHNICAL SERVICES COMPANY, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-2962080

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd Suite 980 Miami, Florida, 33137
(Address of Principal Executive Offices)

20 East Sunrise Highway, Suite 200, Valley Stream, New York 11581
(Former Address)

Issuer’s telephone number, including area code: (305) 575-4145

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

          16,093,027 Common Shares were outstanding as of October 2, 2007

          Transitional Small Business Disclosure Format. Yes ☐ No ☒

CELLULAR TECHNICAL SERVICES COMPANY, INC.
(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-QSB

CELLULAR TECHNICAL SERVICES COMPANY, INC.
(A Developmental Stage Company)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(in 000s, except par value)

September 30, 2007

CURRENT ASSETS
Cash and cash equivalents	$2,091

Prepaid Expense	10

Total Current Assets	$2,101

Deferred finance costs	1,914

TOTAL ASSETS	$4,015

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$405

Total Current Liabilities	$405

Shareholder loans	10

Total Liabilities	$415

STOCKHOLDERS’ EQUITY

Preferred Stock, $.01 par value per share, 5,000 shares authorized, none issued and outstanding	—

Common Stock, $.001 par value per share, 30,000 shares authorized, 16,093 shares issued and outstanding	16

Additional Paid-in Capital	6,566

Deficit accumulated during the development stage	(2,982)

Total Stockholders’ Equity	3,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in 000s, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 15, 2005 (Inception) to September 30, 2007

	2007	2006	2007	2006

REVENUES

COSTS AND EXPENSES
Research & Development	312	230	1,096	516	1,920

General and administrative	445	105	742	247	1,074

Total Costs and Expenses	757	335	1,838	763	2,994

LOSS FROM OPERATIONS	(757)	(335)	(1,838)	(763)	(2,994)

INTEREST INCOME	7	11	13	12	33

INTEREST EXPENSE	(14)		(21)		(21)

LOSS BEFORE TAX	(764)	(324)	(1,846)	(751)	(2,982)

PROVISION FOR INCOME TAX	—		—

NET LOSS	$(764)	(324)	$(1,846)	$(751)	(2,982)

BASIC AND DILUTED SHARE DATA:
NET LOSS	$(0.06)	$(0.03)	$(0.16)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	12,466	11,256	11,646	11,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellular Technical Services Company, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(UNAUDITED)
(in 000's)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the
					Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2006	-	$0	11,256	$11	$1,494	$(1,136)	$369

Exercise of options (CTS)			42	$0	$35		$35
Intristic value of CTS options					$77		$77
Issuance shares in recapitalization			4,795	$5	$3,078		$3,083
SafeStitch expenses associated with recapitalization					$(156)		$(156)
Stock based compensation					$53		$53
Warrants issued in connection with credit facility					$1,985		$1,985
Net loss						$(1,846)	$(1,846)

Balance at September 30, 2007	-	$-	16,093	$16	$6,566	$(2,982)	$3,600

See accompanying notes to condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)
(unaudited)

	Nine Months Ended September 30,		September 15, 2005 (Inception) To September 30, 2007

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(1,846)	(751)	(2,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Finance Costs	71		71
Stock Option Compensation Expense	53		53
Intrinsic Value of Stock Options Excersised	77		77
Changes in operating assets and liabilities:
(Decrease) / increase in accounts payable and accrued liabilities	(47)	109	120
Increase in prepaid expense	10		10

NET CASH USED IN OPERATING ACTIVITIES	(1,682)	(642)	(2,651)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Shares in Recapitalization	3,192		3,192

Shareholders Loans		1,425	10

Exercise of options	35		35

Capital contributions			1,505

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,227	1,425	4,742

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,545	783

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	546	23	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,091	806	2,091

Non Cash
Warrants issued in connection with credit facility	1,985		1,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR TECHNICAL SERVICES COMPANY, INC.
(A Developmental Stage Company)

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

On September 4, 2007, CTS acquired all of the members’ equity of Safestitch LLC. (“Safestitch”) pursuant to a Share Transfer, Exchange and Contribution Agreement dated as of July 25, 2007, in exchange for 11,256,369 shares and 42,400 options which were exercised in September 2007 of CTS Common Stock, which represented a majority of outstanding shares after the date of acquisition. For accounting purposes, the acquisition has been treated as a recapitalization of Safestitch, with Safestitch as the acquirer (reverse acquisition). SafeStitch was formed as a limited liability Company in Virginia on September 15, 2005. In connection with the acquisition SafeStitch became a wholly owned subsidiary of CTS. In connection with the reverse acquisition CTS’s historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issue by CTS in the exchange and SafeStitch’s historical accumulated deficit was carried forward. The Statement of Operations reflects the activities of SafeStitch from the commencement of operations in September 15, 2005. As of the date of the share exchange, all options issued to former officers and directors, with exercise prices in excess of the current share price were cancelled in exchange for the issuance of 2,000 shares per person, or, in total, 6,000 shares of CTS Common Stock.

Safestitch is a developmental stage medical device company focused on the development of medical devices that manipulate tissues for obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding, hernia formation and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.

CTS does not have any current source of revenues. However, management believes that its cash balance as of September 30, 2007 of approximately $2.1 million, together with an available $4 million line of credit is sufficient to fund its current cash flow requirements through at least the next twelve months.

NOTE B — STOCK OPTIONS:

Commencing January 1, 2006, CTS has adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

CTS’s 1996 Stock Option Plan authorizes the grant of both incentive (“ISO”) and non-qualified stock options up to a maximum of 335,000 shares of CTS’s Common Stock to employees (including officers and directors who are employees) of and consultants to CTS. The exercise price, term and vesting provisions of each option grant are fixed by the Compensation and Stock Option Committee with the requirement that the exercise price of an ISO may not be less than the fair market value of CTS’s Common Stock on the date of grant, and the term of an ISO may not exceed ten years. CTS has not granted any options under this plan during the nine months ended September 30, 2007 and the year ended December 31, 2006. As of September 30, 2007, there are no options outstanding under the plan. The plan expired and no new options may be granted under the plan.

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

The following summarizes the activity of the Company’s stock options granted both inside and outside the plans for the nine months ended September 30, 2007:

	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of stock options:
Outstanding at January 1, 2007—Pre Merger CTS	42	0.79	4.75
Granted (outside the plan)	89	2.60	9.95
Exercised	42	0.79

Outstanding at September 30, 2007	89	$2.60	9.96	$53

Exercisable at September 30, 2007	22	$2.60	9.96	$18

The Company granted 88,667 options, outside the plan, during the nine month period ended September 30, 2007, all of which had an exercise price of $2.60. The Company determined the estimated aggregate fair value of these options on the grant date to be $195,954 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk free interest rate of 4.88% and expected life of 10 years. Stock option compensation expense was approximately $53,000 for the three and nine months ended September 30, 2007.

At September 30, 2007, 22,000 options vested. A summary of the status of the Company’s nonvested options and changes during the nine months ended September 30, 2007 is presented below.

	Stock Options (in 000s)	Weighted Average Grant Date Fair Value

Non Vested at January 1, 2007	0	$—
Options Granted	89	$2.21
Options Vested	22	$2.21

Non Vested at September 30, 2007	67	$2.21

NOTE C – CREDIT FACILITY:

In connection with the acquisition of Safestitch, CTS entered into a Note and Security Agreement with both The Frost Group, LLC, a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust indirectly controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of Common Stock of CTS, as well as Dr. Jane H. Hsiao and Steven D. Rubin, two of the Company’s directors, and Jeffrey G. Spragens, CTS Chief Executive Officer and President and a director for $4 million in total available borrowings, $3.9 million from The Frost Group, LLC and $100,000 from Mr. Spragens. The credit facility has been granted for 28 months and bears interest on outstanding borrowings under the line of credit at a 10% annual rate.

As a part of the credit facility arrangements, CTS granted warrants to purchase 805,521 shares of our Common Stock to The Frost Group, LLC and Mr. Spragens exercisable at $0.25 per share and expiring in 10 years. The fair value of the warrants were determined to be $1,984,691 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk free interest rate of 4.88% and a life of 10 years. The fair value of the warrants were recorded as deferred financing cost and will be amortized over the life of the credit facility. Amortization expenses of deferred financing cost were $70,771 for the three and nine months of 2007.

NOTE F – CAPITAL TRANSACTIONS:

As described in Note A, on September 4, 2007, CTS acquired all of the members’ equity of Safestitch LLC in exchange for the issuance of 11,256,369 shares, or 72% of the outstanding shares of CTS Common Stock. For accounting purposes the transaction has been treated as a recapitalization of Safestitch and all membership interests of Safestitch were eliminated, ordinary shares received in exchange were recorded at par value and the difference between membership interest and the value of the ordinary shares received was recorded to additional paid-in capital to effect the transaction as of the beginning of the year. The Company also recorded the intrinsic value of 42,400 options outstanding at the date of recapitalization. Additionally, as of the date of the transaction, net assets of CTS, its ordinary shares and additional paid-in capital were recorded to reflect the transaction. Safestitch incurred $155,855 of transaction expenses, which were recorded as a reduction of additional paid-in capital.

NOTE G – BASIC AND DILUTED NET LOSS PER SHARE:

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the none-months ended September 30, 2007 and 2006, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows (in 000s):

	September 30, 2007	September 30, 2006

Stock options	89	0
Stock warrants	806	0

Total	895	0

NOTE H – New Accounting Pronouncements

          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115”, (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is assessing the impact that the adoption of SFAS 159 will have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

NOTE I – Agreement with Creighton University

          On May 26, 2006, Safestitch entered into an exclusive license and development agreement with Creighton University granting us a worldwide exclusive license (even as to the university), with rights to sublicense, to all our product candidates and associated know-how, including the exclusive right to manufacture, use and sell the product candidates. In accordance with the agreement, Creighton University is entitled to 1.5 percent of the licensed products’ net sales. In accordance with the license and development agreement with Creighton University, the Company is to invest, in aggregate, at least $2,500,000 within 36 months of the execution of this agreement towards the development of the licensed product, including reimbursement of Creighton University’s overhead expenses, related to the Company’s use of its facilities and calculated as 20% of the Company’s direct development expenditures. If the Company fails to meet its development obligations, all rights in the licensed patent rights and associated know-how shall revert back to the University. As of September 30, 2007, the Company has expended $1,829,000 in connection with its license and development agreement.

NOTE J – Research and Development

          Research and development costs are charged to expense as incurred.

NOTE K – Use of Estimates

           The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the selection of assumptions underlying the calculation of the fair value of options. Actual results could differ from those estimates.

NOTE L – Income Taxes

          CTS accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the CTS’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the merger transaction on September 4, 2007 with SafeStitch LLC, our net operating losses for CTS will be limited under Section 382 of the Internal Revenue Code due to a more than 50% change in ownership over a three year period.

CTS adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2007, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount more likely than not to be realized.

CTS recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by the major tax jurisdictions to which CTS is subject.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

The statements set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements included elsewhere in this Quarterly Report on Form 10-QSB, which are not historical, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our research and development activities may not result in commercially viable products.

•

We are highly dependent on the success of our product candidates, and we cannot give any assurance that they will receive regulatory clearance or approval, if necessary, or be successfully commercialized.

•

The results of previous clinical experience with devices similar to the devices that we have licensed may not be predictive of results with our licensed products, and any clinical trials that the U.S. Food and Drug Administration (the “FDA”) may require us to undertake may not satisfy FDA requirements or the requirements of other non-U.S. regulatory authorities.

•	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

•	If our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

•	Our product development activities could be delayed or stopped.

•

The regulatory clearance or approval process is expensive, time-consuming and uncertain and may prevent us or our collaboration partners from obtaining clearance, or approval, if necessary, for the commercialization of some or all of our product candidates.

•

Even if we obtain regulatory clearances or approvals for our product candidates, the terms thereof and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.

•	Even if we receive regulatory clearances or approvals to market our product candidates, the market may not be receptive to our products.

•	If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

•

As we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

•	If we fail to acquire and develop other products or product candidates at all or on commercially reasonable terms, we may be unable to diversify or grow our business.

•	We will rely on third parties to manufacture and supply our product candidates.

•

We currently do not have a marketing staff or sales or distribution organization. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business may be dependent on the actions of our collaborative partners.

•

All of our current product plans are licensed to us by Creighton University. Any loss of our rights under the agreement with Creighton University or any failure by Creighton University to properly maintain or enforce the patents under such licenses would materially adversely affect our business prospects.

•	An inability to find additional or other sources for our products could materially and adversely affect us.

•	If we or Creighton University are unable to obtain and enforce patent protection for our product candidates, our business could be materially harmed.

•	If we or Creighton University are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	Future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

•	Failure to obtain regulatory clearance or approval outside the United States will prevent us from marketing our product candidates abroad.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business may become subject to economic, political, regulatory and other risks associated with international operations.

•	The market price of our common stock may fluctuate significantly.

•

Trading of our common stock is limited and trading restrictions imposed on us by applicable regulations and by lockup agreements we have entered into with our principal stockholders may further reduce our trading, making it difficult for our stockholders to sell their shares.

•	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

•

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or in the best interests of our stockholders.

•	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

* * * * *

The Company files its periodic reports with the Securities and Exchange Commission (the “ SEC”) in compliance with the “small business issuer” provisions of Regulation S-B, under the Exchange Act. Generally, a small business issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Company qualifies as a Regulation S-B filer since its annual revenues for both 2006 and 2005 were less than $25.0 million and its public float had not exceeded $25.0 million in those periods. Regulation S-B is tailored for the small business issuer, and although it requires accurate and complete disclosure, it does not require certain specific disclosures which are required under Regulation S-K and Regulation S-X.

On September 4, 2007, CTS completed an acquisition of SafeStitch LLC, a privately held Virginia limited liability company (“SafeStitch”), pursuant to a Share Transfer, Exchange and Contribution Agreement, dated as of July 25, 2007 (referred to as the “Share Exchange Agreement”), by and among us, SafeStitch and the members of SafeStitch. This was accounted for as a reverse merger and recapitalization of SafeStitch.

          At the closing of the Share Exchange, we issued an aggregate of 11,256,369 shares of our common stock to the former members of SafeStitch in exchange for all of their membership interests in SafeStitch. We also granted warrants to purchase a total of 805,521 shares of our common stock to The Frost Group, LLC and Jeffrey G. Spragens in connection with a line of credit of up to $4 million that was provided by The Frost Group, LLC and Jeffrey G. Spragens to CTS simultaneously with the closing. The Warrants have a ten year term and an assumed exercise price of $.25 per share of common stock. Dr. Phillip Frost has a controlling interest in The Frost Group, LLC and is the largest beneficial holder of our shares of common stock. Dr. Jane Hsiao and Steven D. Rubin, two of our directors, also are members of The Frost Group, LLC. Jeffrey G. Spragens is our Chief Executive Officer and President and a director. Frost Gamma Investments Trust, Dr. Phillip Frost, Dr. Jane Hsiao, Steven D. Rubin and Jeffrey G. Spragens were also beneficial owners of membership interests in SafeStitch. We incurred customary acquisition related costs in connection with the share exchange. Our trading symbol is “CTSC.” We intend to change our name to SafeStitch Medical, Inc. or a derivative thereof in connection with our plan to apply for listing on the American Stock Exchange.

Accounting Treatment

          On September 4, 2007, CTS acquired SafeStitch in a transaction accounted for as a recapitalization of SafeStitch pursuant to an agreement dated July 25, 2007. For accounting purposes, SafeStitch is treated as the continuing reporting entity. Since CTS did not have an operating business, the transaction is not accounted for as a business combination. Instead, the transaction is accounted for as a recapitalization of SafeStitch and the issuance of stock by SafeStitch (represented by the outstanding shares of CTS) at the book values of assets and liabilities of CTS, which approximates fair value with no goodwill or other intangibles recorded.

Treatment of Warrants and Options

          SafeStitch did not have any outstanding warrants or options and no warrants or options were assumed by CTS as a result of the Share Exchange, except warrants issued in connection with the line of credit described above.

Results of Operations

Losses totaled $2,982,000 from September 15, 2005 (inception) through September 30, 2007. Such losses included $1,846,000 and $751,000 for the nine months ended September 30, 2007 and 2006, respectively and $764,000 and $324,000 for the three months ended September 30, 2007 and 2006 respectively.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Research and Development expenses were $312,000 for the three months ended September 30, 2007 an increase of $82,000 compared with the same period in 2006, resulting from an increase in the amount of research being performed as CTS was further into its research activities.

General and Administrative costs were $445,000 for the three months ended September 30, 2007 an increase of $340,000, releated to the increase in staffing, related payroll taxes, patent application and investigation, and other operating costs. Interest Income decreased $ 4,000 in the 2007 period due to lower invested cash balances.

Interest expense increased during the 2007 period due to the accrual of interest on members’ loan balances.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Research and Development expenses were $1,096,000 for the nine months ended September 30, 2007 an increase of $580,000 compared with the same period in 2006, resulting from an increase in the amount of research being performed, as CTS was further into its research activities.

General and Administrative costs were $742,000 for the nine months ended September 30, 2007 an increase of $495,000, releated to the increase in staffing, related payroll taxes, patent application and investigation, and other operating costs.

Interest Income increased $1,000 in the 2007 period due to higher invested cash balances.

Interest expenses increased during the 2007 period due to the accrual of interest on members’ loan balances.

Liquidity

The Company does not expect to have any current source of revenues. However, management believes that its cash balance as of September 30, 2007 of approximately $2.1 million, together with the $4.0 million line of credit is sufficient to fund its current cash flow requirements through at least the next twelve months. Management has currently budgeted expenditures through end of 2008 of approximately $4.2 million which will fund the final development and initial marketing of three of its product candidates, as well as continuing research and development on the balance of the product candidates.

Plan of Operations 2008

Through the end of 2008, we plan the following, although there is no assurance all of it will be completed:

  FDA Registration of standard and airway bite blocks (We believe that these are Class I, exempt devices which do not require FDA Approval)
  Continued Product Development of gastroplasty device for obesity and GERD
  Manufacturing of gastroplasty devices for clinical trials and engineering (performance, validation) testing
  Feasibility trial of gastroplasty device and commencement of multicenter US and international trials
  Continued product development of Barrett’s Excision Device
  Final product development of smart dilator and application for FDA approval (Class II, 510(k))
  Initial marketing and commercialization of standard and airway bite blocks and smart dilator
  IRB clinical evaluation trials for standard and airway bite blocks and smart dilator
  Early development efforts on hernia device and NOTES devices, of which we have existing intellectual property and licenses

We also plan to complete our purchase of a machine shop in the Miami area to facilitate the production of clinical units and prototypes.

We plan to hire several more employees, as necessary.

We believe we have enough cash to complete the above plan, although we could take advantage of available opportunities, if any, to raise more cash.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification by Chief Financial Officer
Exhibit 31.2 Rule 13a-14(a) Certification by Chief Executive Officer
Exhibit 32.1 Section 1350 Certification
Incorporated by reference to Form 8-K filed September 10, 2007 (File No. 000-19437
Incorporated by reference to Form 8-K filed September 27, 2007 (File No. 000-19437)...

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLULAR TECHNICAL SERVICES COMPANY, INC.

By:	/s/Kenneth Block

Kenneth Block
Chief Financial Officer
November 19, 2007