Form 10KSB/A
period 2007-12-31
SafeStitch Medical, Inc.
filed 2008-04-24
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A
(Amendment No. 1)

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
Yes ☐     No ☒

SAFESTITCH MEDICAL, INC.
TABLE OF CONTENTS FOR FORM 10-KSB/A

PART II

Item 7.	Financial Statements	6
Item 8A(T).	Controls and Procedures	31

PART III		33

Item 13.	Exhibits	34

SIGNATURES		36
Ex-23.1 Consent of Eisner LLP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This Amendment No. 1 to our Annual Report on Form 10-KSB/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2008. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safeharbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
Explanatory Note
     SafeStitch Medical, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was originally filed on March 26, 2008 (the “Original Filing”). This Amendment No. 1 is being filed solely to amend Items 7 and 8A(T) of Part II of the Original Filing. The corrections to Item 7 had no impact on the Company’s Assets, Liabilities, Stockholders’ Equity, Net Loss, Operating Cash Flows or Net Cash Flows as of and for the years ended December 31, 2007 and 2006 and the for the period from September 15, 2005 (inception) through December 31, 2007 as reported in the Original Filing. The changes to Item 7 include the following corrections:
•	the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, in which we have corrected the weighted average shares outstanding and corresponding basic and diluted net loss per share calculations for the years ended December 31, 2007 and 2006. This Amendment No. 1 corrects basic and diluted net loss per share for the years ended December 31, 2007 and 2006 to $(0.24) and $(0.09), respectively, from $(0.19) and $(0.07) as reported in the Original Filing;

•	the Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the for the period from September 15, 2005 (inception) through December 31, 2007 (where certain cash flows have been reclassified as financing activities instead of investing activities); and

•	the Notes to Consolidated Financial Statements (where we have (i) expanded Note L to disclose the portion of our net operating losses that are deferred under Section 195 of the Internal Revenue Code of 1986, as amended, to delete the tabular references to Research and development credit carryforward, and to correct the proforma disclosures of the deferred tax asset as if SafeStitch LLC was a C-Corp from inception, and (ii) added Note O to quantify the effect of these corrections to the aforementioned Financial Statements).
     In addition, in the Consolidated Balance Sheet as of December 31, 2007, we have a corrected a rounding error to the entry “Total Other Assets” so that it now reads “1,758” instead of “1,759” as set forth in the Original Filing. In light of the errors cited above, we have reconsidered the effectiveness of our controls and procedures at December 31, 2007 and have amended Item 8A(T) of Part II of the Original Filing to address this reconsideration.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends the aforementioned items in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.
     Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included in this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

Item 7. Financial Statements
     The following financial statements of SafeStitch Medical, Inc. are included as required to be filed by Item 7 of Regulation S-B, under the Exchange Act.

Report of Independent Registered Public Accounting Firm	7

Consolidated Balance Sheet at December 31, 2007	8

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from September 15, 2005 (inception) through December 31, 2007	9

Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through December 31, 2007	10

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from September 15, 2005 (inception) through December 31, 2007	11

Notes to Consolidated Financial Statements	12

Safestitch LLC	21

Report of Independent Registered Public Accounting Firm	22

Balance Sheets as of December 31, 2006 and 2005	23

Statements of Operations for the year ended December 31, 2006 and for the period from September 15, 2005 (Inception) to December 31, 2005	24

Statements of Members’ Equity for the year ended December 31, 2006 and for the period from September 15, 2005 (Inception) to December 31, 2005	25

Statements of Cash Flows for the year ended December 31, 2006 and for the period from September 15, 2005 (Inception) to December 31, 2005	26

Notes to Financial Statements	27

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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and the consolidated results of their operations and cash flows for years ended December 31, 2007 and 2006 and for the period from September 15, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Eisner LLP
New York, New York
March 26, 2008
Except for Note O, as to which the date
is April 24, 2008

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEET
(in 000s, except share and per share data)

December 31,
2007
CURRENT ASSETS
Cash and cash equivalents	$631
Prepaid Expenses	99

Total Current Assets	730
FIXED ASSETS
Property and equipment, net	196

OTHER ASSETS
Security Deposits	56

Deferred Finance Cost	1,702

Total Other Assets	1,758

LONG-TERM INVESTMENT, net of valuation adjustment of $1,754	0

TOTAL ASSETS	$2,684

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$253

Total Current Liabilities	253

Shareholder Loans	10

Commitments and contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value per share, 25,000,000 shares authorized, none issued and outstanding (effective January 8, 2008)	0
Common Stock, $.001 par value per share, 225,000,000 shares authorized, 16,093,016 shares issued and outstanding (effective January 8, 2008)	16
Additional Paid-in Capital	6,582
Deficit accumulated during the development stage	(4,177)

Total Stockholders’ Equity	2,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,684

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except share and per share amounts)

			September 15, 2005
	Year Ended		(Inception) to
	December 31,		December 31, 2007
	2007	2006
	(restated)	(restated)
	(Note O)
REVENUES

COSTS AND EXPENSES

Research & Development	$1,636	$739	$2,451

General and administrative	1,135	340	1,475

Total Costs and Expenses	2,771	1,079	3,926

LOSS FROM OPERATIONS	(2,771)	(1,079)	(3,926)

OTHER INCOME (NET)

INTEREST INCOME	34	19	53

AMORTIZATION OF FINANCE COSTS	(283)		(283)

INTEREST EXPENSE	(21)		(21)

NET LOSS	$(3,041)	$(1,060)	$(4,177)

BASIC AND DILUTED PER SHARE DATA:

NET LOSS	$(0.24)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:	12,767,000	11,256,000

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

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

			September 15, 2005
			(Inception) to
	Year Ended		December 31, 2007
	2007	2006
	(restated)		(restated)
	(Note O)		(Note O)
OPERATING ACTIVITIES
Net loss	$(3,041)	$(1,060)	$(4,177)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Finance Costs	283		283
Stock-Based Compensation Expense	142		142
Depreciation	4		4
(Increase) in other current assets	(79)		(79)
(Increase) in other assets	(56)		(56)

Increase (Decrease) in accounts payable and accrued liabilities	(199)	153	(32)

NET CASH USED IN OPERATING ACTIVITIES	(2,946)	(907)	(3,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(200)		(200)
Payment received under Rule 16b	4		4

NET CASH PROVIDED BY INVESTING ACTIVITIES	(196)	0	(196)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	3,192		3,192
Capital Contributions		1,430	1,431
Shareholders Loans			84
Exercise of Options	35		35

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,227	1,430	4,742

NET INCREASE IN CASH AND CASH EQUIVALENTS	85	523	631

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	546	23	0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$631	$546	$631

Supplemental disclosure of non cash activities:

Shareholder loan contributed to capital	$74		$74
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
     At December 31, 2007, we have approximately $506,000 of net operating loss carryforwards to offset future federal taxable income and a deferred tax asset of $589,000 from certain operating expenses which have been deferred as start up costs under Sec. 195 for federal income tax purposes, subject to limitations for alternative minimum tax.
     The net operating loss carryforwards expire in 2027.
     The deferred federal tax asset, which amounted to $476,000 at December 31, 2007, has been offset by a valuation allowance against the entire benefit due to management’s uncertainty regarding the future profitability of our Company. The valuation allowance has been increased by $476,000 in 2007.
     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

December 31,
2007
Income tax benefit at the federal statutory rate	34.00%
State and local income taxes, net of effect on federal taxes	3.63
Increase in valuation allowance	(37.63)

Provision for income tax	0%

     The deferred tax asset at December 31, 2007 consists of the following:

2007
Net operating loss carryforward	$202,000
Deferred start up costs	221,000
Stock-based compensation	53,000

476,000
Less: Valuation allowance	(476,000)

Net deferred tax asset	$0

     For comparative purposes, the following table shows the proforma effect as if SafeStitch was a C-Corp from inception.
     The deferred tax asset at December 31, 2007 and 2006 consists of the following:

	2007	2006
	Proforma	Proforma
Net operating loss carryforward	$923,000	$299,000
Deferred start up costs	649,000	128,000

	1,572,000	427,000
Less: Valuation allowance	(1,572,000)	(427,000)

Net deferred tax asset	$0	$0

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
NOTE O — REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     Subsequent to the filing of the Company’s Form 10-KSB for the year ended December 31, 2007, Management, in consultation with the Company’s Independent Auditors, identified a rounding error in the Consolidated Balance Sheet as of December 31, 2007. This error resulted in a $1,000 overstatement of Total Other Assets, because $1,759,000 was reported instead of $1,758,000. This error had no impact on reported Total Assets or Total Liabilities and Stockholders’ Equity.
     Management also identified an error relating to the weighted average number of common shares outstanding disclosed in the Consolidated Statements of Operations for the years ended as of December 31, 2007 and 2006. Basic and diluted loss per share were calculated using the number of shares outstanding and to give effect for the recapitalization at December 31, 2007 and 2006, respectively, instead of using the weighted average number of shares outstanding during each of the years then ended. The following table summarizes the adjustments to the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 to correct this error:

		Weighted	Basic and
		average shares	diluted loss per
	Net Loss ($000)	outstanding	share
For the year ended December 31, 2007:
As previously reported	$(3,041)	16,093,000	$(0.19)
Adjustment	—	(3,326,000)	(0.05)

As restated	$(3,041)	12,767,000	$(0.24)

For the year ended December 31, 2006:
As previously reported	$(1,060)	16,050,000	$(0.07)
Adjustment	—	(4,794,000)	(0.02)

As restated	$(1,060)	11,256,000	$(0.09)

     Management also identified the misclassification of certain items in the Consolidated Statements of Cash Flows. The cash flow associated with the merger of SafeStitch LLC transaction should have been classified as a financing activity. The Company’s consolidated statement of cash flows for the year ended December 31, 2007 is unchanged. The following table summarizes the adjustments to the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2007 and for the period from September 15, 2005 (inception) through December 31, 2007:

	As Previously
	Reported	Adjustment	As Restated
For the year ended December 31, 2007:
Net cash used in operating activities	$(2,946)	—	$(2,946)

Net cash provided in connection with the acquisition of SafeStitch LLC	3,192	(3,192)	—
Cash used in other investing activities	(196)	—	(196)

Net cash provided by (used in) investing activities	2,996	(3,192)	(196)

Net cash provided in connection with the acquisition of SafeStitch LLC	—	3,192	3,192
Cash provided by other financing activities	35	—	35

Net cash provided by financing activities	35	3,192	3,227

Net increase in cash	$85	—	$85

September 15, 2005 (inception) to December 31, 2007:
Net cash used in operating activities	$(3,915)	—	$(3,915)

Net cash provided in connection with the acquisition of SafeStitch LLC	3,192	(3,192)	—
Cash used in other investing activities	(196)	—	(196)

Net cash provided by (used in) investing activities	2,996	(3,192)	(196)

Net cash provided in connection with the acquisition of SafeStitch LLC	—	3,192	3,192
Cash provided by other financing activities	1,550	—	1,550

Net cash provided by financing activities	1,550	3,192	4,742

Net increase in cash	$631	—	$631

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
     The corrections set forth in Item 7 to this Amendment No. 1 to our Annual Report on Form 10-KSB/A relate directly to the material weakness described above.
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
     Although this material weakness over preparation of the financial statements and related disclosures existed at year end, it has been corrected, and the consolidated financial statements in this Amendment No. 1 to our Annual Report on Form 10-KSB/A fairly present, in all material respects, our financial condition as of December 31, 2007 and 2006 and our results of operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with GAAP.
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

PART III

Item 13. Exhibits

Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant, as amended, filed as Annex A to our Definitive Information Statement on Schedule 14C filed with the SEC on December 7, 2007 and incorporated by reference herein.

3.2*	Amended and Restated Bylaws of SafeStitch Medical, Inc.

4.1*	Specimen Certificate for Common Stock of Registrant

4.2	Form of Common Stock Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.1+	1996 Stock Option Plan filed with our Quarterly Report on Form 10-Q filed with the SEC on August 8, 1995 and incorporated by reference herein.

10.2+	Amendment to 1996 Stock Option Plan dated December 14, 1998, filed as Exhibit 7.8 to our Annual Report on Form 10-K filed with the SEC on March 30, 1999 and incorporated by reference herein.

10.3	Form of Lockup Agreement, filed as Exhibit 2.4 to our Current Report on Form 8-K filed with the SEC on July 31, 2007 and incorporated by reference herein.

10.4	Note and Security Agreement, dated as of September 4, 2007, by and among the Company, SafeStitch LLC, the Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.5*	Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC.

10.6+	Letter Agreement for Terms of Employment between SafeStitch LLC and Stewart B. Davis, M.D., dated May 16, 2007, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.7+	SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Annex B to our Definitive Information Statement on Schedule 14C, filed with the SEC on December 7, 2007 and incorporated by reference herein.

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 filed as exhibit 14 to our Annual Report on Form 10-K filed with the SEC on March 30, 2005 and incorporated by reference herein.

Exhibits:

21.1*	Subsidiaries of the Registrant

23.1**	Consent of Eisner LLP independent registered public accounting firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with our Form 10-KSB on March 26, 2008

**	Filed with this Form 10-KSB/A

+	Compensation Plan or Arrangement or Management Contract

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2008	SAFESTITCH MEDICAL, INC.
	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
Chief Executive Officer and President