Form 10-Q
period 2008-03-31
SafeStitch Medical, Inc.
filed 2008-05-13
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 0-19437

SAFESTITCH MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2962080
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 670, Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (305) 575-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

16,093,016 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 12, 2008.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2008 and 2007, and for the period from September 15, 2005 (inception) to March 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through March 31, 2008	5

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007, and for the period from September 15, 2005 (inception) to March 31, 2008 (unaudited)	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	19

ITEM 4T.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A.	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	20

	SIGNATURES	21

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000s, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$658	$631
Prepaid expenses	102	99
Total Current Assets	760	730
FIXED ASSETS
Property and equipment, net	186	196
OTHER ASSETS
Security deposits	56	56
Deferred financing costs, net	1,489	1,702
Total Other Assets	1,545	1,758
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754	-	-
TOTAL ASSETS	$2,491	$2,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$365	$253
Total Current Liabilities	365	253
Stockholder loans	1,010	10
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value per share, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value per share, 225,000,000 shares authorized,16,093,016 shares issued and outstanding	16	16
Additional Paid-in Capital	6,721	6,582
Deficit accumulated during the development stage	(5,621)	(4,177)
Total Stockholders’ Equity	1,116	2,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,491	$2,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in 000s, except share and per share amounts)

	Three Months Ended March 31,		September 15, 2005 (Inception) to
	2008	2007	March 31, 2008
REVENUES	$-	$-	$-
COSTS AND EXPENSES
Research and development	814	366	3,719
General and administrative	416	38	1,437
Total Costs and Expenses	1,230	404	5,156
LOSS FROM OPERATIONS	(1,230)	(404)	(5,156)

INTEREST INCOME	5	4	58
AMORTIZATION OF FINANCE COSTS	(213)	-	(496)
INTEREST EXPENSE	(6)	-	(27)
LOSS BEFORE TAX	(1,444)	(400)	(5,621)
PROVISION FOR INCOME TAX	-	-	-
NET LOSS	$(1,444)	$(400)	$(5,621)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	16,093,016	11,256,369

NET LOSS PER BASIC AND DILUTED SHARE	$(0.09)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH MARCH 31, 2008
(in 000s)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception – September 15, 2005	-	$-	-	$-	$-	$-	$-

Capital contributed	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	(76)	(76)
Balance at December 31, 2005	-	$-	-	$-	$1	$(76)	$(75)

Capital contributed	-	-	11,256	11	1,493	-	1,504
Net loss	-	-	-	-	-	(1,060)	(1,060)
Balance at December 31, 2006	-	$-	11,256	$11	$1,494	$(1,136)	$369

Exercise of options (CTS)-September 23, 2007 at $0.79 per share	-	-	42	-	35	-	35
Stock-based compensation-September 4, 2007	-	-	-	-	77	-	77
Issuance of shares in recapitalization - September 4, 2007 at $0.64 per share	-	-	4,795	5	3,078	-	3,083
SafeStitch expenses associated with recapitalization	-	-	-	-	(156)	-	(156)
Stock-based compensation	-	-	-	-	65	-	65
Warrants issued in connection with credit facility-September 4, 2007 at $2.46 per share	-	-	-	-	1,985	-	1,985
Rule 16 payment received	-	-	-	-	4	-	4
Net loss	-	-	-	-	-	(3,041)	(3,041)
Balance at December 31, 2007	-	$-	16,093	$16	$6,582	$(4,177)	$2,421

Stock-based compensation	-	-	-	-	139	-	139
Net loss	-	-	-	-	-	(1,444)	(1,444)
Balance at March 31, 2008 - Unaudited	-	$-	16,093	$16	$6,721	$(5,621)	$1,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in 000s)

	Three Months Ended March 31,		September 15, 2005 (Inception) to March
	2008	2007	31, 2008
OPERATING ACTIVITIES
Net loss	$(1,444)	$(400)	$(5,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	213	-	496
Stock-based compensation expense	139	-	281
Depreciation and amortization	13	-	17
(Increase) in other current assets	(3)	-	(82)
(Increase) in other assets	-	-	(56)
Increase (Decrease) in accounts payable and accrued liabilities	112	30	80
NET CASH USED IN OPERATING ACTIVITIES	(970)	(370)	(4,885)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3)	-	(203)
Payment received under Rule 16b	-	-	4
NET CASH USED IN INVESTING ACTIVITIES	(3)	-	(199)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	-	-	3,192
Capital contributions	-	-	1,505
Stockholder loans	1,000	-	1,010
Exercise of options	-	-	35
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	-	5,742
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27	(370)	658
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	631	546	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$658	$176	$658
Supplemental disclosure of non cash activities:
Stockholder loans contributed to capital			$74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on form 10-KSB, as amended, filed with the Securities Exchange Commission on April 24, 2008.

SafeStitch is a developmental stage medical device company focused on the development of medical devices that manipulate tissues for obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding, hernia formation and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.

Cellular Technical Services Company, Inc. (“Cellular”), a non-operating public company, was incorporated in 1988 as NCS Ventures Corp. under the laws of the State of Delaware. On July 25, 2007 Cellular entered into a Share Transfer, Exchange and Contribution Agreement (the “Share Exchange”) with SafeStitch LLC, a limited liability company formed in Virginia on September 15, 2005. On September 4, 2007, Cellular acquired all of the members’ equity of SafeStitch LLC in exchange for 11,256,369 shares of its common stock, which represented a majority of outstanding shares after the date of acquisition. For accounting purposes, the acquisition has been treated as a recapitalization of SafeStitch LLC, with SafeStitch LLC as the acquirer (reverse acquisition). The historical financial statements prior to September 4, 2007 are those of SafeStitch LLC, which began operations on September 15, 2005. The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred on September 15, 2005 (inception). Effective January 8, 2008, Cellular changed its name to SafeStitch Medical, Inc. and increased the aggregate number of shares of capital stock that may be issued from 35,000,000 to 250,000,000, comprised of 225,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through March 31, 2008, the Company has accumulated a deficit of $5,621,000 and has not generated positive cash flows from operations. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position; its budget for business operations through December 31, 2008; its $4.0 million line of credit from The Frost Group LLC and the Company’s President and CEO, Jeffrey G. Spragens, and by monitoring its discretionary expenditures, management believes that the Company will be able to fund operations without revenues or additional financing only through December 31, 2008. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Isis Tele-Communications, Inc., which has no current operations, and SafeStitch LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment. Property and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of assets are expensed. Gain or loss, if any, on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated primarily on a straight-line basis over estimated useful lives of the assets.

Research and development. Substantially all of the Company’s research and development activities are currently outsourced. Research and development costs principally represent costs associated with conducting clinical trials and manufacturing product prototypes. All research and development costs are charged to expense as incurred.

Patent costs. Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as useful lives of property and equipment, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. All stock-based compensation is included in general and administrative expenses.

Fair value of financial instruments. The Company follows SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value based on their short-term maturity.

Long-Term investments. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

Income taxes. The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

Comprehensive income (loss). SFAS No. 130, “Reporting Comprehensive Income (Loss),” requires companies to classify items of other comprehensive income (loss) in a financial statement. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	March 31, 2008	Estimated Useful lives
Machinery and equipment	$162,000	5 years
Furniture and fixtures	41,000	5 years

Accumulated depreciation and amortization	(17,000)
Property and equipment, net	$186,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $13,000 for the three months ended March 31, 2008. There was no depreciation expense in the corresponding 2007 period.

NOTE 4 – LONG-TERM INVESTMENT

In November 1999, Cellular invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. (“KSI”) and also received warrants to purchase KSI common stock. All of the outstanding stock of KSI was acquired by TruePosition, Inc., a majority owned subsidiary of Liberty Media Corporation, (“Liberty Media”) in August 2000. Prior to the acquisition, the convertible note was exchanged for KSI common stock. The Company exercised the KSI warrants and purchased additional KSI common stock for approximately $754,000. Cellular’s investment in KSI common stock was exchanged for TruePosition common stock on the date of the acquisition. The Company currently holds 191,118 shares of TruePosition common stock, and accounts for the investment in TruePosition using the cost method. In December 2002, Cellular received certain valuation information from TruePosition, indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, Cellular concluded there had been an other-than-temporary decline in estimated fair value of its investment, and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the then-current fair value of Cellular’s investment in the net equity of TruePosition. TruePosition’s operations have required significant infusions of cash by Liberty Media to date, and have not generated significant revenues. The Company’s investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock in late 2002. In August 2007, the Company and Cellular were informed that Liberty TP Acquisition, Inc., which held an aggregate of no less than 90% of TruePosition’s outstanding capital stock, was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, were entitled to receive $3.5116 in cash in exchange for each share held. This merger is the subject of an appraisal action and securities litigation to which the Company is a party (see Note 9). It is possible that the Company may receive proceeds from the merger, the litigation or other disposition of this investment, but no such amount can be estimated at this time.

NOTE 5 – STOCK-BASED COMPENSATION

The Company’s 1996 Stock Option Plan (the “1996 Plan”) authorized the grant of both incentive (“ISO”) and non-qualified stock options up to a maximum of 335,000 shares of the Company’s common stock to employees (including officers and directors who are employees) of and consultants to SafeStitch. The exercise price, term and vesting provision of each option grant is fixed by the compensation committee of the Board of Directors (the “Compensation Committee”) with the provision that the exercise price of an ISO may not be less than the fair market value of the Company’s common stock on the date of grant, and the term of an ISO may not exceed ten years. The Company has not granted any options under the 1996 Plan since December 31, 2005. The 1996 Plan has expired and no new options may be granted under the 1996 Plan.

As of the date of the Share Exchange, all options issued to former officers and directors under the 1996 Plan with exercise prices in excess of the then-current share price of the Company’s common stock were cancelled in exchange for the issuance of 2,000 shares of the Company’s common stock per person, for an aggregate issuance of 6,000 shares of the Company’s common stock. The Company recognized compensation expense of $77,000 on the date of the Share Exchange for the fair value of the 6,000 shares issued.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2007, the Board of Directors and a majority of the stockholders of the Company approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, which is administered by the Compensation Committee, the Company is allowed to grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 2,000,000 shares of the Company’s common stock, which are fully reserved for future issuance. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of Company’s shares at the date of grant and, within any 12 month period, no person can receive stock options or stock appreciation rights for more than one million shares. Additionally, no stock options or stock appreciation rights granted under the plan may have a term exceeding ten years.

The Company granted 148,500 options under the 2007 Plan during the three months ended March 31, 2008. The exercise prices of the options granted ranged from $3.00 to $3.10 per share. The Company determined the estimated aggregate fair value of these options on the grant dates to be $300,000, and stock option compensation expense related to these grants was $125,000 for the three months ended March 31, 2008. Total stock-based compensation recorded for the three months ended March 31, 2008 was $139,000. All stock-based compensation is included in general and administrative expense. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time the Company has been publicly traded since the Share Exchange, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. During the three months ended March 31, 2007, the Company granted no stock option awards. The fair value of each option granted during the three months ended March 31, 2008 was estimated using the following assumptions.

Expected volatility	88.31% - 94.46%
Expected dividend yield	0.00%
Risk-free interest rate	1.96% – 2.61%
Expected life	3.5 – 5.5 years
Forfeiture rate	2.50%

The following summarizes the Company’s stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	88,667	$2.60	9.96
Granted	148,500	$3.06	6.97
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at March 31, 2008	237,167	$2.89	7.90	$35,467
Exercisable at March 31, 2008	87,667	$2.97	7.59	$8,867
Vested and expected to vest at March 31, 2008	232,107	$2.89	7.92	$35,467

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the 148,500 options granted during the first quarter of the Company’s 2008 fiscal year, 44% of such options were vested as of March 31, 2008. A summary of the status of the Company’s non-vested options and changes during the three months ended March 31, 2008 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2007	66,500	$2.21
Options Granted	148,500	2.02
Options Vested	(65,500)	1.88
Non-Vested at March 31, 2008	149,500	$2.16

At March 31, 2008, there was $283,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.35 years.

No options were exercised during the three months ended March 31, 2008.

NOTE 6 – CREDIT FACILITY

In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both the Frost Group, LLC (the “Frost Group”) and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of the Company’s common stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provides for $4.0 million in total available borrowings, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens. The Credit Facility has a term of 28 months, which expires in December 2009. Outstanding borrowings under the Credit Facility bear interest at a 10% annual rate.

The Company granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts due under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.).

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its common stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and will be amortized over the life of the Credit Facility. The Company recorded amortization expense of $213,000 related to these deferred financing costs for the three months ended March 31, 2008.

As of March 31, 2008, $1.0 million was outstanding under the Credit Facility, and the Company recognized $6,000 of interest expense related to the outstanding borrowings during the three months ended March 31, 2008.

NOTE 7 – CAPITAL TRANSACTIONS:

As described in Note 1, on September 4, 2007, the Company acquired all of the members’ equity of SafeStitch LLC in exchange for the issuance of 11,256,369 shares of its common stock. For accounting purposes the transaction has been treated as a recapitalization of SafeStitch LLC whereby all membership interests of SafeStitch LLC were eliminated, ordinary shares received in exchange were recorded at par value and the difference between membership interest and the value of the ordinary shares received was recorded as additional paid-in capital to effect the transaction as of the beginning of the year. Additionally, as of the date of the transaction, net assets of Cellular, its ordinary shares and additional paid-in capital were recorded to reflect the transaction. SafeStitch LLC incurred $156,000 of transaction expenses, which were recorded as a reduction of additional paid-in capital.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BASIC AND DILUTED NET LOSS PER SHARE:

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three months ended March 31, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31, 2008	March 31, 2007
Stock options	237,167	173,000
Stock warrants	805,521	-
Total	1,042,688	173,000

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $48,000 and $3,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company is presently a plaintiff in a securities fraud and appraisal action in respect of its ownership of 191,118 shares of common stock of TruePosition, Inc., a Delaware corporation (“TruePosition”), which was filed November 13, 2007 in the United States District Court for the District of Connecticut. SafeStitch and other plaintiffs seek damages and other relief totaling $80 million. In August 2007, the Company was informed that Liberty TP Acquisition, Inc., which held an aggregate of no less than 90% of TruePosition’s outstanding capital stock, was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, became entitled to receive $3.5116 in cash in exchange for each share held, which the Company and certain other minority stockholders considered insufficient compensation. The Company and other minority stockholders brought forth the aforementioned securities fraud and appraisal action, and on August 10, 2007, the Company entered into a joint shareholder litigation governance and funding agreement (the “Funding Agreement”) with such other stockholders. Under the Funding Agreement, the Company agrees to fund a portion of the litigation expenses in connection with the appraisal and securities fraud action. The Company has contributed approximately $45,000 to date, and management anticipates that the Company will be called upon to fund additional amounts during the 2008 fiscal year. The Company may elect to terminate its participation in the Funding Agreement, whereby the Company would no longer be required to contribute funds; however, the Company would lose all rights under the Funding Agreement, including access to any additional work-product created after the date of termination. Additionally, the Company’s portion of any proceeds from a favorable disposition of the litigation may be reduced if the Company terminates its participation. The outcome of this litigation is not now known, nor can it be reasonably predicted at this time.

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management has determined that the adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for the Company in its fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R will be effective for the Company in its fiscal year beginning January 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions consummated after December 31, 2008.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for the Company’s fiscal year beginning January 1, 2009.  The Company is currently evaluating the potential impact of this standard on its financial statements.

NOTE 11 – AGREEMENT WITH CREIGHTON UNIVERSITY

On May 26, 2006, SafeStitch entered into an exclusive license and development agreement (the “License Agreement”) with Creighton University granting the Company a worldwide exclusive (even as to the university) license, with rights to sublicense, to all the Company’s product candidates and associated know-how, including the exclusive right to manufacture, use and sell the product candidates.

Pursuant to the License Agreement, the Company is obligated to pay Creighton University, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the License Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The License Agreement does not provide for minimum royalties. Also pursuant to the License Agreement, the Company has agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excludes the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the License Agreement. The Company is further obligated to pay to Creighton University an amount equal to 20 percent of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton University’s facilities.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton University. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. Pursuant to the License Agreement, SafeStitch is entitled to exercise its own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion and other commercial exploitation of any licensed products, provided that, if the Company has not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the License Agreement or the date such technology is disclosed to and accepted by SafeStitch, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by the Company, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless the Company purchases one or more one-year extensions.

NOTE 12 – INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. All of the Company’s deferred tax assets have been fully reserved by a valuation allowance due to management's uncertainty regarding the future profitability of the Company.

The Company has adopted the provisions of FASB interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in general and administrative expense, however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2008.

The tax years 2003 through 2007 remain open to examination by the major tax jurisdictions in which the Company operates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to: our ability to obtain additional funding to continue our operations; our ability to successfully develop, clinically test and commercialize our product candidates; the timing and outcome of the regulatory review process for our product candidates; changes in the regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management and scientific personnel; competition; our ability to successfully prepare file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern, and our ability to identify and pursue development of additional product candidates, as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-KSB, as amended. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are a developmental stage medical device company focused on the development of medical devices that manipulate tissues for endoscopic and minimally invasive surgery for the treatment of obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding, hernia formation and other intraperitoneal abnormalities. We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials, and we intend to rapidly, efficiently and safely move into clinical trials for our devices that are utilized in surgery for the treatment of obesity, GERD and esophageal obstructions and for the treatment and diagnosis of Barrett’s Esophagus. Clinical trials for certain product candidates are anticipated to begin in 2008.

On September 4, 2007, we completed the acquisition of SafeStitch LLC pursuant to a Share Transfer, Exchange and Contribution Agreement, dated as of July 25, 2007 (referred to as the “Share Exchange Agreement”), by and among us, SafeStitch LLC and the members of SafeStitch LLC. At the closing of the transaction contemplated by the Share Exchange Agreement (the “Share Exchange”), we issued an aggregate of 11,256,369 shares of our common stock to the former members of SafeStitch LLC in exchange for all of their membership interests in SafeStitch LLC. We also granted warrants to purchase a total of 805,521 shares of our common stock to The Frost Group, LLC and Jeffrey G. Spragens in connection with a line of credit of up to $4 million that was provided to us simultaneously with the closing by The Frost Group, LLC and Jeffrey G. Spragens. The warrants have a ten year term and an assumed exercise price of $0.25 per share of common stock. Dr. Phillip Frost has a controlling interest in The Frost Group LLC and is the largest beneficial holder of our common stock. Dr. Jane Hsiao and Steven D. Rubin, two of our directors, are also members of The Frost Group, LLC. Jeffrey G. Spragens is our Chief Executive Officer and President and a director. Frost Gamma Investments Trust, Dr. Phillip Frost, Dr. Jane Hsiao, Steven D. Rubin and Jeffrey G. Spragens were also beneficial owners of membership interests in SafeStitch LLC. We incurred customary acquisition related costs in connection with the Share Exchange.

In January 2008, we changed our name from Cellular Technical Services Company, Inc. to SafeStitch Medical, Inc., and, on February 11, 2008, our trading symbol on the OTCBB changed from “CTSC” to “SFES”. We intend to apply for the listing of our common stock on the American Stock Exchange during our 2008 fiscal year.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations,” “Liquidity” and “Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, including the carrying value of our long term investments, property and equipment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Consolidated Financial Statements set forth in Item 7 of our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007. Actual results may differ from these estimates.

Accounting Treatment

Our acquisition of SafeStitch LLC in accordance with the Share Exchange Agreement has been accounted for as a recapitalization of SafeStitch LLC, and SafeStitch LLC is treated as the continuing reporting entity. The transaction is not accounted for as a business combination because we did not have an operating business. The transaction was instead accounted for as a recapitalization of SafeStitch and the issuance of stock by SafeStitch (represented by our outstanding shares of common stock) at the book values of our assets and liabilities, which approximates fair value with no goodwill or other intangibles recorded.

Treatment of Warrants and Options

SafeStitch LLC did not have any outstanding warrants or options and no warrants or options were assumed by Cellular as a result of the Share Exchange, except warrants issued in connection with the $4 million line of credit described above.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have determined that the adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2008, we elected not to use the fair value option allowed by SFAS 159. We have determined that the adoption of SFAS 159 did not have a material effect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of SFAS No. 160 on our financial statements.

In December 2007, the FASB issued SFAS No. 141 R “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R will be effective for our fiscal year beginning January 1, 2009. While we have not yet evaluated the impact, if any, that SFAS 141R will have on our financial statements, we will be required to expense costs related to any acquisitions consummated after December 31, 2008.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for our fiscal year beginning January 1, 2009.  We are currently evaluating the potential impact of this standard on our financial statements.

Results of Operations

At March 31, 2008, we had an accumulated deficit of $5.6 million. This deficit included losses of $1,444,000 and $400,000 for the three months ended March 31, 2008 and 2007, respectively. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the clinical development of our products and development activities relating to our technologies. These research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three Months ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Research and development expenses were $814,000 for the three months ended March 31, 2008, as compared to $366,000 for the first quarter of 2007. This $448,000 increase was primarily due to an increase in the amount of research being performed as we moved further into our research activities, the addition of research personnel and the establishment of our Miami prototype development facility. We expect research and development expenses to continue to increase as we enter into the more advanced stages of animal and human clinical trials for our product candidates.

General and administrative costs were $416,000 for three months ended March 31, 2008, as compared to $38,000 for the first quarter of 2007. This $378,000 increase was primarily related to the increase in administrative staffing and operating costs and approximately $139,000 in stock-based compensation. General and administrative expense consists primarily of salaries and other related costs for persons serving as our executive, finance, accounting and administration personnel. Other general and administrative expense includes all of our stock-based compensation expense, facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. We expect that our general and administrative expense will increase as we add additional personnel and continue to comply with the reporting and other obligations applicable to public companies.

Interest income increased from $4,000 in the first three months of 2007 to $5,000 in the first three months of 2008 due to an increase in our average cash balance as a result of advances under the $4 million credit facility with the Frost Group LLC and Jeffery Spragens (the “Credit Facility,” see Note 6 to the unaudited condensed consolidated financial statements). Interest expense also increased from $0 in the first quarter of 2007 to $6,000 in the first quarter of 2008 due to the accrual of interest on amounts outstanding under the Credit Facility.

Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since inception. Additionally, we may be called upon to contribute additional funds in connection with our involvement as a plaintiff in the TruePosition litigation for so long as we stay involved in the litigation. We do not expect to generate any revenues until at least the fourth quarter of 2008. Our ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations. We have funded our operations to date primarily with proceeds from the private placement of stock and credit facilities available to us, and our management believes that, absent any reductions of our discretionary expenditures, our cash balance as of March 31, 2008 of approximately $0.6 million, together with the $3.0 million remaining under our line of credit will be sufficient to fund our cash flow requirements only through the end of 2008. Our management has currently budgeted cash expenditures of approximately $3.6 million for the remainder of our 2008 fiscal year, which is expected to fund the final development of three of our product candidates, as well as continuing research and development on our gastroplasty (GERD and obesity) and Barrett’s devices. Even if we are able to bring certain products to market prior to the end of 2008, we plan to raise additional capital through the issuance of equity and/or debt. There can be no assurance that such additional external funding will be available on terms acceptable to us or at all.

Plan of Operations 2008

Through the end of our 2008 fiscal year, we plan the following, although there is no assurance all of it will be completed:

•	FDA Registration and initial marketing and commercialization of standard and airway bite blocks.

•	Continued product development of gastroplasty device for obesity and GERD procedures.

•	Manufacturing of gastroplasty devices for clinical trials and engineering (performance, validation) testing.

•	Feasibility trial of gastroplasty device and commencement of multicenter US and international trials.

•	Continued product development of Barrett’s Excision Device.

•	Final product development, FDA approval and initial marketing and commercialization of smart dilator.

•	Institutional Review Board (IRB) clinical evaluation trials for standard and airway bite blocks and smart dilator.

•	Early development efforts on hernia device and NOTES devices, for which we have existing intellectual property and licenses.

Capital Resources

We expect to incur losses from operations for the foreseeable future. We also expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure and incur additional costs related to being a public company, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. We believe that our existing cash and cash equivalents and the $3.0 million remaining under the credit facility available to us will be sufficient to enable us to fund our operating expenses and capital expenditure requirements only through the end of 2008. We have based this estimate on assumptions and the above-described Plan of Operations that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution. We expect to finance some of our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We currently do not have any binding commitments for such additional external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our stockholders. The incurrence of additional indebtedness would also likely result in increased fixed obligations and covenants that could restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

Item 4T. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is not operating effectively to ensure appropriate disclosure. This conclusion was based on the following:

Our Chief Executive Officer and Chief Financial Officer conducted evaluations of our systems of internal control over financial reporting and disclosure control for the year ended December 31, 2007 and concluded at that time that our system of internal controls was not operating effectively primarily because we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the U.S. (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. We did not maintain effective controls over the presentation of our consolidated financial statements and related disclosures in preparing our consolidated financial statements. There were no significant changes in our internal control over financial reporting between the aforementioned evaluation and the end of the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, in reviewing our 10-KSB after its filing, we determined that certain information required to be included in the Form 10-KSB was in error, including the calculation and presentation of basic and diluted earnings (loss) per common share, resulting in the filing of an amended annual report on Form 10-KSB/A on April 24, 2008. As of the date of this filing, we began implementing changes approved by the Audit Committee of the Board of Directors, including the hiring of a new Chief Financial Officer and the addition of other personnel with the appropriate knowledge of GAAP and the financial reporting requirements of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings since the filing of our annual report for the year ended December 31, 2007 on Form 10-KSB, as amended.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since the filing of our annual report for the year ended December 31, 2007 on Form 10-KSB, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: May 12, 2008	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Adam S. Jackson
Adam S. Jackson
Chief Financial Officer