Form 10-Q
period 2008-06-30
SafeStitch Medical, Inc.
filed 2008-08-08
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 0-19437

SAFESTITCH MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2962080

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 670, Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

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

Yes ☒  No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ྑ     Accelerated filer ྑ       Non-accelerated filer ྑ         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ྑ     No ☒

17,954,521 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of August 1, 2008.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2008 and 2007, and for the period from September 15, 2005 (inception) to June 30, 2008	4

	Condensed Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through June 30, 2008 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007, and for the period from September 15, 2005 (inception) to June 30, 2008	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4T.	CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A.	RISK FACTORS	21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

	SIGNATURES	22

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000s, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,401	$631
Accounts Receivable - related-party	43	-
Prepaid expenses	82	99
Total Current Assets	2,526	730
FIXED ASSETS
Property and equipment, net	196	196
OTHER ASSETS
Security deposits	57	56
Deferred financing costs, net	1,276	1,702
Total Other Assets	1,333	1,758
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754	-	-
TOTAL ASSETS (Note 6)	$4,055	$2,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$324	$253
Total Current Liabilities	324	253
Stockholder loans	10	10
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value per share, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common Stock, $.001 par value per share, 225,000,000 shares authorized,
17,954,521 and 16,093,016 shares issued and outstanding, respectively	18	16
Additional Paid-in Capital	10,741	6,582
Deficit accumulated during the development stage	(7,038)	(4,177)
Total Stockholders’ Equity	3,721	2,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,055	$2,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		September 15, 2005 (Inception) to June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Research and development	804	552	1,618	918	4,524

General and administrative	390	126	806	164	1,826

Total Costs and Expenses	1,194	678	2,424	1,082	6,350

LOSS FROM OPERATIONS	(1,194)	(678)	(2,424)	(1,082)	(6,350)

INTEREST INCOME	7	1	12	6	65

AMORTIZATION OF DEBT ISSUANCE EXPENSE	(212)	-	(425)	-	(708)

INTEREST EXPENSE	(18)	-	(24)	-	(45)

LOSS BEFORE INCOME TAX	(1,417)	(677)	(2,861)	(1,076)	(7,038)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(1,417)	$(677)	$(2,861)	$(1,076)	$(7,038)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,843,415	11,256,369	16,468,215	11,256,369

NET LOSS PER BASIC AND DILUTED SHARE	$(0.08)	$(0.06)	$(0.17)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH JUNE 30, 2008
(in 000s)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception - September 15, 2005	-	$-	-	$-	$-	$-	$-

Capital contributed	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	(76)	(76)
Balance at December 31, 2005	-	$-	-	$-	$1	$(76)	$(75)

Capital contributed	-	-	11,256	11	1,493	-	1,504
Net loss	-	-	-	-	-	(1,060)	(1,060)
Balance at December 31, 2006	-	$-	11,256	$11	$1,494	$(1,136)	$369

Exercise of options (CTS) - September 23, 2007 at $0.79 per share	-	-	42	-	35	-	35
Stock-based compensation-September 4, 2007	-	-	-	-	77	-	77
Issuance of shares in recapitalization - September 4, 2007 at $0.64 per share	-	-	4,795	5	3,078	-	3,083
SafeStitch expenses associated with recapitalization	-	-	-	-	(156)	-	(156)
Stock-based compensation	-	-	-	-	65	-	65
Warrants issued in connection with credit facility-September 4, 2007 at $2.46 per share	-	-	-	-	1,985	-	1,985
Rule 16 payment received	-	-	-	-	4	-	4
Net loss	-	-	-	-	-	(3,041)	(3,041)
Balance at December 31, 2007	-	$-	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of shares in private offering - May 2008 at $2.15 per share, net of offering costs	-	-	1,862	2	3,988	-	3,990
Stock-based compensation	-	-	-	-	171	-	171
Net loss	-	-	-	-	-	(2,861)	(2,861)
Balance at June 30, 2008 - Unaudited	-	$-	17,955	$18	$10,741	$(7,038)	$3,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in 000s)

	Six Months Ended June 30,		September 15, 2005 (Inception) to June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	(2,861)	(1,076)	(7,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	425	-	708
Stock-based compensation expense	171	-	314
Depreciation and amortization	25	-	29
(Increase) in receivables and other current assets	(26)	-	(105)
(Increase) in other assets	(1)	-	(58)
Increase in accounts payable and accrued liabilities	72	45	40
NET CASH USED IN OPERATING ACTIVITIES	(2,195)	(1,031)	(6,110)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(25)	-	(225)
Payment received under Rule 16b	-	-	4
NET CASH USED IN INVESTING ACTIVITIES	(25)	-	(221)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	-	-	3,192
Issuance of 1,861,505 shares of Common Stock, net of offering costs	3,990	-	3,990
Capital contributions	-	-	1,431
Proceeds from Stockholder loans	1,000	592	1,960
Repayment of Stockholder loans	(1,000)	-	(1,876)
Exercise of options	-	-	35
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,990	592	8,732
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,770	(439)	2,401
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	631	546	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,401	107	2,401

Supplemental disclosures:
Cash paid for interest	$24	$-	$45
Non cash activities:
Stockholder loans contributed to capital	$-	$-	$74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on Form 10-KSB, as amended, and the Company’s quarterly report on Form 10-Q for the interim period ended March 31, 2008. Certain reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

SafeStitch is a developmental stage medical device company focused on the development of medical devices that manipulate tissues for endoscopic and minimally invasive surgery for the treatment of obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding, hernia formation and other intraperitoneal abnormalities.

Cellular Technical Services Company, Inc. (“Cellular”), a non-operating public company, was incorporated in 1988 as NCS Ventures Corp. under the laws of the State of Delaware. On July 25, 2007 Cellular entered into a Share Transfer, Exchange and Contribution Agreement (the “Share Exchange”) with SafeStitch LLC, a Virginia limited liability company. On September 4, 2007, Cellular acquired all of the members’ equity of SafeStitch LLC in exchange for 11,256,369 shares of its common stock, which represented a majority of Cellular’s outstanding shares immediately following the Share Exchange. For accounting purposes, the acquisition has been treated as a recapitalization of SafeStitch LLC, with SafeStitch LLC as the acquirer (reverse acquisition). The historical financial statements prior to September 4, 2007 are those of SafeStitch LLC, which began operations on September 15, 2005. The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred on September 15, 2005 (inception). Effective January 8, 2008, Cellular changed its name to SafeStitch Medical, Inc. and increased the aggregate number of shares of capital stock that may be issued from 35,000,000 to 250,000,000, comprising 225,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and 25,000,000 shares of preferred stock, par value $0.01 per share. During the period beginning May 22, 2008 and ended May 28, 2008, the Company issued 1,861,505 shares of Common Stock in a private placement at a price of $2.15 per share. (See Note 7 - Capital Transactions.)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through June 30, 2008, the Company has accumulated a deficit of $7.0 million and has not generated revenue or positive cash flows from operations. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position, its $4.0 million line of credit from The Frost Group LLC (the “Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens, and by monitoring its discretionary expenditures, management believes that the Company will be able to fund operations without revenues or additional financing for at least the next twelve months. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Isis Tele-Communications, Inc., which has no current operations, and SafeStitch LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in a bank and other financial institutions. Balances in excess of FDIC limitations may not be insured.

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

Research and development. Research and development costs principally represent salaries of the Company’s medical and biomechanical engineering professionals, material and shop costs associated manufacturing product prototypes, and payments to third parties for clinical trials and additional product development and testing. All research and development costs are charged to expense as incurred.

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

Stock-based compensation. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Stock-based compensation is included in general and administrative expenses for all periods presented.

Fair value of financial instruments. The Company follows SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on their short-term maturity. Stockholder loans are carried at cost.

Long-lived assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets, including long-term investments, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	June 30, 2008	Estimated Useful lives
Machinery and equipment	$ 151,000	5 years
Furniture and fixtures	37,000	3-5 years
Software	37,000	3-5 years

Accumulated depreciation and amortization	(29,000)
Property and equipment, net	$ 196,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $12,000 and $25,000, respectively, for the three and six months ended June 30, 2008. There was no depreciation expense in the corresponding 2007 periods.

NOTE 4 - LONG-TERM INVESTMENT

In November 1999, Cellular invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. (“KSI”) and also received warrants to purchase KSI common stock. All of the outstanding stock of KSI was acquired in August 2000 by TruePosition, Inc. (“TruePosition”), a majority owned subsidiary of Liberty Media Corporation (“Liberty Media”). Prior to the acquisition, the convertible note was exchanged for KSI common stock. Cellular exercised the KSI warrants and purchased additional KSI common stock for approximately $754,000. Cellular’s investment in KSI common stock was exchanged for TruePosition common stock on the date of the acquisition. The Company currently holds 191,118 shares of TruePosition common stock and accounts for the investment in TruePosition using the cost method. In December 2002, Cellular received certain valuation information from TruePosition, indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, Cellular concluded there had been an other-than-temporary decline in the estimated fair value of its investment and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the then-current fair value of Cellular’s investment in the net equity of TruePosition. TruePosition’s operations have been funded by significant infusions of cash by Liberty Media to date, and the Company’s investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock in late 2002. In August 2007, the Company and Cellular were informed that Liberty TP Acquisition, Inc., which held an aggregate of no less than 90% of TruePosition’s outstanding capital stock, was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, were entitled to receive $3.5116 in cash in exchange for each share held. This merger is the subject of an appraisal action and securities litigation to which the Company is a party (see Note 9). It is possible that the Company may receive proceeds from the merger, the litigation or other disposition of this investment, but no such amount can be estimated at this time.

NOTE 5 - STOCK-BASED COMPENSATION

Cellular’s 1996 Stock Option Plan (the “1996 Plan”) authorized the grant of both incentive (“ISO”) and non-qualified stock options, up to a maximum of 335,000 shares of the Company’s Common Stock, to employees of and consultants to the Company. The exercise price, term and vesting provision of each option grant was fixed by the compensation committee of the Board of Directors (the “Compensation Committee”) with the provision that the exercise price of an ISO may not be less than the fair market value of the Company’s Common Stock on the date of grant, and the term of an ISO may not exceed ten years. The Company has not granted any options under the 1996 Plan since December 31, 2005. The 1996 Plan has expired and no new options may be granted under the 1996 Plan.

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

The Company granted 88,667 options outside of plans in September 2007, all of which had an exercise price of $2.60. The Company determined the estimated aggregate fair value of these options on the grant date to be $196,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years.

On November 13, 2007, the Board of Directors and a majority of the Company’s stockholders approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 2,000,000 shares of the Company’s Common Stock, which are fully reserved for future issuance. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of Company’s Common Stock at the date of grant and, within any 12 month period, no person can receive stock options or stock appreciation rights for more than one million shares of Common Stock. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

The Company granted zero and 148,500 options, respectively, under the 2007 Plan during the three and six months ended June 30, 2008. The exercise prices of the options granted ranged from $3.00 to $3.10 per share. The Company determined the estimated aggregate fair value of these options on the grant dates to be $300,000, and stock option compensation expense related to these grants was $21,000 and $146,000, respectively, for the three and six months ended June 30, 2008. Total stock-based compensation recorded for the three and six months ended June 30, 2008 was $32,000 and $171,000, respectively, and is included in general and administrative expense. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time that the Company has been publicly traded since the Share Exchange, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. During the three and six months ended June 30, 2007, the Company granted no stock option awards. The fair value of each option granted during the six months ended June 30, 2008 was estimated using the following assumptions.

Expected volatility	88.31% - 94.46%
Expected dividend yield	0.00%
Risk-free interest rate	1.96% - 2.61%
Expected life	3.5 - 5.5 years
Forfeiture rate	2.50%

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	88,667	$2.60	9.20
Granted	148,500	$3.06	6.72
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at June 30, 2008	237,167	$2.89	7.65	$-
Exercisable at June 30, 2008	87,667	$2.97	7.34	$-
Vested and expected to vest at June 30, 2008	232,107	$2.89	7.67	$-

Of the 148,500 options granted during the three and six months ended June 30, 2008, 44% of such options were vested as of June 30, 2008. A summary of the status of the Company’s non-vested options and changes during the six months ended June 30, 2008 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2007	66,500	$2.21
Options Granted	148,500	2.02
Options Vested	(65,500)	1.88
Non-Vested at June 30, 2008	149,500	$2.16

At June 30, 2008, there was $250,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.28 years.

No options were exercised during the three and six months ended June 30, 2008. The Company granted 6,000 options under the 2007 Plan in July 2008 at an exercise price of $2.80.

NOTE 6 - CREDIT FACILITY

In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both the Frost Group, LLC and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of the Company’s Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board and Steven D. Rubin, a director. The Credit Facility provides for $4.0 million in total available borrowings, consisting of $3.9 million from the Frost Group and $100,000 from Mr. Spragens. The Credit Facility has a term of 28 months, which expires in December 2009. Outstanding borrowings under the Credit Facility bear interest at a 10% annual rate.

The Company granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts due under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.).

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its Common Stock to the Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and will be amortized over the life of the Credit Facility. The Company recorded amortization expense of $212,000 and $425,000 related to these deferred financing costs during the three and six months ended June 30, 2008, respectively.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company borrowed $1.0 million under the Credit Facility in the three months ended March 31, 2008 and repaid the entire outstanding balance during the three months ended June 30, 2008 with the proceeds of the private placement described in Note 7. The Company recognized interest expense related to the outstanding borrowings under the Credit Facility during the three and six months ended June 30, 2008 of $18,000 and $24,000, respectively. As of June 30, 2008, there was no balance outstanding under the Credit Facility.

NOTE 7 - CAPITAL TRANSACTIONS

Share Exchange. As described in Note 1, on September 4, 2007, the Company acquired all of the members’ equity of SafeStitch LLC in exchange for the issuance of 11,256,369 shares of Cellular’s common stock. For accounting purposes the transaction has been treated as a recapitalization of SafeStitch LLC whereby all membership interests of SafeStitch LLC were eliminated, the ordinary shares received in exchange for those interests were recorded at par value and the difference between value of the membership interests and the value of the ordinary shares received was recorded as additional paid-in capital to give effect to the transaction as of the beginning of the year. Additionally, as of the date of the transaction, net assets of Cellular, its ordinary shares and additional paid-in capital were recorded to reflect the transaction. SafeStitch LLC incurred $156,000 of transaction costs, which were recorded as a reduction of additional paid-in capital.

Private Placement. During the period beginning May 22, 2008 and ended May 28, 2008, the Company entered into stock purchase subscription agreements (the “Subscription Agreements”) with certain private investors (the “Investors”), pursuant to which the Company agreed to issue an aggregate of 1,861,505 shares (the “Shares”) of its Common Stock at a purchase price of $2.15 per share. The Company’s Board of Directors established the $2.15 purchase price based on an approximately 10% discount to the average closing price of the Common Stock on the over-the-counter bulletin board during the five trading days beginning April 23, 2008 and ended April 29, 2008. The Company closed on the issuance of the Shares during the period beginning May 22, 2008 and ended May 28, 2008. The Company received aggregate consideration for the Shares of $4,002,000, and has incurred $12,000 of costs related to the offering, which were recorded as a reduction of paid-in-capital. Among the Investors acquiring a portion of the Shares were Dr. Hsiao, Jeffrey G. Spragens and some of his relatives, Dr. Kenneth Heithoff, a director, Kevin Wayne, a director, and Frost Gamma Investments Trust. The Company issued the Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) of the Act and that the Shares were being acquired for investment purposes. The Shares have not been registered under the Act and are “restricted securities” as that term is defined by Rule 144 under the Act. The Company has not undertaken to register the Shares and no registration rights have been granted to the Investors in respect of the Shares.

NOTE 8 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three and six months ended June 30, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30, 2008	June 30, 2007
Stock options	237,167	171,400
Stock warrants	805,521	–
Total	1,042,688	171,400

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $30,000 and $78,000 for the three and six months ended June 30, 2008, respectively, and $2,000 and $5,000 for the three and six months ended June 30, 2007, respectively.

The Company is presently a plaintiff in a securities fraud and appraisal action in respect of its ownership of 191,118 shares of common stock of TruePosition, which was filed November 13, 2007 in the United States District Court for the District of Connecticut. SafeStitch and other plaintiffs seek damages and other relief totaling $80 million. In August 2007, the Company was informed that Liberty TP Acquisition, Inc., which held an aggregate of no less than 90% of TruePosition’s outstanding capital stock, was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, became entitled to receive $3.5116 in cash in exchange for each share held, which the Company and certain other minority stockholders considered insufficient compensation. The Company and other minority stockholders brought forth the aforementioned securities fraud and appraisal action, and on August 10, 2007, the Company entered into a joint shareholder litigation governance and funding agreement (the “Funding Agreement”) with such other stockholders. Under the Funding Agreement, the Company agrees to fund a portion of the litigation expenses in connection with the appraisal and securities fraud action. The Company has contributed approximately $45,000 to date, and management anticipates that the Company will be called upon to fund additional amounts during the 2008 fiscal year. The Company may elect to terminate its participation in the Funding Agreement, whereby the Company would no longer be required to contribute funds; however, the Company would lose all rights under the Funding Agreement, including access to any additional work-product created after the date of termination. Additionally, the Company’s portion of any proceeds from a favorable disposition of the litigation may be reduced if the Company terminates its participation. The outcome of this litigation is not now known, nor can it be reasonably predicted at this time.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for the Company in its fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R will be effective for the Company in its fiscal year beginning January 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions consummated after December 31, 2008.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for the Company’s fiscal year beginning January 1, 2009.  The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

NOTE 11 - AGREEMENT WITH CREIGHTON UNIVERSITY

On May 26, 2006, SafeStitch entered into an exclusive license and development agreement (the “License Agreement”) with Creighton University, granting the Company a worldwide exclusive (even as to the university) license, with rights to sublicense, to all the Company’s product candidates and associated know-how, including the exclusive right to manufacture, use and sell the product candidates.

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

NOTE 12 - INCOME TAXES

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

The Company has adopted the provisions of FASB interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in general and administrative expense, however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2008.

The tax years 2003 through 2007 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by one of the Company’s major shareholders. The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $8,000 per month for the first year and escalate 4.5% annually over the life of the lease. The Company recorded $24,000 and $61,000 of rent expense related to the Miami lease for the three and six months ended June 30, 2008.

Dr. Jane Hsiao, the Company’s Chairman of the Board, is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of June 30, 2008, the Company had $1.0 million on deposit with Great Eastern Bank of Florida.

Dr. Hsiao and Dr. Phillip Frost, the Company’s largest beneficial shareholder, are each significant shareholders of Non-invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded company which leases office space in the same building as the Company’s Miami headquarters. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staff of NIMS under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the two companies are shared equally. The Company has recorded reductions to General and Administrative expense for the three and six months ended June 30, 2008 of $15,000, to account for the equalization of costs under this arrangement. Accounts receivable from NIMS were approximately $6,000 as of June 30, 2008.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Richard Pfenniger are each significant shareholders, officers and/or directors of OPKO Health, Inc. (“OPKO”), another publicly-traded company which leases office space in the same building as the Company’s Miami headquarters. Certain of the Company’s employees have from time to time provided consulting services to OPKO on a cost-plus basis. The Company has recorded reductions to General and Administrative expense for the three and six months ended June 30, 2008 of $37,000 to account for the provision of these services. The amounts charged may not be representative of those that would have been charged in an “arms-length” transaction. These transactions have been ratified by the Audit Committee of the Board of Directors. Accounts receivable from OPKO were approximately $37,000 as of June 30, 2008.

SAFESTITCH MEDICAL, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to: our ability to obtain additional funding to continue our operations; our ability to successfully develop, clinically test and commercialize our product candidates; the timing and outcome of the regulatory review process for our product candidates; changes in the regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management and scientific personnel; competition; our ability to successfully prepare file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern, and our ability to identify and pursue development of additional product candidates, as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-KSB, as amended. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are a developmental stage medical device company focused on the development of medical devices that manipulate tissues for endoscopic and minimally invasive surgery for the treatment of obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding, hernia formation and other intraperitoneal abnormalities.

On September 4, 2007, we completed the acquisition of SafeStitch LLC pursuant to a Share Transfer, Exchange and Contribution Agreement, dated as of July 25, 2007 (referred to as the “Share Exchange Agreement”), by and among us, SafeStitch LLC and the members of SafeStitch LLC. At the closing of the transaction contemplated by the Share Exchange Agreement (the “Share Exchange”), we issued an aggregate of 11,256,369 shares of our Common Stock to the former members of SafeStitch LLC in exchange for all of their membership interests in SafeStitch LLC. We also granted warrants to purchase a total of 805,521 shares of our Common Stock to the Frost Group and Jeffrey G. Spragens in connection with a line of credit of up to $4 million that was provided to us simultaneously with the closing by the Frost Group and Mr. Spragens. The warrants have a ten year term and an assumed exercise price of $0.25 per share of Common Stock. Dr. Phillip Frost has a controlling interest in the Frost Group and is the largest beneficial holder of our Common Stock. Dr. Jane Hsiao and Steven D. Rubin, two of our directors, are also members of the Frost Group. Jeffrey G. Spragens is our Chief Executive Officer and President and a director. Frost Gamma Investments Trust, Dr. Phillip Frost, Dr. Jane Hsiao, Steven D. Rubin and Jeffrey G. Spragens were also beneficial owners of membership interests in SafeStitch LLC. We incurred customary acquisition related costs in connection with the Share Exchange.

In January 2008, we changed our name from Cellular Technical Services Company, Inc. to SafeStitch Medical, Inc., and, on February 11, 2008, our trading symbol on the OTCBB changed from “CTSC” to “SFES”. In May 2008, we issued an aggregate of 1,861,505 shares of our Common Stock in a private placement for net proceeds of approximately $4.0 million. We intend to apply for the listing of our Common Stock on the American Stock Exchange at such time as we meet the initial listing requirements set by the exchange.

Product Development

We are developing a portfolio of endoscopic and minimally invasive surgical devices and related accessories.  Our product portfolio includes a gastroplasty device for endoscopic bariatric surgery (obesity surgery) and endoscopic repair of gastroesophageal reflux disorder (GERD), an endoscopic device for excision and diagnosis of Barrett's esophagus, a Smart Dilator for esophageal strictures, a hernia repair device, standard and airway bite blocks to be used during endoscopy and devices for natural orifice transluminal endoscopic surgery (NOTES).  We have utilized our expertise in intraperitoneal surgery to test certain of our devices in ex vivo and in vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials, and we intend to rapidly, efficiently and safely move into clinical trials and commercial development for all products .  Clinical trials have begun for our bite block candidates and are anticipated to begin in 2008 for the Smart Dilator, and in 2009 for the gastroplasty (obesity/GERD) device.  Development of the Barrett’s Esophagus, hernia and NOTES devices are progressing over a longer timeframe as we focus our efforts on the products that are entering the clinical trial phase. Commercial development of our products is subject to approval from the U.S. Food and Drug Administration and other U.S. and foreign regulatory agencies.

SAFESTITCH MEDICAL, INC.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, including the carrying value of our long term investments, property and equipment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Consolidated Financial Statements set forth in Item 7 of our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007. Actual results may differ from these estimates.

Accounting Treatment

Our acquisition of SafeStitch LLC in accordance with the Share Exchange Agreement has been accounted for as a recapitalization of SafeStitch LLC, and SafeStitch LLC is treated as the continuing reporting entity. The transaction is not accounted for as a business combination because we did not have an operating business prior to the consummation of the Share Exchange. The transaction was instead accounted for as a recapitalization of SafeStitch and the issuance of stock by SafeStitch (represented by our outstanding shares of Common Stock) at the book values of our assets and liabilities, which approximates fair value with no goodwill or other intangibles recorded.

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, we elected not to use the fair value option allowed by SFAS 159. We have determined that the adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

SAFESTITCH MEDICAL, INC.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 R “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R will be effective for our fiscal year beginning January 1, 2009. While we have not yet evaluated the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions consummated after December 31, 2008.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for our fiscal year beginning January 1, 2009.  We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

Results of Operations

At June 30, 2008, we had an accumulated deficit of $7.0 million. This deficit included losses of $2.9 million for the six months ended June 30, 2008. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the clinical development of our products and development activities relating to our technologies. These research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three and Six Months ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Research and development expenses were $804,000 and $1,618,000 for the three and six months ended June 30, 2008, respectively, as compared to $552,000 and $918,000 for the three and six months ended June 30, 2007. These $252,000 and $700,000 respective increases were primarily due to an increase in the amount of research being performed as we moved further into our research activities, the addition of research personnel and the establishment of our Miami prototype development facility in the fourth quarter of 2007. We expect research and development expenses to continue to increase as we enter into the more advanced stages of animal and human clinical trials for our product candidates.

General and administrative costs were $390,000 and $806,000 for the three and six months ended June 30, 2008, respectively, as compared to $126,000 and $164,000 for the three and six months ended June 30, 2007. These $264,000 and $642,000 respective increases were primarily related to increases in administrative staffing and related operating costs, increased legal, accounting and other costs associated with being a public company and stock-based compensation charges, which represented $32,000 and $171,000 for the three and six months ended June 30, 2008, respectively. General and administrative expense consists primarily of salaries and other related costs for persons serving as our executive, finance, accounting and administration personnel. Other general and administrative expense includes our stock-based compensation expense, facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expense will increase as we add additional personnel and continue to comply with the reporting and other obligations applicable to public companies.

SAFESTITCH MEDICAL, INC.

The increase in interest income from $1,000 and $6,000 for the three and six months ended June 30, 2007, respectively, to $7,000 and $12,000 for the three and six months ended June 30, 2008, respectively, was due to higher average cash balances as a result of advances under the $4 million credit facility with the Frost Group and Jeffery Spragens (the “Credit Facility,” see Note 6 to the unaudited condensed consolidated financial statements) and the proceeds of the private placement. Interest expense also increased from $0 for the three and six months ended June 30, 2007 to $18,000 and $24,000 for the three and six months ended June 30, 2008, respectively, due to the accrual of interest on amounts outstanding under the Credit Facility during those periods.

Liquidity and Capital Resources

We have funded our operations to date primarily with proceeds from the private placement of stock and credit facilities available to us, and our management believes that, absent any reductions of our discretionary expenditures, our cash balance as of June 30, 2008 of approximately $2.4 million, together with the $4.0 million available under our line of credit will be sufficient to fund our short-term cash flow requirements for the next twelve months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our operations over the next twelve months will be focused on the continuing research and development of our products, including our gastroplasty, hernia and Barrett’s devices. Even if we are able to bring certain of our other products to market prior to the end of 2008, we will likely need to raise additional capital through the issuance of equity and/or debt to continue operations beyond the next twelve months. There can be no assurance that such additional funding will be available on terms acceptable to us or at all.

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since inception. We expect to incur losses from operations for the foreseeable future. We do not expect to generate any revenues until at least the fourth quarter of 2008, and we expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure and incur additional costs related to being a public company, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. Additionally, we expect to be called upon to contribute additional funds in connection with our involvement as a plaintiff in the TruePosition litigation for so long as we stay involved in the litigation. Our ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution. We expect to finance some of our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We currently do not have any binding commitments for such additional funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our stockholders. The incurrence of additional indebtedness would also likely result in increased fixed obligations and covenants that could restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

SAFESTITCH MEDICAL, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

Item 4T. Controls and Procedures.

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. This conclusion was based on the following:

Our Chief Executive Officer and Chief Financial Officer conducted evaluations of our systems of internal control over financial reporting and disclosure control (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the year ended December 31, 2007 and concluded at that time that our system of internal controls was not operating effectively, primarily because we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the U.S. (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. We did not maintain effective controls over the presentation of our consolidated financial statements and related disclosures in preparing our consolidated financial statements. Furthermore, in reviewing our 10-KSB after its filing, we determined that certain information required to be included in the Form 10-KSB was in error, including the calculation and presentation of basic and diluted earnings (loss) per common share, resulting in the filing of an amended annual report on Form 10-KSB/A on April 24, 2008. However, beginning during the first quarter of 2008 and continuing through the date of this filing, we have been implementing changes approved by the Audit Committee of our Board of Directors, including hiring a new Chief Financial Officer and other personnel with appropriate knowledge of GAAP and the financial reporting requirements of the Exchange Act and the ability to institute appropriate accounting and financial statement review procedures. Except as set forth above, there were no significant changes in our internal control over financial reporting between the aforementioned evaluation and the end of the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although no system of controls can provide absolute assurance that all control issues, if any, have been detected, as a result of the changes set forth above, we now believe that our system of disclosure controls is operating effectively.

SAFESTITCH MEDICAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings since the filing of our annual report on Form 10-KSB, as amended, for the year ended December 31, 2007.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since the filing of our annual report on Form 10-KSB, as amended, for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this Item 2 has been previously reported on our Current Report on Form 8-K, filed with the SEC on May 29, 2008.

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

SAFESTITCH MEDICAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: August 8, 2008	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Adam S. Jackson
Adam S. Jackson
Chief Financial Officer