Form 10-Q
period 2008-09-30
SafeStitch Medical, Inc.
filed 2008-11-13
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 0-19437

SAFESTITCH MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2962080
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 670, Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

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

17,954,521 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 7, 2008.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2008 and 2007, and for the period from September 15, 2005 (inception) to September 30, 2008	4

	Condensed Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through September 30, 2008 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007, and for the period from September 15, 2005 (inception) to September 30, 2008	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4T.	CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A.	RISK FACTORS	21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

	SIGNATURES	22

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000s, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,467	$631
Accounts receivable - related-party	20	-
Prepaid expenses	46	99
Total Current Assets	1,533	730
FIXED ASSETS
Property and equipment, net	179	196
OTHER ASSETS
Security deposits	36	56
Deferred financing costs, net	1,064	1,702
Total Other Assets	1,100	1,758
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754	-	-
TOTAL ASSETS (Note 6)	$2,812	$2,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$154	$253
Total Current Liabilities	154	253
Stockholder loans	10	10
Commitments and contingencies (Note 9)	-	-
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value per share, 225,000,000 shares authorized,
17,954,521 and 16,093,016 shares issued and outstanding, respectively	18	16
Additional paid-in capital	10,772	6,582
Deficit accumulated during the development stage	(8,142)	(4,177)
Total Stockholders’ Equity	2,648	2,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,812	$2,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 15, 2005 (Inception) to September 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Research and development	494	382	2,111	1,299	5,017

General and administrative	405	305	1,211	468	2,231

Total Costs and Expenses	899	687	3,322	1,767	7,248

LOSS FROM OPERATIONS	(899)	(687)	(3,322)	(1,767)	(7,248)

INTEREST INCOME	7	7	19	13	72

AMORTIZATION OF DEBT ISSUANCE EXPENSE	(213)	(71)	(638)	(71)	(921)

INTEREST EXPENSE	-	(21)	(24)	(21)	(45)

LOSS BEFORE INCOME TAX	(1,105)	(772)	(3,965)	(1,846)	(8,142)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(1,105)	$(772)	$(3,965)	$(1,846)	$(8,142)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,955	12,466	16,967	11,646

NET LOSS PER BASIC AND DILUTED SHARE	$(0.06)	$(0.06)	$(0.23)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(in 000s)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception - September 15, 2005	-	$-	-	$-	$-	$-	$-

Capital contributed	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	(76)	(76)
Balance at December 31, 2005	-	$-	-	$-	$1	$(76)	$(75)

Capital contributed	-	-	11,256	11	1,493	-	1,504
Net loss	-	-	-	-	-	(1,060)	(1,060)
Balance at December 31, 2006	-	$-	11,256	$11	$1,494	$(1,136)	$369

Exercise of options (CTS) - September 23, 2007 at $0.79 per share	-	-	42	-	35	-	35
Stock-based compensation-September 4, 2007	-	-	-	-	77	-	77
Issuance of common shares in recapitalization - September 4, 2007 at $0.64 per share	-	-	4,795	5	3,078	-	3,083
SafeStitch expenses associated with recapitalization	-	-	-	-	(156)	-	(156)
Stock-based compensation	-	-	-	-	65	-	65
Warrants issued in connection with credit facility-September 4, 2007 at $2.46 per share	-	-	-	-	1,985	-	1,985
Rule 16 payment received	-	-	-	-	4	-	4
Net loss	-	-	-	-	-	(3,041)	(3,041)
Balance at December 31, 2007	-	$-	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering - May 2008 at $2.15 per share, net of offering costs	-	-	1,862	2	3,986	-	3,988
Stock-based compensation	-	-	-	-	204	-	204
Net loss	-	-	-	-	-	(3,965)	(3,965)
Balance at September 30, 2008 - Unaudited	-	$-	17,955	$18	$10,772	$(8,142)	$2,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in 000s)

	Nine Months Ended September 30,		September 15, 2005 (Inception)
	2008	2007	to September 30, 2008
OPERATING ACTIVITIES
Net loss	$(3,965)	$(1,846)	$(8,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	638	71	921
Stock-based compensation expense	204	53	270
Intrinsic value of exercised options	-	77	77
Depreciation and amortization	42	-	46
Changes in operating assets and liabilities:
Decrease (Increase) in receivables and other current assets	33	10	(46)
Decrease (Increase) in other assets	20	-	(37)
Decrease in accounts payable and accrued liabilities	(99)	(47)	(131)

NET CASH USED IN OPERATING ACTIVITIES	(3,127)	(1,682)	(7,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(25)	-	(225)
Payment received under Exchange Act Rule 16b	-	-	4

NET CASH USED IN INVESTING ACTIVITIES	(25)	-	(221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	-	3,192	3,192
Issuance of 1,861,505 shares of common stock, net of offering costs	3,988	-	3,988
Capital contributions	-	-	1,431
Proceeds from stockholder loans	1,000	592	1,960
Repayment of stockholder loans	(1,000)	(592)	(1,876)
Exercise of options	-	35	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,988	3,227	8,730

NET INCREASE IN CASH AND CASH EQUIVALENTS	836	1,545	1,467

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	631	546	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,467	$2,091	$1,467

Supplemental disclosures:
Cash paid for interest	$24	$-	$45
Non cash activities:
Stockholder loans contributed to capital	$-	$-	$74
Warrants issued in connection with credit facility	$-	$1,985	$1,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (together with its consolidated subsidiaries, “SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on Form 10-KSB, as amended. Certain reclassifications have been made to prior periods’ consolidated financial statements to be consistent with the current period’s presentation.

SafeStitch is a developmental stage medical device company focused on the development of medical devices that manipulate tissues for endoscopic and minimally invasive surgery for the treatment of obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding, hernia formation and other intraperitoneal abnormalities.

Cellular Technical Services Company, Inc. (“Cellular”), a non-operating public company, was incorporated in 1988 as NCS Ventures Corp. under the laws of the State of Delaware. On July 25, 2007 Cellular entered into a Share Transfer, Exchange and Contribution Agreement (the “Share Exchange”) with SafeStitch LLC, a Virginia limited liability company. On September 4, 2007, Cellular acquired all of the members’ equity interests in SafeStitch LLC in exchange for 11,256,369 shares of Cellular’s common stock, which represented a majority of Cellular’s outstanding shares immediately following the Share Exchange. For accounting purposes, the acquisition has been treated as a recapitalization of SafeStitch LLC, with SafeStitch LLC as the acquirer (reverse acquisition). The historical financial statements prior to September 4, 2007 are those of SafeStitch LLC, which began operations on September 15, 2005. The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred on September 15, 2005 (inception). Effective January 8, 2008, Cellular changed its name to SafeStitch Medical, Inc. and increased the aggregate number of shares of capital stock that may be issued from 35,000,000 to 250,000,000, comprising 225,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and 25,000,000 shares of preferred stock, par value $0.01 per share. During May 2008, the Company issued 1,861,505 shares of Common Stock in a private placement at a price of $2.15 per share (see Note 7 - Capital Transactions).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through September 30, 2008, the Company has accumulated a deficit of $8.1 million, including a net loss of $4.0 million for the nine months ended September 30, 2008, and has not generated revenue or positive cash flows from operations. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position, availability under its $4.0 million line of credit from The Frost Group LLC (the “Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens and by monitoring its discretionary expenditures, management believes that the Company will be able to fund operations without revenues or additional financing through September 2009. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon obtaining U.S. Food and Drug Administration approval to market its product candidates, generating revenues from those products and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

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

Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in banks and other financial institutions. Balances in excess of FDIC limitations may not be insured.

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

Research and development. Research and development costs principally represent salaries of the Company’s medical and biomechanical engineering professionals, material and shop costs associated with manufacturing product prototypes and payments to third parties for clinical trials and additional product development and testing. All research and development costs are charged to expense as incurred.

Patent costs. Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as useful lives of property and equipment, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values on the date of grant. Stock-based compensation is included in general and administrative expenses for all periods presented.

Fair value of financial instruments. The Company follows SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on their short-term maturity. Stockholder loans are carried at cost.

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

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	September 30, 2008	Estimated Useful lives
Machinery and equipment	$153,000	5 years
Furniture and fixtures	35,000	3-5 years
Software	37,000	3-5 years
	225,000
Accumulated depreciation and amortization	(46,000)
Property and equipment, net	$179,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $17,000 and $42,000, respectively, for the three and nine months ended September 30, 2008. There was no depreciation expense in the corresponding 2007 periods.

NOTE 4 - LONG-TERM INVESTMENT

In November 1999, Cellular invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. (“KSI”) and also received warrants to purchase KSI common stock. All of the outstanding stock of KSI was acquired in August 2000 by TruePosition, Inc. (“TruePosition”), a majority owned subsidiary of Liberty Media Corporation (“Liberty Media”). Prior to the acquisition, the convertible note was exchanged for KSI common stock. Cellular exercised the KSI warrants and purchased additional KSI common stock for approximately $754,000. Cellular’s investment in KSI common stock was exchanged for TruePosition common stock on the date of the acquisition. The Company currently holds 191,118 shares of TruePosition common stock and accounts for the investment in TruePosition using the cost method. In December 2002, Cellular received certain valuation information from TruePosition, indicating a range of values for TruePosition. Based upon its review of available information and communications with Liberty Media, Cellular concluded there had been an other-than-temporary decline in the estimated fair value of its investment and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the then-current fair value of Cellular’s investment in the net equity of TruePosition. TruePosition’s operations have been funded by significant infusions of cash by Liberty Media, and the Company’s investment in TruePosition common stock has been diluted by these advances, which were converted to preferred stock in late 2002. In August 2007, the Company was informed that Liberty TP Acquisition, Inc., which held an aggregate of no less than 90% of TruePosition’s outstanding capital stock, was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, were entitled to receive $3.5116 in cash in exchange for each share held. The Company has exercised its statutory appraisal rights in respect of this merger, and is now a party to an appraisal action and securities litigation (see Note 9). The Company may possibly receive proceeds from the merger, the litigation or other disposition of this investment, but no such amount can be estimated at this time.

NOTE 5 - STOCK-BASED COMPENSATION

Cellular’s 1996 Stock Option Plan (the “1996 Plan”) authorized the grant of both incentive (“ISO”) and non-qualified stock options, up to a maximum of 335,000 shares of Common Stock, to employees of and consultants to the Company. The exercise price, term and vesting provision of each option grant was fixed by the compensation committee of the Board of Directors (the “Compensation Committee”) with the provision that the exercise price of an ISO may not be less than the fair market value of the Common Stock on the date of grant, and the term of an ISO may not exceed ten years. The Company has not granted any options under the 1996 Plan since December 31, 2005. The 1996 Plan has been terminated and no new options may be granted under the 1996 Plan.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the date of the Share Exchange, all options issued to former officers and directors under the 1996 Plan with exercise prices in excess of the then-current share price of the Common Stock were cancelled in exchange for the issuance of 2,000 shares of Common Stock per person, for an aggregate issuance of 6,000 shares of Common Stock. The Company recognized compensation expense of $77,000 on the date of the Share Exchange relating to the intrinsic value of the options outstanding on that date.

The Company granted 88,667 options outside of plans in September 2007 at an exercise price of $2.60 per share. The Company determined the estimated aggregate fair value of these options on the grant date to be $196,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years.

On November 13, 2007, the Board of Directors and a majority of the Company’s stockholders approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 2,000,000 shares of Common Stock, which are fully reserved for future issuance. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Common Stock at the date of grant and, within any 12 month period, no person may receive stock options or stock appreciation rights for more than one million shares of Common Stock. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

The Company granted 6,000 and 154,500 options, respectively, under the 2007 Plan during the three and nine months ended September 30, 2008. The exercise prices of the options granted ranged from $2.80 to $3.10 per share. The Company determined the estimated aggregate fair value of these options on the grant dates to be $309,000, and stock option compensation expense related to these grants was $23,000 and $169,000, respectively, for the three and nine months ended September 30, 2008. Total stock-based compensation recorded for the three and nine months ended September 30, 2008 was $33,000 and $204,000, respectively, and is included in general and administrative expense. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time that the Company has been publicly traded since the Share Exchange, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards is based upon the “simplified” method for “plain vanilla” options described in the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. For the three and nine months ended September 30, 2007, the Company granted no stock option awards under the 2007 Plan. The fair value of each option granted during the three and nine months ended September 30, 2008 was estimated using the following assumptions.

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Expected volatility	63.05% - 68.95%	63.05% - 94.46%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.11% - 3.35%	1.96% - 3.35%
Expected life	4.0 - 5.5 years	3.5 - 5.5 years
Forfeiture rate	2.50%	2.50%

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	88,667	$2.60
Granted	154,500	$3.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2008	243,167	$2.89	7.38	$-
Exercisable at September 30, 2008	109,834	$2.90	7.47	$-
Vested and expected to vest at September 30, 2008	237,955	$2.89	7.40	$-

Of the 154,500 options granted during the nine months ended September 30, 2008, 42% of such options were vested as of September 30, 2008. A summary of the status of the Company’s non-vested options and changes during the nine months ended September 30, 2008 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2007	66,500	$2.21
Options Granted	154,500	2.00
Options Vested	(87,667)	1.96
Non-Vested at September 30, 2008	133,333	$2.13

At September 30, 2008, there was $224,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.10 years.

No options were exercised during the three and nine months ended September 30, 2008.

NOTE 6 - CREDIT FACILITY

In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both the Frost Group, LLC and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board and Steven D. Rubin, a director. The Credit Facility provides for $4.0 million in total available borrowings, consisting of $3.9 million from the Frost Group and $100,000 from Mr. Spragens. The Credit Facility has a term of 28 months, which expires in December 2009. Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate.

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

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its Common Stock to the Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and will be amortized over the life of the Credit Facility. The Company recorded amortization expense of $213,000 and $638,000 related to these deferred financing costs during the three and nine months ended September 30, 2008, respectively, and $71,000 during the nine months ended September 30, 2007, all of which was recorded in the three months then ended.

The Company borrowed $1.0 million under the Credit Facility in the three months ended March 31, 2008 and repaid the entire outstanding balance in June 2008 using the proceeds of the private placement described in Note 7. The Company recognized interest expense related to the outstanding borrowings under the Credit Facility for the three and nine months ended September 30, 2008 of $0 and $24,000, respectively. As of September 30, 2008, there was no balance outstanding under the Credit Facility.

NOTE 7 - CAPITAL TRANSACTIONS

Share Exchange. As described in Note 1, on September 4, 2007, the Company acquired all of the members’ equity interests in SafeStitch LLC in exchange for the issuance of 11,256,369 shares of Cellular’s common stock. For accounting purposes, the transaction has been treated as a recapitalization of SafeStitch LLC whereby all membership interests in SafeStitch LLC were eliminated, the ordinary shares received in exchange for those interests were recorded at par value and the difference between value of the membership interests and the value of the ordinary shares received was recorded as additional paid-in capital to give effect to the transaction as of the beginning of 2007. Additionally, as of the date of the transaction, the net assets of Cellular, its ordinary shares and additional paid-in capital were recorded to reflect the transaction. SafeStitch LLC incurred $156,000 of transaction costs, which were recorded as a reduction of additional paid-in capital.

Private Placement. During the period beginning May 22, 2008 and ended May 28, 2008, the Company entered into stock purchase subscription agreements (the “Subscription Agreements”) with certain private investors (the “Investors”), pursuant to which the Company agreed to issue an aggregate of 1,861,505 shares (the “Shares”) of its Common Stock at a purchase price of $2.15 per share. The Company’s Board of Directors established the $2.15 purchase price based on an approximately 10% discount to the average closing price of the Common Stock on the OTCBB during the five trading days beginning April 23, 2008 and ended April 29, 2008. The Company closed on the issuance of the Shares during the period beginning May 22, 2008 and ended May 28, 2008. The Company received aggregate consideration for the Shares of $4,002,000 and has incurred $14,000 of costs related to the offering, which were recorded as a reduction of paid-in-capital. Among the Investors acquiring a portion of the Shares were Dr. Hsiao, Jeffrey G. Spragens and some of his relatives, Dr. Kenneth Heithoff, a director, Kevin Wayne, a director, and Frost Gamma Investments Trust. The Company issued the Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) under the Act and that the Shares were being acquired for investment purposes. The Shares have not been registered under the Act and are “restricted securities” as that term is defined by Rule 144 under the Act. The Company has not undertaken to register the Shares and no registration rights have been granted to the Investors in respect of the Shares.

NOTE 8 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three and nine months ended September 30, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30, 2008	September 30, 2007
Stock options	243,167	88,667
Stock warrants	805,521	805,521
Total	1,048,688	894,188

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $32,000 and $110,000 for the three and nine months ended September 30, 2008, respectively, and $1,000 and $6,000 for the three and nine months ended September 30, 2007, respectively.

The Company is presently a plaintiff in a securities fraud and appraisal action in respect of its ownership of 191,118 shares of common stock of TruePosition, which was filed November 13, 2007 in the United States District Court for the District of Connecticut. SafeStitch and other plaintiffs seek damages and other relief totaling $80 million. In August 2007, the Company was informed that Liberty TP Acquisition, Inc., which held an aggregate of no less than 90% of TruePosition’s outstanding capital stock, was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, became entitled to receive $3.5116 in cash in exchange for each share held, which the Company and certain other minority stockholders considered insufficient compensation. The Company and other minority stockholders brought forth the aforementioned securities fraud and appraisal action and, on August 10, 2007, the Company entered into a joint stockholder litigation governance and funding agreement (the “Funding Agreement”) with such other stockholders. Under the Funding Agreement, the Company has agreed to fund a portion of the litigation expenses in connection with the appraisal and securities fraud action. The Company has contributed approximately $81,000 to date, and management anticipates that the Company will be called upon to fund additional amounts during the next twelve months. The Company may elect to terminate its participation in the Funding Agreement, whereby the Company would no longer be required to contribute funds; however, the Company would lose all rights under the Funding Agreement, including access to any additional work-product created after the date of termination. Additionally, the Company’s portion of any proceeds from a favorable disposition of the litigation may be reduced if the Company terminates its participation. The outcome of this litigation is not now known, nor can it be reasonably predicted at this time.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Management has determined that the adoption of SFAS 157 and the FSP did not have a material impact on the Company’s financial position and results of operations.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R will be effective for the Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions consummated after December 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

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

The Company has adopted the provisions of FASB interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in general and administrative expense; however, no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2008.

The tax years 2003 through 2007 remain open to examination by the tax jurisdictions in which the Company operates.

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company entered into a five year lease for office space in Miami, Florida with a company owned by one of the Company’s major stockholders. The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $8,000 per month for the first year and escalate 4.5% annually over the life of the lease. The Company recorded $24,000 and $85,000 of rent expense related to the Miami lease for the three and nine months ended September 30, 2008, respectively.

Dr. Jane Hsiao, the Company’s Chairman of the Board, is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of September 30, 2008, the Company had $807,000 on deposit with Great Eastern Bank of Florida.

Dr. Hsiao and Dr. Phillip Frost, the Company’s largest beneficial stockholder, are each significant shareholders of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staff of NIMS under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the two companies are shared equally. The Company has recorded reductions to General and Administrative expense for the three and nine months ended September 30, 2008 of $9,000 and $24,000, respectively, to account for the equalization of costs under this arrangement. Accounts receivable from NIMS were approximately $12,000 as of September 30, 2008.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Richard Pfenniger are each significant stockholders, officers and/or directors of OPKO Health, Inc. (“OPKO”), a publicly-traded specialty healthcare company. Certain of the Company’s employees have provided consulting services to OPKO on a cost-plus basis. The Company has recorded reductions to General and Administrative expense to account for the provision of these services totaling $8,000 and $45,000 for the three and nine months ended September 30, 2008, respectively. The amounts charged may not be representative of those that would have been charged in an “arms-length” transaction. These transactions have been ratified by the Audit Committee of the Board of Directors. Accounts receivable from OPKO were approximately $8,000 as of September 30, 2008.

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

On September 4, 2007, we completed the acquisition of SafeStitch LLC pursuant to a Share Transfer, Exchange and Contribution Agreement, dated as of July 25, 2007 (referred to as the “Share Exchange Agreement”), by and among us, SafeStitch LLC and the members of SafeStitch LLC. At the closing of the transaction contemplated by the Share Exchange Agreement (the “Share Exchange”), we issued an aggregate of 11,256,369 shares of our Common Stock to the former members of SafeStitch LLC in exchange for all of their membership interests in SafeStitch LLC. We also granted warrants to purchase a total of 805,521 shares of our Common Stock to the Frost Group and Jeffrey G. Spragens in connection with a line of credit of up to $4 million that was provided to us by the Frost Group and Mr. Spragens simultaneously with the closing of the Share Exchange. The warrants have a ten year term and an assumed exercise price of $0.25 per share of Common Stock. Dr. Phillip Frost has a controlling interest in the Frost Group and is the largest beneficial holder of our Common Stock. Dr. Jane Hsiao and Steven D. Rubin, two of our directors, are also members of the Frost Group. Jeffrey G. Spragens is our Chief Executive Officer and President and a director. Frost Gamma Investments Trust, Dr. Phillip Frost, Dr. Jane Hsiao, Steven D. Rubin and Jeffrey G. Spragens were also beneficial owners of membership interests in SafeStitch LLC. We incurred customary acquisition-related costs in connection with the Share Exchange.

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

Product Development

We are developing a portfolio of endoscopic and minimally invasive surgical devices and related accessories.  Our product portfolio includes a gastroplasty device for endoscopic bariatric surgery (obesity surgery) and endoscopic repair of GERD, an endoscopic device for excision and diagnosis of Barrett's Esophagus, a “smart” dilator for esophageal strictures, a hernia repair device, standard and airway bite blocks to be used during endoscopy and devices for natural orifice transluminal endoscopic surgery (NOTES).  We have utilized our expertise in intraperitoneal surgery to test certain of our devices in ex vivo and in vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials, and we intend to rapidly, efficiently and safely move into clinical trials and commercial development for all products.  As of the date of this report, clinical trials have been completed for our standard bite block and are underway for our airway bite block and dilator candidates. We expect all three of these products to be ready to market by the end of the year, however there can be no assurance that we will have received all regulatory approvals or that we will have commenced marketing activities. We anticipate commencement of clinical trials in 2009 for the gastroplasty (obesity/GERD) and hernia devices.  Development of the Barrett’s Esophagus and NOTES devices are progressing over a longer timeframe as we focus our efforts on the products that are entering the clinical trial phase. Commercial development of our products is subject to approval from the U.S. Food and Drug Administration ("FDA") and other U.S. and foreign regulatory agencies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the carrying value of our long term investments, property and equipment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Consolidated Financial Statements set forth in Item 7 of our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007. Actual results may differ materially from these estimates.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. We have determined that the adoption of SFAS 157 and the FSP did not have a material impact on our financial position and results of operations.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2008, we elected not to use the fair value option allowed by SFAS 159. We have determined that the adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

Results of Operations

At September 30, 2008, we had an accumulated deficit of $8.1 million. This deficit included a loss of $4.0 million for the nine months ended September 30, 2008. We are a development stage enterprise and do not currently generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the clinical development of our products and development activities relating to our technologies. These research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three and Nine Months ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Research and development expenses were $494,000 and $2,111,000 for the three and nine months ended September 30, 2008, respectively, as compared to $382,000 and $1,299,000 for the three and nine months ended September 30, 2007. These $112,000 and $812,000 respective increases were primarily due to an increase in the amount of research performed as we moved further into our research and product development and testing activities, the addition of research personnel and the operation of our Miami prototype development facility, which was established in the fourth quarter of 2007. We expect research and development expenses to continue to increase as we enter into the more advanced stages of animal and human clinical trials for our product candidates.

General and administrative expense was $405,000 and $1,211,000 for the three and nine months ended September 30, 2008, respectively, as compared to $305,000 and $468,000 for the three and nine months ended September 30, 2007. These $100,000 and $743,000 respective increases were primarily related to increases in administrative staffing and related operating costs, increased legal, accounting and other costs associated with being a public company and stock-based compensation charges, the latter of which represented $33,000 and $204,000 for the three and nine months ended September 30, 2008, respectively, as compared to $130,000 for the nine months ended September 30, 2007, all of which was incurred in the three months ended September 30, 2007. General and administrative expense consists primarily of salaries and other related costs for persons serving as our executive, finance, accounting and administration personnel. Other general and administrative expense includes our stock-based compensation expense, facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. We expect that our general and administrative expense will increase as we add additional personnel and continue to comply with the reporting and other obligations applicable to public companies.

The increase in interest income from $13,000 for the nine months ended September 30, 2007, to $19,000 for the nine months ended September 30, 2008, was due to higher average cash balances resulting from advances under the $4 million credit facility with the Frost Group and Jeffery Spragens (the “Credit Facility,” see Note 6 to the unaudited condensed consolidated financial statements) and the proceeds of the private placement. Interest income for the three months ended September 30, 2007 and 2008 was constant at $7,000. Amortization of debt issuance costs totaled $213,000 and $638,000, respectively, for the three and nine months ended September 30, 2008, as compared to $71,000 for the nine months ended September 30, 2007, all of which was recorded in the three months ended September 30, 2007. The increase in this amortization expense was the result of the debt issuance costs being amortized for only one month in the 2007 period, as compared to nine months in the 2008 period. Interest expense totaled $0 and $24,000, respectively, for the three and nine months ended September 30, 2008, as compared to $21,000 and $21,000, respectively, for the three and nine months ended September 30, 2007.

Liquidity and Capital Resources

We have funded our operations to date primarily with proceeds from our private placement of stock in May 2008 and credit facilities available to us, and our management believes that our cash balance as of September 30, 2008 of approximately $1.5 million, together with the $4.0 million available under our line of credit will be sufficient to fund our short-term cash flow requirements for the next twelve months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. We anticipate that our operations over the next twelve months will be focused on the continuing research and development of our products, including our gastroplasty, hernia and Barrett’s devices. Even if we are able to bring certain of our other products to market prior to the end of 2008, we will likely need to raise additional capital through the issuance of equity and/or debt to continue operations beyond the next twelve months. There can be no assurance that such additional external funding will be available to us on acceptable terms or at all.

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since inception. We expect to incur losses from operations for the foreseeable future. We do not expect to generate any revenues until at least the end of 2008 or beginning of 2009, and we expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure and incur additional costs related to being a public company, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. Additionally, we expect to be called upon to contribute additional funds in connection with our involvement as a plaintiff in the TruePosition litigation for so long as we stay involved in the litigation. Our ability to continue as a going concern is ultimately dependent upon obtaining FDA approval to market our product candidates, generating revenues from those products and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution. We expect to finance some of our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We do not currently have any binding commitments for such additional funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our stockholders. The incurrence of additional indebtedness would also likely result in increased fixed obligations and covenants that could restrict our operations. Our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities could be materially adversely affected by the recent economic turmoil in the World’s equity and credit markets. Current economic conditions have been, and continue to be, volatile and the volatility has reached unprecedented levels in recent months. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Our Chief Executive Officer and Chief Financial Officer conducted evaluations of our systems of internal control over financial reporting and disclosure control (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the year ended December 31, 2007 and concluded at that time that our system of internal controls was not operating effectively, primarily because we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. We did not maintain effective controls over the presentation of our consolidated financial statements and related disclosures in preparing our consolidated financial statements. Furthermore, in reviewing our 10-KSB after its filing, we determined that certain information required to be included in the Form 10-KSB was in error, including the calculation and presentation of basic and diluted earnings (loss) per common share, resulting in the filing of an amended annual report on Form 10-KSB/A on April 24, 2008. However, beginning during the first quarter of 2008 and continuing through the date of this filing, we have been implementing changes approved by the Audit Committee of our Board of Directors, including hiring a new Chief Financial Officer and other personnel with appropriate knowledge of GAAP and the financial reporting requirements of the Exchange Act and the ability to institute appropriate accounting and financial statement review procedures. Except as set forth above, there were no significant changes in our internal control over financial reporting between the aforementioned evaluation and the end of the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although no system of controls can provide absolute assurance that all control issues, if any, have been detected, as a result of the changes set forth above, we now believe that our system of disclosure controls is operating effectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings since the filing of our annual report on Form 10-KSB, as amended, for the year ended December 31, 2007.

Item 1A. Risk Factors.

The current recessionary economic environment and concurrent market instability may materially and adversely affect our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our ability to fund our operations.

We have funded our operations to date primarily through sales of our stock in private placements and through borrowing cash under credit facilities available to us from stockholders and other individuals, including our existing $4.0 million line of credit. Our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities could be materially adversely affected by the recent economic turmoil in the World’s equity and credit markets. There can therefore be no assurance that we will be able to raise such funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.

Additionally, the current economic turmoil could also reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our product candidates. Such delay could have a material adverse impact on our expected cash flows, results of operations and financial position.

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

SAFESTITCH MEDICAL, INC.

Date: November 12, 2008	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Adam S. Jackson
Adam S. Jackson
Chief Financial Officer