Form 10-Q
period 2009-09-30
SafeStitch Medical, Inc.
filed 2009-11-12
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended September 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
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
Registrant’s telephone number, including area code: (305) 575-4145
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
17,962,718 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of October 30, 2009.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2009 and 2008, and for the period from September 15, 2005 (inception) to September 30, 2009	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through September 30, 2009 (unaudited)	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008, and for the period from September 15, 2005 (inception) to September 30, 2009	6

Notes to unaudited condensed consolidated financial statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 1A. RISK FACTORS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23

SIGNATURES	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000s, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$579	$561
Other receivable — related-party	5	13
Prepaid expenses	51	151

Total Current Assets	635	725
FIXED ASSETS
Property and equipment, net	162	168
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	384	851

Total Other Assets	386	853
LONG-TERM INVESTMENT, net of valuation adjustment of $1,754	—	—

TOTAL ASSETS	$1,183	$1,746

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$200	$273
Stockholder loans	—	—

Total Current Liabilities	200	273
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value per share, 25,000,000 shares authorized, 2,000,000 and zero shares issued and outstanding	20	—
Common Stock, $.001 par value per share, 225,000,000 shares authorized, 17,962,718 shares issued and outstanding	18	18
Additional Paid-in Capital	12,921	10,817
Deficit accumulated during the development stage	(11,976)	(9,362)

Total Stockholders’ Equity	983	1,473

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,183	$1,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except per share amounts)

					September 15,
					2005
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

Costs and expenses
Research and development	258	494	1,056	2,111	6,643

General and administrative	324	405	1,072	1,211	3,745

Total costs and expenses	582	899	2,128	3,322	10,388

Loss from operations	(582)	(899)	(2,128)	(3,322)	(10,388)

Other income and expense
Interest income	—	7	—	19	77

Amortization of debt issuance expense	(127)	(213)	(467)	(638)	(1,601)

Interest expense	(6)	—	(19)	(24)	(64)

Total other income and expense	(133)	(206)	(486)	(643)	(1,588)

Loss before income tax	(715)	(1,105)	(2,614)	(3,965)	(11,976)

Provision for income tax	—	—	—	—	—

Net loss	$(715)	$(1,105)	$(2,614)	$(3,965)	$(11,976)

Loss attributable to common stockholders and loss per common share:

Deemed dividend — Series A Preferred Stock	(200)	—	(200)	—	(200)

Net loss attributable to common stockholders	(915)	(1,105)	(2,814)	(3,965)	$(12,176)

Weighted average shares outstanding, basic and diluted	17,963	17,955	17,963	16,967

Net loss per basic and diluted share	$(0.05)	$(0.06)	$(0.16)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(in 000s)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception — September 15, 2005	—	$—	—	$—	$—	$—	$—

Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)

Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369

Exercise of options (CTS)—September 23, 2007 at $0.79 per share	—	—	42	—	35	—	35
Stock-based compensation-September 4, 2007	—	—	—	—	77	—	77
Issuance of shares in recapitalization — September 4, 2007 at $0.64 per share	—	—	4,795	5	3,078	—	3,083
SafeStitch expenses associated with recapitalization	—	—	—	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	65	—	65
Warrants issued in connection with credit facility-September 4, 2007 at $2.46 per share	—	—	—	—	1,985	—	1,985
Rule 16 payment received	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering — May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	142	—	142
Net loss	—	—	—	—	—	(2,614)	(2,614)

Balance at September 30, 2009 (unaudited)	2,000	$20	17,963	$18	$12,921	$(11,976)	$983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

			September 15,
			2005
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(2,614)	$(3,965)	$(11,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	467	638	1,601
Stock-based compensation expense	142	204	446
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	42	42	101
Changes in operating assets and liabilities
Other current assets	108	33	(36)
Other assets	—	20	2
Accounts payable and accrued liabilities	(73)	(99)	(85)

NET CASH USED IN OPERATING ACTIVITIES	(1,928)	(3,127)	(9,874)

INVESTING ACTIVITIES
Purchase of equipment	(36)	(25)	(263)
Payment received under Rule 16b	—	—	4

NET CASH USED IN INVESTING ACTIVITIES	(36)	(25)	(259)

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	—	3,988	3,988
Issuance of Preferred Stock, net of offering costs	1,982	—	1,982
Capital Contributions	—	—	1,431
Proceeds from stockholder loans	900	1,000	2,860
Repayment of stockholder loans	(900)	(1,000)	(2,776)
Exercise of options	—	—	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,982	3,988	10,712

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	18	836	579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	561	631	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$579	$1,467	$579

Supplemental disclosures:
Cash paid for interest	$19	$24	$64
Non cash activities:
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND LIQUIDITY
The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s annual report on form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009.
SafeStitch is a developmental stage medical device company focused on the development of medical devices that manipulate tissues for obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding, hernia formation and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.
Cellular Technical Services Company, Inc. (“Cellular”), a non-operating public company, was incorporated in 1988 as NCS Ventures Corp. under the laws of the State of Delaware. On July 25, 2007 Cellular entered into a Share Transfer, Exchange and Contribution Agreement (the “Share Exchange”) with SafeStitch LLC, a limited liability company formed in Virginia on September 15, 2005. On September 4, 2007, Cellular acquired all of the members’ equity of SafeStitch LLC in exchange for 11,256,369 shares of Cellular’s common stock, which represented a majority of Cellular’s outstanding shares immediately following the Share Exchange. For accounting purposes, the acquisition has been treated as a recapitalization of SafeStitch LLC, with SafeStitch LLC as the acquirer (reverse acquisition). The historical financial statements prior to September 4, 2007 are those of SafeStitch LLC, which began operations on September 15, 2005. The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred on September 15, 2005 (inception). Effective January 8, 2008, Cellular changed its name to SafeStitch Medical, Inc. and increased the aggregate number of shares of capital stock that may be issued from 35,000,000 to 250,000,000, comprising 225,000,000 shares of common stock, par value $0.001 per share (the Company’s “Common Stock”), and 25,000,000 shares of preferred stock, par value $0.01 per share.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through September 30, 2009, the Company has accumulated a deficit of $12.0 million and has not generated positive cash flows from operations. At September 30, 2009, the Company had cash of $579,000 and working capital of $435,000. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain its operations, including the July 2009 Series A Preferred Stock transactions described in Note 7. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position; its budget for business operations; the commitment from private investors for an additional $2.0 million of Series A Preferred Stock (as hereinafter defined); availability under its $4.0 million credit facility with The Frost Group LLC and the Company’s President and CEO, Jeffrey G. Spragens, and by monitoring its discretionary expenditures, management believes that the Company will be able to fund operations through September 30, 2010. Management considered the June 30, 2010 expiration of the $4.0 million credit facility when it evaluated the Company’s ability to continue funding its operations. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Stock-based compensation. The Company accounts for all share-based payments, including grants of stock options, as an operating expense in the income statement, based on their grant date fair values. Stock-based compensation is included in general and administrative costs and expenses for all periods presented.
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
Income taxes. The Company follows the liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.
Comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented.
Subsequent events. The Company has evaluated subsequent events through November 10, 2009, which is the date the financial statements were issued.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2009	December 31, 2008
Machinery and equipment	5 years	$189,000	$153,000
Furniture and fixtures	3-5 years	37,000	37,000
Software	3-5 years	37,000	37,000

		263,000	227,000
Accumulated depreciation and amortization		(101,000)	(59,000)

Property and equipment, net		$162,000	$168,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative costs and expenses. Depreciation and amortization expense was $15,000 and $42,000, respectively, for the three and nine months ended September 30, 2009, and was $17,000 and $42,000, respectively, for the three and nine months ended September 30, 2008.
NOTE 4 — LONG-TERM INVESTMENT
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
NOTE 5 — STOCK-BASED COMPENSATION
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
Total stock-based compensation recorded for the three and nine months ended September 30, 2009 was $54,000 and $142,000, respectively, and is included in general and administrative costs and expenses. Total stock-based compensation recorded for the three and nine months ended September 30, 2008 was $33,000 and $204,000, respectively. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company granted zero and 358,500 options, respectively, under the 2007 Plan during the three and nine months ended September 30, 2009. The options granted during the nine months ended September 30, 2009 were issued at an exercise price of $.80 per share and had an estimated aggregate grant date fair value of $180,000. The Company granted 6,000 and 154,500 options, respectively, under the 2007 Plan during the three and nine months ended September 30, 2008. The options granted during the nine months ended September 30, 2008 were issued at exercise prices between $2.80 and $3.10 per share and had an estimated aggregate grant date fair value of $309,000. The fair value of options granted is estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. Expected volatility is based on the historical volatility of the Company’s stock. Due to the short period of time that the Company has been publicly traded since the Share Exchange, the historical volatilities of similar publicly traded entities are reviewed to validate the Company’s expected volatility assumption. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the nine months ended September 30, 2009 and 2008 was estimated using the following assumptions.

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Expected volatility	74.59% – 86.43%	63.05% – 94.46%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.39% – 1.79%	1.96% – 3.35%
Expected life	4.0 – 5.5 years	3.5 – 5.5 years
Forfeiture rate	2.50%	2.50%
The following summarizes the Company’s stock option activity for the Nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2008	256,667	$2.80	7.12
Granted	358,500	$0.80	6.10
Exercised	—	—	—
Canceled or expired	—	—	—

Outstanding at September 30, 2009	615,167	$1.63	6.23	$53,775

Exercisable at September 30, 2009	167,001	$2.89	5.94	$—

Vested and expected to vest at September 30, 2009	592,826	$1.65	6.23	$51,049

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
None of the 358,500 options granted during the first nine months of the Company’s 2009 fiscal year were vested as of September 30, 2009. A summary of the status of the Company’s non-vested options and changes during the nine months ended September 30, 2009 is presented below.

		Weighted Average Grant
	Stock Options	Date Fair Value
Non-Vested at December 31, 2008	146,833	$2.00
Options Granted	358,500	0.50
Options Vested	(57,167)	1.50

Non-Vested at September 30, 2009	448,166	$0.79

At September 30, 2009, there was $195,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.58 years.
No options were exercised during the nine months ended September 30, 2009 and 2008. The $142,000 of stock-based compensation recorded for the nine months ended September 30, 2009 is net of an approximately $15,000 credit related to the modification of stock option awards for certain former employees. On the modification date, the Company’s Compensation Committee accelerated and fully vested the former employees’ options, which were originally scheduled to vest on various dates through 2012. Additionally the Compensation Committee extended the term of these options to one year following the modification date.
NOTE 6 — CREDIT FACILITY
In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group, LLC (“The Frost Group”) and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of the Company’s Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provides for $4.0 million in total available borrowings, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens. The Company has granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts due under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility had an initial term of 28 months, expiring in December 2009, and was amended in March 2009 to extend its maturity date to June 2010.
In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and will be amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $127,000 and $467,000, respectively, for the three and nine months ended September 30, 2009 and $212,000 and $638,000, respectively, for the three and nine months ended September 30, 2008.
The Company borrowed $1.0 million under the Credit Facility during the nine months ended September 30, 2008 and repaid the entire outstanding balance in June 2008 using the proceeds of the 2008 Private Placement of Common Stock described in Note 7. The Company borrowed $900,000 under the Credit Facility during the nine months ended September 30, 2009, and repaid all outstanding amounts with the proceeds of the 2009 issuance of Series A Preferred Stock described in Note 7. The Company recognized interest expense related to the outstanding borrowings of $6,000 and $19,000, respectively, for the three and nine months ended September 30, 2009 and approximately $0 and $24,000, respectively, for the three and nine months ended September 30, 2008.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — CAPITAL TRANSACTIONS
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
Additionally, on July 21, 2009, the Company entered into a second securities purchase agreement (the “Future Purchase Agreement”) with certain other private investors (the “Future Investors”), pursuant to which the Future Investors agreed to purchase an aggregate of up to 2,000,000 shares of Series A Preferred Stock (the “Future Shares”) at a purchase price of $1.00 per share. The Company is not obligated to consummate the sale of the Future Shares under the Future Purchase Agreement, and the Company may elect, in its sole discretion, to consummate such sale on any date on or prior to June 30, 2010, subject to providing the Future Investors ten days written notice of such closing date. Among the Future Investors who have obligated themselves to potentially acquire a portion of the Future Shares are Hsu Gamma Investment, L.P., an entity of which Dr. Jane Hsiao, the Company’s Chairman of the Board, is general partner, Jeffrey G. Spragens, the Company’s Chief Executive Officer, President and a director, and Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, who is the largest beneficial owner of the Company’s Common Stock (collectively, the “Related Party Investors”). Each of the Related Party Investors is the beneficial owner of more than 10% of the Company’s Common Stock.
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, dividends on each share of Series A Preferred Stock at a rate per annum equal to 10.0% of the sum of (a) $1.00, plus (b) any and all declared and unpaid and accrued dividends thereon, subject to adjustment for any stock split, combination, recapitalization or other similar corporate action (the “Liquidation Amount”). Upon the occurrence of a Liquidation Event (as defined in the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 10.0% Series A Cumulative Convertible Preferred Stock, and Qualifications, Limitations and Restrictions Thereof), holders of Series A Preferred Stock are entitled to be paid, subject to applicable law, out of the assets of the Company available for distribution to its stockholders, an amount in cash (the “Liquidation Payment”) for each share of Series A Preferred Stock equal to the greater of (x) the Liquidation Amount for each share of Series A Preferred Stock outstanding, or (y) the amount for each share of Series A Preferred Stock the holders would be entitled to receive pursuant to the Liquidation Event if all of the shares of Series A Preferred Stock had been converted into Common Stock as of the date immediately prior to the date fixed for determination of stockholders entitled to receive a distribution in such Liquidation Event. Such Liquidation Payment will be paid before any cash distribution will be made or any other assets distributed in respect of any class of securities junior to the Series A Preferred Stock, including, without limitation, the Common Stock.

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
The closing price of the Common Stock on the over-the-counter bulletin board was $1.10 on July 22, 2009, resulting in a beneficial conversion feature of $0.10 per share of Series A Preferred Stock on the issue date. The $200,000 aggregate beneficial conversion feature of the Series A Preferred Stock on the issue date was deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the unaudited consolidated financial statements. Because the Series A Preferred Stock was immediately convertible to Common Stock, the $200,000 aggregate intrinsic value is deemed a dividend paid to the investors on such closing date. Such deemed dividend has been recorded as an increase in losses attributable to common stockholders and, in the absence of retained earnings, as a reduction of additional paid in capital.
NOTE 8 — BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended September 30, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30, 2009	September 30, 2008
Stock options	615,167	243,167
Stock warrants	805,521	805,521
Series A Preferred Stock	2,000,000	—

Total	3,420,688	1,048,688

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $25,000 and $78,000 for the three and nine months ended September 30, 2009, respectively, and $32,000 and $105,000 for the three and nine months ended September 30, 2008, respectively.
The Company is presently a plaintiff in securities fraud and appraisal actions in respect of its ownership of 191,118 shares of common stock of TruePosition (See Note 4). The securities fraud action was filed November 13, 2007 in the United States District Court for the District of Connecticut, whereby SafeStitch and other plaintiffs seek damages and other relief totaling $80 million. The related appraisal action was filed in the Chancery Court of the State of Delaware on August 31, 2007. In August 2007, the Company was informed that Liberty TP Acquisition, Inc., which held an aggregate of no less than 90% of TruePosition’s outstanding capital stock, was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, became entitled to receive $3.5116 in cash in exchange for each share held, which the Company and certain other minority stockholders considered insufficient compensation. The Company and other minority stockholders brought forth the aforementioned securities fraud and appraisal action, and, on August 10, 2007, the Company entered into a joint stockholder litigation governance and funding agreement (the “Funding Agreement”) with such other stockholders. Under the Funding Agreement, the Company has agreed to fund a portion of the litigation expenses in connection with the appraisal and securities fraud action. Through September 30, 2009, the Company has contributed approximately $81,000 in cash and has incurred additional liabilities of approximately $144,000. Management anticipates that the Company will be called upon to fund additional amounts during the next twelve months. The Company may elect to terminate its participation in the Funding Agreement, whereby the Company would no longer be required to contribute funds; however, the Company would lose all rights under the Funding Agreement, including access to any work-product created after the date of termination. Additionally, the Company’s portion of any proceeds from a favorable disposition of the litigation may be reduced if the Company terminates its participation.
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
NOTE 10 — AGREEMENT WITH CREIGHTON UNIVERSITY
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
Pursuant to the License Agreement, LLC is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the License Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The License Agreement does not provide for minimum royalties. Also pursuant to the License Agreement, LLC agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excludes the first $150,000 of costs related to the prosecution of patents, which LLC invested outside of the License Agreement. LLC is further obligated to pay to Creighton an amount equal to 20 percent of certain of LLC’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, LLC had satisfied the $2.5 million investment obligation described above. The Company recorded research and development costs and expenses related to the 20% facility reimbursement obligation totaling approximately $10,000 and $30,000, respectively, for the three and nine months ended September 30, 2009, and $14,000 and $161,000, respectively, for the three and nine months ended September 30, 2008.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — INCOME TAXES
The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. All of the Company’s deferred tax assets have been fully reserved by a valuation allowance due to management’s uncertainty regarding the future profitability of the Company.
The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2009 and December 31, 2008.
The tax years 2004 through 2008 remain open to examination by the major tax jurisdictions in which the Company operates.
NOTE 12 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
As more fully described in Note 6, the Company entered into a $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group, a Florida limited liability company whose members include Chairman of the Board Dr. Jane H. Hsiao, director Steven D. Rubin and Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the Company’s largest beneficial stockholder. Advances under the Credit Facility totaled $100,000 and $900,000 for the three and nine months ended September 30, 2009, respectively, and zero and $1.0 million for the three and nine months ended September 30, 2008, respectively. There were no outstanding balances under the Credit Facility as of September 30, 2009. The Company recognized interest expense related to the Credit Facility of approximately $6,000 and $19,000 for the three and nine months ended September 30, 2009, respectively, and approximately $0 and $24,000 for the three and nine months ended September 30, 2008, respectively.
The Company entered into a five year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The initial rental payments under the Miami office lease, which commenced January 1, 2008, were approximately $8,000 per month for the first year and escalate 4.5% annually over the life of the lease. Pursuant to a lease amendment effective February 2009, the Company relocated its corporate office to an alternate space within the same building for annual rental payments of approximately $68,000. All other terms and conditions of the Company’s corporate office lease remain unchanged. The Company recorded approximately $20,000 and $60,000 of rent expense related to the Miami lease for the three and nine months ended September 30, 2009, respectively, and $24,000 and $85,000 for the three and nine months ended September 30, 2008, respectively.
Dr. Hsiao is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of September 30, 2009, the Company had approximately $56,000 on deposit with Great Eastern Bank of Florida.
Dr. Hsiao, Dr. Frost and Mr. Rubin are each significant shareholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, and of Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company. Director Richard Pfenniger is also a shareholder of NIMS. Commencing in March 2008, the Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and Aero under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. The Company has recorded reductions to general and administrative costs and expenses for the three and nine months ended September 30, 2009 of approximately $18,000 and $57,000, respectively, and $9,000 and $24,000 for the three and nine months ended September 30, 2008, respectively, to account for the sharing of costs under this arrangement. Accounts receivable from NIMS and Aero were approximately $2,000 and $3,000, respectively, as of September 30, 2009.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dr. Hsiao, Dr. Frost, Mr. Rubin and Mr. Pfenniger are each significant stockholders, officers and/or directors of OPKO Health, Inc. (“OPKO”), a publicly-traded specialty healthcare company. Certain of the Company’s employees from time to time during the year ended December 31, 2008 provided consulting services to OPKO on a cost-plus basis. The Company recorded reductions totaling $8,000 and $45,000 to general and administrative costs and expenses for the three and nine months ended September 30, 2008 to account for the provision of these services. No such services have been provided to OPKO in the nine months ended September 30, 2009. The amounts charged may not be representative of those that would have been charged in an “arms-length” transaction. The 2008 transactions were ratified by the Audit Committee of the Board of Directors.
NOTE 13 — EMPLOYEE BENEFIT PLANS
Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company will contribute to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $6,000 and $17,000 for the three and nine months ended September 30, 2009, respectively, and approximately $13,000 and $21,000, respectively, for the three and nine months ended September 30, 2008.
NOTE 14 — FINANCIAL INSTRUMENTS
Recent authoritative accounting guidance defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. This guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of September 30, 2009, the Company did not hold any assets or liabilities that were required to be measured at fair value on a recurring basis and did not hold any non-financial assets or liabilities that were required to be re-measured at fair value.
NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2009, the Company adopted authoritative guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted authoritative guidance which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance also established principles for recognizing and measuring the goodwill acquired in a business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB amended and clarified this guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Under the amended guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, acquired contingencies should be accounted for using existing guidance. The adoption of this guidance applies to business combinations for which the acquisition date is on or after January 1, 2009, and has not had a material impact on the Company’s consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective January 1, 2009, the Company adopted authoritative guidance which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted authoritative guidance for determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in previously issued guidance regarding derivative accounting. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective June 30, 2009 the Company adopted authoritative guidance which provides guidelines for making fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance establishes guidelines for determining whether a market is active or inactive and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective June 30, 2009 the Company adopted authoritative guidance which requires disclosures about fair value of financial instruments in interim, as well as in annual, financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective June 30, 2009 the Company adopted authoritative guidance which provides additional guidance to enhance clarity about the credit and noncredit components of an other-than-temporary impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective June 30, 2009 the Company adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective beginning with the Company’s third fiscal quarter of 2009. The Codification does not change or alter existing GAAP and, therefore, has not had any impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to: our ability to obtain additional funding to continue our operations; our ability to successfully commercialize our existing products; our ability to successfully develop, clinically test and commercialize our product candidates; the timing and outcome of the regulatory review process for our product candidates; changes in the regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management and scientific personnel; competition; our ability to successfully prepare file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern, and our ability to identify and pursue development of additional product candidates, as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
Immediately prior to our September 2007 acquisition of SafeStitch LLC, a privately held Virginia limited liability company, we had no business operations. Under the name Cellular Technical Services Company, Inc. (“CTSC”), we had previously developed, marketed, distributed and supported a diversified mix of products and services for the telecommunications industry. In 2002, CTSC ceased its product development efforts and adopted a plan to wind down all operations related to its historical business, which process it completed in December 2005. Between that time and the 2007 consummation of our acquisition of SafeStitch LLC described below, all of CTSC’s staff and administrative positions were eliminated. As such, CTSC was a company with primarily cash and cash equivalents and no operations.
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

Products
Three of our products may currently be marketed in the United States without further FDA clearance. We received FDA clearance to market our SMART DilatorTM in February 2009, and we believe that our standard and airway bite blocks are Class I 510(k)-exempt devices that require no preclearance from the FDA prior to marketing. We have completed development of the AMID StaplerTM, and in October 2009 and November 2009 submitted applications to United States and European Economic Community regulatory agencies for clearance to market the AMID StaplerTM in those jurisdictions. While we expect to receive such clearances during the first quarter of 2010, there can be no assurance that such clearances will be granted in a timely manner or at all. We expect to begin marketing the AMID StaplerTM upon receipt of the necessary FDA and European Economic Community clearances, and anticipate commencing commercialization activities for the SMART DilatorTM and standard and airway bite blocks upon successful launch of the AMID StaplerTM. We believe our Intraluminal Gastroplasty Device for Obesity and GERD (the “Gastroplasty Device”), which is still in development, will require investigational device exemption (IDE) clinical data for FDA approval as a Class II 510k device. We expect to commence the necessary clinical trials for this device in 2010.
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
Results of Operations
We incurred losses of $2.6 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively, and we had an accumulated deficit of $12.0 million at September 30, 2009. We expect to continue to generate losses as we continue the development of our products and technologies and prepare the initial commercial launch of our FDA-cleared and exempt products. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years. In January 2009, we reduced our research and development staff by five full-time employees to reduce costs as we completed development of three products and refocused our development efforts on our most promising product candidates. We plan to add to our headcount in key functional areas as required during the fourth quarter of 2009 and first quarter of 2010 to commence commercialization activities and further the development of our product candidates.
Three and Nine Months ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
Research and development costs and expenses were $258,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2009 as compared to $494,000 and $2.1 million, respectively, for the same periods in 2008. These $236,000 and $1.0 million respective decreases resulted primarily from the reduction in R&D staffing discussed above and from decreased consulting fees as a result of the completion of certain third-party development activities related to our Gastroplasty Device, offset in part by increased consulting fees related to third-party development of the AMID StaplerTM. We expect research and development costs and expenses for the remainder of 2009 to remain below 2008 levels, but such costs and expenses should increase in 2010 and beyond as we enter into more advanced stages of development for our Gastroplasty Device and other surgical product candidates, including the commencement of clinical trials.

General and administrative costs and expenses were $324,000 for the three months ended September 30, 2009, as compared to $405,000 for the three months ended September 30, 2008. This $81,000 decrease was primarily due to a $75,000 decrease in legal and professional fees and a $35,000 decrease in payroll costs, offset in part by an $18,000 increase in stock-based compensation expense and increased office expenses. General and administrative costs and expenses were $1.1 million for the nine months ended September 30, 2009, as compared to $1.2 million for the nine months ended September 30, 2008. This $139,000 decrease was primarily the result of $62,000 lower stock-based compensation expense, a $55,000 decrease in legal and professional fees, a $30,000 decrease in travel and trade show expenses and a $13,000 decrease in rent expense, partially offset by increases in employee benefit and liability insurance costs. General and administrative costs and expenses consist primarily of salaries and other related costs, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will begin to increase in the fourth quarter of 2009 and continue to expand in 2010 as we establish the infrastructure required to launch commercialization and marketing activities for our current products and the AMID StaplerTM, which we expect will be cleared for marketing in the first quarter of 2010. Additionally, we expect increased costs as we expand our finance and administrative staff, add infrastructure and incur continuing costs related to being a public company, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees.
Interest income was negligible for the three and nine months ended September 30, 2009 as compared to $7,000 and $19,000, respectively, for the comparable 2008 periods. The decrease in interest income was primarily due to lower invested cash balances resulting from the use of cash in our operating activities. Interest expense was $6,000 and $19,000, respectively, for the three and nine months ended September 30, 2009 as compared to $0 and $24,000, respectively, for the comparable 2008 periods. We do not anticipate significant interest expense during the next 12 months as we expect to fund our operations with existing cash and proceeds from the issuance of the Series A Preferred Stock described below.
Liquidity and Capital Resources
We have not generated any revenues and have incurred operating losses since inception, and we expect to continue incurring losses from operations for the foreseeable future. We have funded our operations to date primarily with proceeds from the private placement of equity and advances under credit facilities available to us. Our management believes that our $579,000 cash balance as of September 30, 2009, together with the $2 million available to us under commitments from investors to purchase Series A Preferred Stock, will be sufficient to fund our cash flow requirements through the September 30, 2010. This estimate is subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect.
Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with such development and commercialization activities. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs and results of commercialization activities, including product marketing, sales and distribution.
We intend to finance our future cash needs through public or private equity offerings (including the sale of the remaining two million shares of Series A Preferred Stock described above), debt financings or corporate collaboration and licensing arrangements. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We may need to raise additional funds more quickly than anticipated if our estimates are incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations, and the terms of such indebtedness could include covenants restricting, among other things, our operations, our ability to incur additional indebtedness, our ability to pay dividends on our capital stock or our ability merge or otherwise enter into business combination transactions. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

We currently have $4.0 million available under our existing Credit Facility, which expires in June 2010. We do not anticipate borrowing any additional funds under this Credit Facility, nor do we expect to extend or replace the Credit Facility upon its expiration, although the Credit Facility remains a potential source of funding to us until such expiration.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

Item 4.	Controls and Procedures.
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
Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, certain members of Congress have proposed a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.
Except as set forth above, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The information required by this Item 2 has been previously reported on our Current Report on Form 8-K, filed with the SEC on July 23, 2009.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
Exhibits:

3.1	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

4.1	Specimen Certificate for Series A Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.1	Form of Current Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.2	Form of Future Securities Purchase Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: November 10, 2009	By:	/s/ Jeffrey G. Spragens Jeffrey G. Spragens
President and Chief Executive Officer

Date: November 10, 2009	By:	/s/ Adam S. Jackson Adam S. Jackson
Chief Financial Officer