Form 10-K
period 2009-12-31
SafeStitch Medical, Inc.
filed 2010-03-31
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____  to  _____
Commission File Number 0-19437
SAFESTITCH MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2962080

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4400 Biscayne Blvd., Suite A-100, Miami, Florida, 33137
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (305) 575-4145
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2009, was: $3.7 million.
As of March 15, 2010 there were 17,962,718 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2010 Annual Meeting of Stockholders.

SAFESTITCH MEDICAL, INC.
TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•	We have a history of operating losses and we do not expect to become profitable in the near future.
•	Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.
•
The continuing worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products and, if and when approved, our product candidates, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

•	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.
•	Most of our technologies are in an early stage of development and are unproven.
•	Our research and development activities may not result in commercially viable products.
•
The results of previous clinical experience with our devices and with devices similar to those that we are developing may not be predictive of results with our products and product candidates, and any clinical trials that the U.S. Food and Drug Administration (the “FDA”) may require us to undertake may not satisfy FDA requirements or the requirements of other non-U.S. regulatory authorities.

•
We are highly dependent on the success of our products and product candidates, and we cannot give any assurance that our product candidates will receive regulatory clearance or that any of our products and future products will be successfully commercialized.

•	If our competitors develop and market products that are more effective, safer or less expensive than our products and future products, our commercial opportunities will be negatively impacted.
•	Our product development activities could be delayed or stopped.
•
The regulatory clearance and approval processes are expensive, time-consuming and uncertain and may prevent us or our collaboration partners from obtaining clearances or approvals, as the case may be, for the commercialization of some or all of our product candidates.

•	Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.
•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•
Even if we obtain regulatory clearances or approvals for our product candidates, the terms thereof and ongoing regulation of our products may limit how we manufacture and market our products and product candidates, which could materially impair our ability to generate anticipated revenues.

•
Even if we obtain regulatory clearances or approvals to market our product candidates, the market may not be receptive to our products, or third-party payors, including government payors, may not provide coverage for our products or for procedures using our products, which could undermine our financial viability.

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
•
We rely on third parties to manufacture and supply our products, and we will rely on third parties to manufacture and supply our product candidates, and an inability to find additional or alternate sources for our products could materially and adversely affect our financial condition and results of operations.

•
We currently have a limited sales, marketing and distribution organization. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

•	The success of our business may be dependent on the actions of our collaborative partners.
•
We rely heavily on licenses from third parties, particularly our license with Creighton University (“Creighton”), and any loss of our rights under such license agreements could materially adversely affect our business prospects.

•
Most of our patent rights are licensed to us by Creighton. If we or Creighton do not properly maintain or enforce the patent applications underlying this license, or if we lose our rights under this license, our competitive position and results of operations will be materially adversely affected.

•	If we or our licensors are unable to obtain and enforce patent protection for our products and product candidates, our business could be materially harmed.
•	If we or our licensors are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
•
Some jurisdictions may require us or our licensors to grant licenses to third parties. Such compulsory licenses could be extended to include some of our products and product candidates, which may limit our potential revenue opportunities.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
•
If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts, any of which could materially adversely affect our liquidity, business prospects and results of operations.

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
•
The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.

•
Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock, making it difficult for our stockholders to sell their shares, and future sales of our common stock could reduce our stock price.

•	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
•
Because our preferred stock accumulates dividends and has preferential liquidation and conversion features relative to our common stock, it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

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
More information about us may be found at our website: www.SafeStitch.com. Information contained on our website is not incorporated by reference and does not comprise a part of this Annual Report on Form 10-K. Please refer to page 20 for a glossary of certain medical terms used in this Annual Report on Form 10-K.
General
We were originally incorporated in August 1988 as NCS Ventures Corp. under laws of the State of Delaware, after which our name changed to Cellular Technical Services Company, Inc. (“CTS”). On September 4, 2007, we completed our acquisition of SafeStitch LLC, a privately held Virginia limited liability company, pursuant to a Share Transfer, Exchange and Contribution Agreement, dated as of July 25, 2007, referred to as the “Share Exchange Agreement”, by and among us, SafeStitch LLC and the members of SafeStitch LLC. The Share Exchange Agreement provided for the exchange of all issued and outstanding membership interests of SafeStitch LLC for 11,256,369 shares of our common stock (the “Share Exchange”). We incurred customary acquisition related costs in connection with this transaction. In January 2008, we changed our name from Cellular Technical Services Company, Inc. to SafeStitch Medical, Inc., and, effective February 11, 2008, our trading symbol on the OTCBB changed from “CTSC” to “SFES”.
At the closing of the Share Exchange, we issued an aggregate of 11,256,369 shares of our common stock to the former members of SafeStitch LLC in exchange for all of their membership interests in SafeStitch LLC. We also granted warrants to purchase a total of 805,521 shares of our common stock to The Frost Group, LLC (“The Frost Group”) and Jeffrey G. Spragens in connection with a line of credit of up to $4 million that was provided to us simultaneously with the closing by The Frost Group and Jeffrey G. Spragens. These warrants have a ten year term and an assumed exercise price of $0.25 per share of common stock. Dr. Phillip Frost has a controlling interest in The Frost Group and is the largest beneficial holder of our shares of common stock. Dr. Jane Hsiao, our Chairman, and Steven D. Rubin, one of our directors, also are members of The Frost Group. Jeffrey G. Spragens is our Chief Executive Officer and President and a director. Frost Gamma Investments Trust, Dr. Phillip Frost, Dr. Jane Hsiao, Steven D. Rubin and Jeffrey G. Spragens were also beneficial owners of membership interests in SafeStitch LLC.
Accounting Treatment
The Share Exchange was accounted for as a recapitalization of SafeStitch LLC, and SafeStitch LLC has been treated as the continuing reporting entity. Since CTS did not have an operating business at the time of the Share Exchange, the transaction has not been accounted for as a business combination. Instead, the transaction has been accounted for as a recapitalization of SafeStitch LLC and the issuance of stock by SafeStitch LLC (represented by the outstanding shares of SafeStitch) at the book values of assets and liabilities of SafeStitch, approximating fair value with no goodwill or other intangibles recorded.
Company Overview
We are a developmental stage FDA-registered medical device company focused on the development of medical devices that manipulate tissues for obesity, gastroesophageal reflux disease (“GERD”), hernia formation, esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID StaplerTM, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Clinical trials for our gastroplasty product candidates are anticipated to begin in the second half of 2010.
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
Dr. Charles J. Filipi, our Chief Medical Officer, has been a pioneer in laparoscopic surgery and endoluminal surgery at Creighton and is past president of the American Hernia Society. He has been the lead physician responsible for the development of our product candidates, and he has relationships with a number of physicians who are experts in these fields. We believe that Dr. Filipi will be able to utilize his expertise and these relationships to facilitate device development and the opportunities mentioned above. Some of these experts are part of our medical advisory board.
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
Our lead product candidates are designed for use in operations necessitated in large part by obesity. The incidence of obesity (defined as 100 pounds over ideal body weight) is increasing, despite increased public awareness of the health risks associated with obesity and the growth of the diet and fitness industries. According to recent surveys and medical journal reports, roughly 25% of the U.S. population is considered obese. Some estimates project that 100 million Americans, or approximately 35% of the anticipated U.S. population, will be obese by the year 2017. The incidence of obesity is increasing not only in the U.S., but is becoming a problem in industrialized countries worldwide, including China and India.

Current treatment options for obesity include exercise and dieting, prescription drugs and bariatric surgical alternatives. Exercise and dieting are often not successful, and, if successful, the results are often not permanent. In addition, although there are a number of drug alternatives currently in the market for treating obesity, they often result in moderate weight loss (typically no more than 10% of body weight).
As a result of the foregoing, bariatric surgery has become more prevalent as an alternative. An estimated 350,000 to 400,000 bariatric surgical procedures are performed annually worldwide. Bariatric surgery is usually recommended for those people with a body mass index (BMI) of 35 or higher or for those who are approximately 100 pounds overweight. Currently the most common bariatric surgery methods include gastric bypass, gastric banding and gastroplasty. Gastric bypass combines the creation of a small stomach pouch to restrict food intake and the construction of bypasses of the duodenum and other segments of the small intestine, thereby decreasing the body’s ability to absorb nutrients from food. Gastric banding, in which a small inflatable/dilatable band (which allows adjustment to the size of the opening between the pouch and the stomach) is placed around the upper part of the stomach, creating a small pouch, so that patients feel full sooner, and vertical banding gastroplasty, or stomach stapling, in which a band and staples are used to create a small stomach pouch. These procedures are expensive, require significant incisions and have a moderate to high level of complications.
Our lead product candidates can also be used to treat GERD and GERD-related complications such as Barrett’s Esophagus. In GERD patients, the esophageal junction does not close completely and acid or bile from the stomach enters the esophagus. Both the hydrochloric acid and bile from the stomach can damage the esophagus. A significant portion of the adult population in the United States suffers GERD symptoms monthly. Left untreated for a prolonged period of time, GERD can lead to complications such as Barrett’s Esophagus, a precancerous change to the thin layer of tissue lining the esophagus. Barrett’s Esophagus can develop into a relatively rare, but often deadly type of cancer of the esophagus. Worldwide, there are approximately 200,000 — 250,000 GERD or acid reflux surgical or transoral procedures performed annually. None of the currently available outpatient endoscopic procedures have proven effective in reversing inflammation of the esophagus or the amount of acid reflux. Another common GERD complication is scar tissue in the esophagus that inhibits the movement of swallowed food and drink. This and other types of esophageal restrictions are treated by inserting a dilator tube or inflatable balloon at the stricture and dilating the esophagus. Approximately 2 million esophageal dilations are performed annually worldwide, and 20 million endoscopies are performed annually worldwide. All endoscopies require a bite block to protect both the endoscope and the patient’s teeth.
Our AMID StaplerTM is designed for use in open surgical repair of both inguinal (groin) and ventral (abdominal) hernias. Hernias impact approximately 1% of the World’s population, and roughly 800,000 inguinal hernias are repaired annually in the United States. Greater than 80% of the surgeries worldwide for this most common form of hernia are performed using the Lichtenstein Hernia Repair, whereby a surgeon repairs and reinforces the abdominal wall by affixing mesh through an open incision. Hernias are also repaired through open incision without affixing mesh, and laparoscopically either with or without mesh reinforcement.
Products
The AMID StaplerTM
We developed the AMID StaplerTM in cooperation with Dr. Parviz Amid, a pioneer of and renowned expert in the Lichtenstein Hernia Repair. This stapler utilizes non-absorbable titanium staples for the repair of inguinal (groin) or ventral (abdominal) hernias. The staples are used to fix mesh in place, which helps prevent the recurrence of a hernia. We believe our stapler will make hernia repairs easier to perform and could reduce postoperative pain as compared to traditional hand suturing techniques and currently available staplers. In November 2009, we received FDA clearance to market the AMID StaplerTM in the U.S. as a Class II device, and, in February 2010, we received CE Mark clearance to market the stapler in the European Union and other countries requiring CE clearance. We commenced production of the AMID StaplerTM in 2010, and we expect to begin commercial sales of the AMID StaplerTM before the end of the first half of 2010.

SMART DilatorTM
Dilators are used when an endoscopy demonstrates the narrowing of the esophagus. Narrowing may be treated by administering GERD medication or by using a dilator to expand the esophagus. Studies have estimated that approximately 10,000 instances of perforation of the esophagus occur annually as a result of esophageal dilation. According to peer-reviewed literature, dilation results in a 0.5-1.0% perforation rate. Approximately 800,000 dilations are performed in the United States each year. Untreated perforation of the esophagus is fatal, usually within two days. Research indicates that, during dilation, the physician should place no greater than two pounds of pressure on the dilator. Our SMART DilatorTM has a handle that changes from green to yellow and then to red, providing the physician a visual indicator of how close he or she is to the recommended two pound limit. Additionally, the SMART DilatorTM handle locks in place when the force applied to the dilator exceeds 2.5 pounds of pressure. While there are numerous dilators on the market, none include a feedback mechanism similar to that contained in the SMART DilatorTM.
In February 2009, we received FDA clearance to market the SMART DilatorTM in the U.S. as a Class II device, and we are currently evaluating commercialization options.
Bite Blocks
A bite block is used to protect the endoscope used in transoral gastrointestinal procedures and is required in all such procedures. A number of bite blocks are on the market.
Standard Bite Block. Our Standard Bite Block provides a higher level of protection as it is less easily expelled from the mouth. The Standard Bite Block is designed with a bigger lip and slightly different aperture than other bite blocks on the market. Because this is a Class I device, significant testing has not been necessary; however, in 2008, Creighton University Medical Center performed a bite block study to test for comfort during endoscopic procedures in in vivo human patients. We believe this is a Class I 510(k)-exempt device that requires no preclearance from the FDA prior to marketing.
Airway Bite Block. The Airway Bite Block contains a built-in airway that assists breathing in patients with larger tongues or smaller throats, usually because of obesity, during an endoscopic procedure. The Airway Bite Block was also tested following Institutional Review Board (IRB) approval at Creighton University Medical Center in 2008. The Airway Bite Block will come in two sizes. We believe this is a Class I 510(k)-exempt device that requires no preclearance from the FDA prior to marketing.
We are currently evaluating commercialization options for the Standard and Airway Bite Blocks.
Product Candidates
We have prioritized our product development efforts on those candidates aimed at opportunities within gastroenterology, in which attractive markets combine with an emerging understanding of intraluminal surgery. In that regard, our key product candidates focus on obesity and obesity-related conditions, as well as other intraperitoneal abnormalities, which often may be treated by bariatric surgery.
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

The Gastroplasty Device is the most tested of our devices, and our testing to date has demonstrated its effectiveness. In animal tests and ex vivo human testing, the Gastroplasty Device has been successful in obesity surgeries for suturing and excising tissue and reducing stomach size. We have successfully tested a prototype in two patients with Creighton University Medical Center IRB permission, and we presently expect to continue in vivo human testing of this device in the second half of 2010, following FDA review of our clinical trial protocols, as described below. We believe that this device will result in significantly fewer complications and lower expense for both obesity and GERD procedures, both because the procedure will be less invasive and because recuperation time will be reduced. We believe this device is a Class II 510k device that will require IDE (investigational device exemption) clinical data for FDA approval. We are preparing our clinical trial protocols for this device and anticipate submitting the final IDE trial plans to the FDA for review by the end of the first half of 2010.
Barrett’s Excision and Ablation Device for Treatment and Diagnosis (“Barrett’s Device”)
We believe the Barrett’s Device is the only device that is designed to assist in both the diagnosis of and treatment of Barrett’s Esophagus. Barrett’s Esophagus, which may be caused by GERD, is a condition in which the lining of the esophagus imitates the stomach mucosa, beginning at the esophageal junction and migrating upward. Barrett’s esophageal tissue is pre-cancerous and can result in difficulty in swallowing, spreading malignancy and death.
Existing treatments include medication, laparoscopic surgery and cauterization. The Barrett’s Device allows the mucosa to be suctioned, sliced off and tested. The device also allows for cauterization of the affected area. No incision will be required, and the procedure will be an outpatient procedure. We expect this device to be more effective and less costly than existing procedures.
In over ten in vivo and ex vivo animal tests and five ex vivo human tests, the Barrett’s Device has been successful in excision width, length, depth and contour. We presently expect to conduct the first human testing of the Barrett’s Device in 2011. We believe this device to be a Class II 510(k) device that will require IDE clinical data to support a premarket notification for FDA clearance.
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
The T Fastener Gun is in an early stage of development and has undergone in vivo and ex vivo animal studies. These tests have established the feasibility of the T Fastener Gun. We believe this device is a Class II 510(k) device that will require IDE clinical data to support a premarket notification for FDA clearance.
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

Intellectual Property
We have exclusively licensed technology, know-how and patent applications from Creighton for most of our products and product candidates. These applications include systems and techniques for minimally invasive gastrointestinal procedures, a dilator for use with an endoscope, bite blocks for use with an endoscope and for preserving airways of patients during endoscopy, surgical fasteners, a T-Fastener Gun and NOTES. In addition, we have certain rights to other Creighton intellectual property that we have not yet defined as product candidates. In total, we have ten patent applications pending in the United States, including nine that are exclusively licensed from Creighton. We are also pursuing several of these patents internationally, and one such international patent has been issued.
Pursuant to our exclusive license and development agreement with Creighton (the “Creighton Agreement”), we own all inventions conceived of and reduced to practice solely by our employees and agents, and all patent applications and patents claiming such inventions developed without the use of any licensed patent rights or associated know-how, and Creighton owns all inventions conceived of and reduced to practice solely by Dr. Filipi, or any university employees or agents who work directly with Dr. Filipi in the course of performing duties for us, and all patent applications and patents claiming such inventions, which inventions, patent applications and all resulting licensed patent rights are subject to the exclusive license and development agreement. Together with the university, we jointly own all inventions conceived of and reduced to practice jointly by Dr. Filipi, and/or any university employees or agents who work directly with him and our employees or agents. Notwithstanding the foregoing, the university owns all inventions conceived of or reduced to practice under the research and development budget, and all patent applications and patents claiming such inventions, even if conceived of solely by our employees or agents, and such inventions, patent applications and all resulting licensed patent rights are subject to the Creighton Agreement.
Creighton is obligated to file, prosecute and maintain all licensed patents and all patent applications and patents disclosing and claiming inventions made in whole or in part by university employees, agents or contractors resulting from the research and development the university engages in on our behalf in such countries as we designate. We have the right, but not the obligation, at our sole expense, to enforce our licensed patent rights and associated know-how under the Creighton Agreement against any infringer, including the right to file suit for patent infringement naming Creighton as a party, and the right to settle such suit with the university’s consent, which shall not be unreasonably withheld. Creighton is entitled to 1.5% of any amount collected as a result of such judgment or settlement. In the event that we choose not to file suit for patent infringement within 180 days after becoming aware of infringement, Creighton has the right, but not the obligation, at its sole expense, to enforce the licensed patent rights and associated know-how against any infringer, including the right to file suit for patent infringement naming us as a party, and the right to settle such suit with our consent, which shall not be unreasonably withheld. The university shall pay us 1.5% of any amount collected as a result of such judgment or settlement.
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
Licenses and Collaborative Relationships; Research and Development
Our strategy is to develop a portfolio of product candidates through a combination of internal development and external partnerships. Collaborations are key to our strategy, and, on May 26, 2006, we entered into the Creighton Agreement, which grants us the right to license and sublicense all of our product candidates and associated know-how, including the exclusive right to manufacture, use and sell the product candidates. The foregoing license is exclusive even with respect to Creighton. Pursuant to the Creighton Agreement, we are obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the agreement, less certain amounts, including without limitation chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties.

Creighton provides all necessary facilities, including animal research laboratories, to accommodate Dr. Filipi’s research and development of licensed products and product candidates, and we compensate Creighton for the use of such facilities in accordance with the Creighton Agreement. We recorded expenses during 2009 and 2008 of $41,000 and $177,000, respectively, in satisfaction of the indirect cost allowance equal to 20% of the direct and personnel costs for services conducted at the university or company facilities. Also pursuant to the agreement, the university has agreed that Dr. Filipi shall devote at least 90% of his working time during the four-year period that began May 26, 2006, and at least 50% of his time during the two years thereafter, towards the research and development of any licensed product or product candidate under the agreement, including the development of any such product to a final design and prototype as a commercially viable product. The agreement further provides that Dr. Filipi shall assist us with the prosecution of any and all patent applications related to any such products developed under the agreement.
We have agreed to invest, in the aggregate, at least $2.5 million over 36 months towards development of any licensed product, not including the first $150,000 of costs related to the prosecution of patents, which we have done. Our failure to do so would have resulted in all rights in the licensed patents and know-how reverting back to the university. Through December 31, 2009, we had invested $6.4 million in the licensed products, inclusive of our costs to date relating to prosecution of patents. Pursuant to the agreement, we are entitled to exercise our own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion, or other commercial exploitation of any licensed products, provided that if we have not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the agreement or the date such technology is disclosed to and accepted by us, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by us, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless we purchase one or more one-year extensions. In addition to the expenses incurred in connection with the Creighton Agreement, we have incurred research and development costs and expenses of $1.2 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively.
In January 2007, we signed a consulting agreement with Dr. Parviz Amid, past president of the American Hernia Society and a pioneer of and renowned expert in the Lichtenstein hernia repair. Under this agreement, we have agreed to pay Dr. Amid a 4% royalty based on the worldwide net sales of any product developed by the Company with his assistance, including the AMID StaplerTM, for a period of ten years from the first commercial sale of each such product.
Competition
The market for our products is highly competitive due to the large number of products competing for market share and significant levels of commercial resources being utilized to promote those products. The following table sets forth some of the companies whose products we expect to compete with our products and product candidates:

Product or Product Candidate	Significant Competitor(s)

Gastroplasty Device	USGI Medical, Satiety, Endo Gastric Solutions, Inc. and Medigus, Ltd.

Barrett’s Device	Olympus Medical Equipment Services America, Inc. and BARRX Medical, Inc.

AMID StaplerTM	Covidien and Ethicon, Inc.

SMART DilatorTM	Boston Scientific Corporation, Cook Medical Supply, Inc., Miller Medical Specialties and U.S. Endoscopy

Standard and Airway Bite Blocks	Bard, LLC, ConMed Corporation, U.S. Endoscopy, Omni Medical Supply, Inc. and Olympus Medical Equipment Services America, Inc.

T Fastener Gun	Cook Medical Supply, Inc. and Olympus Medical Equipment Services America, Inc.

In addition, our ability to compete may be affected because of the failure to educate physicians or the level of physician expertise. This may have the effect of making our products less attractive to buyers. Among the products with which we will directly compete, we expect to differentiate on the basis of enhanced safety, effectiveness and efficiency, as well as lower cost, in most cases. Several medical device companies are actively engaged in research and development of treatments for gastrointestinal abnormalities similar to the gastrointestinal abnormalities that are targeted by our product candidates. We cannot predict the basis upon which we will compete with new products marketed by others. Many of our competitors have substantially greater financial, operational, sales and marketing and research and development resources than we have.
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
The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act (“FD&C Act”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Self-Referral Law (commonly referred to as the Stark Law), the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, by the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, by the Public Health Service within HHS under the Public Health Service Act, by the Department of Justice through the Federal False Claims Act and various criminal statutes, and by state governments under the Medicaid program and their internal laws regulating all healthcare activities.
FDA Regulation of the Design, Manufacture and Distribution of Medical Devices
The testing, manufacture, distribution, advertising and marketing of medical devices are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory clearances or approvals, as the case may be, before it may be marketed in a particular country. Under United States law, a “medical device” (“device”) is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals (see FD&C Act § 201(h)). Substantially all of the devices being developed by SafeStitch are classified as medical devices and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.
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

In the United States, a company generally can obtain permission to distribute a new device in two ways — through a Section 510(k) premarket notification application (“510(k) submission”), or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a “Predicate Device” (a device first marketed prior to May 28, 1976 or a device marketed after that date which was substantially equivalent to a pre-May 28, 1976 device). These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a Predicate Device and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the Predicate Device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may not only require that a premarket notification be submitted, but also that such notification be accompanied by clinical data. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”) regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days on average, but it can take substantially longer if the agency has concerns. Furthermore, there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA process described below.
The more comprehensive PMA approval process applies to a new device that is (a) not substantially equivalent to a Predicate Device or (b) to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices and can only be marketed following approval of a PMA. For example, most implantable devices are subject to the PMA approval process. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to Section 515 PMA approval, as compared to a Section 510(k) clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device; however those regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. If there is any doubt as to whether a device is a “non-significant risk” device, companies normally seek prior approval from the FDA. Second, the FDA must review a company’s PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process.
We believe that our Gastroplasty Device and other of the products we have licensed are “substantially equivalent,” as that term is used by the FDA, to devices that have been cleared for marketing by the FDA under the 510(k) process. However, it is uncertain at this time whether the Gastroplasty Device or any other product that we propose to manufacture and distribute would be subject to the 510(k) process or the more elaborate PMA process, and it is also unclear the types of clinical data, if any, that the FDA might require as part of a premarket notification under the 510(k) process or a PMA application under section 515, as the case may be. It is also unclear whether the FDA would view the Gastroplasty Device as a “significant risk device,” requiring prior FDA approval to conduct a clinical study involving that device. We have not yet sought FDA approval to conduct any clinical studies of any of our licensed products in the United States and no such studies have been conducted domestically. There is no assurance that the FDA would permit us to conduct such clinical studies and no assurance that the FDA would agree with our study design, statistical methods or endpoints.
Even when a clinical study has been approved or cleared by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. The interim results of a study may also not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for or agree to participate in the study, or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a Predicate Device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.

After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to withdraw the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.
A manufacturer of a device approved through the PMA process is not permitted to make changes which could affect the device’s safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through a 510(k) submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.
As a company that intends to manufacture medical devices, we are required to register with the FDA before we begin to manufacture devices for commercial distribution. As a result, we and any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Union, we will be required to maintain certain International Organization for Standardization (“ISO”) certifications in order to sell products and we and/or our manufacturers must undergo periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require us and our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.
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
Recently Enacted Health Care Reform Legislation
Congress recently passed health care reform legislation that President Obama signed into law in March 2010. The package signed into law by the President is considered by some to be the most dramatic change to the country’s health care system in decades.
The principal aim of the law as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The effect of these significant coverage expansions on the sales of the Company’s products is unknown and speculative at this point.
The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company’s products and product candidates.
The legislation as enacted also provides for increased enforcement of the fraud and abuse regulations discussed below.

Third-Party Payments, Especially Payments by Medicare and Medicaid
A. Medicare Coverage
Because some of the projected patient population that could potentially benefit from our devices is elderly, Medicare would likely be a potential source of reimbursement. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.
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
CMS has issued a National Coverage Determination with respect to bariatric surgery under which CMS will cover the surgery only for treatment of co-morbidities associated with morbid obesity, and only under the following conditions:
•	Medicare beneficiary has a body-mass index of 35 or greater;
•	Medicare beneficiary has at least one co-morbidity related to obesity such as diabetes or hypertension;
•	Medicare beneficiary has been previously unsuccessful with medical treatment for obesity; and
•	Procedure is performed in an approved facility and the surgical procedure is of a type expressly approved by CMS.
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

B. Reimbursement Levels
Even if Medicare and other third-party payor programs cover the procedures that use our devices, the level of reimbursement may not be sufficient for commercial success. The Medicare reimbursement levels for covered procedures are determined annually through two sets of rulemakings, one for outpatient departments of hospitals under the Outpatient Prospective Payment System (“OPPS”) and the other, for procedures in physicians’ offices under the Resource-Based Relative Value Scales (“RBRVS”) (the Medicare fee schedule). If the use of a device is covered by Medicare, a physician’s ability to bill a Medicare patient more than the Medicare allowable amount is significantly constrained by the rules limiting balance billing. For covered services in a physician’s office, Medicare normally pays 80% of the Medicare allowable amount and the beneficiary pays the remaining 20%, assuming that the beneficiary has met his or her annual Medicare deductible and is not also a Medicaid beneficiary. For services performed in an outpatient department of a hospital, the patient’s co-payment under Medicare may exceed 20%, depending on the service and depending on whether CMS has set the co-payment at greater than 20%. If a device is used as part of an in-patient procedure, the hospital where the procedure is performed is reimbursed under the Inpatient Prospective Payment System (“IPPS”). In general, IPPS provides a single payment to the hospital based on the diagnosis at discharge and devices are not separately reimbursed under IPPS.
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

•
The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Sections 1877 and 1903(s) of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements.

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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and/or Medicaid payments or exclusion from the Medicare and/or Medicaid programs. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from Medicare and other government programs.
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
In the ordinary course of their business, medical device manufacturers and suppliers have been and are regularly subject to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees, as well as competitors. HIPAA, in addition to its privacy provisions, created a series of new healthcare-related crimes.
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
The Privacy Provisions of HIPAA
HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, and regulates “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and it is unlikely that we, based on our current business model, would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician or hospital customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Recent changes in the law wrought by the HITECH Act provisions of the American Recovery and Reinvestment Act of 2009 increase the duties of business associates and covered entities with respect to protected health information, thereby subjecting them to direct government regulation, increasing their compliance costs and their exposure to civil monetary penalties and other government sanctions. While the new law does not alter the definition of a business associate, it makes it more likely that covered entities with whom we are likely to do business will require us to enter into business associate agreements.
Manufacturing
We have no commercial manufacturing facilities, and we do not intend to build our own commercial manufacturing facilities in the foreseeable future. We have entered into and intend to enter into agreements with third parties for the design and manufacture of our products. We make prototypes of certain of our product candidates in our Miami, Florida prototype laboratory for testing, including for limited use in animal or human clinical testing. We have also entered into agreements with third party manufacturers for the manufacture of prototypes for certain of our products. These suppliers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs.

Sales & Marketing
We currently have limited sales, marketing and distribution personnel. In order to commercialize any products that are approved or cleared for commercial sale, we must either build a sales and marketing infrastructure, collaborate with third parties possessing sales and marketing experience or utilize a combination of internal and third party resources. We may build our own sales and marketing infrastructure to market some of our product candidates, or we may collaborate with companies established in this industry to market and sell certain of our products, if cleared or approved, as the case may be. Such collaborations could take the form of joint ventures or sales, marketing or distribution agreements. We intend to distribute our products, including our AMID StaplerTM, through our own sales and marketing organization; however there can be no assurance that we will be able to successfully build such an infrastructure. We are also in discussions with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will be able to enter into distribution agreements on terms acceptable to us or at all.
Employees
As of December 31, 2009, we had ten full-time employees, six of whom hold advanced degrees. We plan to add to our headcount in key functional areas as required to commence commercialization activities and further the development of our product candidates. None of our employees are represented by a collective bargaining agreement.
Executive Officers of the Registrant
Jeffrey G. Spragens. Mr. Spragens, 68, has served as our President and Chief Executive Officer and as a member of our Board of Directors since the Share Exchange in September 2007, and he has served as Business Manager of SafeStitch LLC, of which he was a founding member, since August 2005. From January 2002 to December 2006 he was a member of Board of Directors of ETOC, Inc., a privately owned hotel and lodging company based in Minneapolis, Minnesota. Since April 2002, he has been a Founding Board of Directors Member and Treasurer of the Foundation for Peace, Washington, D.C. From 1990 to 1995, he was Managing Partner, Gateway Associates, Inc., a company that secured full subdivision and planning approval for properties under its control. Prior to that and from 1987 to 1993, he was one of three founding board of directors members of North American Vaccine which was an AMEX company sold to Baxter International in 1999. Mr. Spragens also has previous experience as a developer and attorney.
Stewart B. Davis M.D. Dr. Davis, 30, has served as our Chief Operating Officer since the Share Exchange in September 2007 and had joined SafeStitch LLC as Chief Operating Officer in June 2007. Prior to that and from July 2003, Dr. Davis was Assistant Medical Director for Innovia LLC, a privately-held bio medical device company in Miami, Florida, and its affiliates, including InnFocus LLC, InnoGraft LLC and InnCardia LLC. Innovia and its affiliates design implantable medical devices focusing on ophthalmology implants, vascular grafts and percutaneous heart valves. Since 2006, he has also been managing partner and medical director of Parasol International, LLC, a privately-owned global healthcare advisory firm. Dr. Davis has approximately ten peer-reviewed articles and three NIH grants and has published a book. Dr. Davis graduated from the University of Miami School of Medicine in 2003.
Charles J. Filipi M.D. Dr. Filipi, 69, has served as our Chief Medical Officer (f/k/a Medical Director) and a member of our Board of Directors since the Share Exchange in September 2007. Dr. Filipi was a founding member of SafeStitch LLC in August 2005 and has served as its Medical Director since 2006. He is also Professor of Surgery in the Department of Surgery at Creighton University School of Medicine in Omaha, Nebraska and has served in this position since 1999. Dr. Filipi has also served as president of the American Hernia Society, editor of the Journal Hernia and has published approximately thirty peer-reviewed articles and ten book chapters. He has been the inventor of over twenty provisional or utility patents. His primary areas of interest are intraluminal surgery for the correction of gastroesophageal reflux disease, obesity, Barrett’s Esophagus, gastrointestinal bleeding and natural orifice transluminal intraperitoneal surgery.

Adam S. Jackson. Mr. Jackson, 47, joined the Company as Vice President, Finance in March 2008 and was appointed Chief Financial Officer in April 2008. Mr. Jackson also serves as Chief Financial Officer of Non-Invasive Monitoring Systems, Inc., a publicly-traded medical device company, and as Vice President, Finance of Aero Pharmaceuticals, Inc, a privately-held pharmaceutical distributor. Prior to joining the Company, Mr. Jackson served as Senior Vice President, Finance for Levitt Corporation (“Levitt”), a publicly-traded real estate development company, from 2006 to 2008, where he was responsible for the Levitt’s financial planning and analysis activities. From 2003 to 2006, Mr. Jackson served as Levitt’s Senior Vice President, Controller, during which period he supervised Levitt’s accounting and financial reporting activities. From 2001 to 2003, Mr. Jackson served as Chief Financial Officer of Romika-USA, Inc., a privately held consumer goods manufacturing and distribution concern. From 2000 to 2001, Mr. Jackson served as Chief Operating Officer of V-Commex.com Corp., a privately-held internet company developing an international business-to-business web portal. From 1998 to 2000, Mr. Jackson served as Director of Financial Planning and Analysis at Eclipsys Corporation, a publicly-traded healthcare information technology provider.
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
“Gastroplasty” is the surgical manipulation of gastric (stomach) tissue.
“GERD” is gastrointestinal reflux disease, a highly variable chronic condition that is characterized by periodic episodes of acid reflux usually accompanied by heartburn and that may result in histopathologic changes in the esophagus.
“Histological” relates to the tissue changes characteristic of disease or that affect a part of or accompany a disease.
“Inguinal” refers to the groin area or lower lateral region of the abdomen.
“Intraluminal” refers to within the lumen of a hollow organ. Hollow organs include the esophagus, stomach and small and large intestines, as well as the heart, arteries, veins, ureter and urethra.
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
“Transluminal” is the egress of instrumentation across the intestinal wall.
“Ventral” refers to the abdominal area.

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
Risks Related to our Business
We have a history of operating losses and we do not expect to become profitable in the near future.
We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of products until at least the second quarter of 2010. Only four of our products may currently be marketed in the United States without further FDA clearance or approval. We continue to incur research and development and general and administrative expenses related to our operations. Our net losses for the years ended December 31, 2009 and 2008 were $2.4 million and $5.2 million, respectively, and we had an accumulated deficit of $11.7 million as of December 31, 2009. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize our cleared or approved products. If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.
Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Congress recently passed health care reform legislation that President Obama signed into law in March 2010. The package signed into law by the President is considered by some to be the most dramatic change to the country’s health care system in decades.
The principal aim of the law as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The effect of these significant coverage expansions on the sales of the Company’s products is unknown and speculative at this point.
The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company’s products and product candidates.
In addition to the new legislation discussed above, various healthcare reform proposals have also emerged at the state level. We cannot predict what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any such future legislation or regulation will have on us. In addition to the taxes imposed by the new federal legislation, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and materially adversely affect our business, financial condition and results of operations.

The continuing worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products and, if and when approved, our product candidates, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.
The current worldwide economic crisis may reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products and, if and when approved, our product candidates. Such a delay could have a material adverse impact on our business, expected cash flows, results of operations and financial condition.
Additionally, we have funded our operations to date primarily through private sales of our common and preferred stock and through borrowings under credit facilities available to us from stockholders and other individuals, including our existing $4.0 million line of credit. The current economic turmoil and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.
We intend to advance multiple additional product candidates through clinical and pre-clinical development. We will need to raise substantial additional capital to engage in our clinical and pre-clinical development and commercialization activities.
Our future funding requirements will depend on many factors, including but not limited to:
•	our need to expand our research and development activities;
•	the rate of progress and cost of our clinical trials;
•	the costs associated with establishing a sales force and commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory clearances and approvals;
•	the economic and other terms and timing of our existing licensing arrangement and any collaboration, licensing or other arrangements into which we may enter in the future;
•	our need and ability to hire additional management, scientific, medical and sales and marketing personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio.

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
The results of previous clinical experience with our devices and devices similar to those that we are developing may not be indicative of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.
Positive results from limited in vivo and ex vivo animal trials we have conducted or early clinical experience with the test articles or with similar devices should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates either (i) are safe and effective for their intended uses or (ii) are substantially equivalent in terms of safety and effectiveness to devices that are already marketed under Section 510(k).
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

We are highly dependent on the success of our products and product candidates, and we cannot give any assurance that our product candidates will receive regulatory clearance or that any of our products or future products will be successfully commercialized.
We are highly dependent on the success of our products and product candidates, especially the Gastroplasty Device and the AMID StaplerTM. We cannot give any assurance that the FDA will permit us to clinically test or grant regulatory clearance for the Gastroplasty Device, nor can we give any assurance that these products will be successfully commercialized, for a number of reasons, including without limitation the potential introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts, or our failure to obtain positive coverage determinations or reimbursement. Any failure to obtain clearance or approval of our products or to successfully commercialize them would have a material and adverse effect on our business.
If our competitors develop and market products that are more effective, safer or less expensive than our products and future products, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address the intraperitoneal abnormalities we are endeavoring to address. We are currently developing and commercializing medical devices that will compete with other medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other medical devices and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than we do. As indicated, there are also other methods to treat obesity, such as diet, exercise and medicine. Other competitors have developed products such as medical implants that occupy volume in the stomach to promote the feeling of satiety (Helioscopie) or gastric sleeves to reduce food intake. Some of the medical device companies we expect to compete with include USGI Medical, Satiety, EndoGastric Solutions, Inc., Medigus, Ltd., Bard, LLC, Olympus Medical Equipment Services America, Inc., BARRX Medical, Inc., Covidien, Ethicon, Inc., Boston Scientific Corporation, ConMed Corporation, Cook Medical Supply, Inc., Miller Medical Specialties, U.S. Endoscopy and a number of bite block manufacturers. In addition, many other universities and private and public research institutions are or may become active in research involving surgical devices for gastrointestinal abnormalities and minimally invasive surgery.
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

If our competitors market products that are more effective, safer, easier to use or less expensive than our products or future products, or that reach the market sooner than our product candidates, we may not achieve commercial success. In addition, the medical device industry is characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete or less competitive.
Our product development activities could be delayed or stopped.
We do not know whether our other planned clinical trials will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•	limited number of, and competition for, suitable patients that meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;
•	limited number of, and competition for, suitable sites to conduct our clinical trials, and delay or failure to obtain FDA approval, if necessary, to commence a clinical trial;
•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;
•	requirements to provide the medical device required in our clinical trial at cost, which may require significant expenditures that we are unable or unwilling to make;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and
•	delay or failure to obtain institutional review board (“IRB”) approval or renewal to conduct a clinical trial at a prospective or accruing site, respectively.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.
Our clinical trials may be suspended or terminated at any time by us, the FDA, other regulatory authorities or the IRB for any given site. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

The regulatory approval and clearance processes are expensive, time-consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals or clearances, as the case may be, for the commercialization of some or all of our product candidates.
The research, testing, manufacturing, labeling, approval, clearance, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive a clearance letter under the 510(k) process or approval of a PMA from the FDA, depending on the nature of the device. To date, we have received marketing clearance for only our AMID StaplerTM and SMART DilatorTM. Obtaining approval of any PMA can be a lengthy, expensive and uncertain process. While the FDA normally reviews and clears a premarket notification in three months, there is no guarantee that our future product candidates will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance, that even if a device is reviewed under the 510(k) premarket notification process, that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product clearance or approval, if any, subject our company to administrative or judicially imposed sanctions, including:
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
Even if we obtain regulatory clearances or approvals for our product candidates, the terms thereof and ongoing regulation of our products may limit how we manufacture and market our products and product candidates, which could materially impair our ability to generate anticipated revenues.
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

Even if we receive regulatory clearance or approval to market our product candidates, the market may not be receptive to our products, or third-party payors, including government payors, may not provide coverage for our products or for procedures using our products, which could undermine our financial viability.
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
We will need to expand and effectively manage our managerial, operational, financial, development, marketing and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly Jeffrey G. Spragens, Dr. Stewart B. Davis and Dr. Charles J. Filipi, could delay or prevent the development or commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function.

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
As we advance our product candidates through research and development and begin commercializing our products, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.
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
We intend to continue to utilize in-licensing as a source of products and product candidates for development and commercialization. The success of this strategy depends upon our ability to identify, select and acquire medical device product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with other medical device companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating and/or may have more established histories of developing and commercializing products. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.

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
We rely on third parties to manufacture and supply our products, and we will rely on third parties to manufacture and supply our product candidates, and an inability to find additional or alternate sources for our products could materially and adversely affect our financial condition and results of operations.
We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates, other than a prototype lab. We have no experience in medical device manufacturing, and we lack the resources and the capability to manufacture any of our products and product candidates on a commercial scale. If our future manufacturing partners are unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to depend on third-party contract manufacturers for the foreseeable future.
Our products and product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with QSR, cGMP and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with QSR, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.
Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory clearance or approval of our product candidates or commercialization of our products and future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our products. Such approval may require additional non-clinical testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.
We currently have a limited sales, marketing and distribution organization. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.
We currently have minimal marketing, sales or distribution capabilities. We intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our products and product candidates, which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products and product candidates. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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
We rely heavily on licenses from third parties, particularly our license with Creighton, and any loss of our rights under such license agreements could materially adversely affect our business prospects.
Most of the patent applications in our patent portfolio are not owned by us, but are licensed from Creighton and other third parties. Presently, we rely primarily on licensed technology for our products and may license additional technology from other third parties in the future. Such license agreements give us rights for the commercial exploitation of the patents resulting from the patent applications, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these license agreements. Our inability to rely on these patent applications which are the basis of our technology would have a material adverse effect on our business.
Most of our patent rights are licensed to us from Creighton. If we or Creighton do not properly maintain or enforce the patent applications underlying this license, or if we lose our rights under this license, our competitive position, business prospects and results of operations will be materially adversely affected.
Our success will depend in part on the ability of us or Creighton to obtain, maintain and enforce patent protection for our licensed intellectual property and, in particular, those patents to which we have secured exclusive rights. We or Creighton may not successfully prosecute the patent applications which are licensed to us. Even if patents issue in respect of these patent applications, we or Creighton may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than necessary to obtain an acceptable outcome from any such litigation. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially identical products for sale, which could materially adversely affect our competitive business position, business prospects and results of operations.
If we or our licensors are unable to obtain and enforce patent protection for our products and product candidates, our business could be materially harmed.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our proposed products. Although numerous patent applications are in process, we presently do not hold any U.S.-issued patents and none of the technology we license has been patented in the U.S. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third party patent or otherwise circumvent the third party patent.

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
If we or our licensors are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
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
Some jurisdictions may require us or our licensors to grant licenses to third parties. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.
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
If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts, any of which could materially adversely affect our liquidity, business prospects and results of operations.
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
In the United States, there have been a number of legislative and regulatory proposals, at both the federal and state government levels, to change the healthcare system in ways that could affect our ability to sell our products profitably, if approved. To the extent that our products are deemed to be durable medical equipment (“DME”), they may be subject to distribution under Medicare’s Competitive Acquisition regulations, which could adversely affect the amount that we can seek from payors. Non-DME devices used in surgical procedures are normally paid directly by the hospital or health care provider and not reimbursed separately by third-party payors. As a result, these types of devices are subject to intense price competition that can place a small manufacturer at a competitive disadvantage.
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
We intend to market certain of our products and product candidates in non-U.S. markets. In order to market our existing and future products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.
Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.
We intend to seek approval to market certain of our existing and future products in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available products. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.
Our business may become subject to economic, political, regulatory and other risks associated with international operations.
Our business is subject to risks associated with conducting business internationally, in part due to some of our suppliers being located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:
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
Risks Related to Our Common Stock
The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.
For the two years ended December 31, 2009, the market price of our common stock has fluctuated from a high of $5.20 per share to a low of $0.40 per share. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
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
Further, the stock market in general, and the market for medical device companies in particular, has recently experienced extreme price and volume fluctuations. The volatility of our common stock is further exacerbated due to its low trading volume. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock and the loss of some or all of your investment.
Some or all of the “restricted” shares of our common stock issued in connection with the Share Exchange, our 2008 private placement, shares issuable upon conversion of our Series A Preferred Stock and shares of restricted common stock held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement under the Securities Act or without registration pursuant to Rule 144 promulgated thereunder, and these sales may have a depressive effect on the market price of our common stock.
Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock, making it difficult for our stockholders to sell their shares; and future sales of common stock could reduce our stock price.
Trading of our common stock is currently conducted on the OTCBB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Approximately 73% of the issued and outstanding shares of our common stock is held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock.

These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.
Sales by stockholders of substantial amounts of our shares of common stock, the issuance of new shares of common stock by us or the perception that these sales may occur in the future could materially and adversely affect the market price of our common stock, and you may lose all or a portion of your investment in our common stock.
Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission (“SEC”). This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.
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
Because our preferred stock accumulates dividends and has preferential liquidation and conversion features relative to our common stock, it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
Holders of our 10% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) are entitled to cumulative dividends at a rate of 10% per annum, which must be paid before any dividends are paid to holders of our common stock. The Series A Preferred Stock has a liquidation preference equal to the $1.00 per share original issue price plus all cumulative unpaid and undeclared dividends, which liquidation preference ranks senior to our common stock and must be paid in full before the proceeds of any liquidation may be paid to holders of our common stock. The Series A Preferred Stock is also convertible into common stock at an initial conversion price of $1.00 per share of common stock, subject to certain adjustments, and any conversion of Series A Preferred Stock into common stock by the holders thereof or by the Company would result in dilution to the existing holders of our common stock. These factors may result in lower market prices for our common stock and could also result in a larger spread between the bid and asked prices for our common stock.

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
There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board of directors, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Item 2.	Properties.
Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, our largest beneficial stockholder. We lease approximately 3,200 square feet under the lease agreement, which is for a five-year term that began on January 1, 2008.
Additionally, we lease approximately 462 square feet of office space in Omaha, Nebraska. This facility includes one administrative office used by Dr. Filipi, who is based in Omaha, Nebraska and is our Chief Medical Officer and one of the members of our Board of Directors. We also lease approximately 1,200 square feet of warehouse space in Miami, Florida which is used as our prototype lab.

Item 3.	Legal Proceedings.
We were a plaintiff in securities fraud and appraisal actions in respect of our ownership of 191,118 shares of common stock of TruePosition, Inc., a Delaware corporation (“TruePosition”). The securities fraud action was filed November 13, 2007 in the United States District Court for the District of Connecticut, whereby we and other plaintiffs party to the suit sought damages and other relief totaling $80 million. The related appraisal action was filed in the Chancery Court of the State of Delaware on August 31, 2007. We and the other plaintiffs terminated both the securities fraud and appraisal actions in December 2009 pursuant to settlement and release agreements related to the litigation whereby TruePosition agreed to pay each plaintiff approximately $4.72 per share of TruePosition common stock owned by such plaintiff. In December 2009, after deducting approximately $87,000 of legal fees and related administrative costs, we received cash proceeds of approximately $816,000 from the settlement. Prior to the settlement, we had paid approximately $81,000 towards legal and administrative costs, and we are obligated to contribute to any remaining legal and administrative costs based on our pro-rata participation in the litigation and settlement. We do not anticipate that our pro rata portion of any remaining legal or administrative costs will be material.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

	Bid Prices
	High	Low
2009
First Quarter	$1.00	$0.45
Second Quarter	1.06	0.50
Third Quarter	1.15	0.51
Fourth Quarter	1.25	0.53

2008
First Quarter	$4.60	$2.60
Second Quarter	2.90	2.25
Third Quarter	2.60	1.12
Fourth Quarter	1.65	0.51
As of March 15, 2010, there were approximately 200 record holders of our common stock, and we estimate that there are in excess of 1,300 beneficial owners of our common stock.
We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2009 and 2008, and we have no plans to pay any dividends or make any other distributions in the future.
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
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
We are a developmental stage, FDA-registered medical device company focused on the development of medical devices that manipulate tissues for obesity, GERD, hernia formation, esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.
We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID StaplerTM, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Clinical trials for our gastroplasty product candidates are anticipated to begin in the second half of 2010.
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
Results of Operations
Our losses totaled $11.7 million from September 15, 2005 (inception) through December 31, 2009. Such losses included $2.4 million and $5.2 million for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had an accumulated deficit of $11.7 million. Since we do not currently generate revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the initial commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Research and Development (“R&D”) costs and expenses were $1.3 million for the year ended December 31, 2009, as compared to $2.7 million for the year ended December 31, 2008. This $1.4 million decrease resulted primarily from a reduction in R&D staffing in early 2009 as we completed development of certain product candidates and focused our development activities on the AMID StaplerTM and Gastroplasty Device. R&D expense is anticipated to increase significantly in 2010 and beyond as we enter into more advanced stages of development for our Gastroplasty Device and other surgical product candidates, including the commencement of clinical trials.
General and Administrative costs and expenses were $1.4 million for the year ended December 31, 2009 as compared to $1.7 million for the year ended December 31, 2008. This $253,000 decrease is primarily related to reductions in stock-based compensation expense, accounting and legal fees, and rent and occupancy costs. General and administrative costs and expenses consist primarily of salaries and other related costs, including stock-based compensation expense. Other general and administrative costs and expenses include facility-related costs not otherwise included in research and development costs and expenses, and professional fees for legal and accounting services. We expect that our general and administrative costs and expenses will increase during 2010 from the addition of sales and marketing personnel as we commence commercialization activities for our AMID StaplerTM, which was cleared for U.S. marketing in November 2009 and for European Union marketing in February 2010. Additionally, we expect increased costs to comply with the reporting and other obligations applicable to public companies.
Other income of $903,000 for the year ended December 31, 2009 resulted from the gain recognized upon the disposition of our investment in TruePosition, pursuant to the litigation settlement described in Item 3 above and in Note 4 of the accompanying audited consolidated financial statements. Other income was negligible for the year ended December 31, 2008.
Interest income was negligible for the year ended December 31, 2009, as compared to $24,000 for the year ended December 31, 2008. This $24,000 decrease was primarily due to lower invested cash balances resulting from the use of cash in our operating activities. Interest expense was $19,000 for the year ended December 31, 2009, as compared to $24,000 for the year ended December 31, 2008. This $5,000 decrease was due to lower outstanding balances under the Credit Facility during the 2009 fiscal year.
Liquidity and Capital Resources
As a result of our significant R&D expenditures and the lack of any product sales revenue, we have not been profitable and have generated operating losses since inception. We do not expect to have any source of revenues before the second half of 2010, and we expect to incur losses from operations for the foreseeable future. Beginning in 2010, we expect to incur increasing R&D costs and expenses, including expenses related to hiring new personnel and conducting clinical trials. We expect that general and administrative costs and expenses will also increase as we expand our regulatory compliance and administrative staff and add sales and marketing personnel and infrastructure.
To date, we have funded our operations primarily with proceeds from the private placement of stock and credit facilities available to us from our stockholders. Our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities could be materially adversely affected by the recent economic turmoil in the world’s equity and credit markets. There can therefore be no assurance that we will be able to raise funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations. Additionally, the current economic turmoil could also reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our product candidates. Such delay could have a material adverse impact on our expected cash flows, liquidity, results of operations and financial position. In order to address this uncertainty, our management took steps throughout 2009 to minimize our near-term cash requirements by focusing our product development efforts primarily on those product candidates which we believed would have the most promising market potential and the shortest remaining development time, including the Gastroplasty Device and AMID StaplerTM.

As a result of these actions, we have received FDA and CE Mark clearance to begin marketing the AMID StaplerTM in the U.S., European Union and certain other countries, and we are preparing to commence clinical trials of our Gastroplasty Device. Commencing such commercialization and clinical trial activities are anticipated to significantly increase our cash requirements throughout 2010 and into the foreseeable future. Our management believes that our cash balance as of December 31, 2009 of approximately $871,000, together with the $2.0 million of proceeds from the January 2010 issuance of Series A Preferred Stock and the $4.0 million availability under our existing line of credit, the maturity date of which has been extended from June 2010 to June 2011, is sufficient to fund our current cash flow requirements through at least the end of 2010. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with our current and anticipated commercialization efforts and clinical trials.
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
We will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets at December 31, 2009 and 2008	44

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from September 15, 2005 (inception) through December 31, 2009	45

Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through December 31, 2009	46

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from September 15, 2005 (inception) through December 31, 2009	47

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SafeStitch Medical, Inc.
We have audited the accompanying consolidated balance sheets of SafeStitch Medical, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and for the period from September 15, 2005 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of their operations and cash flows for the years ended December 31, 2009 and 2008 and for the period from September 15, 2005 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Eisner LLP
New York, New York
March 29, 2010

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEETS
(in 000s, except share and per share data)

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$871	$561
Other receivable — related-party	21	13
Prepaid expenses	131	151

Total Current Assets	1,023	725
FIXED ASSETS
Property and equipment, net	147	168
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	255	851

Total Other Assets	257	853

TOTAL ASSETS (Note 6)	$1,427	$1,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$93	$273
Notes payable	50	—

Total Current Liabilities	143	273
Stockholder loans	—	—
Commitments and contingencies (Note 9)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized 10% Series A Cumulative Convertible Preferred Stock, 4,000,000 shares authorized, 2,000,000 and zero shares issued and outstanding, respectively; liquidation preference $2,088	20	—
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 17,962,718 shares issued and outstanding	18	18
Additional paid-in capital	12,974	10,817
Deficit accumulated during the development stage	(11,728)	(9,362)

Total Stockholders’ Equity	1,284	1,473

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,427	$1,746

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except per share amounts)

			September 15,
	Years Ended		2005 (Inception)
	December 31,		to December 31,
	2009	2008	2009

Revenues	$—	$—	$—

Costs and expenses

Research and development	1,256	2,682	6,843

General and administrative	1,399	1,652	4,072

Total costs and expenses	2,655	4,334	10,915

Loss from operations	(2,655)	(4,334)	(10,915)

Other income and (expense)

Other income	903	—	903

Interest income	—	24	77

Amortization of deferred financing costs	(595)	(851)	(1,729)

Interest expense	(19)	(24)	(64)

Total Other income and (expense)	289	(851)	(813)

Loss before income tax	(2,366)	(5,185)	(11,728)

Provision for income tax	—	—	—

Net loss	(2,366)	(5,185)	(11,728)

Loss attributable to common stockholders and loss per common share:

Net loss	(2,366)	(5,185)	(11,728)

Deemed dividend — Series A Preferred Stock	(200)	—	(200)

Dividends — Series A Preferred Stock	(88)	—	(88)

Loss attributable to common stockholders	(2,654)	(5,185)	(12,016)

Weighted average shares outstanding, basic and diluted	17,963	17,215

Net loss per basic and diluted share	$(0.15)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in 000’s, except per share amounts)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception — September 15, 2005	—	$—	—	$—	$—	$—	$—
Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)
Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369
Exercise of options (CTS) — September 23, 2007 at $0.79 per share	—	—	42	—	35	—	35
Stock-based compensation-September 4, 2007	—	—	—	—	77	—	77
Issuance of common shares in recapitalization — September 4, 2007 at $0.64 per share	—	—	4,795	5	3,078	—	3,083
SafeStitch expenses associated with recapitalization	—	—	—	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	65	—	65
Warrants issued in connection with credit facility-September 4, 2007 at $2.46 per share	—	—	—	—	1,985	—	1,985
Rule 16 payment received	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering — May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

			September 15,
			2005 (Inception) to
	Years Ended December 31,		December 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(2,366)	$(5,185)	$(11,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	595	851	1,729
Stock-based compensation expense	195	239	499
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	56	55	115
Gain on sale of TruePosition investment	(903)	—	(903)
Changes in operating assets and liabilities
Other current assets	12	(65)	(132)
Other assets	—	54	(2)
Accounts payable and accrued liabilities	(179)	20	(191)

NET CASH USED IN OPERATING ACTIVITIES	(2,590)	(4,031)	(10,536)

INVESTING ACTIVITIES
Purchase of equipment	(35)	(27)	(262)
Proceeds from sale of TruePosition investment	903	—	903
Payment received under Rule 16b	—	—	4

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	868	(27)	645

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	—	3,988	3,988
Issuance of Preferred Stock, net of offering costs	1,982	—	1,982
Capital Contributions	—	—	1,431
Proceeds from notes payable	71	—	71
Repayment of notes payable	(21)	—	(21)
Proceeds from stockholder loans	900	1,000	2,860
Repayment of stockholder loans	(900)	(1,000)	(2,776)
Exercise of options	—	—	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,032	3,988	10,762

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	310	(70)	871

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	561	631	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$871	$561	$871

Supplemental disclosures:
Cash paid for interest	$19	$24	$64
Non cash activities:
Stockholder loans contributed to capital	$—	$10	$84
Warrants issued in connection with credit facility	$—	$—	$1,985
The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND LIQUIDITY
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through December 31, 2009, the Company has accumulated a deficit of $11.7 million, including a net loss of $2.4 million for the year ended December 31, 2009, and has not generated revenue or positive cash flows from operations. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position (including the $2.0 million proceeds from the January 2010 issuance of Series A Preferred Stock), availability under the extended term of its $4.0 million line of credit from The Frost Group, LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens, management believes that the Company will be able to fund operations without substantial revenues or additional financing at least through December 2010. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon generating revenues from those products that do not require further marketing clearance by the U.S. Food and Drug Administration (“FDA”), obtaining FDA clearance to market its other product candidates, and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Cash and cash equivalents. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in banks and other financial institutions, and includes overnight repurchase agreements collateralizing its depository bank accounts (sweep accounts) in its cash balances. Balances in excess of Federal Deposit Insurance Corporation (“FDIC”) limitations may not be insured.
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
Stock-based compensation. The Company accounts for all share-based payments, including grants of stock options, as operating expenses, based on their grant date fair values. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Stock-based compensation is included in general and administrative costs and expenses for all periods presented.
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

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Estimated Useful lives	December 31, 2009	December 31, 2008
Machinery and equipment	5 years	$190,000	$153,000
Furniture and fixtures	3-5 years	35,000	37,000
Software	3-5 years	37,000	37,000

		262,000	227,000
Accumulated depreciation and amortization		(115,000)	(59,000)

Property and equipment, net		$147,000	$168,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $56,000 and $55,000, respectively, for the years ended December 31, 2009 and 2008.
NOTE 4 — LONG-TERM INVESTMENT
In November 1999, Cellular invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. (“KSI”) and also received warrants to purchase KSI common stock. All of the outstanding stock of KSI was acquired in August 2000 by TruePosition, Inc. (“TruePosition”), a majority owned subsidiary of Liberty Media Corporation (“Liberty Media”). Prior to the acquisition, the convertible note was exchanged for KSI common stock. Cellular exercised the KSI warrants and purchased additional KSI common stock for approximately $754,000. Cellular’s investment in KSI common stock was exchanged for 191,118 shares of TruePosition common stock on the date of the acquisition. The Company accounted for the $1,754,000 investment in TruePosition using the cost method. In December 2002, based upon its review of available information and communications with Liberty Media, Cellular concluded there had been an other-than-temporary decline in the estimated fair value of its investment and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the then-current fair value of Cellular’s investment in the net equity of TruePosition. In August 2007, the Company was informed that Liberty TP Acquisition, Inc. was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, were entitled to receive $3.5116 in cash in exchange for each share held. The Company exercised its statutory appraisal rights in respect of this merger, and became a party to both an appraisal action and a securities fraud litigation (see Note 9). The appraisal action and securities fraud litigation were terminated in December 2009 pursuant to settlement agreements under which each litigating stockholder received a total of $4.7247 in cash for each TruePosition share held. The Company recorded a $903,000 gain on the disposition of its 191,118 shares, and received cash proceeds of approximately $816,000, net of estimated litigation-related costs. The Company had previously paid approximately $81,000 toward such litigation costs and may be obligated to fund additional amounts if the final costs of the legal actions are higher than estimated. Management does not anticipate that the Company’s pro rata portion of any remaining legal or administrative costs will be material.
NOTE 5 — STOCK-BASED COMPENSATION
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

The Company granted 88,667 options outside of plans in September 2007 at an exercise price of $2.60 per share. The Company determined the estimated aggregate fair value of these options on the grant date to be $196,000, or approximately $2.21 per option. The stock-based compensation recorded for these options in the years ended December 31, 2009 and 2008 was $49,000 and $47,000, respectively, and is included in general and administrative expense.
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
The Company granted 358,500 and 168,000 stock options under the 2007 Plan during the years ended December 31, 2009 and 2008, respectively. The options granted during 2009 were issued at an exercise price of $0.80 per share and had an estimated aggregate grant date fair value of $180,000. The options granted during 2008 were issued at exercise prices between $1.16 and $3.10 per share and had an estimated aggregate grant date fair value of $318,000. The weighted average grant date fair value of the options granted during 2009 and 2008 was $0.50 per share and $1.89 per share, respectively.
Total stock-based compensation recorded for the years ended December 31, 2009 and 2008 was $195,000 and $239,000, respectively, and is included in general and administrative expense. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards is based upon the “simplified” method for “plain vanilla” options described in the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the years ended December 31, 2009 and 2008 was estimated using the following assumptions.

	Year ended	Year ended
	December 31, 2009	December 31, 2008
Expected volatility	74.59% – 86.43%	63.05% – 94.46%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.39% – 1.79%	0.76% – 3.35%
Expected life	4.0 – 5.5 years	3.5 – 5.5 years
Forfeiture rate	2.50%	0% – 2.50%
The following summarizes the Company’s stock option activity for the year ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2008	256,667	$2.80	7.12
Granted	358,500	$0.80	5.85
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2009	615,167	$1.63	5.98	$162,540

Exercisable at December 31, 2009	180,501	$2.76	5.71	$1,215

Vested and expected to vest at December 31, 2009	593,163	$1.65	5.98	$154,363

None of the 358,500 options granted during the year ended December 31, 2009, were vested as of December 31, 2009. At December 31, 2009, there was $142,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.57 years.
No options were exercised during the years ended December 31, 2009 and 2008. The $195,000 of stock-based compensation recorded for the year ended December 31, 2009 is net of an approximately $15,000 credit related to the modification of stock option awards for certain former employees. On the modification date, the Company’s Compensation Committee accelerated and fully vested the former employees’ options, which were originally scheduled to vest on various dates through 2012. Additionally, the Compensation Committee extended the term of these options to one year following the modification date.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.
NOTE 6 — DEBT
The $50,000 notes payable balance at December 31, 2009 relates to the third-party financing of certain of the Company’s insurance policies. This note is a self-amortizing, 6.19% installment loan which matures in August 2010.
Credit Facility. In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of the Company’s common stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board and Steven D. Rubin, a director. The Credit Facility provides for $4.0 million in total available borrowings, consisting of $3.9 million from the Frost Group and $100,000 from Mr. Spragens. The Company has granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts due under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility had an initial term of 28 months, expiring in December 2009, and was amended in March 2009 to extend the Maturity Date to June 2010, and was amended again in March 2010 to extend the Maturity Date to June 2011 (see Note 16).
In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its Common Stock to the Frost Group and Mr. Spragens at an assumed exercise price of $0.25 per share. The fair value of the warrants was determined to be approximately $2.0 million on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense of $595,000 and $851,000 related to these deferred financing costs during the years ended December 31, 2009 and 2008, respectively.
The Company borrowed $900,000 under the Credit Facility during the year ended December 31, 2009 and repaid the entire outstanding balance in July 2009, using the proceeds of the Series A Preferred Stock offering described in Note 7. The Company borrowed $1.0 million under the Credit Facility during the year ended December 31, 2008 and repaid the entire then-outstanding balance in June 2008 using the proceeds of the 2008 Private Placement of Common Stock described in Note 7. The Company recognized interest expense related to the outstanding borrowings under the Credit Facility for the years ended December 31, 2009 and 2008 of $19,000 and $24,000, respectively. As of December 31, 2009 and 2008, there was no balance outstanding under the Credit Facility.

Stockholder Loans. As of the date of the Share Exchange, SafeStitch LLC had $10,000 in outstanding loans payable to a member controlled by Mr. Spragens. This loan was repaid in December 2008 with 8,197 shares of the Company’s common stock pursuant to resolutions approved by both the Audit Committee and a majority of the Board of Directors. The exchange ratio was based upon the average closing price of the Company’s common stock for the five trading days immediately preceding the transaction. Mr. Spragens did not participate in the Board vote. As of December 31, 2009, there were no stockholder loans outstanding.
NOTE 7 — CAPITAL TRANSACTIONS
2008 Private Placement of Common Stock. During the period beginning May 22, 2008 and ended May 28, 2008, the Company entered into stock purchase subscription agreements (the “Subscription Agreements”) with certain private investors (the “Investors”), pursuant to which the Company agreed to issue an aggregate of 1,861,505 shares (the “Shares”) of its Common Stock at a purchase price of $2.15 per share. The Company’s Board of Directors established the $2.15 purchase price based on an approximately 10% discount to the average closing price of the Common Stock on the OTCBB during the five trading days beginning April 23, 2008 and ended April 29, 2008. The Company closed on the issuance of the Shares during the period beginning May 22, 2008 and ended May 28, 2008. The Company received aggregate consideration for the Shares of approximately $4.0 million and incurred $14,000 of costs related to the offering, which were recorded as a reduction of paid-in-capital. Among the Investors acquiring a portion of the Shares were Dr. Hsiao, Mr. Spragens and some of his relatives, Dr. Kenneth Heithoff, a former director, Kevin Wayne, a director, and Frost Gamma Investments Trust. The Company issued the Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that the Shares were being acquired for investment purposes. The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 promulgated thereunder. The Company has not undertaken to register the Shares and no registration rights have been granted to the Investors in respect of the Shares.
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
The Company issued the Current Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The Current Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) of the Securities Act and that the Current Shares were being acquired for investment purposes. The Current Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 promulgated thereunder. The Company has not undertaken to register the Current Shares, and no registration rights have been granted to the Current Investor in respect of the Current Shares.
Additionally, on July 21, 2009, the Company entered into a second securities purchase agreement (the “Future Purchase Agreement”) with certain other private investors (the “Future Investors”), pursuant to which the Future Investors agreed to purchase, at the Company’s election upon ten days written notice delivered to the Future Investors by the Company, an aggregate of up to 2,000,000 shares of Series A Preferred Stock (the “Future Shares”) at a purchase price of $1.00 per share. Among the Future Investors who obligated themselves to potentially acquire a portion of the Future Shares were Hsu Gamma Investment, L.P., an entity of which Dr. Hsiao is general partner, Mr. Spragens and Frost Gamma Investments Trust (collectively, the “Related Party Investors”). Each of the Related Party Investors is the beneficial owner of more than 10% of the Company’s Common Stock. On January 12, 2010, the Company closed on the issuance of 2,000,000 Future Shares pursuant to the terms of the Future Purchase Agreement for aggregate consideration of $2.0 million (see Note 16).

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
The Series A Preferred Stock is convertible by the holders at any time into shares of Common Stock at a conversion rate equal to the quotient obtained by dividing the Liquidation Amount by $1.00. The Series A Preferred Stock may be converted by the Company at any time at the then-current conversion rate, but only if the aggregate market value of the Common Stock equals or exceeds $150 million over a specified period. The holders of Series A Preferred Stock have the right to receive notice of any meeting of holders of Common Stock or Series A Preferred Stock and to vote (on an as-converted into Common Stock basis) upon any matter submitted to a vote of the holders of Common Stock or Series A Preferred Stock. Except as otherwise expressly set forth in the Company’s Restated Certificate of Incorporation, as amended from time to time, the holders of Series A Preferred Stock will vote on each matter submitted to them, together with the holders of Common Stock and all other classes and series of the Company’s capital stock entitled to vote on such matter, taken together as a single class. To the extent it is lawfully able to do so, the Company may redeem all of the then outstanding shares of Series A Preferred Stock by paying in cash an amount per share equal to $1.00 plus all declared or accrued unpaid dividends on such shares, subject to adjustment for any stock dividends or distributions, splits, subdivisions, combinations, reclassifications, stock issuances or similar events with respect to the Common Stock.
On July 22, 2009, the closing price of the Common Stock on the OTCBB was $1.10, resulting in a beneficial conversion feature of $0.10 per share of Series A Preferred Stock on the issue date. The $200,000 aggregate beneficial conversion feature of the Series A Preferred Stock on the issue date was deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the consolidated financial statements. Because the Series A Preferred Stock was immediately convertible to Common Stock, the $200,000 aggregate intrinsic value is deemed a dividend paid to the investors on such closing date. Such deemed dividend has been recorded as an increase in losses attributable to common stockholders and, in the absence of retained earnings, as a reduction of additional paid in capital.
As of December 31, 2009, the 2,000,000 outstanding shares of Series A Preferred Stock had accumulated undeclared and unpaid dividends totaling approximately $88,000.
NOTE 8 — BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended December 31, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31, 2009	December 31, 2008
Stock options	615,167	256,667
Stock warrants	805,521	805,521
Series A Preferred Stock	2,088,333	—

Total	3,509,021	1,062,188

NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $105,000 and $139,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the Company was obligated under non-cancellable operating leases to make future minimum lease payments (excluding sales taxes) as follows:

Year Ending December 31,

2010	$78,000
2011	74,000
2012	77,000
Thereafter	—

$229,000

The Company was a plaintiff in securities fraud and appraisal actions in respect of its ownership of 191,118 shares of common stock of TruePosition. The securities fraud action was filed November 13, 2007 in the United States District Court for the District of Connecticut, whereby SafeStitch and other plaintiffs sought damages and other relief totaling $80 million. The related appraisal action was filed in the Chancery Court of the State of Delaware on August 31, 2007. In August 2007, the Company was informed that Liberty TP Acquisition, Inc. was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, became entitled to receive $3.5116 in cash in exchange for each share held, which the Company and certain other minority stockholders considered insufficient compensation. The Company and other minority stockholders brought forth the aforementioned securities fraud and appraisal actions and, on August 10, 2007, the Company entered into a joint stockholder litigation governance and funding agreement (the “Funding Agreement”) with such other stockholders. Under the Funding Agreement, the Company agreed to fund a portion of the litigation expenses in connection with the appraisal and securities fraud actions. The appraisal action and securities fraud litigation were terminated in December 2009 pursuant to settlement agreements under which each litigating stockholder would receive a total of $4.7247 in cash for each TruePosition share held. The Company recorded a $903,000 gain on the disposition of its 191,118 shares, and received cash proceeds of approximately $816,000, net of estimated litigation-related costs. The Company had previously paid approximately $81,000 toward such litigation costs and may be obligated to fund additional amounts if the final costs of the legal actions are higher than estimated. Management does not anticipate that the Company’s pro rata portion of any remaining legal or administrative costs will be material.
The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 10). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID StaplerTM, for a period of ten years from the first commercial sale of such product. No royalties have been incurred or paid in the years ended December 31, 2009 and 2008.
NOTE 10 — AGREEMENT WITH CREIGHTON UNIVERSITY
On May 26, 2006, SafeStitch entered into an exclusive license and development agreement (the “Creighton Agreement”) with Creighton, granting the Company a worldwide exclusive (even as to the university) license, with rights to sublicense, to all the Company’s product candidates and associated know-how based on Creighton technology, including the exclusive right to manufacture, use and sell the product candidates.

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. During the years ended December 31, 2009 and 2008, the Company paid Creighton $41,000 and $177,000, respectively, in satisfaction of the 20% facility reimbursement obligation.
Pursuant to the Creighton Agreement, SafeStitch is entitled to exercise its own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion and other commercial exploitation of any licensed products, provided that, if the Company has not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the Creighton Agreement or the date such technology is disclosed to and accepted by SafeStitch, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by the Company, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless the Company purchases one or more one-year extensions.
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
At December 31, 2009, we have approximately $5.7 million of net operating loss carryforwards to offset future taxable income and $3.0 million of certain operating expenses which have been deferred as start up costs under Sec. 195 for federal income tax purposes, subject to limitations for alternative minimum tax. Start-up costs will continue to be capitalized until the month in which active business begins, at which time the costs may be amortized over 15 years. In addition, at December 31, 2009 we have approximately $129,000 of research and development tax credit carryforwards. The net operating loss and research and development credit carryforwards expire through 2029.
The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	December 31,	December 31,
	2009	2008
Income tax benefit at the federal statutory rate	34.00%	34.00%
State income taxes, net of effect on federal taxes	3.51%	3.44%
Research and development credit	1.57%	1.58%
Other	(0.20%)	2.71%
Increase in valuation allowance	(38.88%)	(41.73%)

Provision for income tax	0%	0%

The deferred tax asset at December 31, 2009 and 2008 consists of the following:

	2009	2008
Net operating loss carryforward	$2,121,000	$1,750,000
Deferred start up costs	1,115,000	669,000
Research and development credit carryforward	129,000	92,000
Stock-based compensation	217,000	144,000
Other	(22,000)	(15,000)

	3,560,000	2,640,000
Less: Valuation allowance	(3,560,000)	(2,640,000)

Net deferred tax asset	$—	$—

The change in the valuation allowance from December 31, 2008 to December 31, 2009 amounted to approximately $920,000. At December 31, 2006, Cellular had available for federal income tax purposes, net operating loss carryforwards of approximately $54.1 million which expire through 2026, and research and development tax credits of approximately $1.2 million that will expire through 2024. The Company had provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforwards and tax credits. Upon consummation of the share exchange with SafeStitch LLC, these net deferred tax assets along with net operating losses for 2007 were forfeited in accordance with Section 382 of the Internal Revenue Code.
The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009, the Company has no unrecognized tax benefit, including interest and penalties.
Tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
NOTE 12 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company entered into a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, the Company’s largest beneficial stockholder. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $6,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded $79,000 and $110,000 of rent expense related to the Miami lease for the years ended December 31, 2009 and 2008, respectively.
Dr. Jane Hsiao, the Company’s Chairman of the Board, is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of December 31, 2009, the Company had approximately $818,000 on deposit with Great Eastern Bank of Florida.
Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. Commencing in March 2008, the Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. The Company has recorded reductions to General and Administrative costs and expenses for the years ended December 31, 2009 and 2008 of $73,000 and $33,000, respectively, to account for the sharing of costs under this arrangement. Commencing in December 2009, the Company’s Chief Legal Officer also serves under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Cardo. The Company has recorded $15,000 of reductions to General and Administrative costs and expenses for the year ended December 31, 2009 to account for the sharing of costs under this arrangement. Aggregate accounts receivable from NIMS, Aero, Cardo and SearchMedia were approximately $21,000 as of December 31, 2009.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Richard Pfenniger are each significant stockholders, officers and/or directors of OPKO Health, Inc. (“OPKO”), a publicly-traded specialty healthcare company. Certain of the Company’s employees provided consulting services to OPKO on a cost-plus basis during 2008. The Company has recorded reductions to General and Administrative expense to account for the provision of these services totaling $0 and $49,000 for the years ended December 31, 2009 and 2008, respectively. The amounts charged may not be representative of those that would have been charged in an “arms-length” transaction. These transactions were ratified by the Audit Committee of the Board of Directors, and no accounts receivable from OPKO were outstanding as of December 31, 2009.
NOTE 13 — EMPLOYEE BENEFIT PLANS
Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company will contribute to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company’s matching contributions to the plan were approximately $22,000 and $32,000, respectively, for the years ended December 31, 2009 and 2008.
NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS
Noncontrolling Interests — Effective January 1, 2009, the Company adopted authoritative guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Business Combinations — Effective January 1, 2009, the Company adopted authoritative guidance which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance also established principles for recognizing and measuring the goodwill acquired in a business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the Financial Accounting Standards Board (“FASB”) amended and clarified this guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Under the amended guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, acquired contingencies should be accounted for using existing guidance. The adoption of this guidance applies to business combinations for which the acquisition date is on or after January 1, 2009, and has not had a material impact on the Company’s consolidated financial statements.
Collaborative Arrangements — Effective January 1, 2009, the Company adopted authoritative guidance which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Derivatives — Effective January 1, 2009, the Company adopted authoritative guidance for determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in previously issued guidance regarding derivative accounting. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

Subsequent Events — Effective June 30, 2009, the Company adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued additional guidance to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. The guidance was effective upon issuance and had no impact on the Company’s consolidated financial statements.
Codification — In June 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification, and any accounting literature not included in the Codification will not be authoritative; however, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective beginning with the Company’s third fiscal quarter of 2009. The Codification does not change or alter existing GAAP and, therefore, has not had any impact on the Company’s consolidated financial statements.
NOTE 15 — CONCENTRATION OF RISK
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however the Company’s cash deposits may at times be in excess of the FDIC limit. The Company’s deposits at banks above the FDIC limit are maintained in sweep accounts that are collateralized by overnight repurchase agreements. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.
NOTE 16 — SUBSEQUENT EVENTS
As discussed in Note 7 above, the Company entered into the Future Purchase Agreement on July 21, 2009 with the Future Investors, pursuant to which the Future Investors agreed to purchase, at a future closing, an aggregate of up to 2,000,000 Future Shares of the Company’s Series A Preferred Stock, at a purchase price of $1.00 per share, subject to the Company providing the Future Investors ten days written notice of such future closing date. On December 30, 2009, the Company provided notice to the Future Investors that the Company intended to consummate the sale of the Future Shares on January 12, 2010, and on January 12, 2010, the Company closed on the issuance of 2,000,000 Future Shares under the Future Purchase Agreement for aggregate consideration of $2.0 million. Among the Future Investors who purchased a portion of the Future Shares were the Related Party Investors identified in Note 7, who purchased an aggregate of 995,000 Future Shares. On January 12, 2010, the closing price of the Common Stock on the OTCBB was $1.25, resulting in a beneficial conversion feature of $0.25 per share of Series A Preferred Stock on the issue date. The $500,000 aggregate beneficial conversion feature of the Series A Preferred Stock on the issue date was deemed a discount on the issuance of the shares and, because the Series A Preferred Stock was immediately convertible to Common Stock, such $500,000 aggregate intrinsic value was further deemed a dividend paid to the Future Investors on such closing date. The Company is evaluating appropriate accounting guidance to determine whether the participation of the Related Party Investors will have an impact on the Company’s consolidated financial statements.
On February 17, 2010, the Company granted to directors, officers, existing employees and consultants an aggregate of 559,000 options to purchase the Company’s common stock under the 2007 Plan. Each such option was granted at an exercise price of $1.20 per share.
In March 2010, the Company, the Frost Group and Mr. Spragens amended the Credit Facility discussed in Note 6 above to further extend the Credit Facility’s Maturity Date from June 30, 2010 to June 30, 2011. All other terms and conditions of the Credit Facility remain unchanged.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
For the period ended December 31, 2009, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.
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
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

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

3.2
Amended and Restated Bylaws of SafeStitch Medical, Inc., filed as Exhibit 3.2 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

3.3	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

4.1	Specimen Certificate for Common Stock of Registrant, filed as Exhibit 4.1 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

4.2	Form of Common Stock Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

4.3	Specimen Certificate for Series A Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.1	Form of Lockup Agreement, filed as Exhibit 2.4 to our Current Report on Form 8-K filed with the SEC on July 31, 2007 and incorporated by reference herein.

10.2
Note and Security Agreement, dated as of September 4, 2007, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.3
Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC, filed as Exhibit 10.5 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

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

Exhibits:
10.7		Form of Subscription Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated by reference herein.

10.8
First Amendment to Note and Security Agreement, dated March 25, 2009, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 27, 2009 and incorporated by reference herein.

10.9		Form of Current Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.10		Form of Future Securities Purchase Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.11		Form of Subscription Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated by reference herein.

10.12	*+	Form of Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan.

10.13	*+	Form of Non-Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan.

10.14	*	Second Amendment to Note and Security Agreement, dated March 29, 2010, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens.

14.1	*	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Eisner LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Compensation Plan or Arrangement or Management Contract

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFESTITCH MEDICAL, INC.
Date: March 29, 2010	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey G. Spragens Jeffrey G. Spragens	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2010

/s/ Jane H. Hsiao, Ph.D. Jane H. Hsiao, Ph.D.	Chairman of the Board of Directors	March 29, 2010

/s/ Dr. Charles J. Filipi Dr. Charles J. Filipi	Chief Medical Officer and Director	March 29, 2010

/s/ Dr. Chao C. Chen Dr. Chao C. Chen	Director	March 29, 2010

/s/ Steven D. Rubin Steven D. Rubin	Director	March 29, 2010

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Director	March 29, 2010

/s/ Kevin T. Wayne Kevin T. Wayne	Director	March 29, 2010

/s/ Adam S. Jackson Adam S. Jackson	Chief Financial Officer (Principal Financial Officer)	March 29, 2010