Form 10-Q
period 2010-09-30
SafeStitch Medical, Inc.
filed 2010-11-12
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period ended September 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☐ No ☑
28,003,755 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 5, 2010.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2010 and 2009, and for the period from September 15, 2005 (inception) to September 30, 2010	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through September 30, 2010 (unaudited)	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009, and for the period from September 15, 2005 (inception) to September 30, 2010	6

Notes to unaudited condensed consolidated financial statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. (REMOVED AND RESERVED)	21

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	21

SIGNATURES	22

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000s, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,152	$871
Accounts receivable — trade	—	—
Other receivable — related-party	49	21
Prepaid expenses	49	131
Inventories	123	—

Total Current Assets	4,373	1,023
FIXED ASSETS
Property and equipment, net	365	147
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	77	255

Total Other Assets	79	257

TOTAL ASSETS	$4,817	$1,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$243	$93
Notes payable (Note 5)	—	50

Total Current Liabilities	243	143
Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized 10% Series A Cumulative Convertible Preferred Stock, 4,000,000 shares authorized, 0 and 2,000,000 shares issued and outstanding, respectively; liquidation preference $0 and $2,088, respectively	—	20
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 28,003,755 and 17,962,718 shares issued and outstanding, respectively	28	18
Additional paid-in capital	20,316	12,974
Deficit accumulated during the development stage	(15,770)	(11,728)

Total Stockholders’ Equity	4,574	1,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,817	$1,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except per share amounts)

					September 15,
					2005
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenues	$(2)	$—	$—	$—	$—

Cost of sales	(1)	—	—	—	—

Gross margin	(1)	—	—	—	—

Operating costs and expenses

Research and development	1,026	258	2,106	1,056	8,949

Selling, general and administrative	712	324	1,758	1,072	5,830

Total operating costs and expenses	1,738	582	3,864	2,128	14,779

Operating loss	(1,739)	(582)	(3,864)	(2,128)	(14,779)

Other income and expense

Other income	—	—	—	—	903

Interest income (expense), net	1	(6)	1	(19)	14

Amortization of debt issuance expense	(26)	(127)	(179)	(467)	(1,908)

Total other income and expense	(25)	(133)	(178)	(486)	(991)

Loss before income tax	(1,764)	(715)	(4,042)	(2,614)	(15,770)

Provision for income tax	—	—	—	—	—

Net loss	$(1,764)	$(715)	$(4,042)	$(2,614)	$(15,770)

Loss attributable to common stockholders and loss per common share:

Net loss	(1,764)	(715)	(4,042)	(2,614)	(15,770)
Deemed dividends — Series A Preferred Stock	(4,301)	(200)	(4,801)	(200)	(5,001)
Dividends — Series A Preferred Stock	(80)	—	(278)	—	(366)

Net loss attributable to common stockholders	$(6,145)	$(915)	$(9,121)	$(2,814)	$(21,137)

Weighted average shares outstanding, basic and diluted	24,041	17,963	20,285	17,963

Net loss per basic and diluted share	$(0.26)	$(0.05)	$(0.45)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(in 000s, except per share amounts)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception — September 15, 2005	—	$—	—	$—	$—	$—	$—
Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)
Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369
Exercise of options (CTS)-September 23, 2007 at $0.79 per share	—	—	42	—	35	—	35
Stock-based compensation-September 4, 2007	—	—	—	—	77	—	77
Issuance of shares in recapitalization — September 4, 2007 at $0.64 per share	—	—	4,795	5	3,078	—	3,083
SafeStitch expenses associated with recapitalization	—	—	—	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	65	—	65
Warrants issued in connection with credit facility-September 4, 2007 at $2.46 per share	—	—	—	—	1,985	—	1,985
Rule 16 payment received	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering — May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share	—	—	8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share, net of offering costs	2,000	20	—	—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share, net of offering costs	2,000	20	—	—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering — June 2010 at $1.00 per share, net of offering costs	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	360	—	360
Net loss	—	—	—	—	—	(4,042)	(4,042)

Balance at September 30, 2010 (unaudited)	—	$—	28,004	$28	$20,316	$(15,770)	$4,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

			September 15,
	Nine months Ended		2005 (Inception) to
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss	$(4,042)	$(2,614)	$(15,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	179	467	1,909
Stock-based compensation expense	360	142	859
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	59	42	174
Gain on sale of TruePosition investment	—	—	(903)
Inventory adjustments (Note 8)	23	—	23
Changes in operating assets and liabilities
Inventories	(146)	—	(146)
Other current assets	53	108	(79)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	150	(73)	(42)

NET CASH USED IN OPERATING ACTIVITIES	(3,364)	(1,928)	(13,900)

INVESTING ACTIVITIES
Purchase of equipment	(277)	(36)	(539)
Proceeds from sale of True Position investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(277)	(36)	368

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	4,974	—	8,962
Issuance of Preferred Stock, net of offering costs	1,998	1,982	3,980
Capital contributions	—	—	1,431
Proceeds from notes payable	—	—	71
Repayment of notes payable	(50)	—	(71)
Proceeds from stockholder loans	—	900	2,860
Repayment of stockholder loans	—	(900)	(2,776)
Exercise of options	—	—	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,922	1,982	17,684

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,281	18	4,152

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	871	561	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,152	$579	$4,152

Supplemental disclosures:
Cash paid for interest	$—	$19	$64
Non cash activities:
Non-cash dividend upon issuance and conversion of Preferred Stock	$4,801	$200	$5,001
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND LIQUIDITY
The following (a) condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.
SafeStitch is a developmental stage medical device company focused on the development of medical devices that manipulate tissues for endoscopic and minimally invasive surgery for the treatment of obesity, gastroesophageal reflux disease (“GERD”), hernial defects, Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding and other intraperitoneal abnormalities.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through September 30, 2010, the Company has accumulated a deficit of $15.8 million and has not generated positive cash flows from operations. At September 30, 2010, the Company had cash of $4.2 million and working capital of $4.1 million. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain its operations, including the January 2010 and June 2010 equity transactions described in Note 6. The Company’s efforts have been devoted principally to developing its technologies and commercializing its products. Based upon its current cash position; the availability under its $4.0 million credit facility with The Frost Group LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens (the “Credit Facility”), and by monitoring its discretionary expenditures, management believes that the Company will be able to fund its existing operations through the June 30, 2011 expiration of the Credit Facility. However, in order to fund all planned operations, including the commercialization of certain of the Company’s products and the anticipated expansion in 2011 of clinical trials for certain of the Company’s product candidates, the Company anticipates that additional external financing will be required before the Credit Facility expires. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon generating revenues from those products that do not require further marketing clearance by the U.S. Food and Drug Administration (“FDA”), obtaining FDA clearance to market its other product candidates and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

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
Inventories. Inventories are stated at lower of cost or market using the weighted average cost method and are evaluated at least annually for impairment. Inventories at September 30, 2010 primarily consist of reinforcing mesh used for hernia surgery and physicians’ samples of the AMID Stapler®. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts. The $123,000 inventory balance at September 30, 2010 is net of approximately $23,000 of adjustments related to the Company’s effort to implement a more reliable manufacturing process (see Note 8).
Property and equipment. Property and equipment are carried at cost less accumulated depreciation (see Note 3). Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of assets are expensed. Gain or loss, if any, on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated primarily on a straight-line basis over estimated useful lives of the assets.
Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured.
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative (“SG&A”) costs and expenses for all periods presented, and totaled $44,000 and $56,000, respectively, for the three and nine months ended September 30, 2010. Advertising and promotional costs and expenses totaled $3,000 and $4,000, respectively, for the three and nine months ended September 30, 2009.
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
Stock-based compensation. The Company accounts for all share-based payments, including grants of stock options, as operating expenses, based on their grant date fair values (see Note 4). The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Stock-based compensation is included in SG&A costs and expenses for all periods presented.
Fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. Related-party receivables and stockholder loans are carried at cost.
Long-lived assets. The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.
Income taxes. The Company follows the liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities (see Note 10). The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.
Comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented.
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

		September 30,	December 31,
	Estimated Useful Lives	2010	2009
Machinery and equipment	5 years	$452,000	$190,000
Furniture, fixtures and leasehold improvements	3-5 years	50,000	35,000
Software	3-5 years	37,000	37,000

		539,000	262,000
Accumulated depreciation and amortization		(174,000)	(115,000)

Property and equipment, net		$365,000	$147,000

Depreciation of fixed assets utilized in research and development activities is included in research and development costs and expenses. All other depreciation is included in SG&A costs and expenses. Depreciation and amortization expense was $29,000 and $15,000, respectively, for the three months ended September 30, 2010 and 2009, and was $59,000 and $42,000, respectively, for the nine months ended September 30, 2010 and 2009.
NOTE 4 — STOCK-BASED COMPENSATION
On November 13, 2007, the Board of Directors and a majority of the Company’s stockholders approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, which is administered by the Compensation Committee of the Board of Directors, the Company is allowed to grant awards of stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 2,000,000 shares of Common Stock, which are fully reserved for future issuance. At September 30, 2010, 804,000 shares of Common Stock remained available for issuance under the 2007 Plan. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant and, within any 12 month period, no person may receive stock options or stock appreciation rights for more than one million shares. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company granted 21,000 and 700,000 stock options, respectively, under the 2007 Plan during the three and nine months ended September 30, 2010. The options granted during 2010 were issued at exercise prices between $1.10 and $1.90 per share and had an estimated aggregate grant date fair value of $623,000. The Company granted zero and 358,500 stock options, respectively, under the 2007 Plan during the three and nine months ended September 30, 2009. The options granted during the nine months ended September 30, 2009 were issued at an exercise price of $0.80 per share and had an estimated aggregate grant date fair value of $180,000. The weighted average grant date fair value of the options granted during the nine months ended September 30, 2010 and 2009 was $0.89 per share and $0.50 per share, respectively.
Total stock-based compensation recorded for the three and nine months ended September 30, 2010 was $120,000 and $360,000, respectively. Total stock-based compensation recorded for the three and nine months ended September 30, 2009 was $54,000 and $142,000, respectively. All stock-based compensation is included in SG&A costs and expenses. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the nine months ended September 30, 2010 and 2009 was estimated using the following assumptions.

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Expected volatility	87.09% - 108.28%	74.59% - 86.43%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.21% - 3.11%	1.39% - 1.79%
Expected life	4.0 - 7.0 years	4.0 - 5.5 years
Forfeiture rate	0% - 5.00%	2.50%
The following summarizes the Company’s stock option activity for the nine months ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2009	615,167	$1.63	5.98
Granted	700,000	$1.20	6.42
Exercised	—	—
Canceled or expired	(30,500)	$2.24

Outstanding at September 30, 2010	1,284,667	$1.39	5.95	$987,920

Exercisable at September 30, 2010	427,667	$1.78	5.63	$253,870

Vested and expected to vest at September 30, 2010	1,236,248	$1.39	5.95	$945,997

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the 700,000 options granted during the first nine months of the Company’s 2010 fiscal year, 62,000 were vested as of September 30, 2010. At September 30, 2010, there was approximately $377,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.80 years.
No options were exercised during the three and nine months ended September 30, 2010 and 2009. The $142,000 of stock-based compensation recorded for the nine months ended September 30, 2009 is net of an approximately $15,000 credit related to the January 2009 modification of 17,000 stock option awards for certain former employees. On the modification date, the Compensation Committee accelerated and fully vested the former employees’ options, which were originally scheduled to vest on various dates through 2012. Additionally, the Compensation Committee extended the term of these options to one year following the modification date. All 17,000 modified options expired during the nine months ended September 30, 2010.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.
NOTE 5 — DEBT
In the normal course of business, the Company finances certain of its insurance policies through third-party lenders. These insurance notes are generally self-amortizing installment loans with maturities of less than one year. No such insurance notes were outstanding as of September 30, 2010.
Credit Facility. In connection with the acquisition of SafeStitch LLC, the Company entered into the Credit Facility with both The Frost Group and Jeffrey G. Spragens. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provides $4.0 million in total available borrowings, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens. The Company has granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts outstanding under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility, as amended, matures in June 2011.
In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $26,000 and $179,000, respectively, for the three and nine months ended September 30, 2010 and $127,000 and $467,000, respectively, for the three and nine months ended September 30, 2009.
The Company borrowed $900,000 under the Credit Facility during the nine months ended September 30, 2009 and repaid the entire then-outstanding balance in July 2009 using the proceeds of the 2009 issuance of Series A Preferred Stock described in Note 6. The Company recognized interest expense related to the outstanding borrowings of $6,000 and $19,000, respectively, for the three and nine months ended September 30, 2009. The Company has not borrowed any funds under the Credit Facility nor recorded any related interest expense for the nine months ended September 30, 2010 and has no outstanding advances under the Credit Facility as of September 30, 2010.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — CAPITAL TRANSACTIONS
2010 Private Placement of Common Stock. On June 15, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with 20 investors (the “PIPE Investors”) pursuant to which the PIPE Investors agreed to purchase an aggregate of 4,978,000 shares of Common Stock (the “PIPE Shares”) at a price of $1.00 per share. Among the PIPE Investors who purchased a portion of the PIPE Shares were Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity of which Dr. Jane Hsiao, the Company’s Chairman of the Board, is general partner, Frost Gamma and Grandtime Associates Limited (“Grandtime”), a Taiwan-based investment company. Each of Hsu Gamma, Frost Gamma and Grandtime purchased 1,300,000 PIPE Shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.
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
Upon the occurrence of a Liquidation Event (as defined in the Series A Preferred Stock’s Certificate of Designation, which is referred to as the “Certificate of Designation”), holders of Series A Preferred Stock are entitled to be paid, subject to applicable law, out of the assets of the Company available for distribution to its stockholders, an amount in cash (the “Liquidation Payment”) for each share of Series A Preferred Stock equal to the greater of (x) the Liquidation Amount for each share of Series A Preferred Stock outstanding, or (y) the amount for each share of Series A Preferred Stock the holders would be entitled to receive pursuant to the Liquidation Event if all of the shares of Series A Preferred Stock had been converted into Common Stock as of the date immediately prior to the date fixed for determination of stockholders entitled to receive a distribution in such Liquidation Event. Such Liquidation Payment will be paid before any cash distribution will be made or any other assets distributed in respect of any class of securities junior to the Series A Preferred Stock, including, without limitation, Common Stock. The holder of any share of Series A Preferred Stock may at any time and from time to time convert such share into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the Liquidation Amount of the share by (B) the conversion price, which was initially $1.00, subject to adjustment as provided in the Certificate of Designation. To the extent it is lawfully able to do so, the Company may redeem all of the then outstanding shares of Series A Preferred Stock by paying in cash an amount per share equal to $1.00 plus all declared or accrued unpaid dividends on such shares, subject to adjustment for any stock dividends or distributions, splits, subdivisions, combinations, reclassifications, stock issuances or similar events with respect to the Common Stock.
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
2010 Issuance of Series A Preferred Stock. On July 21, 2009, the Company entered into a second securities purchase agreement (the “Future Purchase Agreement”) with certain private investors (the “Future Investors,” together with the 2009 Investor, the “Preferred Investors”), pursuant to which the Future Investors agreed to purchase, at the Company’s election upon ten days written notice delivered to the Future Investors by the Company, an aggregate of up to 2,000,000 shares of Series A Preferred Stock (the “Future Shares,” together with the 2009 Shares, the “Preferred Shares”) at a purchase price of $1.00 per share. On December 30, 2009, the Company provided notice to the Future Investors that the Company intended to consummate the sale of the Future Shares on January 12, 2010, and on January 12, 2010, the Company closed on the issuance of 2,000,000 Future Shares under the Future Purchase Agreement for aggregate consideration of $2.0 million. Among the Future Investors who purchased an aggregate of 995,000 Future Shares were Hsu Gamma, Frost Gamma and Mr. Spragens, each of whom is the beneficial owner of more than 10% of the Common Stock.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company issued the Preferred Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. On July 22, 2009 and January 12, 2010, the closing prices of the Common Stock on the OTCBB were $1.10 and $1.25, respectively, resulting in beneficial conversion features of $0.10 and $0.25 per share of Series A Preferred Stock on the respective issue dates. The $200,000 and $500,000 aggregate beneficial conversion features of the Series A Preferred Stock on the issue dates were deemed discounts on the issuance of the Preferred Shares and were recorded as increases to additional paid-in capital in the consolidated financial statements. Because the Series A Preferred Stock was immediately convertible by the holders thereof into Common Stock, the $200,000 and $500,000 aggregate intrinsic value was deemed a dividend paid to the Preferred Investors on the relevant closing date. In the absence of retained earnings, such deemed dividends were recorded as reductions of additional paid-in capital and, for calculating net loss per common share, as increases in losses attributable to common stockholders (see Note 7).
2010 Conversion of Series A Preferred Stock. Effective September 10, 2010 (the “Conversion Date”), the Preferred Investors elected to convert an aggregate of 4.0 million shares of the Series A Preferred Stock pursuant to the terms of the Certificate of Designation. Following conversion of the Series A Preferred Stock, the Company had no issued and outstanding shares of any class of preferred stock. On the Conversion Date, for each converted share of Series A Preferred Stock, the holder thereof became entitled to receive one share of Common Stock, plus all accrued and unpaid dividends (“Unpaid Dividends”) thereon through the Conversion Date, which Unpaid Dividends were paid in shares of Common Stock in accordance with the Certificate of Designation. Approximately $366,000 of Unpaid Dividends had accumulated through the Conversion Date and an aggregate of 365,575 shares of Common Stock were issued as a result of the Unpaid Dividends (the “Dividend Shares”), of which 29,709 Dividend Shares were issued to each of Hsu Gamma and Frost Gamma, and 6,638 Dividend Shares were issued to Mr. Spragens.
To encourage the Preferred Investors to voluntarily convert their respective shares of Series A Preferred Stock, the Company offered to each Preferred Investor who converted his or her shares of Series A Preferred Stock on or prior to the Conversion Date the number of shares of Common Stock (the “Consideration Shares”) equal to the difference between (a) the number of shares of Common Stock issuable pursuant to a holder-initiated conversion of Series A Preferred Stock on March 31, 2012 and (b) the number of shares of Common Stock issuable pursuant to a holder-initiated conversion of Series A Preferred Stock on the Conversion Date, each as calculated in accordance with the Certificate of Designation. The Preferred Investors voluntarily elected to convert all of their respective shares of Series A Preferred Stock, and an aggregate of 697,462 Consideration Shares were issued, of which 76,261 Consideration Shares were issued to each of Hsu Gamma and Frost Gamma, and 17,042 Consideration Shares were issued to Mr. Spragens.
On September 10, 2010, the closing price of the Common Stock on the OTCBB was $1.85, resulting in an intrinsic value of $0.85 per share for the 4,000,000 shares of Common Stock issued upon conversion of the Series A Preferred Stock and the 365,575 shares of Common Stock issued as Dividend Shares. These 4,365,575 shares of Common Stock had an aggregate intrinsic value of $3.7 million on the Conversion Date, which was considered a deemed dividend. The 697,462 Consideration Shares issued on the Conversion Date had an aggregate market value of approximately $1.3 million, which was also considered a deemed dividend on the Conversion Date. In the absence of retained earnings, the $366,000 accumulated dividends and the $5.0 million aggregate deemed dividends were recorded as reductions of additional paid-in capital and, for calculating net loss per common share, as increases in losses attributable to common stockholders (see Note 7).
NOTE 7 — BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended September 30, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive. Potential common shares not included in calculating diluted net loss per share are as follows:

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2010	September 30, 2009
Stock options	1,284,667	615,167
Stock warrants	805,521	805,521
Series A Preferred Stock	—	2,038,333

Total	2,090,188	3,459,021

Under SEC accounting guidance, the difference between (a) the fair value of the consideration transferred to the Preferred Investors upon conversion of the Series A Preferred Stock and (b) the carrying amount of the Series A Preferred Stock on the Company’s balance sheet is required to be added to the Company’s net loss to arrive at loss available to common stockholders in the calculation of loss per share. As discussed in Note 6 above, the Preferred Investors received an aggregate dividend of $5.4 million, consisting of $366,000 accumulated dividends and $5.0 million aggregate deemed dividends. This $5.4 million aggregate dividend was recorded as a $4.4 million increase in losses attributable to common stockholders on the Conversion Date, after giving effect to the $700,000 beneficial conversion feature and $286,000 cumulative dividends recorded as increases in losses attributable to common stockholders in prior periods.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $51,000 and $101,000 for the three and nine months ended September 30, 2010, respectively, and $25,000 and $78,000 for the three and nine months ended September 30, 2009, respectively.
The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID Stapler, for a period of ten years from the first commercial sale of such product. No royalty expense has been recorded for the three and nine months ended September 30, 2010, and no royalty expense was recorded for the three and nine months ended September 30, 2009.
The Company has placed orders with various suppliers for the purchase of certain tooling, inventory and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months. The Company currently has no material commitments with terms beyond twelve months.
In late July 2010, the Company voluntarily suspended sales of the AMID Stapler in order to implement a more robust and reliable commercial manufacturing process. The Company intends to recommence stapler sales in 2011. The costs associated with evaluating the existing manufacturing process and developing and implementing any necessary design or process modifications are expensed as incurred and are included in SG&A costs and expenses. For the three months ended September 30, 2010, the Company recorded approximately $10,000 of inventory adjustments to account for staplers expected to be consumed in the evaluation of the existing manufacturing process and $31,000 of other SG&A expenses to account for engineering and other incurred costs associated with developing a more reliable manufacturing process. Management expects that the implementation of design and process modifications will delay anticipated revenues associated with the sale of the staplers and result in increased expenses at least through the first quarter of 2011.
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

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. The Company recorded research and development costs and expenses related to the 20% facility reimbursement obligation totaling approximately $10,000 and $42,000, respectively for the three and nine months ended September 30, 2010, and $10,000 and $30,000, respectively, for the three and nine months ended September 30, 2009.
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
The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in selling, general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2010 or December 31, 2009.
The tax years 2007-2009 remain open to examination by the major tax jurisdictions in which the Company operates. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2006 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
NOTE 11 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
As more fully described in Note 5, the Company entered into the $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group. There were no advances under the Credit Facility during the three and nine months ended September 30, 2010. Advances under the Credit Facility totaled $100,000 and $900,000, respectively, for the three and nine months ended September 30, 2009, and no amounts were outstanding as of September 30, 2009. The Company recognized interest expense related to the outstanding borrowings of $6,000 and $19,000, respectively, for the three and nine months ended September 30, 2009. No interest expense related to the Credit Facility has been recorded for the three and nine months ended September 30, 2010, and there were no outstanding borrowings at September 30, 2010.
The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in July 2010 to include additional office space in the same building, and current rental payments under the lease are approximately $14,000 per month. The Company recorded rent expense related to the Miami lease totaling approximately $44,000 and $82,000, respectively, for the three and nine months ended September 30, 2010, and $20,000 and $60,000, respectively, for the three and nine months ended September 30, 2009.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During 2008 and until August 2009, Dr. Hsiao served as a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of September 30, 2010, the Company had approximately $120,000 on deposit with Great Eastern Bank of Florida.
Dr. Hsiao, Dr. Frost and Mr. Rubin are each significant shareholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and Aero under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Cardo. The Company has recorded reductions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $85,000 and $210,000, respectively, for the three and nine months ended September 30, 2010, and $18,000 and $57,000, respectively, for the three and nine months ended September 30, 2009. Aggregate accounts receivable from NIMS, Aero, Cardo and SearchMedia were approximately $48,000 as of September 30, 2010.
NOTE 12 — EMPLOYEE BENEFIT PLANS
Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $11,000 and $28,000, respectively, for the three and nine months ended September 30, 2010 and $6,000 and $17,000, respectively, for the three and nine months ended September 30, 2009.
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
NOTE 14 — SUBSEQUENT EVENTS
On October 29, 2010, the Company was awarded a $244,000 tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project (QTDP) program for research related to development of the AMID Stapler and the related Simplified Stapled Lichtenstein Procedure (SSLP™) for hernia repair. The QTDP program was created by Congress on May 21, 2010 under Section 48D of the Internal Revenue Code, as enacted under the Patient Protection and Affordable Care Act. The QTDP program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or significantly advance the goal of curing cancer. The $244,000 grant will not be taxable income for federal tax purposes.
Effective November 12, 2010, the Company’s Chief Operating Officer resigned from the Company to pursue other interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to: our ability to obtain additional funding to continue our operations; our ability to successfully commercialize our existing products, including improving the quality of and recommencing manufacturing and sales of the AMID Stapler®; our ability to successfully develop, clinically test and commercialize our product candidates; the timing and outcome of the regulatory review process for our product candidates; changes in the health care and regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management, marketing and scientific personnel; competition; our ability to successfully prepare file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern, and our ability to identify and pursue development of additional product candidates, as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
We are a developmental stage medical device company focused on the development of medical devices that manipulate tissues for endoscopic and minimally invasive surgery for the treatment of obesity, GERD, hernial defects, esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding and other intraperitoneal abnormalities.
We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID Stapler®, SMART DilatorTM and standard and airway bite blocks. As required, we intend to rapidly, efficiently and safely move into initial or additional clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Preliminary clinical trials for our gastroplasty product candidates began in the third quarter of 2010.
Products and Product Candidates
Three of our products may currently be marketed in the United States without further FDA clearance. We received the necessary FDA 510(k) clearances to market the AMID Stapler and SMART Dilator as Class II devices in November 2009 and February 2009, respectively. The AMID Stapler was further granted CE Mark clearance in February 2010 to market the stapler in the European Union and other countries requiring CE clearance. We believe that our standard and airway bite blocks are Class I 510(k)-exempt devices that require no preclearance from the FDA prior to marketing. We believe our Intraluminal Gastroplasty Device for Obesity and GERD (the “Gastroplasty Device”), and our Barrett’s Excision and Ablation Device (the “Barrett’s Device”), which are both still in development, will require investigational device exemption (IDE) clinical data for FDA approval as Class II 510(k) devices. In September 2010, we completed the surgical phase of preliminary human trials of our Gastroplasty Device, and we will conduct follow-up evaluations through the middle of 2011. We are preparing protocols for U.S clinical trials of the Gastroplasty Device and anticipate submitting IDE trial plans to the FDA for review by the end of 2010, with in human trials beginning in 2011. We submitted applications to the FDA in June and July 2010 for approval to market individual components of the Gastroplasty Device for general indications, and we are preparing responses to the FDA’s requests for additional information. We are also beginning initial preparation of clinical trial protocols for the Barrett’s Device.

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
Results of Operations
We incurred losses of $4.0 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively, and we had an accumulated deficit of $15.8 million at September 30, 2010. Since we do not currently generate revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the initial commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to increase over time, particularly as we expand clinical trials for our Gastroplasty Device and other of our product candidates. We also expect to rebuild our marketing and distribution infrastructure in support of the 2011 commercial launch of the AMID Stapler, as discussed below.
We commenced production of the AMID Stapler at a contract manufacturing facility during the first quarter of 2010 and initially began commercial sales of the AMID Stapler in June 2010. In late July 2010, we voluntarily suspended sales of the stapler so that we could implement a more robust and reliable commercial manufacturing process. We expect to recommence stapler sales in the first half of 2011; however, there can be no assurance our efforts will result in the improvements or reliability we are seeking by that time, or at all. We expect that the implementation of any necessary design or process modifications will continue to delay anticipated revenues associated with the sale of the staplers and will result in increased expenses at least through the first quarter of 2011. The hiring and training of marketing, sales and customer service personnel and the purchase of inventory in support of stapler sales will also increase our marketing and distribution expenses beginning in the first quarter of 2011.
Three and Nine months ended September 30, 2010 Compared to Three and Nine months Ended September 30, 2009
Revenue and Cost of Sales. We commenced sales of the AMID Stapler at the end of June 2010 and recorded approximately $2,000 of net revenue and $1,000 cost of sales for the three and six months ended June 30, 2010. After suspending sales of the stapler in August, we accepted product returns from our customers for full credit, resulting in a $2,000 revenue reversal and a $1,000 cost of sales reversal for the three months ended September 30, 2010. As a result, net revenue, costs of sales and gross margin were all $0 for the nine months ended September 30, 2010. No revenue, cost of sales or gross margin was recorded in 2009 or any prior period, as we had not yet commenced sales of any products.
Research and Development Costs and Expenses. Research and development (“R&D”) costs and expenses were $1.0 million and $2.1 million, respectively, for the three and nine months ended September 30, 2010 as compared to $258,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2009. These $768,000 and $1.0 million respective increases resulted primarily from an approximately $330,000 increase in payroll costs related to the addition of R&D staff during the nine months ended September 30, 2010 and increased expenditures during the nine months ended September 30, 2010 of approximately $1.0 million for contract research, animal testing and other R&D costs primarily related to the development and manufacture of devices to be used in clinical trials of our Gastroplasty Device. Approximately $144,000 of R&D costs and expenses for the three and nine months ended September 30, 2010 related to the preliminary trials of our Gastroplasty Device conducted in the three months then ended. These increases were offset in part by an approximately $497,000 reduction in contract research spending in the nine months ended September 30, 2010 related to the development of the AMID Stapler, which was completed in 2009. We expect R&D costs and expenses to continue to increase significantly in the fourth quarter of 2010 and beyond as we enter into more advanced stages of development for our Gastroplasty Device and other surgical product candidates. These increased costs are expected to come from increased payroll costs related to the expansion of our engineering and product development staff, as well as the anticipated expansion of clinical trials.

Selling, General and Administrative Costs and Expenses. Selling, general and administrative (“SG&A”) costs and expenses were $712,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2010, as compared to $324,000 and $1.1 million, respectively for the three and nine months ended September 30, 2009. These $388,000 and $686,000 respective increases primarily related to increased payroll costs from the addition of administrative, marketing and sales personnel, a $218,000 increase in stock-based compensation expense, and increased advertising, travel and trade show expenses related to the initial commercialization of the AMID Stapler, as well as approximately $33,000 of inventory adjustments and $31,000 of engineering and other incurred costs associated with our efforts to develop a more reliable manufacturing process. These increases were offset in part by reductions in accounting and legal fees. SG&A costs and expenses consist primarily of salaries and other related costs, including stock-based compensation expense. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, and professional fees for legal and accounting services. We expect that our SG&A costs and expenses will decrease beginning in the fourth quarter of 2010 and will remain relatively stable until such time as we recommence commercialization activities for the AMID Stapler.
Liquidity and Capital Resources
We have not generated revenues and have incurred operating losses since inception, and we expect to continue incurring losses from operations for the foreseeable future. Until we recommence sales of the AMID Stapler or commercialize another product, we will not generate any revenues. Our research and development expenditures are expected to expand significantly as we expand clinical trials for our Gastroplasty Device and other of our product candidates. While we have reduced marketing and distribution expenditures during the suspension of sales of the AMID Stapler, we expect to make significant investment in inventory and the hiring and training of marketing, sales and customer service personnel prior to recommencing sales in 2011. We have funded our operations to date primarily with proceeds from the private placement of equity and from advances under credit facilities available to us. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with such development and commercialization activities. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs and results of commercialization activities, including product marketing, sales and distribution activities and the implementation of improved commercial manufacturing processes. We believe that our $4.2 million cash balance as of September 30, 2010, together with the $4.0 million availability under our existing line of credit, will be sufficient to fund our minimum cash flow requirements through the June 30, 2011 expiration of the line of credit. However, in order to fund all of our planned operations, including the anticipated expansion in 2011 of clinical trials for the Gastroplasty Device, we believe we will require additional external financing prior to June 2011.
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
Item 4. Controls and Procedures.
We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the system was operating effectively as of such date to ensure appropriate disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
Effective November 12, 2010, Dr. Stewart Davis, the Company’s Chief Operating Officer, resigned from the Company to pursue other interests.
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

SAFESTITCH MEDICAL, INC.
Date: November 12, 2010	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Adam S. Jackson
Adam S. Jackson
Chief Financial Officer