Form 10-K
period 2010-12-31
SafeStitch Medical, Inc.
filed 2011-03-30
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010, was: $9.5 million
As of March 28, 2011 there were 28,003,755 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2011 Annual Meeting of Stockholders.

SAFESTITCH MEDICAL, INC.
TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
•
The continuing worldwide economic and market instability may materially and adversely affect the demand for our products and, if and when approved, our product candidates, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

•	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.
•	Some of our technologies are in an early stage of development and are unproven.
•	Our research and development activities may not result in commercially viable products.
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
More information about us may be found at our website: www.SafeStitch.com. Information contained on our website is not incorporated by reference and does not comprise a part of this Annual Report on Form 10-K. Please refer to page 19 for a glossary of certain medical terms used in this Annual Report on Form 10-K.
General
We were originally incorporated in August 1988 as NCS Ventures Corp. under the laws of the State of Delaware, after which our name changed to Cellular Technical Services Company, Inc. On September 4, 2007, we acquired SafeStitch LLC, and, in January 2008, we changed our name to SafeStitch Medical, Inc.
Company Overview
We are a developmental stage FDA-registered medical device company focused on the development of medical devices that manipulate tissues for the treatment of obesity, gastroesophageal reflux disease (“GERD”), hernia formation, esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.
We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID Stapler®, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Preliminary clinical trials for our gastroplasty product candidates began in the third quarter of 2010 and are expected to continue starting in the second half of 2011. Sales of our AMID Stapler® are anticipated to begin in the second half of 2011.
Our goal in designing surgical devices is to accomplish one or more of the following surgical goals:
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
Market Opportunities
We believe the market for our products and product candidates is driven by:
•	The aging and heavier population;
•	An active and increased life expectancy among the aging baby-boomer generation;
•	Painful and expensive surgical procedures with a moderate to high incidence of complications;
•	Increasing need to treat obesity, GERD, Barrett’s Esophagus and other intraperitoneal abnormalities; and
•	An increased awareness of the benefits of minimally invasive surgery.
Our lead product candidates are designed for use in operations necessitated in large part by obesity. The incidence of obesity (defined as 100 pounds over ideal body weight) is increasing, despite increased public awareness of the health risks associated with obesity and the growth of the diet and fitness industries. According to recent surveys and medical journal reports, roughly 25% of the U.S. population is considered obese. Some estimates project that 100 million Americans, or approximately 35% of the anticipated U.S. population, will be obese by the year 2017. The incidence of obesity is increasing not only in the U.S., but is becoming a problem world-wide, including in newly industrialized countries such as China and India.
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
As a result of the foregoing, bariatric surgery has become more prevalent as an alternative. An estimated 350,000 to 400,000 bariatric surgical procedures are performed annually worldwide. Bariatric surgery is usually recommended for those people with a body mass index (BMI) of 35 or higher or for those who are approximately 100 pounds overweight. Currently the most common bariatric surgery methods include gastric bypass, gastric banding and gastroplasty. Gastric bypass combines the creation of a small stomach pouch to restrict food intake and the construction of bypasses of the duodenum and other segments of the small intestine, thereby decreasing the body’s ability to absorb nutrients from food. In gastric banding procedures, a small inflatable/dilatable band (which allows adjustment to the size of the opening between the pouch and the stomach) is placed around the upper part of the stomach, creating a small pouch, so that patients feel full sooner. In vertical banding gastroplasty procedures, or stomach stapling, a band and staples are used to create a small stomach pouch. These procedures are expensive, require significant incisions and have a moderate to high level of complications.
Our lead product candidates can also be used to treat GERD and GERD-related complications such as Barrett’s Esophagus. In GERD patients, the esophageal junction does not close completely and acid or bile from the stomach enters the esophagus. Both the hydrochloric acid and bile from the stomach can damage the esophagus. A significant portion of the adult population in the United States suffers GERD symptoms. Left untreated for a prolonged period of time, GERD can lead to complications such as Barrett’s Esophagus, a precancerous change to the thin layer of tissue lining the esophagus. Barrett’s Esophagus can develop into a relatively rare, but often deadly type of cancer of the esophagus. Worldwide, there are approximately 200,000 — 250,000 GERD or acid reflux surgical or transoral procedures performed annually. We believe that none of the currently available outpatient endoscopic procedures have proven effective in reversing inflammation of the esophagus or the amount of acid reflux. Another common GERD complication is scar tissue in the esophagus that inhibits the movement of swallowed food and drink. This and other types of esophageal restrictions are treated by inserting a dilator tube or inflatable balloon at the stricture and dilating the esophagus. Approximately 2 million esophageal dilations are performed annually worldwide, and 20 million endoscopies are performed annually worldwide. Endoscopies require a bite block to protect both the endoscope and the patient’s teeth.

Our AMID Stapler® is designed for use in open surgical repair of both inguinal (groin) and ventral (abdominal) hernias. Hernias impact approximately 1% of the world’s population, and roughly 800,000 inguinal hernias are repaired annually in the United States. Greater than 80% of the surgeries worldwide for this most common form of hernia are performed using the Lichtenstein Hernia Repair, whereby a surgeon repairs and reinforces the abdominal wall by affixing mesh through an open incision. Hernias are also repaired through open incision without affixing mesh, and laparoscopically either with or without mesh reinforcement.
Products
The AMID Stapler®
We developed the AMID Stapler® in cooperation with Dr. Parviz Amid, a pioneer of and renowned expert in the Lichtenstein Hernia Repair. This stapler uses non-absorbable titanium staples to repair inguinal (groin) or ventral (abdominal) hernias. The staples are used to fix mesh in place, which helps prevent the recurrence of a hernia. In November 2009, we received FDA clearance to market the AMID Stapler® in the U.S. as a Class II device, and, in February 2010, we received CE Mark clearance to market the stapler in the European Union and other countries requiring CE clearance. After we commenced production of the AMID Stapler® in 2010, we voluntarily suspended sales in order to implement several design improvements and a more robust and reliable commercial manufacturing process. As a result of these design improvements, we will submit a “Special 510(k)” to FDA for clearance prior to marketing the AMID Stapler® in the United States. Additionally, we will supplement our Technical File prior to marketing the AMID Stapler® in the European Union. We expect to begin commercial sales of the AMID Stapler® in the second half of 2011.
SMART DilatorTM
Dilators are used when an endoscopy demonstrates the narrowing of the esophagus. Narrowing may be treated by administering GERD medication or by using a dilator to expand the esophagus. Approximately 800,000 dilations are performed in the United States each year. Studies have estimated that approximately 10,000 instances of perforation of the esophagus occur annually as a result of esophageal dilation. According to peer-reviewed literature, dilation results in a 0.5-1.0% perforation rate. Untreated perforation of the esophagus is fatal, usually within two days. Research indicates that, during dilation, the physician should place no greater than two pounds of pressure on the dilator. Our SMART DilatorTM has a handle that changes from green to yellow and then to red, providing the physician a visual indicator of how close he or she is to the recommended two pound limit. Additionally, the SMART DilatorTM handle locks in place when the force applied to the dilator exceeds 2.5 pounds of pressure. While there are numerous dilators on the market, we believe none include a feedback mechanism similar to that contained in the SMART DilatorTM.
In February 2009, we received FDA clearance to market the SMART DilatorTM in the U.S. as a Class II device, and we are currently evaluating commercialization options.
Bite Blocks
A bite block is used to protect the endoscope used in transoral gastrointestinal procedures and is required in all such procedures. A number of bite blocks are on the market.
Standard Bite Block. Our Standard Bite Block is designed with a bigger lip and slightly different aperture than other bite blocks on the market. Because this is a Class I device, significant testing has not been necessary; however, in 2008, Creighton University Medical Center performed a bite block study to test for comfort during endoscopic procedures in in vivo human patients. This is a Class I 510(k)-exempt device that requires no preclearance from the FDA prior to marketing.

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
The Gastroplasty Device is the most tested of our devices, and our testing to date has demonstrated its effectiveness. In animal tests and ex vivo human testing, the Gastroplasty Device has been successful in obesity surgeries for suturing and excising tissue and reducing stomach size. We have tested a prototype in two patients with the approval of the IRB at Creighton University Medical Center, and we have successfully tested our first investigational devices in five patients in Hungary, and in which follow up observations were reviewed in March 2011 approximately six months following the initial procedure. At the six month follow-up, we observed, through endoscopic visualization, that the operative site showed significant scar tissue as intended with the scar forming a restrictive ring for weight loss for the treatment of obesity or in the case of GERD, a barrier to prevent acid from refluxing into the esophagus. We also observed that the weight loss and esophageal monitoring was satisfactory and as expected. We expect to continue in vivo human testing of this device in the United States during the second half of 2011, following anticipated FDA review of our clinical trial protocols. We are preparing separate GERD and obesity clinical trial protocols for this device and anticipate submitting the final investigational device exemption (“IDE”) trial plans to the FDA for review by the end of the first half of 2011. We intend to apply for clearance of the Gastroplasty Device for both GERD and obesity by the FDA in accordance with all applicable requirements.
Barrett’s Excision and Ablation Device for Treatment and Diagnosis (“Barrett’s Device”)
Barrett’s Esophagus, which may be caused by GERD, is a condition in which the lining of the esophagus imitates the stomach mucosa, beginning at the esophageal junction and migrating upward. Barrett’s esophageal tissue is pre-cancerous and can result in difficulty in swallowing, malignancy and death. Our Barrett’s Device is designed to assist in both the diagnosis of and treatment of Barrett’s Esophagus.
Existing treatments include medication, laparoscopic surgery and cauterization. The Barrett’s Device allows the mucosa to be suctioned, sliced off and tested. The device also allows for cauterization of the affected area. No incision will be required, and the procedure will be an outpatient procedure. We expect this device to be more effective and less costly than existing procedures.
In more than ten in vivo and ex vivo animal tests and five ex vivo human tests, the Barrett’s Device has successfully excised tissue with the desired width, length, depth and contour. We expect to conduct the first human testing of the Barrett’s Device in 2012 following submission and review by FDA of an IDE for trials of this device.

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
Intellectual Property
We have exclusively licensed technology, know-how and patent applications from Creighton for most of our products and product candidates. These applications include systems and techniques for minimally invasive gastrointestinal procedures, a dilator for use with an endoscope, bite blocks for use with an endoscope and for preserving airways of patients during endoscopy and the T-Fastener Gun. In addition, we have certain rights to other Creighton intellectual property that we have not yet defined as product candidates. In total, we have seven patent applications pending in the United States, including six that are exclusively licensed from Creighton. We are also pursuing several of these applications in other countries, and two such foreign patents have been issued.
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
Licenses and Collaborative Relationships; Research and Development
Our strategy is to develop a portfolio of product candidates through a combination of internal development and external partnerships. Collaborations are key to our strategy, and, on May 26, 2006, we entered into the Creighton Agreement, which grants us the right to license and sublicense most of our product candidates and associated know-how, including the exclusive right to manufacture, use and sell the product candidates. The foregoing license is exclusive even with respect to Creighton. Pursuant to the Creighton Agreement, we are obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the agreement, less certain amounts, including without limitation chargebacks, credits, taxes, duties and discounts or rebates.
Creighton provides all necessary facilities, including animal research laboratories, to accommodate Dr. Filipi’s research and development of licensed products and product candidates, and we compensate Creighton for the use of such facilities in accordance with the Creighton Agreement. We recorded expenses for 2010 and 2009 of $52,000 and $41,000, respectively, in satisfaction of the indirect cost allowance equal to 20% of the direct and personnel costs for services conducted at the university or company facilities located within 100 miles of Omaha, Nebraska. Also pursuant to the agreement, the university agreed that Dr. Filipi will devote at least 90% of his working time during the four-year period that began May 26, 2006, and at least 50% of his time during the two years thereafter, towards the research and development of any licensed product or product candidate under the agreement, including the development of any such product to a final design and prototype as a commercially viable product. The agreement further provides that Dr. Filipi shall assist us with the prosecution of any and all patent applications related to any such products developed under the agreement.
We agreed to invest, in the aggregate, at least $2.5 million over 36 months towards development of any licensed product, not including the first $150,000 of costs related to the prosecution of patents, which we have done. Through December 31, 2010, we had invested $9.1 million in the licensed products, inclusive of our costs to date relating to prosecution of patents. Pursuant to the Creighton Agreement, we are entitled to exercise our own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion, or other commercial exploitation of any licensed products, provided that if we have not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the agreement or the date such technology is disclosed to and accepted by us, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by us, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless we purchase one or more one-year extensions. In addition to the expenses incurred in connection with the Creighton Agreement, we have incurred research and development costs and expenses of $2.7 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively.
In January 2007, we signed a consulting agreement with Dr. Parviz Amid to help us develop a stapler for hernia repair. Dr. Amid is past president of the American Hernia Society and a pioneer of and renowned expert in the Lichtenstein hernia repair. Under this agreement, we have agreed to pay Dr. Amid a 4% royalty based on the worldwide net sales of any product developed by us with his assistance, including the AMID Stapler®, for a period of ten years from the first commercial sale of each such product.

Competition
The market for our products is highly competitive due to the large number of products competing for market share and significant levels of commercial resources being utilized to promote those products. The following table sets forth some of the companies whose products we expect to compete with our products and product candidates:

Product or Product Candidate	Significant Competitor(s)

Gastroplasty Device	USGI Medical, Satiety, Endo Gastric Solutions, Inc. and Medigus, Ltd.

Barrett’s Device	Olympus Medical Equipment Services America, Inc. and BARRX Medical, Inc.

AMID Stapler®	Covidien and Ethicon, Inc.

SMART DilatorTM	Boston Scientific Corporation, Cook Medical Supply, Inc., Miller Medical Specialties and U.S. Endoscopy

Standard and Airway Bite Blocks	Bard, LLC, ConMed Corporation, U.S. Endoscopy, Omni Medical Supply, Inc. and Olympus Medical Equipment Services America, Inc.

T Fastener Gun	Cook Medical Supply, Inc. and Olympus Medical Equipment Services America, Inc.
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
Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives clearance or approval for commercial distribution. The FDA classifies medical devices into one of three classes. Class I devices are relatively simple and can be manufactured and distributed with general controls. Class II devices are somewhat more complex and require greater scrutiny. Class III devices are new and frequently help sustain life.
In the United States, a company generally can obtain permission to distribute a new device in two ways — through a Section 510(k) premarket notification application (“510(k) submission”), or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a “Predicate Device” (a device first marketed prior to May 28, 1976 or a device marketed after that date which was substantially equivalent to a pre-May 28, 1976 device). These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a Predicate Device and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the Predicate Device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may not only require that a premarket notification be submitted, but also that such notification be accompanied by clinical data. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with IDE regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days on average, but it can take substantially longer if the agency has concerns. Furthermore, there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is not any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA process described below.
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

We are currently in discussions with the FDA regarding the appropriate regulatory approval pathway for our Gastroplasty Device for the treatment of GERD and for the treatment of obesity. We have not yet sought final FDA approval to conduct any clinical studies of any of our licensed products in the United States. There is no assurance that the FDA would permit us to conduct such clinical studies and no assurance that the FDA would agree with our study design, statistical methods or endpoints.
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
A manufacturer of a device approved through the PMA process is not permitted to make changes which could affect the device’s safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through a 510(k) submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA and other federal export requirements.
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
Third-Party Payments, Especially Payments by Medicare and Medicaid
A. Medicare and Medicaid Coverage
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

•
The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Sections 1877 and 1903(s) of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

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
Manufacturing
We have no commercial manufacturing facilities, and we do not intend to build our own commercial manufacturing facilities in the foreseeable future. We have entered into and intend to enter into agreements with third parties for the contract engineering services and the manufacture of our products. We make prototypes and non-commercial components, device prototypes and non-commercial finished devices of certain of our product candidates in our Miami, Florida facilities for testing, including for limited use in animal or human clinical testing. We have also entered into agreements with third party manufacturers for the manufacture of prototypes for certain of our products. These suppliers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices (cGMPs) or ISO certifications where applicable, and to the extent laboratory analysis is involved, current good laboratory practices (cGLPs), where applicable.
Sales & Marketing
We currently have limited sales, marketing and distribution personnel. In order to commercialize any products that are approved or cleared for commercial sale, we must either build a sales and marketing infrastructure, collaborate with third parties possessing sales and marketing experience or utilize a combination of internal and third party resources. We may build our own sales and marketing infrastructure to market some of our product candidates, or we may collaborate with companies established in this industry to market and sell certain of our products, if cleared or approved, as the case may be. Such collaborations could take the form of joint ventures or sales, marketing or distribution agreements. We intend to distribute our products, including our AMID Stapler®, through our own sales and marketing organization; however there can be no assurance that we will be able to successfully build such an infrastructure. We are also in discussions with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will be able to enter into distribution agreements on terms acceptable to us or at all.
Employees
As of December 31, 2010, we had 27 full-time employees, six of whom hold advanced degrees. We plan to add to our headcount in key functional areas as required to commence commercialization activities and further the development of our product candidates. None of our employees are represented by a collective bargaining agreement.
Executive Officers of the Registrant
Jeffrey G. Spragens. Mr. Spragens, 69, has served as our President and Chief Executive Officer and as a member of our Board of Directors since our acquisition of SafeStitch LLC in September 2007, and he has served as Business Manager of SafeStitch LLC, of which he was a founding member, since August 2005. From January 2002 to December 2006, Mr. Spragens was a member of Board of Directors of ETOC, Inc., a privately owned hotel and lodging company based in Minneapolis, Minnesota. Since April 2002, he has been a Founding Board of Directors Member and Treasurer of the Foundation for Peace, Washington, D.C. From 1990 to 1995, he was Managing Partner, Gateway Associates, Inc., a company that secured full subdivision and planning approval for properties under its control. Prior to that and from 1987 to 1993, he was one of three founding board of directors members of North American Vaccine, an AMEX company sold to Baxter International in 1999. Mr. Spragens also has previous experience as a developer and attorney.

Charles J. Filipi M.D. Dr. Filipi, 70, has served as our Chief Medical Officer (f/k/a Medical Director) and a member of our Board of Directors since our acquisition of SafeStitch LLC in September 2007. Dr. Filipi was a founding member of SafeStitch LLC in August 2005 and has served as its Medical Director since 2006. He is also Professor of Surgery in the Department of Surgery at Creighton University School of Medicine in Omaha, Nebraska and has served in this position since 1999. Dr. Filipi has also served as president of the American Hernia Society, editor of the Journal Hernia and has published approximately 100 peer-reviewed articles and fifty-one book chapters. He has been the inventor of over twenty provisional or utility patents. His primary areas of interest are intraluminal surgery for the correction of gastroesophageal reflux disease, Barrett’s Esophagus, and obesity.
James J. Martin, C.P.A. Mr. Martin, 44, has served as our Chief Financial Officer since January 2011 and from July 2010 through January 2011 served as our Controller. Mr. Martin has served as Vice President, Finance of Aero Pharmaceuticals, Inc. (“Aero”) a privately-held pharmaceutical distributor and Chief Financial Officer of Non-Invasive Monitoring Systems, Inc.(“NIMS”), a publicly-held medical device company since January 2011. From July 2010 through January 2011, Mr. Martin served as Controller of NIMS and Aero. Prior to joining SafeStitch, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company in which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. In addition to his career in finance and accounting, Mr. Martin served five years in the United States Navy as an Operations Specialist.
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
“Ventral” refers to the side of the body opposite the dorsal spine.

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
Risks Related to our Business
We have a history of operating losses, and we do not expect to become profitable in the near future.
We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of products until at least the second half of 2011. Three of our products may currently be marketed in the United States without further FDA clearance or approval. We continue to incur research and development and general and administrative expenses related to our operations. Our net losses for the years ended December 31, 2010 and 2009 were $5.3 million and $2.4 million, respectively, and we had an accumulated deficit of $17.0 million as of December 31, 2010. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for clinical trials of our product candidates and begin to commercialize our cleared or approved products. If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. As noted above, Congress recently passed health care reform legislation that President Obama signed into law in March 2010. While the most immediate impact on device manufacturers is the imposition of a 2.3 percent tax beginning in 2013, the other effects of the law on our business and sector remain uncertain. Over the next few years, the administration can be expected to issue rules implementing the new reforms and those regulations could have adverse consequences for device manufacturers.
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
Continued worldwide economic and market instability may materially and adversely affect the demand for our products and, if and when approved, our product candidates, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.
Worldwide economic conditions may reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products and, if and when approved, our product candidates. Such a delay could have a material adverse impact on our business, expected cash flows, results of operations and financial condition.
Additionally, we have funded our operations to date primarily through private sales of our common and preferred stock and through borrowings under credit facilities available to us from stockholders and other individuals, including our existing $4.0 million line of credit which will mature in June 2012. Any economic turmoil and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all. Our inability to raise additional working capital on acceptable terms would materially and adversely affect our liquidity and could materially adversely affect our ability to continue our operations.

Some of our technologies are in an early stage of development and are unproven.
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
Some of our product candidates are still in early stages of development and are prone to the risks of failure inherent in medical device product development. We will likely be required to undertake significant clinical trials to demonstrate to the FDA that our licensed devices are safe and effective for their intended uses or that they are substantially equivalent in terms of safety and effectiveness to an existing, lawfully marketed non-PMA device. We may also be required to undertake clinical trials by non-U.S. regulatory agencies. Clinical trials are expensive and uncertain processes that may take years to complete. Failure can occur at any point in the process, and early positive results do not ensure that the entire clinical trial will be successful. Product candidates in clinical trials may fail to show desired efficacy and safety traits despite early promising results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results at earlier points.
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
We are highly dependent on the success of our products and product candidates, especially the Gastroplasty Device and the AMID Stapler®. We cannot give any assurance that the FDA will permit us to clinically test or grant regulatory clearance for the Gastroplasty Device, nor can we give any assurance that these products will be successfully commercialized, for a number of reasons, including without limitation the potential introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts, or our failure to obtain positive coverage determinations or reimbursement. Any failure to obtain clearance or approval of our products or to successfully commercialize them would have a material and adverse effect on our business.

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
We do not know whether other planned clinical trials will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•	limited number of, and competition for, suitable patients that meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;
•	limited number of, and competition for, suitable sites to conduct our clinical trials, and delay or failure to obtain FDA approval, if necessary, to commence a clinical trial;
•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;
•	requirements to provide the medical device required in our clinical trial at cost, which may require significant expenditures that we are unable or unwilling to make;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and
•	delay or failure to obtain IRB approval or renewal to conduct a clinical trial at a prospective or accruing site, respectively.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.
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
The research, testing, manufacturing, labeling, approval, clearance, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive a clearance letter under the 510(k) process or approval of a PMA from the FDA, depending on the nature of the device. We are currently in discussions with the FDA regarding the appropriate regulatory approval for our Gastroplasty Device for the treatment of GERD and for the treatment of obesity. Obtaining approval of any PMA can be a lengthy, expensive and uncertain process. While the FDA normally reviews and clears a premarket notification in 90 days, there is no guarantee that our future product candidates will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance, that even if a device is reviewed under the 510(k) premarket notification process, that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product.

Regulatory approval of a PMA, PMA supplement or clearance pursuant to a 510(k) premarket notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive, uncertain and may, especially in the case of the PMA application, take several years. The FDA also has substantial discretion in the medical device clearance process or approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:
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
We will depend on independent clinical investigators to conduct our clinical trials. Contract research organizations may also assist us in the collection and analysis of data. These investigators and contract research organizations will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time that they devote to our trials. If independent investigators fail to devote sufficient resources to the clinical trials, or if their performance is substandard, it will delay the approval or clearance and commercialization of any products that we develop. Further, the FDA requires that we comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. If our independent clinical investigators and contract research organizations fail to comply with good clinical practice, the results of our clinical trials could be called into question and the clinical development of our product candidates could be delayed. Failure of clinical investigators or contract research organizations to meet their obligations to us or comply with federal regulations could adversely affect the clinical development of our product candidates and harm our business.

Even if we obtain regulatory clearances or approvals for our product candidates, the terms thereof and ongoing regulation of our products may limit how we manufacture and market our products and product candidates, which could materially impair our ability to generate anticipated revenues.
Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with the FDA’s QSR, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which are publicly available. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA, either before or after clearance or approval, or other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:
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
We will need to expand and effectively manage our managerial, operational, financial, development, marketing and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly Jeffrey G. Spragens and Dr. Charles J. Filipi, could delay or prevent the development or commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing organization.
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
We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates, other than a prototype lab and manufacturing facility that can be used for limited production of devices for clinical trials. We lack the resources and the capability to manufacture any of our products and product candidates on a commercial scale. If our manufacturing partners are unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to depend on third-party contract manufacturers for the foreseeable future.

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
We currently have minimal marketing, sales and distribution capabilities. We intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our products and product candidates, which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products and product candidates. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
We intend to seek approval to market certain of our existing and future products in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available products. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.
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
For the two years ended December 31, 2010, the market price of our common stock has fluctuated from a high of $2.20 per share to a low of $0.45 per share. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
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
Some or all of the “restricted” shares of our common stock issued in connection with our acquisition of SafeStitch LLC, our 2008 and 2010 private placements and the 2010 conversion of all outstanding shares of our preferred stock and shares of restricted common stock held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement under the Securities Act of 1933, as amended, or without registration pursuant to Rule 144 promulgated thereunder, and these sales may have a depressive effect on the market price of our common stock.
Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock, making it difficult for our stockholders to sell their shares; and future sales of common stock could reduce our stock price.
Trading of our common stock is currently conducted on the OTCQB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Approximately 62% of the issued and outstanding shares of our common stock are held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock.
These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

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
Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, over 62% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
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
Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, our largest beneficial stockholder. We lease approximately 4,100 square feet under the lease agreement, which is for a five-year term that began on January 1, 2008.
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
None.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since February 22, 2011, our common stock has been quoted on the OTCQB under the symbol “SFES”. Prior to such date, our common stock was quoted on the OTCBB under the symbol “SFES.” The table below sets forth, for the respective periods indicated, the high and low bid prices for our common stock in the over-the-counter market as reported on the OTCQB or the OTCBB, as applicable. The bid prices represent inter-dealer transactions, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
2010
First Quarter	$1.95	$1.02
Second Quarter	1.70	1.02
Third Quarter	2.20	1.50
Fourth Quarter	2.05	1.14

2009
First Quarter	$1.00	$0.45
Second Quarter	1.06	0.50
Third Quarter	1.15	0.51
Fourth Quarter	1.25	0.53
As of March 28, 2011, there were approximately 200 record holders of our common stock.
We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2010 and 2009, and we have no plans to pay any dividends or make any other distributions in the future.
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
As a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to include information otherwise required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K contains certain forward-looking statements about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
We are a developmental stage, FDA-registered medical device company focused on the development of medical devices that manipulate tissues for obesity, GERD, hernia formation, esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.
We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID Stapler®, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Preliminary clinical trials for our gastroplasty product candidates began in the third quarter of 2010 and are expected to continue starting in the second half of 2011. Sales of our AMID Stapler® are anticipated to begin in the second half of 2011.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, property and equipment, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
Our net loss totaled $17.0 million from September 15, 2005 (inception) through December 31, 2010. Such losses included $5.3 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, we had an accumulated deficit of $17.0 million. Since we do not currently generate revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Research and Development (“R&D”) costs and expenses were $2.7 million for the year ended December 31, 2010, as compared to $1.3 million for the year ended December 31, 2009. This $1.4 million increase resulted primarily from the addition of R&D and manufacturing staff and increased expenditures for contract engineering services, pre-clinical testing, manufacturing equipment, controlled environment infrastructure, the manufacturing of devices and components to be used in clinical trials of our gastroplasty device, and costs associated with monitoring and supporting the contract manufacturer of the AMID Stapler®.
Selling, General and Administrative (“SG&A”) costs and expenses were $2.6 million for the year ended December 31, 2010 as compared to $1.4 million for the year ended December 31, 2009. This $1.2 million increase is primarily related to increased payroll costs from the addition of administrative, quality, regulation, marketing and sales personnel, increased stock-based compensation expense and increased advertising, travel and trade show expenses related to the initial commercialization of the AMID Stapler®, inventory adjustments and engineering and other costs associated with our efforts to develop a more reliable manufacturing process. These increases were offset in part by reductions in accounting and legal fees. SG&A costs and expenses consist primarily of salaries and other related costs, including stock-based compensation expense. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, and professional fees for legal and accounting services. We expect that our SG&A costs and expenses will remain relatively consistent with 2010 in the short term until such time as we recommence commercialization activities for the AMID Stapler® in the second half of 2011, after which we anticipate that SG&A costs and expenses will increase.
Other income of $244,000 for the year ended December 31, 2010 resulted from the awarding of a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project (QTDP) program for research related to development of the AMID Stapler® and the related Simplified Stapled Lichtenstein Procedure (SSLP™) for hernia repair relating to 2009 fiscal year. The QTDP program was created by Congress on May 21, 2010 under Section 48D of the Internal Revenue Code, as enacted under the Patient Protection and Affordable Care Act. The QTDP program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or significantly advance the goal of curing cancer. The $244,000 grant will not be taxable income for federal tax purposes. Other income was $903,000 for the year ended December 31, 2009 resulting from a non-recurring gain recognized upon the disposition of our investment in TruePosition, pursuant to a litigation settlement.
Interest income was negligible for the year ended December 31, 2010. There was no interest expense for the year ended December 31, 2010, as compared to $19,000 for the year ended December 31, 2009. The 2009 interest expense was due to outstanding balances under our credit facility.
Liquidity and Capital Resources
As a result of our significant R&D expenditures and the lack of any product sales revenue, we have generated operating losses since inception. We do not expect to have any source of revenues before the second half of 2011, and we expect to incur losses from operations for the foreseeable future. We expect to incur increasing R&D costs and expenses, including expenses related to hiring new personnel and conducting clinical trials. We expect that SG&A costs and expenses will also increase as we expand our regulatory compliance and administrative staff and add sales and marketing personnel and infrastructure.
To date, we have funded our operations primarily with proceeds from the private placement of stock and credit facilities available to us from our stockholders. Our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities could be materially adversely affected by any economic turmoil in the world’s equity and credit markets. There can therefore be no assurance that we will be able to raise funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations. Additionally, the current economic conditions could also reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our product candidates. Such delay could have a material adverse impact on our expected cash flows, liquidity, results of operations and financial position.

As a result of these actions, we have received FDA and CE Mark clearance to begin marketing the AMID Stapler® in the U.S., European Union and certain other countries, and we are preparing to commence clinical trials of our Gastroplasty Device. We expect to begin commercial sales of the AMID Stapler® in the second half of 2011. Commencing such commercialization and clinical trial activities is anticipated to significantly increase our cash requirements for 2011 and into the foreseeable future. Our management believes that our cash balance as of December 31, 2010 of approximately $3.0 million, together with the $4.0 million availability under our existing line of credit, the maturity date of which has been extended from June 2011 to June 2012, is sufficient to fund our current cash flow requirements through December 31, 2011. However, in order to fund all planned operations, including the commercialization of certain of our products and the anticipated expansion in 2011 of clinical trials for certain of our product candidates, we anticipate that additional external financing will be required. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with our current and anticipated commercialization efforts and clinical trials.
Our actual future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.
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

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets at December 31, 2010 and 2009	43

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from September 15, 2005 (inception) through December 31, 2010	44

Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through December 31, 2010	46

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from September 15, 2005 (inception) through December 31, 2010	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SafeStitch Medical, Inc.
We have audited the accompanying consolidated balance sheets of SafeStitch Medical, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009 and for the period from September 15, 2005 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of their operations and cash flows for the years ended December 31, 2010 and 2009 and for the period from September 15, 2005 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ EisnerAmper LLP (formerly known as Eisner LLP)
New York, New York
March 28, 2011

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEETS
(in 000s, except share and per share data)

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,032	$871
Other receivable — related-party	64	21
Prepaid Expenses	117	131
Inventory	91	0

Total Current Assets	3,304	1,023
FIXED ASSETS
Property and equipment, net	337	147
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	51	255

Total Other Assets	53	257

TOTAL ASSETS (Note 6)	$3,694	$1,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$221	$93
Notes payable	49	50

Total Current Liabilities	270	143
Stockholder loans	—	—
Commitments and contingencies (Note 9)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized
10% Series A Cumulative Convertible Preferred Stock, 4,000,000 shares authorized, 0 and 2,000,000 shares issued and outstanding, respectively; liquidation preference $0 and $2,088		20
Common stock, $0.001 par value per share, 225,000,000 shares authorized,
28,003,755 and 17,962,718 shares issued and outstanding, respectively.	28	18
Additional paid-in capital	20,427	12,974
Deficit accumulated during the development stage	(17,031)	(11,728)

Total Stockholders’ Equity	3,424	1,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,694	$1,427

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except per share amounts)

			September 15,
	Years Ended		2005 (Inception)
	December 31,		to December 31,
	2010	2009	2010

Revenues	$—	$—	$—

Costs and expenses
Research and development	2,728	1,256	9,571
Selling, General and administrative	2,617	1,399	6,689

Total costs and expenses	5,345	2,655	16,260

Loss from operations	(5,345)	(2,655)	(16,260)

Other income and (expense)

Other income	244	903	1,147
Interest income	2	—	79
Amortization of deferred financing costs	(204)	(595)	(1,933)
Interest expense	—	(19)	(64)

Total Other income and (expense)	42	289	(771)

Loss before income tax	(5,303)	(2,366)	(17,031)

Provision for income tax	—	—	—

Net loss	$(5,303)	$(2,366)	$(17,031)

Loss attributable to common stockholders and loss per common share:

Net loss	$(5,303)	$(2,366)	$(17,031)
Deemed dividend — Series A Preferred Stock Issuance	(500)	(200)	(700)
Deemed dividend — Series A Preferred Stock Conversion	(4,301)	—	(4,301)
Declared/Accrued Dividends — Series A Preferred Stock	(278)	(88)	(366)

Loss attributable to common stockholders	(10,382)	(2,654)	(22,398)
Weighted average shares outstanding, basic and diluted	22,230	17,963

Net loss per basic and diluted share	$(0.47)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010
(in 000s, except per share amounts)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception — September 15, 2005	—	$—	—	$—	$—	$—	$—
Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)
Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369
Exercise of options (CTS)-September 23, 2007 at $0.79 per share	—	—	42	—	35	—	35
Stock-based compensation-September 4, 2007	—	—	—	—	77	—	77
Issuance of shares in recapitalization — September 4, 2007 at $0.64 per share	—	—	4,795	5	3,078	—	3,083
SafeStitch expenses associated with recapitalization	—	—	—	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	65	—	65
Warrants issued in connection with credit facility-September 4, 2007 at $2.46 per share	—	—	—	—	1,985	—	1,985
Rule 16 payment received	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering — May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share	—	—	8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share, net of offering costs	2,000	20	—	—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share, net of offering costs	2,000	20	—	—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering — June 2010 at $1.00 per share, net of offering costs	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

			September 15,
			2005 (Inception)
	Years Ended December 31,		to December 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(5,303)	$(2,366)	$(17,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	204	595	1,933
Stock-based compensation expense	471	195	970
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	87	56	202
Gain on sale of TruePosition investment	—	(903)	(903)
Inventory adjustments	53	—	53
Changes in operating assets and liabilities
Other current assets	(29)	12	(161)
Inventory	(144)	—	(144)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	128	(179)	(63)

NET CASH USED IN OPERATING ACTIVITIES	(4,533)	(2,590)	(15,069)

INVESTING ACTIVITIES
Purchase of equipment	(277)	(35)	(539)
Proceeds from sale of TruePosition investment	—	903	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(277)	868	368

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	4,974	—	8,962
Issuance of Preferred Stock, net of offering costs	1,998	1,982	3,980
Capital Contributions	—	—	1,431
Proceeds from notes payable	70	71	141
Repayment of notes payable	(71)	(21)	(92)
Proceeds from stockholder loans	—	900	2,860
Repayment of stockholder loans	—	(900)	(2,776)
Exercise of options	—	—	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,971	2,032	17,733

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,161	310	3,032

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	871	561	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,032	$871	$3,032

Supplemental disclosures:
Cash paid for interest	$—	$19	$64
Non cash activities:
Non-cash dividend upon issuance and conversion of Preferred Stock	$4,801	$200	$5,001
Dividends	$366	$—	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through December 31, 2010, the Company has accumulated a deficit of $17.0 million, including a net loss of $5.3 million for the year ended December 31, 2010, and has not generated revenue or positive cash flows from operations. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position, availability under the extended term of its $4.0 million line of credit from The Frost Group LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens (the “Credit Facility”), and by monitoring its discretionary expenditures, management believes that the Company will be able to fund its existing operations through December 31, 2011. However, in order to fund all planned operations, including the commercialization of certain of the Company’s products and the anticipated expansion in 2011 of clinical trials for certain of the Company’s product candidates, the Company anticipates that additional external financing will be required. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon generating revenues from those products that do not require further marketing clearance by the U.S. Food and Drug Administration (“FDA”), obtaining FDA clearance to market its other product candidates, and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

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
Inventories. Inventories are stated at lower of cost or market using the weighted average cost method and are evaluated at least annually for impairment. The $91,000 inventory balance at December 31, 2010 consists of reinforcing mesh used for hernia surgery. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts.
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative (“SG&A”) costs and expenses for all periods presented, and totaled $61,000 and $5,000, respectively, for the years ended December 31, 2010 and 2009.
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

Therapeutic discovery project tax credit. The Company records the therapeutic discovery project tax credit on the accrual basis when approved by the government agency which is reported as other income in the accompanying statements.
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
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Estimated Useful lives	December 31, 2010	December 31, 2009
Machinery and equipment	5 years	$452,000	$190,000
Furniture, fixtures and leasehold improvements	3-5 years	50,000	35,000
Software	3-5 years	37,000	37,000

		539,000	262,000
Accumulated depreciation and amortization		(202,000)	(115,000)

Property and equipment, net		$337,000	$147,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $87,000 and $56,000, respectively, for the years ended December 31, 2010 and 2009.
NOTE 4 — LONG-TERM INVESTMENT
In November 1999, Cellular invested in a one-year, $1.0 million 10% convertible note of KSI, Inc. (“KSI”) and also received warrants to purchase KSI common stock. All of the outstanding stock of KSI was acquired in August 2000 by TruePosition, Inc. (“TruePosition”), a majority owned subsidiary of Liberty Media Corporation (“Liberty Media”). Prior to the acquisition, the convertible note was exchanged for KSI common stock. Cellular exercised the KSI warrants and purchased additional KSI common stock for approximately $754,000. Cellular’s investment in KSI common stock was exchanged for 191,118 shares of TruePosition common stock on the date of the acquisition. The Company accounted for the $1,754,000 investment in TruePosition using the cost method. In December 2002, based upon its review of available information and communications with Liberty Media, Cellular concluded there had been an other-than-temporary decline in the estimated fair value of its investment and reduced the recorded carrying value of this investment from its cost basis of $1,754,000 to zero, representing its best estimate of the then-current fair value of Cellular’s investment in the net equity of TruePosition. In August 2007, the Company was informed that Liberty TP Acquisition, Inc. was being merged into TruePosition. Pursuant to the terms of the merger, TruePosition’s minority stockholders, including the Company, were entitled to receive $3.5116 in cash in exchange for each share held. The Company exercised its statutory appraisal rights in respect of this merger, and became a party to both an appraisal action and a securities fraud litigation. The appraisal action and securities fraud litigation were terminated in December 2009 pursuant to settlement agreements under which each litigating stockholder received a total of $4.7247 in cash for each TruePosition share held. The Company recorded a $903,000 gain on the disposition of its 191,118 shares, and received cash proceeds of approximately $816,000, net of estimated litigation-related costs.

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
The Company granted 88,667 options outside of plans in September 2007 at an exercise price of $2.60 per share. The Company determined the estimated aggregate fair value of these options on the grant date to be $196,000, or approximately $2.21 per option. For the years ended December 31, 2010 and 2009, the Company recorded stock-based compensation expense of $34,000 and $49,000, respectively, for these options, which is included in general and administrative expense.
On November 13, 2007, the Board of Directors and a majority of the Company’s stockholders approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 2,000,000 shares of Common Stock, which are fully reserved for future issuance. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Common Stock at the date of grant and, within any twelve month period, no person may receive stock options or stock appreciation rights for more than one million shares of Common Stock. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.
The Company granted 750,000 and 358,500 stock options under the 2007 Plan during the years ended December 31, 2010 and 2009, respectively. The options granted during 2009 were issued at an exercise price of $0.80 per share and had an estimated aggregate grant date fair value of $180,000. The options granted during 2010 were issued at exercise prices between $1.10 and $2.00 per share and had an estimated aggregate grant date fair value of $697,000. The weighted average grant date fair value of the options granted during 2010 and 2009 was $0.93 per share and $0.50 per share, respectively. At December 31, 2010, a total of 665,000 shares of Common Stock remained available for issuance under the 2007 Plan.
Total stock-based compensation recorded for the years ended December 31, 2010 and 2009 was $471,000 and $195,000, respectively, and is included in general and administrative expense. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards is based upon the “simplified” method for “plain vanilla” options described in the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. The fair value of each option granted are estimated on the date of their grant using the Black-Scholes option pricing model using the following assumptions.

	Year ended	Year ended
	December 31, 2010	December 31, 2009
Expected volatility	87.09% – 108.28%	74.59% – 86.43%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	.88% – 3.11%	1.39% – 1.79%
Expected life	4.0 – 7.0 years	4.0 – 5.5 years
Forfeiture rate	0% – 5%	2.50%
The following summarizes the Company’s stock option activity for the year ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2009	615,167	$1.63	5.98
Granted	750,000	$1.26	6.22
Exercised	—	—
Canceled or expired	30,500	$2.24	2.11

Outstanding at December 31, 2010	1,334,667	$1.41	5.74	$674,570

Exercisable at December 31, 2010	427,667	$1.78	5.38	$183,520

Vested and expected to vest at December 31, 2010	1,283,198	$1.42	5.74	$646,056

62,000 of the 750,000 options granted during the year ended December 31, 2010, were vested as of December 31, 2010. At December 31, 2010, there was $331,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.96 years.
No options were exercised during the years ended December 31, 2010 and 2009. The $195,000 of stock-based compensation recorded for the year ended December 31, 2009 is net of an approximately $15,000 credit related to the modification of stock option awards for certain former employees. On the modification date, the Company’s Compensation Committee accelerated and fully vested the former employees’ options, which were originally scheduled to vest on various dates through 2012. Additionally, the Compensation Committee extended the term of these options to one year following the modification date. All 17,000 modified options expired during the year ended December 31, 2010.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.
NOTE 6 — DEBT
The $49,000 notes payable balance at December 31, 2010 relates to the third-party financing of certain of the Company’s insurance policies. This note is a self-amortizing, 5.94% installment loan which matures in October 2011.
Credit Facility. In connection with the acquisition of SafeStitch LLC, the Company entered into the Credit Facility with The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of the Company’s common stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board and Steven D. Rubin, a director. The Credit Facility provides for $4.0 million in total available borrowings, consisting of $3.9 million from the Frost Group and $100,000 from Mr. Spragens. The Company has granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts due under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility had an initial term of 28 months, expiring in December 2009, and was amended on three occasions to extend the Maturity Date, which is now June 30, 2012 (see Note 15).

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its Common Stock to the Frost Group and Mr. Spragens at an assumed exercise price of $0.25 per share. The fair value of the warrants was determined to be approximately $2.0 million on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense of $204,000 and $595,000 related to these deferred financing costs for the years ended December 31, 2010 and 2009, respectively.
The Company borrowed $900,000 under the Credit Facility during the year ended December 31, 2009 and repaid the entire outstanding balance in July 2009 using the proceeds from a sale of preferred stock from 2008. The Company recognized interest expense related to the outstanding borrowings under the Credit Facility for the years ended December 31, 2010 and 2009 of $0 and $19,000, respectively. As of December 31, 2010 and 2009, there was no balance outstanding under the Credit Facility.
NOTE 7 — CAPITAL TRANSACTIONS
2010 Private Placement of Common Stock. On June 15, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with 20 investors (the “PIPE Investors”) pursuant to which the PIPE Investors agreed to purchase an aggregate of 4,978,000 shares of Common Stock (the “PIPE Shares”) at a price of $1.00 per share for aggregate consideration of $4,978,000. Among the PIPE Investors who purchased a portion of the PIPE Shares were Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity of which Dr. Jane Hsiao, the Company’s Chairman of the Board, is general partner, Frost Gamma, as well as Grandtime Associates Limited (“Grandtime”), a Taiwan-based investment company. Each of Hsu Gamma, Frost Gamma and Grandtime purchased 1,300,000 PIPE Shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.
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
The Company issued the Preferred Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. On July 22, 2009 and January 12, 2010, the closing prices of the Common Stock on the OTCBB were $1.10 and $1.25, respectively, resulting in beneficial conversion features of $0.10 and $0.25 per share of Series A Preferred Stock on the respective issue dates. The $200,000 and $500,000 aggregate beneficial conversion features of the Series A Preferred Stock on the issue dates were deemed discounts on the issuance of the Preferred Shares and were recorded as increases to additional paid-in capital in the consolidated financial statements. Because the Series A Preferred Stock was immediately convertible by the holders thereof into Common Stock, the $200,000 and $500,000 aggregate intrinsic value was deemed a dividend paid to the Preferred Investors on the relevant closing date. In the absence of retained earnings, such deemed dividends were recorded as reductions of additional paid-in capital and, for calculating net loss per common share, as increases in losses attributable to common stockholders (see Note 8).
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
On September 10, 2010, the closing price of the Common Stock on the OTCBB was $1.85, resulting in an intrinsic value of $0.85 per share for the 4,000,000 shares of Common Stock issued upon conversion of the Series A Preferred Stock and the 365,575 shares of Common Stock issued as Dividend Shares. These 4,365,575 shares of Common Stock had an aggregate intrinsic value of $3.7 million on the Conversion Date, which was considered a deemed dividend. The 697,462 Consideration Shares issued on the Conversion Date had an aggregate market value of approximately $1.3 million, which was also considered a deemed dividend on the Conversion Date. In the absence of retained earnings, the $366,000 accumulated dividends and the $5.0 million aggregate deemed dividends were recorded as reductions of additional paid-in capital and, for calculating net loss per common share, as increases in losses attributable to common stockholders (see Note 8).
NOTE 8 — BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended December 31, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31, 2010	December 31, 2009

Stock options	1,334,667	615,167
Stock warrants	805,521	805,521
Series A Preferred Stock	0	2,088,333

Total	2,140,188	3,509,021

Under SEC accounting guidance, the difference between (a) the fair value of the consideration transferred to the Preferred Investors upon conversion of the Series A Preferred Stock and (b) the carrying amount of the Series A Preferred Stock on the Company’s balance sheet is required to be added to the Company’s net loss to arrive at loss available to common stockholders in the calculation of loss per share. As discussed in Note 7 above, the Preferred Investors received an aggregate dividend of $5.4 million, consisting of $366,000 accumulated dividends and $5.0 million aggregate deemed dividends. This $5.4 million aggregate dividend was recorded as a $4.4 million increase in losses attributable to common stockholders on the Conversion Date, after giving effect to the $700,000 beneficial conversion feature and $286,000 cumulative dividends recorded as increases in losses attributable to common stockholders in prior periods.

NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company is obligated under various operating lease agreements for office space expiring in 2012. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $164,000 and $105,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the Company was obligated under non-cancellable operating leases to make future minimum lease payments (excluding sales taxes) as follows:

Year Ending December 31,
2011	$174,000
2012	182,000

$356,000

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 10). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the net sales of any product developed with Dr. Amid’s assistance, including the AMID Stapler®, for a period of ten years from the first commercial sale of such product. No royalties have been incurred or paid in the years ended December 31, 2010 and 2009.
The Company has placed orders with various suppliers for the purchase of certain tooling, inventory and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months. The Company currently has no material commitments with terms beyond twelve months.
In late July 2010, the Company voluntarily suspended sales of the AMID Stapler® in order to implement a more robust and reliable commercial manufacturing process. The Company intends to recommence stapler sales in the second half of 2011. The costs associated with evaluating the existing manufacturing process and developing and implementing any necessary design or process modifications are expensed as incurred and are included in SG&A costs and expenses. Management expects that the implementation of design and process modifications will delay anticipated revenues associated with the sale of the staplers and result in increased expenses through 2011.
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
Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. For the years ended December 31, 2010 and 2009, the Company paid Creighton $52,000 and $41,000, respectively, in satisfaction of the 20% facility reimbursement obligation.
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
At December 31, 2010, we have approximately $8.4 million of federal net operating loss carryforwards to offset future taxable income and $5.1 million of certain operating expenses which have been deferred as start up costs under Sec. 195 for federal income tax purposes, subject to limitations for alternative minimum tax. Start-up costs will continue to be capitalized until the month in which active business begins, at which time the costs may be amortized over 15 years. In addition, at December 31, 2010 we have approximately $290,000 of research and development tax credit carryforwards. The net operating loss and research and development credit carryforwards expire through 2030.
The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	December 31,	December 31,
	2010	2009

Income tax benefit at the federal statutory rate	34.00%	34.00%
State income taxes, net of effect on federal taxes	3.49%	3.51%
Research and development credit	2.71%	1.57%
Other	0.25%	(0.20%)
Increase in valuation allowance	(40.45%)	(38.88%)

Provision for income tax	0%	0%

The deferred tax asset at December 31, 2010 and 2009 consists of the following:

	2010	2009

Net operating loss carryforward	$3,121,000	$2,121,000
Deferred start up costs	1,916,000	1,115,000
Research and development credit carryforward	290,000	129,000
Stock-based compensation	394,000	217,000
Other	(16,000)	(22,000)

	5,705,000	3,560,000
Less: Valuation allowance	(5,705,000)	(3,560,000)

Net deferred tax asset	$—	$—

The change in the valuation allowance from December 31, 2009 to December 31, 2010 amounted to approximately $2,145,000. At December 31, 2006, Cellular had available for federal income tax purposes, net operating loss carryforwards of approximately $54.1 million which expire through 2026, and research and development tax credits of approximately $1.2 million that will expire through 2024. The Company had provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforwards and tax credits. Upon consummation of the share exchange with SafeStitch LLC, these net deferred tax assets along with net operating losses for 2007 were forfeited in accordance with Section 382 of the Internal Revenue Code.
The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010, the Company has no unrecognized tax benefit, including interest and penalties.
The tax years 2007-2009 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 12 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In connection with the acquisition of SafeStitch LLC, the Company entered into the Credit Facility with The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of the Company’s common stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board and Steven D. Rubin, a director. There were no amounts outstanding as of December 31, 2010 and 2009. (See Note 6).
The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in July 2010 to include additional office space in the same building, and current rental payments under the lease are approximately $14,000 per month. The Company recorded $127,000 and $79,000 of rent expense related to the Miami lease for the years ended December 31, 2010 and 2009, respectively.
Dr. Jane Hsiao, the Company’s Chairman of the Board, served as a director of Great Eastern Bank of Florida until August 2009, a bank where the Company maintains a bank account in the normal course of business.
Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. Commencing in March 2008, the Company’s then-Chief Financial Officer also served as the Chief Financial Officer and supervised the accounting staffs of NIMS and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. The Company has recorded reductions to General and Administrative costs and expenses for the years ended December 31, 2010 and 2009 of $114,000 and $73,000, respectively, to account for the sharing of costs under this arrangement. Upon Mr. Martin’s appointment as CFO in January 2011, this shared sevices relationship continues. Commencing in December 2009, the Company’s Chief Legal Officer also serves under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Cardo. The Company has recorded $186,000 of reductions to General and Administrative costs and expenses for the year ended December 31, 2010 to account for the sharing of costs under this arrangement. Aggregate accounts receivable from NIMS, Aero, Cardo and SearchMedia were approximately $64,000 as of December 31, 2010.
NOTE 13 — EMPLOYEE BENEFIT PLANS
Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company will contribute to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company’s matching contributions to the plan were approximately $39,000 and $22,000, respectively, for the years ended December 31, 2010 and 2009.
NOTE 14 — CONCENTRATION OF RISK
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however the Company’s cash deposits may at times exceed the FDIC insured limit. The Company’s deposits at banks in excess of the FDIC insured limit are maintained in sweep accounts that are collateralized by overnight repurchase agreements. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 15 — SUBSEQUENT EVENTS
On March 10, 2011, the Company granted to directors, officers, existing employees and consultants an aggregate of 562,500 options to purchase the Company’s common stock under the 2007 Plan. Each such option was granted at an exercise price of $1.12 per share.
On March 28, 2011, the Company, the Frost Group and Mr. Spragens amended the Credit Facility discussed in Note 6 above to further extend the Credit Facility’s Maturity Date from June 30, 2011 to June 30, 2012. All other terms and conditions of the Credit Facility remain unchanged.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.
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
For the period ended December 31, 2010, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
On March 28, 2011, we entered into the Third Amendment (the “Third Amendment”) to the Credit Facility. The Third Amendment extended the Maturity Date of the Credit Facility from June 30, 2011 to June 30, 2012. The description of the Credit Facility set forth in Note 6 to our consolidated financial statements contained in this Annual Report on Form 10-K is incorporated by reference in this Item 9B.
The foregoing description of the Third Amendment is only a summary and is qualified in its entirety by reference to the full text of the Third Amendment, which is attached as Exhibit 10.20 to this Annual Report on Form 10-K and incorporated in this Item 9B by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010.

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

10.4	+
Letter Agreement for Terms of Employment between SafeStitch LLC and Stewart B. Davis, M.D., dated May 16, 2007, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.5	+
SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Annex B to our Definitive Information Statement on Schedule 14C, filed with the SEC on December 7, 2007 and incorporated by reference herein.

10.6	+
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

10.9		Form of Current Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.10		Form of Future Securities Purchase Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.11		Form of Subscription Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated by reference herein.

10.12	+
Form of Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.13	+
Form of Non-Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.14
Second Amendment to Note and Security Agreement, dated March 29, 2010, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.15
Stock Purchase Agreement, dated as of June 15, 2010, by and between SafeStitch Medical, Inc. and the purchasers party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2010 and incorporated by reference herein.

10.16
Confidential General Release of All Claims, dated November 24, 2010, by and between Stewart Davis and SafeStitch Medical, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2010 and incorporated by reference herein.

10.17
Consulting Agreement, dated November 24, 2010 and effective November 12, 2010, by and between Stewart Davis and SafeStitch Medical, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 1, 2010 and incorporated by reference herein.

10.18
Confidential General Release of All Claims, dated January 14, 2011, by and between Adam Jackson and SafeStitch Medical, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2011 and incorporated by reference herein.

10.19
Consulting Agreement, effective January 10, 2011, by and between Adam Jackson and SafeStitch Medical, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 14, 2011 and incorporated by reference herein.

10.20	*
Third Amendment to Note and Security Agreement, dated March 28, 2011, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 30, 2011 and incorporated by reference herein.

14.1
Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

Exhibits:

21.1*	Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP (formerly known as Eisner LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Compensation Plan or Arrangement or Management Contract

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: March 30, 2011	By:	/s/ Jeffrey G. Spragens Jeffrey G. Spragens
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey G. Spragens Jeffrey G. Spragens	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2011

/s/ Jane H. Hsiao, Ph.D. Jane H. Hsiao, Ph.D.	Chairman of the Board of Directors	March 30, 2011

/s/ Dr. Charles J. Filipi Dr. Charles J. Filipi	Chief Medical Officer and Director	March 30, 2011

/s/ Dr. Chao C. Chen Dr. Chao C. Chen	Director	March 30, 2011

/s/ Steven D. Rubin Steven D. Rubin	Director	March 30, 2011

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Director	March 30, 2011

/s/ Kevin T. Wayne Kevin T. Wayne	Director	March 30, 2011

/s/ James J. Martin James J. Martin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011