Form 10-Q
period 2011-03-31
SafeStitch Medical, Inc.
filed 2011-05-16
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
28,003,755 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 10, 2011.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2011 and 2010, and for the period from September 15, 2005 (inception) to March 31, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through March 31, 2011 (unaudited)	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010, and for the period from September 15, 2005 (inception) to March 31, 2011	6

Notes to unaudited condensed consolidated financial statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. (REMOVED AND RESERVED)	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

SIGNATURES	20

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in 000s, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,828	$3,032
Other receivable — related-party	61	64
Prepaid expenses	73	117
Inventory	91	91

Total Current Assets	2,053	3,304
FIXED ASSETS
Property and equipment, net	310	337
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	26	51

Total Other Assets	28	53

TOTAL ASSETS	$2,391	$3,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$229	$221
Notes payable	28	49

Total Current Liabilities	257	270
Stockholder loans (Note 5)	—	—
Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized 10% Series A Cumulative Convertible Preferred Stock, 4,000,000 shares authorized, no shares issued and outstanding, respectively; liquidation preference $0	—	—
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 28,003,755 shares issued and outstanding	28	28
Additional paid-in capital	20,471	20,427
Deficit accumulated during the development stage	(18,365)	(17,031)

Total Stockholders’ Equity	2,134	3,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,391	$3,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in 000s, except per share data)

			September 15,
			2005
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Revenues	$—	$—	$—

Costs and expenses
Research and development	656	350	10,227

Selling, general and administrative	653	428	7,342

Total costs and expenses	1,309	778	17,569

Loss from operations	(1,309)	(778)	(17,569)

Other income and expense
Other income	—	—	1,147

Interest income	—	—	79

Amortization of debt issuance expense	(25)	(127)	(1,958)

Interest expense	—	—	(64)

Total other income and expense	(25)	(127)	(796)

Loss before income tax	(1,334)	(905)	(18,365)

Provision for income tax	—	—	—

Net loss	$(1,334)	$(905)	$(18,365)

Loss attributable to common stockholders and loss per common share:

Net loss	(1,334)	(905)	(18,365)
Deemed dividend — Series A Preferred Stock	—	(500)	(700)
Deemed dividend — Series A Preferred Conversion	—	(96)	(4,301)
Dividends — Series A Preferred Stock	—	—	(366)

Net loss attributable to common stockholders	(1,334)	(1,501)	$(23,732)

Weighted average shares outstanding, basic and diluted	28,004	17,963

Net loss per basic and diluted share	$(0.05)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH MARCH 31, 2011
($ in 000s, except per share data)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception — September 15, 2005	—	$—	—	$—	$—	$—	$—

Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)

Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369

Capital contributed	—	—	4,837	5	5,088	—	5,093
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering — May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note—December 30, 2008 at $1.22 per share			8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share	2,000	20		—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering — June 2010 at $1.00 per share, net of offering costs	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424

Stock-based compensation	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	(1,334)	(1,334)

Balance at March 31, 2011 (unaudited)	—	$—	28,004	$28	$20,471	$(18,365)	$2,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in 000s)

			September 15,
	Three Months Ended		2005 (Inception)
	March 31,		to March 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(1,334)	$(905)	$(18,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	25	127	1,958
Stock-based compensation expense	44	126	1,014
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	27	11	229
Inventory Adjustments	—	—	53
Gain on sale of TruePosition investment	—	—	(903)
Changes in operating assets and liabilities
Inventory	—	—	(144)
Other current assets	47	(40)	(114)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	8	126	(55)

NET CASH USED IN OPERATING ACTIVITIES	(1,183)	(555)	(16,252)

INVESTING ACTIVITIES
Purchase of equipment	—	(99)	(539)
Proceeds from sale of True Position investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	—	(99)	368

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	—	—	8,962
Issuance of Preferred Stock, net of offering costs	—	1,998	3,980
Capital contributions	—	—	1,431
Proceeds from notes payable	—	—	141
Repayment of notes payable	(21)	(22)	(113)
Proceeds from stockholder loans	—	—	2,860
Repayment of stockholder loans	—	—	(2,776)
Exercise of options	—	—	35

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21)	1,976	17,712

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,204)	1,322	1,828

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,032	871	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,828	$2,193	$1,828

Supplemental disclosures:
Cash paid for interest	$—	$—	$64
Non cash activities:

Non-cash dividend upon issuance & conversion of Preferred	—	—	$5,001
Stock dividends	—	—	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND LIQUIDITY
The following (a) condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through March 31, 2011, the Company has accumulated a deficit of $18.4 million and has not generated positive cash flows from operations. At March 31, 2011, the Company had cash of $1.8 million and working capital of $1.8 million. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain its operations. The Company’s efforts have been devoted principally to developing its technologies and commercializing its products. In order to fund all planned operations, including the commercialization of certain of the Company’s products and the anticipated expansion in 2011 of clinical trials for certain of the Company’s product candidates, the Company anticipates that additional external financing will be required. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon generating revenues from those products that do not require further marketing clearance by the U.S. Food and Drug Administration (“FDA”), obtaining FDA clearance to market its other product candidates, and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations. Based upon its current cash position, the availability under its $4.0 million credit facility with The Frost Group LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens, and by monitoring and scaling back research and development and commercialization efforts and its discretionary expenditures, management believes that the Company will be able to fund its existing operations through March 31, 2012.

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
Inventories. Inventories are stated at lower of cost or market using the weighted average cost method and are evaluated at least annually for impairment. The $91,000 inventory balance at March 31, 2011 and December 31, 2010 consists of reinforcing mesh used for hernia surgery. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts.
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative (“SG&A”) costs and expenses for all periods presented, and totaled $9,000 and $4,100, respectively, for the three months ended March 31, 2011 and 2010.
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

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Therapeutic discovery project tax credit. The Company records the therapeutic discovery project tax credit on an accrual basis when approved by the government agency which is reported as other income in the accompanying financial statements.
Fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. Related party receivables and stockholder loans are carried at cost.
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
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2011	December 31, 2010
Machinery and equipment	5 years	$452,000	$452,000
Furniture and fixtures	3-5 years	50,000	50,000
Software	3-5 years	37,000	37,000

		539,000	539,000
Accumulated depreciation and amortization		(229,000)	(202,000)

Property and equipment, net		$310,000	$337,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative costs and expenses. Depreciation and amortization expense was $27,000 and $11,000, respectively for the three months ended March 31, 2011 and 2010.
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

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company granted 562,500 and 559,000 stock options under the 2007 Plan during the three months ended March 31, 2011 and 2010, respectively. The options granted during 2011 were issued at an exercise price of $1.12 per share and had an estimated aggregate grant date fair value of $502,000. The options granted during 2010 were issued at an exercise price of $1.20 per share and had an estimated aggregate grant date fair value of $494,000. The weighted average grant date fair value of the options granted during the three months ended March 31, 2011 and 2010 was $0.89 per share and $0.88 per share, respectively.
Total stock-based compensation recorded for the three months ended March 31, 2011 and 2010 was $44,000 and $126,000, respectively, and is included in general and administrative costs and expenses. The stock-based compensation recorded for the three months ended March 31, 2011 included a credit of $113,000 for forfeiture true-up. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the three months ended March 31, 2011 and 2010 was estimated using the following assumptions.

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Expected volatility	76.91% - 102.63%	87.09% - 105.31%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.25% - 3.25%	1.89% - 3.11%
Expected life	5.5 - 10.0 years	4.0 - 7.0 years
Forfeiture rate	0% - 5%	0% - 2.50%
The following summarizes the Company’s stock option activity for the three months ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2010	1,334,667	$1.41	5.74
Granted	562,500	$1.12	9.95
Exercised	—	—
Canceled or expired	(267,500)	$1.19

Outstanding at March 31, 2011	1,629,667	$1.34	7.01	$95,120

Exercisable at March 31, 2011	844,167	$1.50	5.72	$73,760

Vested and expected to vest at March 31, 2011	1,585,322	$1.35	6.99	$93,319

68,000 of the 562,500 options granted during the first three months of the Company’s 2011 fiscal year were vested as of March 31 2011. At March 31, 2011, there was $533,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.90 years.
No options were exercised during the three months ended March 31, 2011 and 2010.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.
NOTE 5 — DEBT
The $28,000 notes payable balance at March 31, 2011 relates to the third-party financing of certain of the Company’s insurance policies. This note is a self-amortizing installment loan with interest at 5.94% and matures in August 2011.
Credit Facility. In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provides $4.0 million in total available borrowings, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens. The Company has granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts outstanding under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility had an initial term of 28 months, expiring in December 2009, and was amended on three occasions to extend the Maturity Date, which is now June 30, 2012.
In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $25,000 and $127,000, respectively, for the three months ended March 31, 2011 and 2010. The Company has no outstanding loans as of March 31, 2011.
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
On September 10, 2010, the closing price of the Common Stock on the OTCBB was $1.85, resulting in an intrinsic value of $0.85 per share for the 4,000,000 shares of Common Stock issued upon conversion of the Series A Preferred Stock and the 365,575 shares of Common Stock issued as Dividend Shares. These 4,365,575 shares of Common Stock had an aggregate intrinsic value of $3.7 million on the Conversion Date, which was considered a deemed dividend. The 697,462 Consideration Shares issued on the Conversion Date had an aggregate market value of approximately $1.3 million, which was also considered a deemed dividend on the Conversion Date. In the absence of retained earnings, the $366,000 accumulated dividends and the $5.0 million aggregate deemed dividends were recorded as reductions of additional paid-in capital and, for calculating net loss per common share, as increases in losses attributable to common stockholders.
NOTE 7 — BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended March 31, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31, 2011	March 31, 2010
Stock options	1,629,667	1,157,167
Stock warrants	805,521	805,521
Series A Preferred Stock	—	4,183,875

Total	2,435,188	6,146,563

NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $53,000 and $25,000 for the three months ended March 31, 2011 and 2010, respectively.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID StaplerTM, for a period of ten years from the first commercial sale of such product. No royalties have been incurred or paid for the three months ended March 31, 2011 or 2010.
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
Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. For the three months ended March 31, 2011 and 2010, the Company paid Creighton $10,000 and $21,000, respectively, in satisfaction of the 20% facility reimbursement obligation.
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
The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2011 or December 31, 2010.
The tax years 2007-2009 remain open to examination by the major tax jurisdictions in which the Company operates.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
As more fully described in Note 5, the Company entered into a $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group. There were no advances under the Credit Facility for the three months ended March 31, 2011 and 2010, respectively.
The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in July 2010 to include additional office space in the same building, and current rental payments under the lease are approximately $14,000 per month. The Company recorded $47,000 and $18,000 of rent expense related to the Miami lease for the three months ended March 31, 2011 and 2010, respectively.
Dr. Jane Hsiao, the Company’s Chairman of the Board, served as a director of Great Eastern Bank of Florida until August 2009, a bank where the Company maintains a bank account in the normal course of business.
Dr. Hsiao, Dr. Frost and Mr. Rubin are each significant shareholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and Aero under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. The Company has recorded reductions to general and administrative costs and expenses for the three months ended March 31, 2011 and 2010 of $29,000 and $17,000, respectively, to account for the sharing of costs under this arrangement. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Cardo. The Company has recorded $47,000 and $46,000, of reductions to General and Administrative costs and expenses for the three months ended March 31, 2011 and 2010, respectively, to account for the sharing of costs under this arrangement. Aggregate accounts receivable from NIMS, Aero, Cardo and SearchMedia were approximately $61,000 and $64,000 as of March 31, 2011 and December 31, 2010, respectively.
NOTE 12 — EMPLOYEE BENEFIT PLANS
Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $10,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains certain forward-looking statements about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to: our ability to obtain additional funding to continue our operations; our ability to successfully commercialize our existing products; our ability to successfully develop, clinically test and commercialize our product candidates; the timing and outcome of the regulatory review process for our product candidates; changes in the health care and regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management, marketing and scientific personnel; competition; our ability to successfully prepare file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern, and our ability to identify and pursue development of additional product candidates, as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
Products and Product Candidates
We received the necessary FDA 510(k) clearances to market the SMART DilatorTM as Class II devices in February 2009. Our standard and airway bite blocks are Class I 510(k)-exempt devices that require no preclearance from the FDA prior to marketing. In November 2009, we received FDA clearance to market the AMID Stapler® in the U.S. as a Class II device, and, in February 2010, we received CE Mark clearance to market the stapler in the European Union and other countries requiring CE clearance. After we commenced production of the AMID Stapler® in 2010, we voluntarily suspended sales in order to implement several design improvements and a more robust and reliable commercial manufacturing process. As a result of these design improvements, we will submit a “Special 510(k)” to FDA for clearance prior to marketing the AMID Stapler® in the United States. Additionally, we will supplement our Technical File prior to marketing the AMID Stapler® in the European Union. We expect to begin commercial sales of the AMID Stapler® in the second half of 2011.
We have successfully tested our first investigational Intraluminal Gastroplasty Device for Obesity and GERD (“Gastroplasty Device”) in five patients in Hungary. At the six month follow-up, we observed that the weight loss and esophageal monitoring was satisfactory and as expected. We expect to continue in vivo human testing of this device in the United States during the first half of 2012, following anticipated FDA review of our clinical trial protocols. We intend to apply for clearance of the Gastroplasty Device for both GERD and obesity by the FDA in accordance with all applicable requirements. In addition we are planning to submit documentation for approval for clinical trials in Europe by the end of the second half of 2011. We anticipate preclinical testing and first in human testing of our Barrett’s Device in 2012. In order to fund all of our planned operations, including the anticipated expansion of clinical trials for the Gastroplasty Device, we will require additional external financing.

We are currently evaluating commercialization options for the SMART DilatorTM and our standard and airway bite blocks.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the carrying value of our long term investments, property and equipment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010. Actual results may differ from these estimates.
Results of Operations
We incurred losses of $1,334,000 and $905,000 for the three months ended March 31, 2011 and 2010, respectively, and we had an accumulated deficit of $18.4 million at March 31, 2011. Since we do not currently generate revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.
Three Months ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Research and development (“R&D”) costs and expenses were $656,000 for the three months ended March 31, 2011 as compared to $350,000 for the same period in 2010. This $306,000 increase resulted primarily from the addition of R&D and manufacturing staff and increased expenditures for contract engineering services, pre-clinical testing, R&D equipment, controlled environment infrastructure, the manufacturing of devices and components to be used in clinical trials of our gastroplasty device and costs associated with the redesign of the AMID Stapler®.
Selling, general and administrative (“SG&A”) costs and expenses were $653,000 for the three months ended March 31, 2011 as compared to $428,000 for the three months ended March 31, 2010. This $225,000 increase is primarily related to increased payroll costs from the addition of quality and regulatory personnel, consulting arrangements, facilities expansion and engineering and other costs associated with our efforts to develop a more reliable manufacturing process. These increases were offset in part by reductions in accounting staff and a stock-based compensation forfeiture true-up credit. SG&A costs and expenses consist primarily of salaries and other related costs, including stock based compensation. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, and professional fees for legal and accounting services. We expect that our SG&A costs and expenses will remain relatively consistent in the short term until such time as we recommence commercialization activities for the AMID Stapler® in the second half of 2011, after which we anticipate that SG&A costs and expenses will increase.

Liquidity and Capital Resources
We have not generated revenues and have incurred operating losses since inception, and we expect to continue incurring losses from operations for the foreseeable future. Until we recommence sales of the AMID Stapler or commercialize another product, we will not generate any revenues. Our research and development expenditures are expected to expand significantly as we expand clinical trials for our Gastroplasty Device and other of our product candidates. While we have reduced marketing and distribution expenditures during the suspension of sales of the AMID Stapler, we expect to make significant investment in inventory and the hiring and training of marketing, sales and customer service personnel prior to recommencing sales in the second half of 2011. We have funded our operations to date primarily with proceeds from the private placement of equity and from advances under credit facilities available to us. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with such development and commercialization activities. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs and results of commercialization activities, including product marketing, sales and distribution activities and the implementation of improved commercial manufacturing processes. In order to fund all of our planned operations, including the anticipated expansion of clinical trials for the Gastroplasty Device, we will require additional external financing. However, if adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. In the event that we reduce our research and development programs and commercialization efforts, and reduce our discretionary expenditures, we believe that our $1.8 million cash balance as of March 31, 2011, together with the $4.0 million availability under our existing line of credit, will be sufficient to fund existing operations through March 31, 2012.
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFESTITCH MEDICAL, INC.
Date: May 16, 2011	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer