Form 10-Q
period 2011-09-30
SafeStitch Medical, Inc.
filed 2011-11-14
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
28,003,755 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 2, 2011.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010, and for the period from September 15, 2005 (inception) to September 30, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through September 30, 2011 (unaudited)	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010, and for the period from September 15, 2005 (inception) to September 30, 2011	6

Notes to unaudited condensed consolidated financial statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 1A. RISK FACTORS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. (REMOVED AND RESERVED)	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

SIGNATURES	22

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in 000s, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$328	$3,032
Other receivable — related-party	58	64
Prepaid expenses	131	117
Inventories	86	91

Total Current Assets	603	3,304
FIXED ASSETS
Property and equipment, net	416	337
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	15	51

Total Other Assets	17	53

TOTAL ASSETS	$1,036	$3,694

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$415	$221
Notes payable	—	49

Total Current Liabilities	415	270
Stockholders loans, including accrued interest (Note 5)	1,107	—
Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized 10% Series A Cumulative Convertible Preferred Stock, 4,000,000 shares authorized, no shares issued and outstanding, respectively; liquidation preference $0	—	—
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 28,003,755 shares issued and outstanding	28	28
Additional paid-in capital	20,667	20,427
Deficit accumulated during the development stage	(21,181)	(17,031)

Total Stockholders’ (Deficit) Equity	(486)	3,424

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,036	$3,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in 000s, except per share data)

					September
					15, 2005
					(Inception)
					to
	Three Months Ended		Nine Months Ended		September
	September 30,		September 30,		30,
	2011	2010	2011	2010	2011

Revenues	$—	$(2)	$—	$—	$—

Cost of sales	—	(1)	—	—	—

Gross margin	—	(1)	—	—	—

Operating costs and expenses
Research and development	975	1,026	2,480	2,106	12,051

Selling, general and administrative	506	712	1,627	1,758	8,316

Total operating costs and expenses	1,481	1,738	4,107	3,864	20,367

Operating loss	(1,481)	(1,739)	(4,107)	(3,864)	(20,367)

Other income and expense
Other income	—	—	—	—	1,147

Interest (expense) income, net	(7)	1	(7)	1	8

Amortization of debt issuance expense	(5)	(26)	(36)	(179)	(1,969)

Total other income and expense	(12)	(25)	(43)	(178)	(814)

Loss before income tax	(1,493)	(1,764)	(4,150)	(4,042)	(21,181)

Provision for income tax	—	—	—	—	—

Net loss	$(1,493)	$(1,764)	$(4,150)	$(4,042)	$(21,181)

Loss attributable to common stockholders and loss per common share:
Net loss	(1,493)	(1,764)	(4,150)	(4,042)	(21,181)
Deemed dividend — Series A Preferred Stock	—	—	—	(500)	(700)
Deemed dividend — Series A Preferred Conversion	—	(4,301)	—	(4,301)	(4,301)
Dividends — Series A Preferred Stock	—	(80)	—	(278)	(366)

Net loss attributable to common stockholders	$(1,493)	$(6,145)	$(4,150)	$(9,121)	$(26,548)

Weighted average shares outstanding, basic and diluted	28,004	24,041	28,004	20,285

Net loss per basic and diluted share	$(0.05)	$(0.26)	$(0.15)	$(0.45)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(A Developmental Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2011
($ in 000s, except per share data)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception — September 15, 2005	—	$—	—	$—	$—	$—	$—

Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)

Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369

Capital contributed	—	—	4,837	5	5,088	—	5,093
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering — May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share	2,000	20		—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering — June 2010 at $1.00 per share, net of offering costs	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424

Stock-based compensation	—	—	—	—	240	—	240
Net loss	—	—	—	—	—	(4,150)	(4,150)

Balance at September 30, 2011 (unaudited)	—	$—	28,004	$28	$20,667	$(21,181)	$(486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

			September 15,
	Nine Months Ended		2005 (Inception)
	September 30,		to September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(4,150)	$(4,042)	$(21,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	36	179	1,969
Stock-based compensation expense	240	360	1,210
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	100	59	302
Loss from disposal of assets	20	—	20
Inventory Adjustments	—	23	53
Gain on sale of TruePosition investment	—	—	(903)
Changes in operating assets and liabilities
Inventories	5	(146)	(139)
Other current assets	(8)	53	(169)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	194	150	131
Accrued interest	7	—	7

NET CASH USED IN OPERATING ACTIVITIES	(3,556)	(3,364)	(18,625)

INVESTING ACTIVITIES
Purchase of property and equipment	(199)	(277)	(738)
Proceeds from sale of True Position investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(199)	(277)	169

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	—	4,974	8,962
Issuance of Preferred Stock, net of offering costs	—	1,998	3,980
Capital contributions	—	—	1,431
Proceeds from notes payable	—	—	141
Repayment of notes payable	(49)	(50)	(141)
Proceeds from stockholders loans	1,100	—	3,960
Repayment of stockholders loans	—	—	(2,776)
Exercise of options	—	—	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,051	6,922	18,784

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,704)	3,281	328

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,032	871	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$328	$4,152	$328

Supplemental disclosures:
Cash paid for interest	$—	$—	$64
Non cash activities:

Non-cash dividend upon issuance & conversion of Preferred	$—	$4,801	$5,001
Stock dividends	$—	$—	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND LIQUIDITY
The following (a) condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011.
SafeStitch Medical, Inc. (together with its consolidated subsidiaries, “SafeStitch” or the “Company”) is a developmental stage medical device company focused on the development of medical devices that manipulate tissues for minimally invasive surgery for the treatment of hernia formation, endoscopic treatment of obesity, gastroesophageal reflux disease (“GERD”), Barrett’s Esophagus, esophageal obstructions, upper gastrointestinal bleeding and other intraperitoneal abnormalities.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through September 30, 2011, the Company has accumulated a deficit of $21.2 million and has not generated positive cash flows from operations. At September 30, 2011, the Company had cash of $328,000 and working capital of $188,000. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain its operations. The Company’s efforts have been devoted principally to developing its technologies and commercializing its products. In order to fund all planned operations, including the commercialization of certain of the Company’s products and the anticipated expansion in 2012 of clinical trials for certain of the Company’s product candidates, the Company anticipates that additional external financing will be required beyond the $4.0 million Credit Facility described in Note 5. If adequate funds are not available, in order to continue its operations the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Management does not believe that the Company will be able to fund its operations through and beyond June 30, 2012 without securing additional funds through the issuance of equity and/or debt. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty. In addition to securing additional funds, the Company’s ability to continue as a going concern is ultimately dependent upon generating revenues from those products that do not require further marketing clearance by the U.S. Food and Drug Administration (“FDA”), obtaining FDA clearance to market its other product candidates, and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

SAFESTITCH Medical, INC
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
Inventories. Inventories are stated at lower of cost or market using the weighted average cost method and are evaluated at least annually for impairment. The $86,000 inventory balance at September 30, 2011 and $91,000 inventory balance at December 31, 2010 consists of reinforcing mesh used for hernia surgery. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts.
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $2,000 and $11,000, respectively, for the three and nine months ended September 30, 2011. Advertising and promotional costs and expenses totaled $44,000 and $56,000, respectively, for the three and nine months ended September 30, 2010.
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

SAFESTITCH Medical, INC
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Therapeutic discovery project tax credit. The Company records the therapeutic discovery project tax credit on an accrual basis when approved by the government agency which is reported as other income in the accompanying financial statements.
Fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. Related party receivables and stockholders loans are carried at cost.
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
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2011	December 31, 2010
Machinery and equipment	5 years	$566,000	$452,000
Furniture and fixtures	3-5 years	81,000	50,000
Software	3-5 years	57,000	37,000

		704,000	539,000
Accumulated depreciation and amortization		(288,000)	(202,000)

Property and equipment, net		$416,000	$337,000

Depreciation of fixed assets utilized in research and development activities is included in research and development costs and expenses. All other depreciation is included in selling, general and administrative costs and expenses. Depreciation and amortization expense was $43,000 and $100,000, respectively for the three and nine months ended September 30, 2011, and was $29,000 and $59,000, respectively for the three and nine months ended September 30, 2010.
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

SAFESTITCH Medical, INC
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company granted 562,500 and 700,000 stock options under the 2007 Plan during the nine months ended September 30, 2011 and 2010, respectively. The options granted during 2011 were issued at an exercise price of $1.12 per share and had an estimated aggregate grant date fair value of $502,000. The options granted during 2010 were issued at an exercise price of $1.10 to $1.20 per share and had an estimated aggregate grant date fair value of $593,000. The weighted average grant date fair value of the options granted during the nine months ended September 30, 2011 and 2010 was $0.89 per share and $0.87 per share, respectively.
Total stock-based compensation recorded for the three and nine months ended September 30, 2011 was $98,000 and $240,000, respectively. The stock-based compensation recorded for the nine months ended September 30, 2011 included a credit of $113,000 for forfeiture true-up. Total stock-based compensation recorded for the three and nine months ended September 30, 2010 was $120,000 and $360,000, respectively. All stock-based compensation is included in selling, general and administrative costs and expenses. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the nine months ended September 30, 2011 and 2010 was estimated using the following assumptions.

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Expected volatility	76.91% – 102.63%	87.09% – 108.28%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.25% – 3.25%	1.21% – 3.11%
Expected life	5.5 – 10.0 years	4.0 – 7.0 years
Forfeiture rate	0% – 5%	0% – 5%
The following summarizes the Company’s stock option activity for the nine months ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2010	1,334,667	$1.41	5.74
Granted	562,500	$1.12	9.45
Exercised	—	—
Canceled or expired	(267,500)	$1.19

Outstanding at September 30, 2011	1,629,667	$1.34	6.51	—

Exercisable at September 30, 2011	852,417	$1.50	5.22	—

Vested and expected to vest at September 30, 2011	1,586,248	$1.35	6.49	—

Out of the total 562,500 options granted during the first nine months of the Company’s 2011 fiscal year 68,000 options were vested as of September 30, 2011. At September 30, 2011, there was approximately $337,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.69 years.

SAFESTITCH Medical, INC
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
No options were exercised during the three and nine months ended September 30, 2011 and 2010.
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
In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $5,000 and $36,000, respectively, for the three and nine months ended September 30, 2011 and $26,000 and $179,000, respectively, for the three and nine months ended September 30, 2010.
The Company borrowed $1,100,000 under the Credit Facility during the three months ended September 30, 2011 The Company recognized interest expense related to the outstanding borrowings of $7,100 for the three months ended September 30, 2011. The Company has $1,100,000 outstanding and $2,900,000 available under the Credit Facility as of September 30, 2011.
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

SAFESTITCH Medical, INC
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SAFESTITCH Medical, INC
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
NOTE 7 — BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended September 30, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30, 2011	September 30, 2010
Stock options	1,629,667	1,284,667
Stock warrants	805,521	805,521
Series A Preferred Stock	—	—

Total	2,435,188	2,090,188

SAFESTITCH Medical, INC
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $58,000 and $163,000 for the three and nine months ended September 30, 2011, respectively, and $51,000 and $101,000 for the three and nine months ended September 30, 2010, respectively.
The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID Stapler®, for a period of ten years from the first commercial sale of such product. No royalties have been incurred or paid for the three and nine months ended September 30, 2011, and for the three and nine months ended September 30, 2010.
In the ordinary course of business, the Company has placed orders with various suppliers for the purchase of certain tooling, contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months. The Company currently has no material commitments with terms beyond twelve months.
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
Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. The Company recorded research and development costs and expenses related to the 20% facility reimbursement obligation totaling approximately $12,000 and $33,000, respectively for the three and nine months ended September 30, 2011, and $10,000 and $42,000, respectively, for the three and nine months ended September 30, 2010.
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
The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in selling, general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2011 or December 31, 2010.
The tax years 2008-2010 remain open to examination by the major tax jurisdictions in which the Company operates.

SAFESTITCH Medical, INC
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
As more fully described in Note 5, the Company entered into a $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group. The Company borrowed $1,100,000 under the Credit Facility during the three and nine months ended September 30, 2011 and there were no advances under the Credit Facility during the three and nine months ended September 30, 2010. Interest expense of $7,100 related to the Credit Facility has been recorded for the three and nine months ended September 30, 2011 and no interest expense at September 30, 2010. There is $1,100,000 outstanding borrowings at September 30, 2011 and none at September 30, 2010.
The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in July 2010 to include additional office space in the same building, and current rental payments under the lease are approximately $14,000 per month. The Company recorded rent expense related to the Miami lease totaling approximately $51,000 and $145,000, respectively, for the three and nine months ended September 30, 2011, and $44,000 and $82,000, respectively, for the three and nine months ended September 30, 2010.
Dr. Jane Hsiao, the Company’s Chairman of the Board, served as a director of Great Eastern Bank of Florida until August 2009, a bank where the Company maintains a bank account in the normal course of business.
Dr. Hsiao, Dr. Frost and Mr. Rubin are each significant shareholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded shell company, SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China and Sorrento Therapeutics, Inc. (“Sorrento”), a development stage biopharmaceutical company. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and Aero under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Tiger X and since June 2011 served as Corporate Counsel for Sorrento. The Company has recorded reductions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $51,000 and $205,000, respectively, for the three and nine months ended September 30, 2011, and $85,000 and $210,000, respectively, for the three and nine months ended September 30, 2010. Aggregate accounts receivable from NIMS, Aero, Tiger X and SearchMedia were approximately $58,000 and $64,000 as of September 30, 2011 and December 31, 2010, respectively. Since June 30, 2011, Aero no longer participated in the cost sharing arrangement.
NOTE 12 — EMPLOYEE BENEFIT PLANS
Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $9,000 and $28,000, respectively, for the three and nine months ended September 30, 2011 and $11,000 and $28,000, respectively, for the three and nine months ended September 30, 2010.

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
Overview
We are a developmental stage FDA-registered medical device company focused on the development of medical devices that manipulate tissues for minimally invasive surgery for the treatment of hernia formation, obesity, gastroesophageal reflux disease (“GERD”), esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.
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
Products and Product Candidates
We received the necessary FDA 510(k) clearances to market the SMART DilatorTM as Class II devices in February 2009. Our standard and airway bite blocks are Class I 510(k)-exempt devices that require no preclearance from the FDA prior to marketing. In November 2009, we received FDA clearance to market the AMID Stapler® in the U.S. as a Class II device, and, in February 2010, we received CE Mark clearance to market the stapler in the European Union and other countries requiring CE clearance. After we commenced production of the AMID Stapler® in 2010, we voluntarily suspended sales in order to implement several design improvements and a more robust and reliable commercial manufacturing process. As a result of these design improvements, we will submit a “Special 510(k)” to FDA for clearance prior to marketing the AMID Stapler® in the United States. Additionally, we will supplement our Technical File prior to marketing the AMID Stapler® in the European Union. We expect to begin commercial sales of the AMID Stapler® during the first half of 2012.
In September 2010, we successfully tested our first investigational Intraluminal Gastroplasty Device for Obesity and GERD (“Gastroplasty Device”) in five patients in Hungary. At the twelve month follow-up, we observed that the weight loss, endoscopy findings and esophageal symptom scores were satisfactory and as expected. We are planning the continuation of clinical trials in Europe in 2012. We also expect to continue in vivo human testing of this device in the United States during 2012, following anticipated FDA review of our clinical trial protocols and IDE submission. We intend to apply for approval of the Gastroplasty Device for both GERD and obesity by the FDA in accordance with all applicable requirements. In order to fund all of our planned operations, including the anticipated expansion of clinical trials for the Gastroplasty Device, we will require additional external financing.

We are currently evaluating commercialization options for the SMART DilatorTM and our standard and airway bite blocks.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the carrying value of our long term assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010. Actual results may differ from these estimates.
Results of Operations
We incurred losses of $4.2 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively, and we had an accumulated deficit of $21.2 million at September 30, 2011. Since we do not currently generate revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.
Three and Nine Months ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010
Research and development (“R&D”) costs and expenses were $975,000 and $1.02 million for the three months ended September 30, 2011 and 2010, respectively. The approximate $51,000 decrease was primarily due to a reduction in Gastroplasty Device expenditures as R&D resources were allocated to the commercialization of the AMID® Stapler. R&D costs and expenses were $2.48 million and $2.11 million for the nine months ended September 30, 2011 and 2010, respectively. The approximate $374,000 increase resulted primarily from addition of R&D and manufacturing staff and increased expenditures for contract engineering services, Amid Stapler® refinements, and preparing for U.S. human feasibility trials for the Gastroplasty Device.
Selling, general and administrative (“SG&A”) costs and expenses were $506,000 and $712,000 for the three months ended September 30, 2011 and 2010, respectively. This decrease of $206,000 is primarily attributed to reduction of our AMID Stapler® sales efforts compared to the prior year and decrease in accounting staff. SG&A costs and expenses were $1.6 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively. This decrease of $125,000 is primarily attributed to reductions in AMID Stapler® sales efforts, accounting staff and a stock-based compensation forfeiture true-up credit. These reductions were offset in part by increased payroll costs from the addition of quality and regulatory personnel, contracting arrangements, increased rent for facilities expansion and other costs associated with our efforts to develop a more reliable manufacturing process. SG&A costs and expenses consist primarily of salaries and other related costs, including stock based compensation. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, and professional fees for legal and accounting services. We expect that our SG&A costs and expenses will increase in the short term as we recommence commercialization activities for the AMID Stapler®.

Liquidity and Capital Resources
We have not generated revenues and have incurred operating losses since inception, and we expect to continue incurring losses from operations for the foreseeable future. Until we recommence sales of the AMID Stapler® or commercialize another product, we will not generate any revenues. Our research and development expenditures are expected to expand significantly as we expand clinical trials for our Gastroplasty Device and other of our product candidates. While we have reduced marketing and distribution expenditures during the suspension of sales of the AMID Stapler®, we expect to make significant investment in inventory and the hiring and training of marketing, sales and customer service personnel prior to recommencing sales in the first half of 2012. We have funded our operations to date primarily with proceeds from the private placement of equity and from advances under credit facilities available to us. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with such development and commercialization activities. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs and results of commercialization activities, including product marketing, sales and distribution activities and the implementation of improved commercial manufacturing processes. In order to fund all of our planned operations, including the anticipated expansion of clinical trials for the Gastroplasty Device, we will require additional external financing beyond the Credit Facility. However, if adequate funds are not available, in order to continue operations the Company may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. We believe that our $328,000 cash balance as of September 30, 2011, together with the $2.9 million availability under our existing line of credit, will not be able to fund operations through and beyond June 30, 2012 without securing additional funds through the issuance of equity and/or debt. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.
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

SAFESTITCH MEDICAL, INC.
Date: November 14, 2011	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer