Form 10-K
period 2011-12-31
SafeStitch Medical, Inc.
filed 2012-03-30
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2011, was: $7.8 million

As of March 28, 2012 there were 48,797,755 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2012 Annual Meeting of Stockholders.

SAFESTITCH MEDICAL, INC.

TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A—Risk Factors” of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

•

We rely heavily on licenses from third parties, particularly our license with Creighton University, and any loss of our rights under such license agreements could materially adversely affect our business prospects.

•

Most of our patent rights are licensed to us by Creighton University. If we or Creighton University do not properly maintain or enforce the patent applications underlying this license, or if we lose our rights under this license, our competitive position and results of operations will be materially adversely affected.

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

•	Medicare legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

•	Failure to obtain regulatory clearance or approval outside the United States will prevent us from marketing our product candidates abroad.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business may become subject to economic, political, regulatory and other risks associated with domestic and international operations.

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

Company Overview

We are a developmental stage FDA-registered medical device company focused on the development of medical devices that manipulate tissues for the treatment of hernia formation, obesity, gastroesophageal reflux disease (“GERD”), esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID Stapler®, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Preliminary clinical trials for our gastroplasty product candidates began in the third quarter of 2010 and are expected to continue in the second half of 2012. In February 2012, we received Special 510K clearance for the AMID Stapler®, and, on March 28, 2012 we introduced the AMID Stapler® to the participants attending the joint meeting of the 2012 American Hernia Society and the European Hernia Society in New York.

Our objective in designing surgical devices is to accomplish one or more of the following surgical goals:

•	Increased effectiveness;

•	Safer procedures;

•	Fewer complications; and

•	Reduced costs.

We believe that we can attain these goals by developing devices that, among other things, allow the endoscopic performance of certain types of surgery that are currently performed through an abdominal incision, including laparoscopically. Devices such as these are expected to reduce the need for inpatient hospital stay and decrease the likelihood of complications and their associated costs.

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

Dr. Charles J. Filipi, our Chief Medical Officer, has been a pioneer in laparoscopic surgery and endoluminal surgery at Creighton University and is past president of the American Hernia Society. He has been the lead physician responsible for the development of our product candidates, and he has relationships with a number of physicians who are experts in these fields. We believe that Dr. Filipi will be able to utilize his expertise and these relationships to facilitate device development and the opportunities mentioned above. Some of these experts are part of our medical advisory board.

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

Our lead product candidates are designed for use in the treatment of obesity patients. The incidence of obesity (defined as a body mass index (“BMI”) greater or equal to 30 and/or 100 pounds overweight) is increasing, despite increased public awareness of the health risks associated with obesity and the growth of the diet and fitness industries. The Centers for Disease Control and Prevention (“CDC”) reports that in 2009 – 2010, 35.7% of U.S. adults were obese and 16.9% of U.S. children and adolescents were obese. The CDC reports that this includes over 78 million U.S. adults and approximately 12.5 million children and adolescents that were obese. Some estimates project that 100 million Americans, or approximately 38% of the anticipated U.S. population, will be obese by the year 2017. The incidence of obesity is increasing not only in the U.S., but is becoming a problem world-wide, including in newly industrialized countries such as China and India.

Current treatment options for obesity include exercise and dieting, prescription drugs, new but unproven endoscopic procedures and bariatric surgical alternatives. Exercise and dieting are often not successful, and, if successful, the results are often not permanent. In addition, although there are a number of drug alternatives currently in the market for treating obesity, they often result in moderate weight loss (typically no more than 10% of body weight).

As a result of the foregoing, bariatric surgery has become more prevalent as an alternative. An estimated 350,000 to 400,000 bariatric surgical procedures are performed annually worldwide. Bariatric surgery is usually recommended for those people with a BMI of 35 or higher or for those who are approximately 100 pounds overweight. Currently, the most common bariatric surgery methods include gastric bypass, gastric banding and the gastric sleeve. Gastric bypass combines the creation of a small stomach pouch to restrict food intake and the construction of a duodenal bypass, thereby decreasing the body’s ability to absorb nutrients from food. In gastric banding procedures, a small inflatable/dilatable band (which allows adjustment to the size of the opening between the pouch and the stomach) is placed around the upper part of the stomach, creating a small pouch, so that patients feel full sooner. The FDA has approved an indication for use of the gastric band in procedures on people with a BMI of 30 or higher with co-morbidities. In the gastric sleeve procedure, the stomach volume is significantly reduced, which accelerates the flow of food through the stomach. These procedures are expensive and require abdominal wall incisions. It has been reported that at least 20% of gastric band patients require the removal of the gastric band within the first year following surgery. Some of the reported problems associated with the gastric band include erosion, migration, intolerance, leakage, and slippage.

Our lead product candidates can also be used to treat GERD and GERD-related complications such as Barrett’s Esophagus. In GERD patients, the esophageal junction does not close completely and acid or bile from the stomach enters the esophagus. Both the hydrochloric acid and bile from the stomach can damage the esophagus. A significant portion of the adult population in the United States suffers from GERD symptoms. Left untreated for a prolonged period of time, GERD can lead to complications such as Barrett’s Esophagus, a precancerous change to the lining of the esophagus. Barrett’s Esophagus can develop into an often fatal form of cancer of the esophagus. Worldwide, there are approximately 200,000 GERD surgical procedures performed annually. None of the currently available outpatient endoscopic procedures has proven effective in reversing inflammation of the esophagus or the amount of acid reflux. Another common GERD complication is scar tissue in the esophagus that inhibits the movement of swallowed food and drink. This and other types of esophageal restrictions are treated by inserting a dilator tube or inflatable balloon at the stricture and dilating the esophagus. Approximately 2 million esophageal dilations are performed annually worldwide, and 20 million endoscopies are performed annually worldwide. Endoscopies require a bite block to protect both the endoscope and the patient’s teeth. We have developed an airway bite block, described below, that can be used during an endoscopy and is intended to prevent a low oxygen level during the procedure due to a restricted airway.

Our AMID Stapler® is designed for use in open surgical repair of both inguinal (groin) and ventral (abdominal) hernias and for the approximation of tissue, including skin. We received Special 510K clearance for the AMID Stapler® in February 2012. Hernias impact approximately 1% of the world’s population, and roughly 800,000 inguinal hernias are repaired annually in the United States. Greater than 60% of the inguinal hernia repairs performed in developed countries are performed using the Lichtenstein technique popularized by Dr. Amid. During the repair, mesh is affixed to tissues to prevent hernia recurrence. Hernias are also repaired through open incision without affixing mesh, and laparoscopically with mesh reinforcement.

Products

The AMID Stapler®

We developed the AMID Stapler® in cooperation with Dr. Parviz Amid, a pioneer of and renowned expert in the Lichtenstein Hernia Repair. This stapler uses non-absorbable titanium staples to repair inguinal (groin) or ventral (abdominal) hernias. The staples are used to fix mesh in place, which helps prevent the recurrence of a hernia. In November 2009, we received FDA clearance to market the AMID Stapler® in the United States as a Class II device, and, in February 2010, we received CE Mark approval to market the stapler in the European Union and other countries requiring CE mark. After we commenced production of the AMID Stapler® in 2010, we voluntarily suspended sales in order to implement several improvements and a more robust and reliable commercial manufacturing process. Thereafter, we submitted a “Special 510(k)” to the FDA that was cleared in February 2012. This clearance allows us to market the AMID Stapler® in the United States and we expect to begin commercial sales in the United States in the second quarter of 2012. Additionally, we will supplement our Technical File prior to marketing the AMID Stapler® in the European Union.

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

In February 2009, we received FDA clearance to market the SMART DilatorTM in the United States as a Class II device, and we continue to evaluate commercialization options.

Bite Blocks

A bite block is used to protect the endoscope used in transoral gastrointestinal procedures and is required in all such procedures. A number of bite blocks are on the market.

Standard Bite Block. Our Standard Bite Block is designed with a bigger lip and slightly different aperture than other bite blocks on the market. Because this is a Class I device, significant testing has not been necessary; however, in 2008, Creighton University Medical Center performed a bite block study to test for comfort during endoscopic procedures in human patients. This is a Class I 510(k)-exempt device that requires no preclearance from the FDA prior to marketing.

Airway Bite Block. The Airway Bite Block contains a built-in airway that assists breathing in patients with larger tongues or smaller throats, usually because of obesity. The Airway Bite Block was tested following Institutional Review Board (IRB) approval at Creighton University Medical Center in 2008. The Airway Bite Block will come in two sizes. This is a Class I 510(k)-exempt device that requires no preclearance from the FDA prior to marketing.

We continue to evaluate commercialization options for the Standard and Airway Bite Blocks.

Product Candidates

We have prioritized our product development efforts on those candidates aimed at opportunities within gastroenterology, in which attractive markets combine with an emerging understanding of intralumenal surgery.

Intralumenal Gastroplasty Device for Obesity and GERD (“Gastroplasty Device”)

Our Gastroplasty Device consists of a set of instruments designed to perform incision-less, endoscopic surgery by introduction through the mouth and esophagus. Bariatric and GERD operations are generally performed through an external abdominal incision, and sometimes laparoscopically. Traditional surgery has the potential for significant complications and often requires an in-patient hospital stay, which is expensive.

The Gastroplasty Device is the most tested of our product candidates, and has demonstrated its potential for effectiveness. In animal tests and ex vivo human testing, the Gastroplasty Devices have been successful in obesity surgeries for suturing and excising tissue and reducing stomach size. We successfully tested our first investigational devices in five patients in Hungary, and follow up observations were reviewed in March 2012, which was approximately 18 months following the initial procedures. At the 18 month follow-up, we observed, through endoscopic visualization, that the operative site showed significant scar tissue as intended, with the scar forming a restrictive ring for weight loss or, in the case of GERD, a barrier to prevent acid from refluxing into the esophagus. We also observed that the weight loss and esophageal monitoring was satisfactory and as expected. We expect to continue in vivo human testing of this device in the United States in 2013. We are preparing separate GERD and obesity clinical trial protocols for this device and anticipate submitting the final investigational device exemption (“IDE”) trial plans to the FDA for review in 2013. We intend to apply to the FDA for clearance of the Gastroplasty Device for the GERD indication and approval for the obesity indication.

Barrett’s Excision Device for Treatment and Diagnosis (“Barrett’s Device”)

Barrett’s Esophagus, which is caused by GERD, is a condition in which the lining of the esophagus imitates the stomach mucosa, beginning at the esophageal junction and migrating upward. Barrett’s esophageal tissue is pre-cancerous and can result in difficulty in swallowing, malignancy and death. Our Barrett’s Device is designed to assist in both the diagnosis of and treatment of Barrett’s Esophagus.

Existing treatments include medication, laparoscopic surgery and cauterization. The Barrett’s Device allows the mucosa to be suctioned, sliced off and tested. The device also allows for cauterization of the affected area. No incision will be required, and the procedure will be an outpatient procedure. We expect this device to be more effective and less costly than existing procedures.

In more than ten in vivo and ex vivo animal tests and five ex vivo human tests, the Barrett’s Device has successfully excised tissue with the desired width, length, depth and contour. We expect to conduct the first human testing of the Barrett’s Device in late 2013, following submission and review by FDA of an IDE for trials of this device.

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

Novel Devices for Natural Orifice Transluminal Endoscopic Surgery (“NOTES”)

Natural Orifice Transluminal Endoscopic Surgery or NOTES is a method of operating in the abdominal cavity without making an incision in the abdominal wall. This surgery is also referred to as NO SCAR surgery. The natural orifices used in this type of procedure are the mouth and the rectum and, in females, the vagina. If the mouth is used, instruments are passed through this natural orifice out of the stomach and into the abdominal cavity.

NOTES includes surgeries for gallbladder removal, appendectomy, tubal ligation, removal of intestinal and reproductive organ cancer and hernia repair, all through the gastric, rectal or vaginal walls. Surgery utilizing the NOTES approach requires stabilization of long flexible instruments and the organs to be operated upon. We have received a license from Creighton University for a patent application for a magnetic gallbladder retractor that would enable improved operative exposure for gallbladder removal, as well as other devices to assist in NOTES procedures. We have not yet begun development of devices utilizing this technology.

Intellectual Property

We have exclusively licensed technology, know-how and patent applications from Creighton University for most of our products and product candidates. These applications include systems and techniques for minimally invasive gastrointestinal procedures, a dilator for use with an endoscope, bite blocks for use with an endoscope and for preserving airways of patients during endoscopy and the T Fastener Gun. In addition, we have certain rights to other Creighton University intellectual property that we have not yet defined as product candidates. In total, we have eight patent applications pending in the United States, including those that are exclusively licensed from Creighton. We are also pursuing several of these applications in other countries, and three such foreign patents have been issued.

Pursuant to our exclusive license and development agreement with Creighton University (the “Creighton Agreement”), we own all inventions conceived of and reduced to practice solely by our employees and agents, and all patent applications and patents claiming such inventions developed without the use of any licensed patent rights or associated know-how, and Creighton University owns all inventions conceived of and reduced to practice solely by Dr. Filipi, or any university employees or agents who work directly with Dr. Filipi in the course of performing duties for us, and all patent applications and patents claiming such inventions, which inventions, patent applications and all resulting licensed patent rights are subject to the exclusive license and development agreement. Together with the university, we jointly own all inventions conceived of and reduced to practice jointly by Dr. Filipi, and/or any university employees or agents who work directly with him and our employees or agents. Notwithstanding the foregoing, the university owns all inventions conceived of or reduced to practice under its research and development budget, and all patent applications and patents claiming such inventions, even if conceived of solely by our employees or agents, and such inventions, patent applications and all resulting licensed patent rights are subject to the Creighton Agreement.

Creighton University is obligated to file, prosecute and maintain all licensed patents and all patent applications and patents disclosing and claiming inventions made in whole or in part by university employees, agents or contractors resulting from the research and development the university engages in on our behalf in such countries as we designate. We have the right, but not the obligation, at our sole expense, to enforce our licensed patent rights and associated know-how under the Creighton Agreement against any infringer, including the right to file suit for patent infringement naming Creighton University as a party, and the right to settle such suit with the university’s consent, which shall not be unreasonably withheld. Creighton University is entitled to 1.5% of any amount collected as a result of such judgment or settlement. In the event that we choose not to file suit for patent infringement within 180 days after becoming aware of infringement, Creighton University has the right, but not the obligation, at its sole expense, to enforce the licensed patent rights and associated know-how against any infringer, including the right to file suit for patent infringement naming us as a party, and the right to settle such suit with our consent, which shall not be unreasonably withheld. The university shall pay us 1.5% of any amount collected as a result of such judgment or settlement.

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

Licenses and Collaborative Relationships; Research and Development

Our strategy is to develop a portfolio of product candidates through a combination of internal development and external partnerships. Collaborations are key to our strategy, and, on May 26, 2006, we entered into the Creighton Agreement, which grants us the right to license and sublicense most of our product candidates and associated know-how, including the exclusive right to manufacture, use and sell the product candidates. The foregoing license is exclusive even with respect to Creighton University. Pursuant to the Creighton Agreement, we are obligated to pay Creighton University, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the agreement, less certain amounts, including without limitation chargebacks, credits, taxes, duties and discounts or rebates.

Creighton University provides all necessary facilities, including animal research laboratories, to accommodate Dr. Filipi’s research and development of licensed products and product candidates, and we compensate Creighton University for the use of such facilities in accordance with the Creighton Agreement. We recorded expenses for 2011 and 2010 of $45,000 and $52,000, respectively, in satisfaction of the indirect cost allowance equal to 20% of the direct and personnel costs for services conducted at the university or company facilities located within 100 miles of Omaha, Nebraska. Also pursuant to the agreement, the university agreed that Dr. Filipi would initially devote at least 90% of his working time during the four-year period that began May 26, 2006 and ended May 26, 2010 and would thereafter devote at least 50% of his time for the subsequent two years towards the research and development of any licensed product or product candidate under the agreement, including the development of any such product to a final design and prototype as a commercially viable product. The agreement further provides that Dr. Filipi shall assist us with the prosecution of any and all patent applications related to any such products developed under the agreement.

Pursuant to the Creighton Agreement, we are entitled to exercise our own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion, or other commercial exploitation of any licensed products, provided that if we have not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the agreement or the date such technology is disclosed to and accepted by us, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by us, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless we purchase one or more one-year extensions. In addition to the expenses incurred in connection with the Creighton Agreement, we have incurred research and development costs and expenses of $3.4 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively.

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

Competition

The market for our products is highly competitive due to the large number of products competing for market share and significant levels of commercial resources being utilized to promote those products. The following table sets forth some of the companies whose products we expect to compete with our products and product candidates:

Product or Product Candidate	Significant Competitor(s)

Gastroplasty Device	USGI Medical, Endo Gastric Solutions, Inc., ValenTx, Inc., GI Dynamics, Inc. and Medigus, Ltd.

Barrett’s Device	Olympus Medical Equipment Services America, Inc. and BARRX Medical, Inc.

AMID Stapler®	Covidien.

SMART DilatorTM	Boston Scientific Corporation, Cook Medical Supply, Inc., and Miller Medical Specialties.

Standard and Airway Bite Blocks	C.R. Bard, Inc, ConMed Corporation, U.S. Endoscopy, Omni Medical Supply, Inc. and Olympus Medical Equipment Services America, Inc.

T Fastener Gun	Cook Medical Supply, Inc. and Olympus Medical Equipment Services America, Inc.

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

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act (“FD&C Act”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Self- Referral Law (commonly referred to as the Stark Law), the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, by the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, by the Public Health Service within HHS under the Public Health Service Act, by the Department of Justice through the Federal False Claims Act and various criminal statutes, and by state governments under the Medicaid program and their internal laws regulating all healthcare activities.

FDA Regulation of the Design, Manufacture and Distribution of Medical Devices

The testing, manufacture, distribution, advertising and marketing of medical devices are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory clearances or approvals, as the case may be, before it may be marketed in a particular country. Under United States law, a “medical device” (“device”) is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals (see FD&C Act § 201(h)). Substantially all of the articles being developed by SafeStitch are classified as medical devices and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.

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

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a Section 510(k) premarket notification application (“510(k) submission”), or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a “Predicate Device” (a device first marketed prior to May 28, 1976 or a device marketed after that date which was substantially equivalent to a pre-May 28, 1976 device). These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a Predicate Device and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the Predicate Device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may not only require that a premarket notification be submitted, but also that such notification be accompanied by clinical data. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with IDE regulations for clinical trials performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days on average, but it can take substantially longer if the agency has concerns. Furthermore, there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is not any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA process described below.

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

We intend to continue in discussions with the FDA regarding the appropriate regulatory approval pathway for our Gastroplasty Device for the treatment of GERD and for the treatment of obesity. We have not yet sought final FDA approval to conduct any clinical studies of any of our licensed products in the United States. There is no assurance that the FDA would permit us to conduct such clinical studies and no assurance that the FDA would agree with our study design, statistical methods or endpoints.

Even when a clinical study has been approved or cleared by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. The interim results of a study may also not be satisfactory; leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for or agree to participate in the study, or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is either (i) safe and effective, a prerequisite for FDA approval of a PMA, or (ii) substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.

After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to require PMA post market surveillance and extended clinical follow up, the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the PMA process is not permitted to make changes which could affect the device’s safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through a 510(k) submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA and other federal export requirements and possible restrictions.

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

The FDA in the course of enforcing the FD&C Act may subject a company to various sanctions for violating FDA regulations or provisions of the Act, including , by way of example, requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke a clearance or approval, seeking disgorgement of profits and seeking to criminally prosecute a company and its officers and other responsible parties.

Recently Enacted Health Care Reform Legislation

Congress passed health care reform legislation that President Obama signed into law on March 23, 2010 and March 30, 2010. The package signed into law by the President is considered by some to be the most dramatic change to the country’s health care system in decades.

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

It should be noted that the constitutionality of certain provisions of the health care reform law, including the mandate to purchase insurance, are before the Supreme Court of the Unites States, which is expected to reach some decision on or before June 25, 2012.

Third-Party Payments, Especially Payments by Medicare and Medicaid

A. Medicare and Medicaid Coverage

Because some of the projected patient population that could potentially benefit from our devices is elderly, Medicare would likely be a potential source of reimbursement. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory frameworks are subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. However, Medicare only provides reimbursement if CMS, either directly or through one of its contractors, determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level (“Local Coverage Determination”) by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a National Coverage Determination. There are statutory provisions intended to facilitate coverage determinations for new technologies under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) §§ 731 and 942. Coverage presupposes that the device has been cleared or approved by the FDA and, further, that the coverage will be no broader than the FDA approved intended uses of the device (i.e., the device’s label) as cleared or approved by the FDA, but coverage can be narrower. In that regard, a narrow Medicare coverage determination may undermine the commercial viability of a device.

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

There can be no assurance that bariatric surgery relying on our primary device would be covered under the National Coverage Determination noted above.

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

B. Reimbursement Levels

Even if Medicare and other third-party payor programs cover the procedures that use our devices, the level of reimbursement may not be sufficient for commercial success. The Medicare reimbursement levels for covered procedures are determined annually through three sets of rulemakings, one for outpatient departments of hospitals under the Outpatient Prospective Payment System (“OPPS”), another for the inpatient departments of hospitals under the Inpatient Perspective Payment System (“IPPS”), and the third for procedures in physicians’ offices under the Resource-Based Relative Value Scales (“RBRVS”) (the Medicare fee schedule). If the use of a device is covered by Medicare, a physician’s ability to bill a Medicare patient more than the Medicare allowable amount is significantly constrained by the rules limiting balance billing. For covered services in a physician’s office, Medicare normally pays 80% of the Medicare allowable amount and the beneficiary pays the remaining 20%, assuming that the beneficiary has met his or her annual Medicare deductible and is not also a Medicaid beneficiary. For services performed in an outpatient department of a hospital, the patient’s co-payment under Medicare may exceed 20%, depending on the service and depending on whether CMS has set the co-payment at greater than 20%. If a device is used as part of an in-patient procedure, the hospital where the procedure is performed is reimbursed under the IPPS. In general, IPPS provides a single payment to the hospital based on the diagnosis at discharge and devices are not separately reimbursed under IPPS.

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

•

The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment under a federal program (including the Medicare and Medicaid programs); and

•

The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

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

The Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, and regulates “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and based on our current business model, it is likely that we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician or hospital customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Recent changes in the law wrought by the HITECH Act provisions of the American Recovery and Reinvestment Act of 2009 increase the duties of business associates and covered entities with respect to protected health information, thereby subjecting them to direct government regulation, increasing their compliance costs and their exposure to civil monetary penalties and other government sanctions. While the law does not alter the definition of a business associate, it makes it more likely that covered entities with whom we are likely to do business will require us to enter into business associate agreements.

Manufacturing

We are currently modifying our prototype lab, located in Miami, Florida, to accommodate the commercial manufacture of the AMID Stapler®, which we intend to launch in the second quarter of 2012. In addition, we intend to continue to use this facility for the manufacture of prototypes and non-commercial components, device prototypes and non-commercial finished devices of certain of our product candidates for testing, including for limited use in animal or human clinical testing. We have also entered into agreements with third party manufacturers for the manufacture of prototypes for certain of our products. These suppliers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices (cGMPs) or ISO certifications where applicable, and to the extent laboratory analysis is involved, current good laboratory practices (cGLPs), where applicable.

Sales & Marketing

We currently have limited sales, marketing and distribution personnel. We have recently hired six direct sales representatives, under the management of our Director of Sales, and a Director of Marketing. In order to commercialize any products that are approved or cleared for commercial sale, we must continue to build a sales and marketing infrastructure, collaborate with third parties possessing sales and marketing experience and/or utilize a combination of internal and third party resources. We intend to build our sales and marketing infrastructure to market some of our product or product candidates, and we may collaborate with companies established in this industry to market and sell certain of our products, if cleared or approved, as the case may be. Such collaborations could take the form of joint ventures or sales, marketing or distribution agreements. We intend to distribute our products, including our AMID Stapler®, through our own sales and marketing organization and through independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will successfully be able to build a sales and marketing infrastructure or be able to enter into independent contractor and distribution agreements on terms acceptable to us or at all.

Employees

As of December 31, 2011, we had 29 full-time employees, six of whom hold advanced degrees. We plan to add to our headcount in key functional areas as required to commence commercialization activities and further the development of our product candidates. None of our employees are represented by a collective bargaining agreement.

Executive Officers of the Registrant

Jeffrey G. Spragens. Mr. Spragens, 70, has served as our President and Chief Executive Officer and as a member of our Board of Directors since our acquisition of SafeStitch LLC in September 2007, and he has served as Business Manager of SafeStitch LLC, of which he was a founding member, since August 2005. From January 2002 to December 2006, Mr. Spragens was a member of Board of Directors of ETOC, Inc., a privately owned hotel and lodging company based in Minneapolis, Minnesota. Since April 2002, he has been a Founding Board of Directors Member and Treasurer of the Foundation for Peace, Washington, D.C. From 1990 to 1995, he was Managing Partner, Gateway Associates, Inc., a company that secured full subdivision and planning approval for properties under its control. Prior to that and from 1987 to 1993, he was one of three founding board of directors members of North American Vaccine, an American Stock Exchange listed company sold to Baxter International in 1999. Mr. Spragens also has previous experience as a developer and attorney.

Charles J. Filipi M.D. Dr. Filipi, 71, has served as our Chief Medical Officer (f/k/a Medical Director) and a member of our Board of Directors since our acquisition of SafeStitch LLC in September 2007. Dr. Filipi was a founding member of SafeStitch LLC in August 2005 and has served as its Medical Director since 2006. He is also Professor of Surgery in the Department of Surgery at Creighton University School of Medicine in Omaha, Nebraska and has served in this position since 1999. Dr. Filipi has also served as president of the American Hernia Society, editor of the Journal Hernia and has published approximately 100 peer-reviewed articles and fifty-one book chapters. He has been the inventor of over twenty provisional or utility patents. His primary areas of interest are intralumenal surgery for the correction of gastroesophageal reflux disease, Barrett’s Esophagus, and obesity.

James J. Martin, C.P.A. Mr. Martin, 45, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, Mr. Martin served as our Controller. Mr. Martin has served as Vice President of Finance for Aero Pharmaceuticals, Inc. (“Aero”) a privately-held pharmaceutical distributor and Chief Financial Officer of Non-Invasive Monitoring Systems, Inc.(“NIMS”), a publicly-held medical device company since January 2011. From July 2010 through January 2011, Mr. Martin served as Controller of NIMS and Aero. Prior to joining SafeStitch, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company in which he was responsible for all financial reporting and inventory logistics. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. In addition to his career in finance and accounting, Mr. Martin served five years in the United States Navy as an Operations Specialist.

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

“Intralumenal” refers to within the lumen of a hollow organ. Hollow organs include the esophagus, stomach and small and large intestines, as well as the heart, arteries, veins, ureter and urethra.

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

We are a medical device company with a limited operating history. We remain a developmental stage enterprise, and we are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of products until the second quarter of 2012. Three of our products may currently be marketed in the United States without further FDA clearance or approval. We continue to incur research and development and general and administrative expenses related to our operations. Our net losses for the years ended December 31, 2011 and 2010 were $5.7 million and $5.3 million, respectively, and we had an accumulated deficit of $22.8 million as of December 31, 2011. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for clinical trials of our product candidates and begin to commercialize our cleared or approved products. If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

We intend to advance multiple additional product candidates through clinical and pre-clinical development. We will need to raise substantial additional capital to engage in our clinical and pre-clinical development and commercialization activities.

Our future funding requirements will depend on many factors, including but not limited to:

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs associated with the expansion of our manufacturing capabilities;

•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory clearances and approvals;

•	the economic and other terms and timing of our existing licensing arrangement and any collaboration, licensing or other arrangements into which we may enter in the future;

•	our need and ability to hire additional management, scientific, medical and sales and marketing personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio.

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

Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. As discussed above in “Item 1. Business”, Congress passed health care reform legislation that President Obama signed into law in March 2010. While the most immediate impact on device manufacturers is the imposition of a 2.3 percent tax beginning in 2013, the other effects of the law on our business and sector remain uncertain. Over the next few years, the administration can be expected to issue rules implementing the new reforms and those regulations could have adverse consequences for device manufacturers.

In addition to the legislation discussed above, various healthcare reform proposals have also emerged at the state level. We cannot predict what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any such future legislation or regulation will have on us. In addition to the taxes imposed by the new federal legislation, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and materially adversely affect our business, financial condition and results of operations.

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

Additionally, we have funded our operations to date primarily through private sales of our common and preferred stock and through borrowings under credit facilities available to us from stockholders and other individuals, including our existing $4.0 million line of credit which will mature in June 2013. Any economic turmoil and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all. Our inability to raise additional working capital on acceptable terms would materially and adversely affect our liquidity and could materially adversely affect our ability to continue our operations.

Some of our technologies are in an early stage of development and are unproven.

We are engaged in the research and development of intralumenal medical devices that manipulate tissues for the treatment of intraperitoneal abnormalities, including obesity, GERD, hernia formation, Barrett’s Esophagus, esophageal obstructions and upper gastrointestinal bleeding. The effectiveness of our technologies is not well-known in, or accepted generally by, the clinical medical community. There can be no assurance that we will be able to successfully employ our technologies as surgical, therapeutic or diagnostic solutions for any intraperitoneal abnormalities. Our failure to establish the efficacy and safety of our technologies would have a material adverse effect on our business.

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

We are highly dependent on the success of our products and product candidates, especially the Gastroplasty Device and the AMID Stapler®. We cannot give any assurance that the FDA will permit us to clinically test or grant regulatory clearance for the Gastroplasty Device, nor can we give any assurance that the Gastroplasty Device or any of our other products will be successfully commercialized, for a number of reasons, including without limitation the potential introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts, or our failure to obtain positive coverage determinations or reimbursement. Any failure to obtain clearance or approval of our products or to successfully commercialize them would have a material and adverse effect on our business.

If our competitors develop and market products that are more effective, safer or less expensive than our products and future products, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address the intraperitoneal abnormalities we are endeavoring to address. We are currently developing and commercializing medical devices that will compete with other medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other medical devices and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than we do. As indicated, there are also other methods to treat obesity, such as diet, exercise and medicine. Other competitors have developed products such as medical implants that occupy volume in the stomach to promote the feeling of satiety (Helioscopie) or gastric sleeves to reduce food intake. Some of the medical device companies we expect to compete with include USGI Medical, Satiety, EndoGastric Solutions, Inc., Medigus, Ltd., C.R. Bard, Inc, ValenTx, Inc., GI Dynamics, Inc., Medical Equipment Services America, Inc., BARRX Medical, Inc., Covidien, Boston Scientific Corporation, ConMed Corporation, Cook Medical Supply, Inc., Miller Medical Specialties, U.S. Endoscopy and a number of bite block manufacturers. In addition, many other universities and private and public research institutions are or may become active in research involving surgical devices for gastrointestinal abnormalities and minimally invasive surgery.

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

The research, testing, manufacturing, labeling, approval, clearance, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive a clearance letter under the 510(k) process or approval of a PMA from the FDA, depending on the nature of the device. We intend to continue discussions with the FDA regarding the appropriate regulatory approval for our Gastroplasty Device for the treatment of GERD and for the treatment of obesity. Obtaining approval of any PMA can be a lengthy, expensive and uncertain process. While the FDA normally reviews and clears a premarket notification in 90 days, there is no guarantee that our future product candidates will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance, that even if a device is reviewed under the 510(k) premarket notification process, that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product.

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

•

a medical device candidate may not be deemed to be substantially equivalent to a device lawfully marketed either as a grandfathered device or one that was cleared through the 510(k) premarket notification process;

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

Even if our product candidates obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	timing of market introduction of competitive products;

•	safety and efficacy of our product;

•	physician training in the use of our products;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our future product candidates, both in absolute terms and relative to alternative treatments; and

•	availability of coverage and reimbursement from government and other third-party payors.

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

We have scientific, regulatory and clinical advisors who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

Because our manufacturing capabilities are limited, we will rely on third parties to manufacture and supply substantially all of our product candidates, and an inability to find additional or alternate sources for our products could materially and adversely affect our financial condition and results of operations.

We currently operate a manufacturing facility for the commercial production of the AMID Stapler®. In the future, we may choose to use a third party manufacturer for the AMID Stapler® as well as our other products and product candidates. Currently, a significant number of our AMID Stapler® component parts come from third-party suppliers. If these manufacturing partners are unable to produce our products or component parts in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require.

Our product candidates require precise, high quality manufacturing. We and our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and non-U.S. regulatory authorities to ensure strict compliance with QSR, cGMP and other applicable government regulations and corresponding standards. If we or our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with QSR, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

Any performance failure by us or on the part of our contract manufacturers could delay clinical development or regulatory clearance or approval of our product candidates or commercialization of our products and future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our products. Such approval may require additional non-clinical testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

We currently have a limited sales, marketing and distribution organization. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have limited marketing, sales and distribution capabilities. We intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our products and product candidates, which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We intend to distribute our products, including our AMID Stapler®, through our own sales and marketing organization and through independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will successfully be able to build a sales and marketing infrastructure or be able to enter into independent contractor and distribution agreements on terms acceptable to us or at all. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products and product candidates. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Most of our patent rights are licensed to us from Creighton. If we or Creighton University do not properly maintain or enforce the patent applications underlying this license, or if we lose our rights under this license, our competitive position, business prospects and results of operations will be materially adversely affected.

Our success will depend in part on the ability of us or Creighton University to obtain, maintain and enforce patent protection for our licensed intellectual property and, in particular, those patents to which we have secured exclusive rights. We or Creighton University may not successfully prosecute the patent applications which are licensed to us. Even if patents issue in respect of these patent applications, we or Creighton University may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than necessary to obtain an acceptable outcome from any such litigation. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially identical products for sale, which could materially adversely affect our competitive business position, business prospects and results of operations.

If we or our licensors are unable to obtain and enforce patent protection for our products and product candidates, our business could be materially harmed.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our proposed products. Although numerous patent applications are in process, we presently do not hold any issued U.S. patents, and to our knowledge none of the technology we license has been patented in the U.S. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third party patent or otherwise circumvent the third party patent.

Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we will rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to develop and use information that we regard as proprietary.

The issuance of a patent provides a presumption, but does not guarantee that it is valid. Any patents we have obtained, or obtain in the future, may be challenged or potentially circumvented. Moreover, the United States Patent and Trademark Office (the “USPTO”) may commence interference proceedings involving our patents or patent applications. Any such challenge to our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, future court decisions may introduce uncertainty in the enforceability or scope of any patent, including those owned by medical device companies.

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

Our business may become subject to economic, political, regulatory and other risks associated with domestic and international operations.

Our business is subject to risks associated with conducting business domestically and internationally, in part due to some of our suppliers being located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	difficulties in compliance with U.S. and non-U.S. laws and regulations;

•	changes in U.S. and non-U.S. regulations and customs;

•	changes in non-U.S. currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•	negative consequences from changes in tax laws; and

•	difficulties associated with staffing and managing foreign operations, including differing labor relations.

Risks Related to Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.

For the two years ended December 31, 2011, the market price of our common stock has fluctuated from a high of $2.20 per share to a low of $0.45 per share. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Some or all of the “restricted” shares of our common stock held by our stockholders, including, but not limited to, shares issued in connection with (i) our acquisition of SafeStitch LLC, (ii) our 2008, 2010 and 2012 private placements and (iii) the 2010 conversion into common stock of all outstanding shares of our preferred stock, may be offered from time to time in the open market pursuant to an effective registration statement under the Securities Act of 1933, as amended, or without registration pursuant to Rule 144 promulgated thereunder, and these sales may have a depressive effect on the market price of our common stock.

Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock, making it difficult for our stockholders to sell their shares; and future sales of common stock could reduce our stock price.

Trading of our common stock is currently conducted on the OTCBB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of December 21, 2011, approximately 62% of the issued and outstanding shares of our common stock are held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock.

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

Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, over 62% of our outstanding voting securities as of December 21, 2011. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our principal corporate office and manufacturing facility is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, our largest beneficial stockholder. We lease approximately 6,800 square feet under the lease agreement, which is for a five-year term that began on January 1, 2008.

Additionally, we lease approximately 462 square feet of office space in Omaha, Nebraska. This facility includes one administrative office used by Dr. Filipi, who is based in Omaha, Nebraska and is our Chief Medical Officer and one of the members of our Board of Directors. We also lease approximately 1,200 square feet of warehouse space in Miami, Florida which is used as our prototype lab.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCBB under the symbol “SFES.” During the period from February 22, 2011 to August 25, 2011, our common stock was quoted on the OTCQB under the symbol “SFES.” The table below sets forth, for the respective periods indicated, the high and low bid prices for our common stock in the over-the-counter market as reported on the OTCQB or the OTCBB, as applicable. The bid prices represent inter-dealer transactions, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
2011
First Quarter	$1.70	$0.81
Second Quarter	1.38	0.46
Third Quarter	0.90	0.50
Fourth Quarter	1.01	0.45

2010
First Quarter	$1.95	$1.02
Second Quarter	1.70	1.02
Third Quarter	2.20	1.50
Fourth Quarter	2.05	1.14

As of March 28, 2012, there were approximately 208 record holders of our common stock.

We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2011 and 2010, and we have no plans to pay any dividends or make any other distributions in the future.

In connection with our acquisition of SafeStitch LLC, we entered into a Note and Security Agreement with Jeffrey G. Spragens, our Chief Executive Officer and President and a director, and The Frost Group, LLC, a Florida limited liability company whose members include Frost Gamma Investments Trust, a trust indirectly controlled by Dr. Phillip Frost, the largest beneficial holder of our common stock, as well as Dr. Jane H. Hsiao and Steven D. Rubin, two of our directors, which provides for up to $4.0 million in total available borrowings. Under this credit facility, we may distribute stock dividends in respect of our common stock, but we may not pay cash dividends in respect of our common stock.

Item 6.	Selected Financial Data.

As a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to include information otherwise required by this item.

Item 7.	Management’s Discussion an40d Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains certain forward-looking statements about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A—Risk Factors” of this Annual Report on Form 10-K and our other filings with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are a developmental stage, FDA-registered medical device company focused on the development of medical devices that manipulate tissues for the treatment of obesity, GERD, hernia formation, esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID Stapler®, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Preliminary clinical trials for our gastroplasty product candidates began in the third quarter of 2010 and are expected to continue in the second half of 2012. Sales of our AMID Stapler® are anticipated to begin in the second quarter of 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, property and equipment, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Our net loss totaled $22.8 million for the period from September 15, 2005 (inception) through December 31, 2011. Such loss included $5.7 million and $5.3 million for the years ended December 31, 2011 and 2010, respectively. We do not currently generate revenues from any of our products, including those already cleared for commercial marketing by the FDA. While we anticipate generating revenue in 2012, we expect to continue to generate net losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe we will likely continue to incur net losses for the near future.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Research and Development (“R&D”) costs and expenses were $3.4 million for the year ended December 31, 2011, as compared to $2.7 million for the year ended December 31, 2010. This $0.7 million increase resulted primarily from the addition of R&D and manufacturing staff and increased expenditures for contract engineering services, pre-clinical testing, research equipment, controlled environment infrastructure, the manufacturing of devices and components to be used in clinical trials of our gastroplasty device, and costs associated with the redesign and testing of the AMID Stapler®.

Selling, General and Administrative (“SG&A”) costs and expenses were $2.3 million for the year ended December 31, 2011 as compared to $2.6 million for the year ended December 31, 2010. This $0.3 million decrease is primarily related to a decrease in stock-based compensation expense due to a change in the forfeitures experience, professional and legal fees, sales and accounting payroll costs, advertising fees, travel and trade show expenses related to the initial commercialization of the AMID Stapler®. These decreases were offset in part by increases in payroll costs from the addition of quality, regulation and engineering personnel, obsolete inventory disposals, increased rent and other costs associated with our efforts to develop a more reliable manufacturing process. SG&A costs and expenses consist primarily of salaries and other related costs, including stock-based compensation expense. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, and professional fees for legal and accounting services. We expect that our SG&A costs and expenses will increase in 2012 in connection with our intended commercialization activities for the AMID Stapler® beginning in the second quarter of 2012.

Other income totaled $0 and $0.2 million for the years ended December 31, 2011 and 2010, respectively. This $0.2 million decrease resulted from the awarding of a tax grant in 2010 under the U.S. Government’s Qualifying Therapeutic Discovery Project (QTDP) program for research related to development of the AMID Stapler® and the related Simplified Stapled Lichtenstein Procedure (SSLP™) for hernia repair. The QTDP program was created by Congress on May 21, 2010 under Section 48D of the Internal Revenue Code, as enacted under the Patient Protection and Affordable Care Act. The QTDP program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or significantly advance the goal of curing cancer. The grant was received in 2010 and was not taxable income for federal tax purposes.

Interest income was negligible for the years ended December 31, 2011 and 2010. Interest expense totaled $48,000 for the year ended December 31, 2011, as compared to $0 for the year ended December 31, 2010. The 2011 interest expense was due to outstanding balances under our credit facility.

Liquidity and Capital Resources

As a result of our significant R&D expenditures and the lack of any product sales revenue, we have generated operating losses since inception. We do not expect to have any source of revenues before the second quarter of 2012 at the earliest, and we expect to incur losses from operations for the foreseeable future. We expect to incur increasing R&D costs and expenses, including expenses related to hiring new personnel and conducting clinical trials. We expect that SG&A costs and expenses will also increase as we expand our regulatory compliance and administrative staff and add sales and marketing personnel and infrastructure.

To date, we have funded our operations primarily with proceeds from private placement of common and preferred stock and our $4.0 million credit facility. Our ability to sell additional shares of our stock and/or borrow cash under existing or new credit facilities could be materially adversely affected by, among other things, any economic turmoil in the world’s equity and credit markets. There can therefore be no assurance that we will be able to raise funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations. Additionally, uncertain economic conditions could reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our product candidates. Such delay could have a material adverse impact on our expected cash flows, liquidity, results of operations and financial position.

On February 17, 2012, we sold 20,794,000 shares of our common stock in a private placement at a price of $0.40 per share, with net proceeds to the Company of $8.3 million. Approximately 54% of the shares offered were purchased by our officers, directors and significant shareholders. A portion of the proceeds was used to pay off all amounts outstanding under the credit facility.

We have received FDA clearance to begin marketing the AMID Stapler® in the United States and we are preparing to commence clinical trials of our Gastroplasty Device. We expect to begin commercial sales of the AMID Stapler® in the second quarter of 2012. Commencing such commercialization and clinical trial activities is anticipated to significantly increase our cash requirements for 2012 and into the foreseeable future. Our management believes that the $8.3 million in proceeds received by the Company from the sale of the 20,794,000 shares of common stock in February 2012, together with the availability under our existing line of credit, which matures in June 2013, is sufficient to fund our current cash flow requirements through December 31, 2012. However, in order to fund all planned operations, including the commercialization of certain of our products and the anticipated expansion of clinical trials for certain of our product candidates, we anticipate that additional external financing will be required. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with our current and anticipated commercialization efforts and clinical trials.

Our actual future capital requirements will depend on many factors, including sales of the AMID Stapler®, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets at December 31, 2011 and 2010	43

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from September 15, 2005 (inception) through December 31, 2011	44

Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through December 31, 2011	45

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from September 15, 2005 (inception) through December 31, 2011	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SafeStitch Medical, Inc.

We have audited the accompanying consolidated balance sheets of SafeStitch Medical, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from September 15, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and cash flows for the years ended December 31, 2011 and 2010 and for the period from September 15, 2005 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 29, 2012

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(in 000s, except share data)

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$298	$3,032
Other receivable—related-party	66	64
Prepaid expenses	143	117
Inventory	—	91

Total Current Assets	507	3,304
FIXED ASSETS
Property and equipment, net	470	337
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	14	51

Total Other Assets	16	53

TOTAL ASSETS	$993	$3,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$469	$221
Notes payable	—	49

Total Current Liabilities	469	270
Stockholders loans, including accrued interest	2,523	—
Commitments and contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized 10% Series A Cumulative Convertible Preferred Stock, 4,000,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and 2010; liquidation preference $0 as of December 31, 2011 and 2010	—	—
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 28,003,755 shares issued and outstanding as of December 31, 2011 and 2010	28	28
Additional paid-in capital	20,762	20,427
Deficit accumulated during the development stage	(22,789)	(17,031)

Total Stockholders’ (Deficit) Equity	(1,999)	3,424

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$993	$3,694

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000s, except per share amounts)

	Years Ended December 31,		September 15, 2005 (Inception) to December 31,
	2011	2010	2011
Revenues	$—	$—	$—

Costs and expenses

Research and development	3,367	2,728	12,938

Selling, general and administrative	2,306	2,617	8,995

Total costs and expenses	5,673	5,345	21,933

Loss from operations	(5,673)	(5,345)	(21,933)

Other income and (expense)

Other income	—	244	1,147

Interest income	—	2	79

Amortization of deferred financing costs	(37)	(204)	(1,970)

Interest expense	(48)	—	(112)

Total other income and (expense)	(85)	42	(856)

Loss before income tax	(5,758)	(5,303)	(22,789)

Provision for income tax	—	—	—

Net loss	$(5,758)	$(5,303)	$(22,789)

Loss attributable to common stockholders and loss per common share:
Net loss	$(5,758)	$(5,303)	$(22,789)
Deemed dividend—Series A Preferred Stock Issuance	—	(500)	(700)
Deemed dividend—Series A Preferred Stock Conversion	—	(4,301)	(4,301)
Declared/Accrued Dividends—Series A Preferred Stock	—	(278)	(366)

Loss attributable to common stockholders	(5,758)	(10,382)	(28,156)
Weighted average shares outstanding, basic and diluted	28,004	22,230

Net loss per basic and diluted share	$(0.21)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH DECEMBER 31, 2011

(in 000s)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception—September 15, 2005	—	$—	—	$—	$—	$—	$—
Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)
Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369
Exercise of options (CTS)—September 23, 2007 at $0.79 per share	—	—	42	—	35	—	35
Stock-based compensation—September 4, 2007	—	—	—	—	77	—	77
Issuance of shares in recapitalization—September 4, 2007 at $0.64 per share	—	—	4,795	5	3,078	—	3,083
SafeStitch expenses associated with recapitalization	—	—	—	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	65	—	65
Warrants issued in connection with credit facility—September 4, 2007 at $2.46 per share	—	—	—	—	1,985	—	1,985
Rule 16 payment received	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note—December 30, 2008 at $1.22 per share	—	—	8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share, net of offering costs	2,000	20	—	—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share, net of offering costs	2,000	20	—	—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424
Stock-based compensation	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	(5,758)	(5,758)
Balance at December 31, 2011	—	$—	28,004	$28	$20,762	$(22,789)	$(1,999)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000s)

	Years Ended December 31,		September 15, 2005 (Inception) to December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(5,758)	$(5,303)	$(22,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	37	204	1,970
Stock-based compensation expense	335	471	1,305
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	140	87	342
Loss from disposal of assets	20	—	20
Gain on sale of TruePosition investment	—	—	(903)
Inventory disposals	86	53	139
Changes in operating assets and liabilities
Other current assets	(28)	(29)	(189)
Inventory	5	(144)	(139)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	248	128	185
Accrued interest	48	—	48

NET CASH USED IN OPERATING ACTIVITIES	(4,867)	(4,533)	(19,936)

INVESTING ACTIVITIES
Purchase of equipment	(293)	(277)	(832)
Proceeds from sale of TruePosition investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(293)	(277)	75

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	—	4,974	8,962
Issuance of Preferred Stock, net of offering costs	—	1,998	3,980
Capital Contributions	—	—	1,431
Proceeds from notes payable	—	70	141
Repayment of notes payable	(49)	(71)	(141)
Proceeds from stockholders loans	2,475	—	5,335
Repayment of stockholders loans	—	—	(2,776)
Exercise of options	—	—	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,426	6,971	20,159

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,734)	2,161	298

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,032	871	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$298	$3,032	$298

Supplemental disclosures:
Cash paid for interest	$—	$—	$64
Non cash activities:
Non-cash dividend upon issuance and conversion of Preferred Stock	$—	$4,801	$5,001
Dividends	$—	$366	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND LIQUIDITY

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

Cellular Technical Services Company, Inc. (“Cellular”), a non-operating public company, was incorporated in 1988 as NCS Ventures Corp. under the laws of the State of Delaware. On July 25, 2007, Cellular entered into a Share Transfer, Exchange and Contribution Agreement (the “Share Exchange”) with SafeStitch LLC, a Virginia limited liability company. On September 4, 2007, Cellular acquired all of the members’ equity interests in SafeStitch LLC in exchange for 11,256,369 shares of Cellular’s common stock, which represented a majority of Cellular’s outstanding shares immediately following the Share Exchange. Effective January 8, 2008, Cellular changed its name to SafeStitch Medical, Inc. and increased the aggregate number of shares of capital stock that may be issued from 35,000,000 to 250,000,000, comprising 225,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and 25,000,000 shares of preferred stock, par value $0.01 per share. For accounting purposes, the acquisition has been treated as a recapitalization of SafeStitch LLC, with SafeStitch LLC as the acquirer (reverse acquisition). The historical financial statements prior to September 4, 2007 are those of SafeStitch LLC, which began operations on September 15, 2005. The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred on September 15, 2005 (inception).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through December 31, 2011, the Company has accumulated a deficit of $22.8 million, including a net loss of $5.8 million for the year ended December 31, 2011, and has not generated revenue or positive cash flows from operations. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position, the $8.3 million in proceeds received from the issuance of shares of common stock in February 2012 (see Note 14), availability under the extended term of its $4.0 million line of credit from The Frost Group LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens (the “Credit Facility”), and by monitoring its discretionary expenditures, management believes that the Company will be able to fund its existing operations through December 31, 2012. However, in order to fund all planned operations, including the commercialization of certain of the Company’s products, including the AMID Stapler®, and the anticipated expansion in 2012 of clinical trials for certain of the Company’s product candidates, the Company anticipates that additional external financing will be required. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon generating revenues from those products that do not require further marketing clearance by the U.S. Food and Drug Administration (“FDA”), obtaining FDA clearance to market its other product candidates, and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories. Inventories are stated at lower of cost or market using the weighted average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts. Obsolete inventory aggregating $86,000 was disposed of during 2011.

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

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative (“SG&A”) costs and expenses for all periods presented, and totaled $73,000 and $61,000, respectively, for the years ended December 31, 2011 and 2010.

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

Income taxes. The Company follows the liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets, when it is more likely than not the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

Comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful lives	December 31, 2011	December 31, 2010
Machinery and equipment	5 years	$660,000	$452,000
Furniture, fixtures and leasehold improvements	3-5 years	81,000	50,000
Software	3-5 years	57,000	37,000

		798,000	539,000
Accumulated depreciation and amortization		(328,000)	(202,000)

Property and equipment, net		$470,000	$337,000

Depreciation of fixed assets utilized in research and development activities is included in research and development costs and expenses. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $140,000 and $87,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 4—STOCK-BASED COMPENSATION

The Company granted 88,667 options outside of plans in September 2007 at an exercise price of $2.60 per share. The Company determined the estimated aggregate fair value of these options on the grant date to be $196,000, or approximately $2.21 per option. For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense of $0 and $34,000, respectively, for these options, which is included in general and administrative expense.

On November 13, 2007, the Board of Directors and a majority of the Company’s stockholders approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”), which was amended on June 6, 2011 to increase the number of shares of Common Stock available for issuance thereunder from 2,000,000 to 3,000,000. Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 3,000,000 shares of Common Stock, which are fully reserved for future issuance. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Common Stock at the date of grant and, within any twelve month period, no person may receive stock options or stock appreciation rights for more than one million shares of Common Stock. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

The Company granted 562,500 and 750,000 stock options under the 2007 Plan during the years ended December 31, 2011 and 2010, respectively. The options granted during 2011 were issued at an exercise price of $1.12 per share and had an estimated aggregate grant date fair value of $502,000. The options granted during 2010 were issued at exercise prices between $1.10 and $2.00 per share and had an estimated aggregate grant date fair value of $697,000. The weighted average grant date fair value of the options granted during 2011 and 2010 was $0.89 per share and $0.93 per share, respectively. At December 31, 2011, a total of 1,372,000 shares of Common Stock remained available for issuance under the 2007 Plan.

Total stock-based compensation recorded for the years ended December 31, 2011 and 2010 was $335,000 and $471,000, respectively, and is included in general and administrative expense. The stock-based compensation recorded for the year ended December 31, 2011 included a credit of $113,000 for a change in the forfeitures experience. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. The fair value of each option granted are estimated on the date of their grant using the Black-Scholes option pricing model using the following assumptions.

	Year ended December 31, 2011	Year ended December 31, 2010
Expected volatility	76.91% – 102.63%	87.09% –108.28%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.25% – 3.25%	.88% – 3.11%
Expected life	5.5 – 10.0 years	4.0 – 7.0 years
Forfeiture rate	0% – 5%	0% – 5%

The following summarizes the Company’s stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,334,667	$1.41	5.74
Granted	562,500	$1.12	9.20
Exercised	—	—
Canceled or expired	(269,000)	$1.19	4.88

Outstanding at December 31, 2011	1,628,167	$1.35	6.26	$—

Exercisable at December 31, 2011	864,917	$1.50	4.98	$—

Vested and expected to vest at December 31, 2011	1,585,098	$1.35	6.23	$—

68,000 of the 562,500 options granted during the year ended December 31, 2011, were vested as of December 31, 2011. At December 31, 2011, there was $242,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.74 years.

No options were exercised during the years ended December 31, 2011 and 2010.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

NOTE 5—DEBT

Credit Facility. In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provides up to $4.0 million in total available borrowings, consisting of up to $3.9 million from The Frost Group and up to $100,000 from Mr. Spragens. The Company has granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts outstanding under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility had an initial term of 28 months, expiring in December 2009, and was amended on four occasions to extend the maturity date, which is now June 30, 2013.

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its Common Stock to the Frost Group and Mr. Spragens at an assumed exercise price of $0.25 per share. The fair value of the warrants was determined to be approximately $2.0 million on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense of $37,000 and $204,000 related to these deferred financing costs for the years ended December 31, 2011 and 2010, respectively.

The Company borrowed $2,475,000 under the Credit Facility during the year ended December 31, 2011. The Company recognized interest expense related to the outstanding borrowings under the Credit Facility for the years ended December 31, 2011 and 2010 of $48,000 and $0, respectively. As of December 31, 2011 there was a balance outstanding under the Credit Facility of $2,523,000 (see Note 14), including accrued interest of $48,000, and there was no balance outstanding at December 31, 2010.

NOTE 6—CAPITAL TRANSACTIONS

2010 Private Placement of Common Stock. On June 15, 2010, the Company entered into a stock purchase agreement (the “2010 Stock Purchase Agreement”) with 20 investors (the “2010 PIPE Investors”) pursuant to which the 2010 PIPE Investors agreed to purchase an aggregate of 4,978,000 shares of Common Stock (the “PIPE Shares”) at a price of $1.00 per share for aggregate consideration of $4,978,000. Among the 2010 PIPE Investors who purchased a portion of the PIPE Shares were Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity of which Dr. Jane Hsiao, the Company’s Chairman of the Board, is general partner, Frost Gamma, as well as Grandtime Associates Limited (“Grandtime”), a Taiwan-based investment company. Each of Hsu Gamma, Frost Gamma and Grandtime purchased 1,300,000 PIPE Shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

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

2009 Issuance of Series A Preferred Stock. On July 21, 2009, the Company entered into a securities purchase agreement with a private investor (the “2009 Investor”), pursuant to which the 2009 Investor agreed to purchase an aggregate of up to 2,000,000 shares (the “2009 Shares”) of the Series A Preferred Stock at a purchase price of $1.00 per share. On July 22, 2009, the Company closed on the issuance of the 2009 Shares for aggregate consideration of $2.0 million. A portion of the proceeds from the issuance was used to repay all principal and interest outstanding under the Credit Facility.

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

NOTE 7—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended December 31, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31, 2011	December 31, 2010
Stock options	1,628,167	1,334,667
Stock warrants	805,521	805,521
Series A Preferred Stock	0	0

Total	2,433,688	2,140,188

Under applicable SEC accounting guidance, the difference between (a) the fair value of the consideration transferred to the Preferred Investors upon conversion of the Series A Preferred Stock and (b) the carrying amount of the Series A Preferred Stock on the Company’s balance sheet is required to be added to the Company’s net loss to arrive at loss available to common stockholders in the calculation of loss per share. As discussed in Note 6 above, during the year ended December 31, 2010, the Preferred Investors received an aggregate dividend of $5.4 million, consisting of $0.4 million accumulated dividends and $5.0 million aggregate deemed dividends. This $5.4 million aggregate dividend was recorded as a $4.4 million increase in losses attributable to common stockholders on the Conversion Date, after giving effect to the $0.7 million beneficial conversion feature and $0.3 million cumulative dividends recorded as increases in losses attributable to common stockholders in prior periods.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space expiring in 2012. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $199,000 and $164,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the Company was obligated under non-cancellable operating leases to make future minimum lease payments (excluding sales taxes) as follows:

Year Ending December 31,
2012	$217,000

$217,000

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the net sales of any product developed with Dr. Amid’s assistance, including the AMID Stapler®, for a period of ten years from the first commercial sale of such product. No royalties were incurred for, or paid during the years ended December 31, 2011 and 2010.

The Company has placed orders with various suppliers for the purchase of certain tooling, inventory and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months. The Company currently has no material commitments with terms beyond twelve months.

NOTE 9—AGREEMENT WITH CREIGHTON UNIVERSITY

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

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. For the years ended December 31, 2011 and 2010, the Company paid Creighton $45,000 and $52,000, respectively, in satisfaction of the 20% facility reimbursement obligation.

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

NOTE 10—INCOME TAXES

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

At December 31, 2011, we have approximately $ 11.8 million of federal net operating loss carryforwards to offset future taxable income and $7.0 million of certain operating expenses which have been deferred as start-up costs under Sec. 195 for federal income tax purposes, subject to limitations for alternative minimum tax. Start-up costs will continue to be capitalized until the month in which active business begins, at which time the costs may be amortized over 15 years. In addition, at December 31, 2011 we have approximately $476,000 of research and development tax credit carryforwards. The net operating loss and research and development credit carryforwards expire through 2031.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	December 31, 2011	December 31, 2010
Income tax benefit at the federal statutory rate	34.00%	34.00%
State income taxes, net of effect on federal taxes	3.51%	3.49%
Research and development credit	2.84%	2.71%
Other	0.56%	0.25%
Increase in valuation allowance	(40.91%)	(40.45%)

Provision for income tax	0%	0%

The deferred tax asset at December 31, 2011 and 2010 consists of the following:

	2011	2010
Net operating loss carryforward	$4,419,000	$3,121,000
Deferred start up costs	2,658,000	1,916,000
Research and development credit carryforward	477,000	290,000
Stock-based compensation	520,000	394,000
Other	(13,000)	(16,000)

	8,061,000	5,705,000
Less: Valuation allowance	(8,061,000)	(5,705,000)

Net deferred tax asset	$—	$—

The change in the valuation allowance from December 31, 2010 to December 31, 2011 amounted to approximately $2,356,000. At December 31, 2006, Cellular had available for federal income tax purposes, net operating loss carryforwards of approximately $54.1 million which expire through 2026, and research and development tax credits of approximately $1.2 million that will expire through 2024. The Company had provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforwards and tax credits. Upon consummation of the share exchange with SafeStitch LLC, these net deferred tax assets along with net operating losses for 2007 were forfeited in accordance with Section 382 of the Internal Revenue Code.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011, the Company has no unrecognized tax position, including interest and penalties.

The tax years 2008-2010 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 11—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In connection with the acquisition of SafeStitch LLC, the Company entered into the Credit Facility with The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma, a trust controlled by Dr. Phillip Frost, the largest beneficial holder of the issued and outstanding shares of the Company’s common stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board and Steven D. Rubin, a director. As of December 31, 2011 there was balance outstanding under the Credit Facility of $2,523,000, including $48,000 of accrued interest, and there was no balance outstanding at December 31, 2010 (See Note 5).

The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in July 2011 to include additional office space in the same building, and current rental payments under the lease are approximately $19,000 per month. The Company recorded $199,000 and $127,000 of rent expense related to the Miami lease for the years ended December 31, 2011 and 2010, respectively.

Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company that dissolved in December 2011, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China, and Sorrento Therapeutics, Inc. (“Sorrento”), a publicly-traded development stage biopharmaceutical company. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Tiger X, and since June 2011, as Corporate Counsel for Sorrento. The Company has recorded reductions to SG&A costs and expenses for the years ended December 31, 2011 and 2010 of $78,000 and $114,000, respectively, to account for the sharing of accounting costs under this arrangement. The Company has recorded $178,000 and $186,000 of reductions to SG&A costs and expenses for the year ended December 31, 2011 and 2010, respectively, to account for the sharing of legal costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X, Sorrento and SearchMedia were approximately $66,000 as of December 31, 2011 and are included in other receivable—related party.

NOTE 12—EMPLOYEE BENEFIT PLANS

Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company will contribute to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company’s matching contributions to the plan were approximately $39,000 and $39,000, respectively, for the years ended December 31, 2011 and 2010.

NOTE 13—CONCENTRATION OF RISK

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

NOTE 14—SUBSEQUENT EVENTS

In February 2012, the Company granted to directors, officers, existing employees and consultants an aggregate of 813,500 options to purchase the Company’s common stock under the 2007 Plan. The options were granted at exercise prices of $0.65 and $0.85 per share.

On February 17, 2012, the Company entered into a stock purchase agreement (the “2012 Stock Purchase Agreement”) with 35 investors (the “Investors”) pursuant to which the Investors agreed to purchase an aggregate of 20,794,000 shares of Common Stock (the “Shares”), at a price of $0.40 per share, with net proceeds to the Company of $8.3 million. A portion of the proceeds was used to pay off $3.1 million outstanding under the Credit Facility, and the balance of the proceeds will be used for continued research, development and commercialization of the Company’s products and product candidates. Among the Investors purchasing Shares were Frost Gamma, Dr. Jane Hsiao, the Company’s Chairman of the Board, Jeffrey Spragens, the Company’s President and Chief Executive Officer and Richard Pfenniger, a member of the Company’s Board of Directors. Frost Gamma and Dr. Hsiao each purchased 4,500,000 shares, Mr. Spragens purchased 250,000 shares, and Mr. Pfenniger purchased 125,000 shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

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

For the period ended December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011.

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

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant, as amended, filed as Annex A to our Definitive Information Statement on Schedule 14C filed with the SEC on December 7, 2007 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of SafeStitch Medical, Inc., filed as Exhibit 3.2 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

3.3	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

4.1	Specimen Certificate for Common Stock of Registrant, filed as Exhibit 4.1 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

4.2	Form of Common Stock Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

4.3	Specimen Certificate for Series A Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.1	Form of Lockup Agreement, filed as Exhibit 2.4 to our Current Report on Form 8-K filed with the SEC on July 31, 2007 and incorporated by reference herein.

10.2	Note and Security Agreement, dated as of September 4, 2007, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.3	Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC, filed as Exhibit 10.5 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

10.4+	Letter Agreement for Terms of Employment between SafeStitch LLC and Stewart B. Davis, M.D., dated May 16, 2007, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.5+	SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Annex B to our Definitive Information Statement on Schedule 14C, filed with the SEC on December 7, 2007 and incorporated by reference herein.

10.6+	Offer Letter from SafeStitch Medical, Inc. to Adam S. Jackson, dated March 11, 2008, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated by reference herein.

Exhibits:

10.7	Form of Subscription Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated by reference herein.

10.8	First Amendment to Note and Security Agreement, dated March 25, 2009, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 27, 2009 and incorporated by reference herein.

10.9	Form of Current Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.10	Form of Future Securities Purchase Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.11	Form of Subscription Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated by reference herein.

10.12+	Form of Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.13+	Form of Non-Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.14	Second Amendment to Note and Security Agreement, dated March 29, 2010, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.15	Stock Purchase Agreement, dated as of June 15, 2010, by and between SafeStitch Medical, Inc. and the purchasers party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2010 and incorporated by reference herein.

10.16	Confidential General Release of All Claims, dated November 24, 2010, by and between Stewart Davis and SafeStitch Medical, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2010 and incorporated by reference herein.

10.17	Consulting Agreement, dated November 24, 2010 and effective November 12, 2010, by and between Stewart Davis and SafeStitch Medical, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 1, 2010 and incorporated by reference herein.

10.18	Confidential General Release of All Claims, dated January 14, 2011, by and between Adam Jackson and SafeStitch Medical, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2011 and incorporated by reference herein.

10.19	Consulting Agreement, effective January 10, 2011, by and between Adam Jackson and SafeStitch Medical, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 14, 2011 and incorporated by reference herein.

10.20	Third Amendment to Note and Security Agreement, dated March 28, 2011, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 30, 2011 and incorporated by reference herein.

Exhibits:

10.21	Fourth Amendment to Note and Security Agreement, dated August 10, 2011, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011.

10.22	Form of Stock Purchase Agreement dated February 17, 2012, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2012 and incorporated by reference herein.

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.
+	Compensation Plan or Arrangement or Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: March 30, 2012	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey G. Spragens	Chief Executive Officer, President and Director	March 30, 2012
Jeffrey G. Spragens	(Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D.	Chairman of the Board of Directors	March 30, 2012
Jane H. Hsiao, Ph.D.

/s/ Dr. Charles J. Filipi	Chief Medical Officer and Director	March 30, 2012
Dr. Charles J. Filipi

/s/ Dr. Chao C. Chen	Director	March 30, 2012
Dr. Chao C. Chen

/s/ Steven D. Rubin	Director	March 30, 2012
Steven D. Rubin

/s/ Richard C. Pfenniger, Jr.	Director	March 30, 2012
Richard C. Pfenniger, Jr.

/s/ Kevin T. Wayne	Director	March 30, 2012
Kevin T. Wayne

/s/ James J. Martin	Chief Financial Officer (Principal Financial and	March 30, 2012
James J. Martin	Accounting Officer)