Form 10-Q
period 2012-03-31
SafeStitch Medical, Inc.
filed 2012-05-15
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-19437

SAFESTITCH MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2962080
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite A-100, Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

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

48,797,755 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 10, 2012.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011, and for the period from September 15, 2005 (inception) to March 31, 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through March 31, 2012 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011, and for the period from September 15, 2005 (inception) to March 31, 2012	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A.	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	(REMOVED AND RESERVED)	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	20

	SIGNATURES	21

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in 000s, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,979	$298
Other receivable – related-party	25	66
Prepaid expenses	134	143
Inventory	506	—

Total Current Assets	4,644	507
FIXED ASSETS
Property and equipment, net	433	470
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	12	14

Total Other Assets	14	16

TOTAL ASSETS	$5,091	$993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$798	$469

Total Current Liabilities	798	469
Stockholders loans, including accrued interest	—	2,523
Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 48,797,755 and 28,003,755 shares issued and outstanding, respectively.	49	28
Additional paid-in capital	29,170	20,762
Deficit accumulated during the development stage	(24,926)	(22,789)

Total Stockholders’ Equity (Deficit)	4,293	(1,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,091	$993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in 000s, except per share data)

	Three Months Ended March 31,		September 15, 2005 (Inception) to March 31, 2012
	2012	2011
Revenues	$—	$—	$—
Costs and expenses
Research and development	1,177	656	14,115
Selling, general and administrative	915	653	9,910

Total costs and expenses	2,092	1,309	24,025

Loss from operations	(2,092)	(1,309)	(24,025)
Other income and expense
Other income	—	—	1,147
Interest income	—	—	79
Amortization of debt issuance expense	(2)	(25)	(1,972)
Interest expense	(43)	—	(155)

Total other income and expense	(45)	(25)	(901)

Loss before income tax	(2,137)	(1,334)	(24,926)
Provision for income tax	—	—	—

Net loss	$(2,137)	$(1,334)	$(24,926)

Loss attributable to common stockholders and loss per common share:
Net loss	(2,137)	(1,334)	(24,926)
Deemed dividend - Series A Preferred Stock	—	—	(700)
Deemed dividend - Series A Preferred Conversion	—	—	(4,301)
Dividends - Series A Preferred Stock	—	—	(366)

Net loss attributable to common stockholders	(2,137)	(1,334)	$(30,293)

Weighted average shares outstanding, basic and diluted	37,829	28,004

Net loss per basic and diluted share	$(0.06)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH MARCH 31, 2012

($ in 000s, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Inception – September 15, 2005	—	$—	—	$—	$—	$—	$—
Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)
Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369
Capital contributed	—	—	4,837	5	5,088	—	5,093
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering - May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share	2,000	20		—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering - June 2010 at $1.00 per share, net of offering costs	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424

Stock-based compensation	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	(5,758)	(5,758)

Balance at December 31, 2011 (unaudited)	—	$—	28,004	$28	$20,762	$(22,789)	$(1,999)

Issuance of 20,794,000 shares of Common Stock at $0.40 per share for cash in February 2012	—	—	20,794	21	8,297	—	8,318
Stock-based compensation	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	(2,137)	(2,137)

Balance at March 31, 2012 (unaudited)	—	$—	48,798	$49	$29,170	$(24,926)	$4,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000s)

	Three Months Ended March 31,		September 15, 2005 (Inception) to March 31, 2012
	2012	2011
OPERATING ACTIVITIES
Net loss	$(2,137)	$(1,334)	$(24,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	2	25	1,972
Stock-based compensation expense	111	44	1,416
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	42	27	384
Loss from disposal of assets	—	—	20
Gain on sale of TruePosition investment	—	—	(903)
Inventory disposals	—	—	139
Changes in operating assets and liabilities
Inventory	(506)	—	(645)
Other current assets	50	47	(139)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	329	8	514
Accrued Interest	(48)	—	—

NET CASH USED IN OPERATING ACTIVITIES	(2,157)	(1,183)	(22,093)

INVESTING ACTIVITIES
Purchase of equipment	(5)	—	(837)
Proceeds from sale of True Position investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5)	—	70

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	8,318	—	17,280
Issuance of Preferred Stock, net of offering costs	—	—	3,980
Capital contributions	—	—	1,431
Proceeds from notes payable	—	—	141
Repayment of notes payable	—	(21)	(141)
Proceeds from stockholders loans	500	—	5,835
Repayment of stockholders loans	(2,975)	—	(5,751)
Exercise of options	—	—	35

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,843	(21)	26,002

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,681	(1,204)	3,979
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	3,032	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,979	$1,828	$3,979

Supplemental disclosures:
Cash paid for interest	$91	$—	$155
Non cash activities:
Non-cash dividend upon issuance & conversion of Preferred	—	—	$5,001
Stock dividends	—	—	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through March 31, 2012, the Company has accumulated a deficit of $24.9 million and has not generated positive cash flows from operations. The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position, availability under the extended term of its $4.0 million line of credit from The Frost Group LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens (the “Credit Facility”), and by monitoring its discretionary expenditures, management believes that the Company will be able to fund its existing operations through March 31, 2013. However, if the Company does not generate sufficient revenue from sales of the AMID Stapler® to fund all planned operations, including the commercialization of certain of the Company’s products and product candidates, including the Intraluminal Gastroplasty Device for Obesity and GERD (“Gastroplasty Device”), and the anticipated expansion in 2012 of clinical trials for certain of the Company’s product candidates, the Company anticipates that additional external financing will be required. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. The Company’s ability to continue as a going concern is ultimately dependent upon generating revenues from those products that do not require further marketing clearance by the U.S. Food and Drug Administration (“FDA”), obtaining FDA clearance to market its other product candidates, and achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

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

Inventories. Inventories are stated at lower of cost or market using the weighted average cost method and are evaluated at least annually for impairment. The $506,000 inventory balance at March 31, 2012 consists of parts and components for the AMID Stapler. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts.

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

Revenue Recognition. Revenue from product sales will be recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured.

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative (“SG&A”) costs and expenses for all periods presented, and totaled $38,000 and $9,000, respectively, for the three months ended March 31, 2012 and 2011.

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

Comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented, and, as a result, no statement of comprehensive income (loss) has been included in the condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2012	December 31, 2011
Machinery and equipment	5 years	$660,000	$660,000
Furniture, fixtures and leasehold improvements	3-5 years	86,000	81,000
Software	3-5 years	57,000	57,000

		803,000	798,000
Accumulated depreciation and amortization		(371,000)	(328,000)

Property and equipment, net		$432,000	$470,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative costs and expenses. Depreciation and amortization expense was $42,000 and $27,000, respectively for the three months ended March 31, 2012 and 2011.

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

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company granted 813,500 and 562,500 stock options under the 2007 Plan during the three months ended March 31, 2012 and 2011, respectively. The options granted during 2012 were issued at an exercise price ranging from $0.65 to $0.85 per share and had an estimated aggregate grant date fair value of $441,000. The options granted during 2011 were issued at an exercise price of $1.12 per share and had an estimated aggregate grant date fair value of $502,000. The weighted average grant date fair value of the options granted during the three months ended March 31, 2012 and 2011 was $0.54 per share and $0.89 per share, respectively.

Total stock-based compensation recorded for the three months ended March 31, 2012 and 2011 was $111,000 and $44,000, respectively, and is included in general and administrative costs and expenses. The stock-based compensation recorded for the three months ended March 31, 2011 included a credit of $113,000 for a change in the forfeitures experience. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the three months ended March 31, 2012 and 2011 was estimated using the following assumptions.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Expected volatility	85.41% - 111.36%	76.91% - 102.63%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.02% - 1.98%	2.25% - 3.25%
Expected life	5.5 - 10.0 years	5.5 - 10.0 years
Forfeiture rate	0% - 2%	0% - 5%

The following summarizes the Company’s stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,628,167	$1.35	6.26
Granted	813,500	$0.66	9.89
Exercised	—	—
Canceled or expired	(88,667)	$2.60

Outstanding at March 31, 2012	2,353,000	$1.06	7.37	$226,975

Exercisable at March 31, 2012	1,123,125	$1.30	5.65	$26,325

Vested and expected to vest at March 31, 2012	2,298,660	$1.06	7.34	$220,163

None of the 813,500 options granted during the first three months of the Company’s 2012 fiscal year were vested as of March 31 2012. At March 31, 2012, there was $558,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.72 years.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No options were exercised during the three months ended March 31, 2012 and 2011.

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

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $2,000 and $25,000, respectively, for the three months ended March 31, 2012 and 2011.

The Company had a principal balance outstanding of $2,975,000 under the Credit Facility in February 2012 during which period the Credit Facility was paid off in its entirety, plus approximately $91,000 in accrued interest, using the proceeds of the 2012 Private Placement of Common Stock described below in Note 6. There are no amounts due or outstanding under the Credit Facility as of March 31, 2012.

NOTE 6 – CAPITAL TRANSACTIONS

2012 Private Placement of Common Stock. On February 17, 2012, the Company entered into a stock purchase agreement (the “2012 Stock Purchase Agreement”) with 35 investors (the “2012 PIPE Investors”) pursuant to which the 2012 PIPE Investors agreed to purchase an aggregate of 20,794,000 shares of Common Stock (the “2012 PIPE Shares”) at a price of $0.40 per share for aggregate consideration of $8.3 million. Among the Investors purchasing Shares were Frost Gamma, Dr. Jane Hsiao, the Company’s Chairman of the Board, Jeffrey Spragens, the Company’s President and Chief Executive Officer and Richard Pfenniger, a member of the Company’s Board of Directors. Frost Gamma and Dr. Hsiao each purchased 4,500,000 shares, Mr. Spragens purchased 250,000 shares, and Mr. Pfenniger purchased 125,000 shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

2010 Private Placement of Common Stock. On June 15, 2010, the Company entered into a stock purchase agreement (the “2010 Stock Purchase Agreement”) with 20 investors (the “2010 PIPE Investors”) pursuant to which the 2010 PIPE Investors agreed to purchase an aggregate of 4,978,000 shares of Common Stock (the “2010 PIPE Shares”) at a price of $1.00 per share for aggregate consideration of $4,978,000. Among the 2010 PIPE Investors who purchased a portion of the PIPE Shares were Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity of which Dr. Jane Hsiao, the Company’s Chairman of the Board, is general partner, Frost Gamma, as well as Grandtime Associates Limited (“Grandtime”), a Taiwan-based investment company. Each of Hsu Gamma, Frost Gamma and Grandtime purchased 1,300,000 PIPE Shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

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

NOTE 7 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended March 31, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31, 2012	March 31, 2011
Stock options	2,353,000	1,629,667
Stock warrants	805,521	805,521

Total	3,158,521	2,435,188

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $60,000 and $53,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID StaplerTM, for a period of ten years from the first commercial sale of such product. No royalties have been incurred or paid for the three months ended March 31, 2012 or 2011.

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

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. For the three months ended March 31, 2012 and 2011, the Company paid Creighton $12,000 and $10,000, respectively, in satisfaction of the 20% facility reimbursement obligation.

Pursuant to the Creighton Agreement, the Company is entitled to exercise its own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion and other commercial exploitation of any licensed products, provided that, if the Company has not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the Creighton Agreement or the date such technology is disclosed to and accepted by the Company, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by the Company, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless the Company purchases one or more one-year extensions.

NOTE 10 – INCOME TAXES

All of the Company’s deferred tax assets have been fully reserved by a valuation allowance due to management’s uncertainty regarding the future profitability of the Company.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2012 or December 31, 2011.

The tax years 2008-2011 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As more fully described in Note 5, the Company entered into a $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group.

The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in August 2011 to include additional office space in the same building, and current rental payments under the lease are approximately $19,000 per month. The Company recorded $57,000 and $47,000 of rent expense related to the Miami lease for the three months ended March 31, 2012 and 2011, respectively.

Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company that dissolved in December 2011, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China, and Sorrento Therapeutics, Inc. (“Sorrento”), a publicly-traded development stage biopharmaceutical company. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Tiger X, and since June 2011, as Corporate Counsel for Sorrento. The Company has recorded reductions to SG&A costs and expenses for the three months ended March 31, 2012 and 2011 of $8,000 and $29,000, respectively, to account for the sharing of accounting costs under this arrangement. The Company has recorded $43,000 and $47,000 of reductions to SG&A costs and expenses for the three months ended March 31, 2012 and 2011, respectively, to account for the sharing of legal costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X, Sorrento and SearchMedia were approximately $25,000 and $66,000 as of March 31, 2012 and December 31, 2011, respectively and are included in other receivable—related party.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $11,000 and $10,000 for the three months ended March 31, 2012 and 2011, respectively.

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

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID Stapler®, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus.

Products and Product Candidates

We received the necessary FDA 510(k) clearances to market the SMART DilatorTM as Class II devices in February 2009. Our standard and airway bite blocks are Class I 510(k)-exempt devices that require no preclearance from the FDA prior to marketing. In November 2009, we received FDA clearance to market the AMID Stapler® in the U.S. as a Class II device, and, in February 2010, we received CE Mark clearance to market the stapler in the European Union and other countries requiring CE clearance. After we commenced production of the AMID Stapler® in 2010, we voluntarily suspended sales in order to implement several design improvements and a more robust and reliable commercial manufacturing process. As a result of these design improvements, we submitted a “Special 510(k)” to FDA that was cleared in February 2012, and allows us to manufacture the AMID Stapler® in the United States. Additionally, we will supplement our Technical File prior to marketing the AMID Stapler® in the European Union. We began marketing and commercial sales of the AMID Stapler® in the second quarter of 2012.

We have successfully tested our first investigational Gastroplasty Device in five patients in Hungary. At the 18 month follow-up in March 2012, we observed, through endoscopic visualization, that the operative site showed significant scar tissue as intended, with the scar forming a restrictive ring for weight loss or, in the case of GERD, a barrier to prevent acid from refluxing into the esophagus. We expect to continue in vivo human testing of this device in the United States in 2013. We are preparing separate GERD and obesity clinical trial protocols for this device and anticipate submitting the final investigational device exemption (“IDE”) trial plans to the FDA for review in 2013. We intend to apply to the FDA for clearance of the Gastroplasty Device for the GERD indication and approval for the obesity indication.

We continue to evaluate commercialization options for the SMART DilatorTM and our standard and airway bite blocks.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the carrying value of our long term investments, property and equipment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. Actual results may differ from these estimates.

Results of Operations

We incurred losses of $2,137,000 and $1,334,000 for the three months ended March 31, 2012 and 2011, respectively, and we had an accumulated deficit of $24.9 million at March 31, 2012. Since we do not currently generate revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three Months ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Research and development (“R&D”) costs and expenses were $1.2 million for the three months ended March 31, 2012 as compared to $0.7 million for the same period in 2011. This $0.5 million increase resulted primarily from the addition of R&D and staff and increased expenditures for contract engineering services, pre-clinical testing, R&D equipment, controlled environment infrastructure and costs associated with the redesign of the AMID Stapler®. The activities involving the AMID Stapler® were inclusive of prototypes, modifications to the design and modifications to the process to provide a reliable product that was designed to be manufactured. We expect our R&D costs and expenses will increase in 2012 in connection with our continued development of the Gastroplasty Device.

Selling, general and administrative (“SG&A”) costs and expenses were $0.9 million for the three months ended March 31, 2012 as compared to $0.7 million for the three months ended March 31, 2011. This $0.2 million increase is primarily related to increased payroll costs from the addition of quality and regulatory personnel, sales and marketing personnel, legal expense, marketing materials, trade shows, consulting arrangements, facilities expansion and other costs associated with our commercialization of the AMID Stapler and efforts to develop a reliable manufacturing process. SG&A costs and expenses consist primarily of salaries and other related costs, including stock based compensation. The stock-based compensation recorded for the three months ended March 31, 2011 included a credit of $0.1 million for a change in the forfeitures experience. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, and professional fees for legal and accounting services. We expect that our SG&A costs and expenses will increase in 2012 in connection with our commercial launch of the AMID Stapler®.

Liquidity and Capital Resources

As a result of our significant R&D expenditures and the lack of any product sales revenue, we have generated operating losses since inception and we expect to incur losses from operations for the foreseeable future. We expect to incur increasing R&D costs and expenses, including expenses related to hiring new personnel and conducting clinical trials. We expect that SG&A costs and expenses will also increase as we expand our regulatory compliance and administrative staff and add sales and marketing personnel and infrastructure.

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

On February 17, 2012, we sold 20,794,000 shares of our common stock in a private placement at a price of $0.40 per share, with net proceeds to the Company of $8.3 million (Note 6). Approximately 54% of the shares offered were purchased by our officers, directors and significant shareholders. A portion of the proceeds was used to pay off all amounts outstanding under the credit facility.

We have received FDA clearance to begin marketing the AMID Stapler® in the United States and we are preparing to commence clinical trials of our Gastroplasty Device. We began marketing and commercial sales of the AMID Stapler® in the second quarter of 2012. Commencing such commercialization and clinical trial activities is anticipated to significantly increase our cash requirements for 2012 and into the foreseeable future. Our management believes that based on our current cash position, together with the availability under our existing line of credit, which matures in June 2013, and by monitoring our discretionary expenditures, we will be able to fund our current cash flow requirements through March 31, 2013.

However, if the Company does not generate sufficient revenue from sales of the AMID Stapler® to fund all planned operations, including the commercialization of certain of our products and the anticipated expansion of clinical trials for certain of our product candidates, we anticipate that additional external financing will be required. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with our current and anticipated commercialization efforts and clinical trials.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

SAFESTITCH MEDICAL, INC.

Date: May 15, 2012	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer