Form 10-Q
period 2012-06-30
SafeStitch Medical, Inc.
filed 2012-08-14
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2012

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-19437

SAFESTITCH MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2962080
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite A-100, Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

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

48,797,755 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of August 10, 2012.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, and for the period from September 15, 2005 (inception) to June 30, 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through June 30, 2012 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011, and for the period from September 15, 2005 (inception) to June 30, 2012	6

	Notes to unaudited condensed consolidated financial statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A.	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	MINE SAFETY DISCLOSURES	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	20

	SIGNATURES	21

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in 000s, except per share data)

	June 30, 2012		December 31, 2011
ASSETS	(Unaudited	)
CURRENT ASSETS
Cash and cash equivalents	$1,301		$298
Accounts Receivable – trade	8		—
Other receivable – related-party	35		66
Prepaid expenses	158		143
Inventories	1,646		—

Total Current Assets	3,148		507
FIXED ASSETS
Property and equipment, net	392		470
OTHER ASSETS
Security deposits	2		2
Deferred financing costs, net	9		14

Total Other Assets	11		16

TOTAL ASSETS	$3,551		$993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,146		$469

Total Current Liabilities	1,146		469
Stockholder loans, including accrued interest (Note 5)	—		2,523
Commitments and contingencies (Note 8)	—		—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 48,797,755 and 28,003,755 shares issued and outstanding	49		28
Additional paid-in capital	29,283		20,762
Deficit accumulated during the development stage	(26,927)		(22,789)

Total Stockholders’ Equity (Deficit)	2,405		(1,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,551		$993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in 000s, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		September 15, 2005 (Inception) to June 30, 2012
	2012	2011	2012	2011
Revenues	$9	$—	$9	$—	$9
Cost of sales	171	—	171	—	171

Gross margin	(162)	—	(162)	—	(162)

Operating costs and expenses
Research and development	769	849	1,947	1,505	14,884
Selling, general and administrative	1,068	467	1,981	1,121	10,977

Total operating costs and expenses	1,837	1,316	3,928	2,626	25,861

Operating loss	(1,999)	(1,316)	(4,090)	(2,626)	(26,023)

Other income and expense
Other income	—	—	—	—	1,147
Interest income, net	—	—	—	—	79
Amortization of deferred financing cost	(3)	(6)	(5)	(31)	(1,975)
Interest exp	—	—	(43)	—	(155)

Total other income and expense	(3)	(6)	(48)	(31)	(904)

Loss before income tax	(2,002)	(1,322)	(4,138)	(2,657)	(26,927)

Provision for income tax	—	—	—	—	—

Net loss	$(2,002)	$(1,322)	$(4,138)	$(2,657)	$(26,927)

Loss attributable to common stockholders and loss per common share:
Net loss	(2,002)	(1,322)	(4,138)	(2,657)	(26,927)
Deemed dividend — Series A Preferred Stock	—	—	—	—	(700)
Deemed dividend — Series A Preferred Conversion	—	—	—	—	(4,301)
Dividends—Series A Preferred Stock	—	—	—	—	(366)

Net loss attributable to common stockholders	$(2,002)	$(1,322)	$(4,138)	$(2,657)	$(32,293)

Weighted average shares outstanding, basic and diluted	48,798	28,004	43,314	28,004

Net loss per basic and diluted share	$(0.04)	$(0.05)	$(0.10)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH JUNE 30, 2012

($ in 000s, except per share data)

					Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount			Total
Inception — September 15, 2005	—	$—	—	$—	$—	$—	$—
Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)
Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369
Capital contributed	—	—	4,837	5	5,088	—	5,093
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering — May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share	2,000	20		—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering —June 2010 at $1.00 per share, net of offering costs	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424

Stock-based compensation	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	(5,758)	(5,758)

Balance at December 31, 2011	—	$—	$28,004	$28	$20,762	$(22,789)	$(1,999)

Issuance of 20,794,000 shares of Common Stock at $0.40 per share for cash in February 2012	—	—	20,794	21	8,297	—	8,318
Stock-based compensation	—	—	—	—	224	—	224
Net loss	—	—	—	—	—	(4,138)	(4,138)

Balance at June 30, 2012 (unaudited)	—	$—	$48,798	$49	$29,283	$(26,927)	$2,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000s)

	Six Months Ended June 30,		September 15, 2005 (Inception) to June 30, 2012
	2012	2011
OPERATING ACTIVITIES
Net loss	$(4,138)	$(2,657)	$(26,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	5	31	1,975
Stock-based compensation expense	224	142	1,529
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	84	57	426
Loss from disposal of assets	—	20	20
Inventory Adjustments	—	—	139
Gain on sale of TruePosition investment	—	—	(903)
Changes in operating assets and liabilities
Inventories	(1,646)	—	(1,785)
Other current assets	8	(30)	(181)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	677	126	862
Accrued Interest	(48)	—	—

NET CASH USED IN OPERATING ACTIVITIES	(4,834)	(2,311)	(24,770)

INVESTING ACTIVITIES
Purchase of equipment	(6)	(85)	(838)
Proceeds from sale of True Position investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6)	(85)	69

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	8,318	—	17,280
Issuance of Preferred Stock, net of offering costs	—	—	3,980
Capital contributions	—	—	1,431
Proceeds from notes payable	—	—	141
Repayment of notes payable	—	(42)	(141)
Proceeds from stockholder loans	500	—	5,835
Repayment of stockholder loans	(2,975)	—	(5,751)
Exercise of options	—	—	35

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,843	(42)	26,002

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,003	(2,438)	1,301
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	3,032	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,301	$594	$1,301

Supplemental disclosures:
Cash paid for interest	$91	$—	$155
Non cash activities:
Non-cash dividend upon issuance & conversion of Preferred	$—	$—	$5,001
Stock dividends	$—	$—	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through June 30, 2012, the Company has accumulated a deficit of $26.9 million and has not generated positive cash flows from operations.

The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position, availability under the extended term of its $4.0 million line of credit from The Frost Group LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens (the “Credit Facility”), and by monitoring its discretionary expenditures, management believes that the Company will be able to fund its existing operations through June 30, 2013 when the Credit Facility matures. However, if the Company does not generate sufficient revenue from sales of the AMID™ Hernia Fixation Device (the “AMID HFD”) to fund all planned operations, including the commercialization of certain of the Company’s products and product candidates, including the Intraluminal Gastroplasty Device for Obesity and GERD (“Gastroplasty Device”), and the anticipated expansion in 2012 of clinical trials for certain of the Company’s product candidates, external financing will be required. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the Company plans to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. Our management believes that based on our current cash position, together with the availability under our existing line of credit, which matures on June 30, 2013, and by monitoring our discretionary expenditures, we will be able to fund our current cash flow requirements through June 30, 2013. However, unless the Credit Facility Maturity Date is extended, additional funding will be required to repay the Credit Facility and to continue operations. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories. Inventories are stated at lower of cost or market using the weighted average cost method and are evaluated for impairment when conditions exist that suggests impairment may be necessary. The $1.6 million inventory balance at June 30, 2012 consists of $972,000 in components, $671,000 in finished units of the AMID HFD and $3,000 in standard mesh. Scrap materials and quality testing costs are included in Cost of Goods Sold (“COGS”), as incurred. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts.

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

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $45,000 and $83,000, respectively, for the three and six months ended June 30, 2012. Advertising and promotional costs and expenses totaled $0 and $9,000, respectively, for the three and six months ended June 30, 2011.

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

Stock-based compensation. The Company accounts for all share-based payments to employees and directors, based on their grant date fair values. Compensation for share-based payments to non-employees is based on the fair value at the measurement date, which is generally the performance completion date. The fair value is initially measured at the grant date and subsequently measured at each reporting period until the final measurement date. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Stock-based compensation is included in general and administrative costs and expenses for all periods presented.

Therapeutic discovery project tax credit. The Company records the therapeutic discovery project tax credit on an accrual basis when the credit is considered realized, which is generally when approved by the government agency. Such credit is reported as other income in the accompanying financial statements.

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

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2012	December 31, 2011
Machinery and equipment	5 years	$660,000	$660,000
Furniture, fixtures and leasehold improvements	3-5 years	87,000	81,000
Software	3-5 years	57,000	57,000

		804,000	798,000
Accumulated depreciation and amortization		(412,000)	(328,000)

Property and equipment, net		$392,000	$470,000

Depreciation of fixed assets utilized in research and development activities is included in research and development costs and expenses. All other depreciation is included in selling, general and administrative costs and expenses. Depreciation and amortization expense was $42,000 and $84,000, respectively for the three and six months ended June 30, 2012, and was $30,000 and $57,000, respectively for the three and six months ended June 30, 2011.

NOTE 4 – STOCK-BASED COMPENSATION

On November 13, 2007, the Board of Directors and a majority of the Company’s stockholders approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”), which was amended on June 19, 2012 to increase the number of shares of Common Stock available for issuance to 5,000,000. Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 5,000,000 shares of Common Stock, which are fully reserved for future issuance. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant and, within any 12 month period, no person may receive stock options or stock appreciation rights for more than one million shares. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

The Company granted 813,500 and 562,500 stock options under the 2007 Plan during the six months ended June 30, 2012 and 2011, respectively, including 218,000 and 68,000 stock options that were issued to consultants. The options granted during 2012 were issued at an exercise price ranging from $0.65 to $0.85 per share and had an estimated aggregate grant date fair value of $441,000. The options granted during 2011 were issued at an exercise price of $1.12 per share and had an estimated aggregate grant date fair value of $502,000. The weighted average grant date fair value of the options granted during the six months ended June 30, 2012 and 2011 was $0.54 per share and $0.89 per share, respectively.

Total stock-based compensation recorded for the three and six months ended June 30, 2012 was $113,000 and $224,000, respectively. Total stock-based compensation recorded for the three and six months ended June 30, 2011 was $98,000 and $142,000, respectively. The stock-based compensation recorded for the six months ended June 30, 2011 included a credit of $113,000 for a change in forfeiture experience. All stock-based compensation is included in selling, general and administrative costs and expenses. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the six months ended June 30, 2012 and 2011 was estimated using the following assumptions.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30, 2012	Six months ended June 30, 2011
Expected volatility	85.41% -111.36%	76.91% -102.63%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.02% –1.98%	2.25% –3.25%
Expected life	5.5 – 10.0 years	5.5 –10.0 years
Forfeiture rate	0% - 2%	0% - 5%

The following summarizes the Company’s stock option activity for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,628,167	$1.35	6.26
Granted	813,500	$0.66	9.64
Exercised	—	—
Canceled or expired	(97,167)	$2.43

Outstanding at June 30, 2012	2,344,500	$1.06	7.11	$0

Exercisable at June 30, 2012	1,128,125	$1.30	5.39	$0

Vested and expected to vest at June 30, 2012	2,292,060	$1.07	7.08	$0

None of the 813,500 options granted during the first six months of the Company’s 2012 fiscal year were vested as of June 30, 2012. At June 30, 2012, there was approximately $446,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.59 years.

No options were exercised during the three and six months ended June 30, 2012 and 2011.

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

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $3,000 and $5,000, respectively, for the three and six months ended June 30, 2012 and $6,000 and $31,000, respectively, for the three and six months ended June 30, 2011. The Company has no outstanding loans as of June 30, 2012.

NOTE 6 – CAPITAL TRANSACTIONS

2012 Private Placement of Common Stock. On February 17, 2012, the Company entered into a stock purchase agreement (the “2012 Stock Purchase Agreement”) with 35 investors (the “2012 PIPE Investors”) pursuant to which the 2012 PIPE Investors agreed to purchase an aggregate of 20,794,000 shares of Common Stock (the “2012 PIPE Shares”) at a price of $0.40 per share for aggregate consideration of $8.3 million. Among the Investors purchasing Shares were Frost Gamma, Dr. Jane Hsiao, the Company’s Chairman of the Board, Jeffrey Spragens, the Company’s President and Chief Executive Officer and Richard Pfenniger, a member of the Company’s Board of Directors. Frost Gamma and Dr. Hsiao each purchased 4,500,000 shares, Mr. Spragens purchased 250,000 shares, and Mr. Pfenniger purchased 125,000 shares. The Company issued the 2012 PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

NOTE 7 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended June 30, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30, 2012	June 30, 2011
Stock options	2,344,500	1,629,667
Stock warrants	805,521	805,521
Total	3,150,021	2,435,188

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $73,000 and $133,000 for the three and six months ended June 30, 2012, respectively, and $52,000 and $105,000 for the three and six months ended June 30, 2011, respectively.

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID HFD, for a period of ten years from the first commercial sale of such product. Royalties to Dr. Parviz Amid in the amount of $400 have been incurred during the three and six months ended June 30, 2012. No royalties have been incurred or paid for the three and six months ended June 30, 2011.

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

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. The Company recorded research and development costs and expenses related to the 20% facility reimbursement obligation totaling approximately $11,000 and $23,000, respectively for the three and six months ended June 30, 2012, and $11,000 and $21,000, respectively, for the three and six months ended June 30, 2011.

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

The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in selling, general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2012 or December 31, 2011.

The tax years 2008-2011 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As more fully described in Note 5, the Company entered into a $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group.

The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in August 2011 to include additional office space in the same building, and current rental payments under the lease are approximately $19,000 per month. The Company recorded rent expense related to the Miami lease totaling approximately $69,000 and $126,000, respectively, for the three and six months ended June 30, 2012, and $47,000 and $94,000, respectively, for the three and six months ended June 30, 2011.

Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company that dissolved in December 2011, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded medical device company, and SearchMedia Holdings Limited

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(“SearchMedia”), a publicly-traded media company operating primarily in China, and Sorrento Therapeutics, Inc. (“Sorrento”), a publicly-traded development stage biopharmaceutical company. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Tiger X, and since June 2011, as Corporate Counsel for Sorrento. The Company has recorded reductions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $52,000 and $103,000, respectively, for the three and six months ended June 30, 2012, and $78,000 and $154,000, respectively, for the three and six months ended June 30, 2011. Aggregate accounts receivable from NIMS, Aero, Tiger X and SearchMedia were approximately $35,000 and $66,000 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $4,000 and $15,000, respectively, for the three and six months ended June 30, 2012 and $9,000 and $19,000, respectively, for the three and six months ended June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to: our ability to obtain additional funding to continue our operations; our ability to successfully commercialize our existing products; our ability to successfully develop, clinically test and commercialize our products and product candidates; the timing and outcome of the regulatory review process for our product candidates; changes in the health care and regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management, marketing and scientific personnel; competition; our ability to successfully prepare file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern, and our ability to identify and pursue development of additional product candidates, as well as the factors contained in “Item 1A—Risk Factors” of our Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are a developmental stage FDA-registered medical device company focused on the design and development of medical devices that manipulate tissues for the treatment of obesity, gastroesophageal reflux disease (“GERD”), hernia formation, esophageal obstructions, Barrett’s Esophagus, upper gastrointestinal bleeding, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. We have also commercially developed the AMID HFD that has received FDA clearance to market in the United States. Certain of our products did not require clinical trials, including our AMID HFD, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to rapidly, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus.

Products and Product Candidates

We received the necessary FDA 510(k) clearances to market the SMART DilatorTM as Class II devices in February 2009. Our standard and airway bite blocks are Class I 510(k)-exempt devices that require no preclearance from the FDA prior to marketing. In November 2009, we received FDA clearance to market the AMID Stapler® in the U.S. as a Class II device, and, in February 2010, we received the Conformité Européenne (the “CE Mark”) which enables the eventual commercialization in the European Economic Area and other countries that recognize the European CE Mark. After we commenced production of the AMID Stapler® in 2010, we voluntarily suspended sales in order to implement several design for manufacturability improvements and a more robust and reliable commercial manufacturing process. As a result of these design improvements, we submitted a “Special 510(k)” to FDA that was cleared in February 2012, and allows us to market the AMID Stapler® in the United States. In May 2012, we changed the name of the AMID Stapler® to the AMID™ Hernia Fixation Device (the “AMID HFD”). Additionally, we will supplement our Technical File prior to marketing the AMID HFD in the European Union.

We have successfully tested our first investigational Gastroplasty Device in five patients in Hungary. At the 18 month follow-up in March 2012, we observed, through endoscopic visualization, that the operative site showed significant scar tissue as intended, with the scar forming a restrictive ring for weight loss or, in the case of GERD, a barrier to prevent acid from refluxing into the esophagus. We expect to continue in vivo human testing of this device in 2013. We are preparing separate GERD and obesity clinical trial protocols for this device and anticipate submitting the final investigational device exemption (“IDE”) trial plans to the FDA for review in 2013. We intend to apply to the FDA for clearance of the Gastroplasty Device for the GERD indication and approval for the obesity indication.

We continue to evaluate commercialization options for our SMART DilatorTM and our standard and airway bite blocks.

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

Results of Operations

We began marketing and commercial sales of the AMID HFD in the second quarter of 2012 with direct sales representatives, indirect sales representatives and distributors located throughout the United States. Our experience has been that there is a sales cycle of approximately three to twelve months in which the institutional purchasing committees and surgeons must evaluate the product before receiving clearance to purchase.

We incurred losses of $4.1 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively, and we had an accumulated deficit of $26.9 million at June 30, 2012. Since we do not currently generate significant revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three and Six Months ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Sales were $9,000 for the three and six months ended June 30, 2012, as compared to no sales for the three and six months ended June 30, 2011. The $9,000 of sales is the result of our first commercial shipment of the AMID HFD.

Costs of goods sold (“COGS”) were $171,000 for the three and six months ended June 30, 2012, as compared to no COGS for the three and six months ended June 30, 2011. The COGS for the three and six months ended June 30, 2012 included $166,000 for scrap materials and quality testing costs. The costs associated with scrap materials and quality testing is expected to decrease in the future as the manufacturing line matures. Excluding scrap materials and quality testing costs, the COGS were $5,000 and gross margin was $4,000 for the three and six months ended June 30, 2012.

Research and development (“R&D”) expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our products and product candidates. R&D expenses were $769,000 and $1.9 million, respectively, for the three and six months ended June 30, 2012 as compared to $849,000 and $1.5 million, respectively, for the three and six months ended June 30, 2011. The year over year three month decrease of $80,000 is primarily related to decreases in hardware, contract research and trial costs associated with the Gastroplasty device and reductions in the AMID HFD contract engineering services and hardware as a result of product commercialization. The year over year six month increase of $0.4 million resulted primarily from an increase of R&D consulting and contract engineering services, increase in manufacturing staff, and increased expenditures for AMID HFD hardware during the first quarter.

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, market development and other related costs, including stock based compensation. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, accounting services, consulting fees and travel expenses. SG&A expenses were $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2012, as compared to $467,000 and $1.1 million, respectively for the three and six months ended June 30, 2011. These $601,000 and $0.9 million respective increases resulted primarily from the addition of personnel in sales and marketing, manufacturing and quality and regulatory departments, increase in sales and marketing travel expenses, AMID HFD marketing cost, rental cost and manufacturing cost associated with the production of the AMID HFD. These increases were offset in part by reductions in accounting staff and a stock-based compensation forfeiture true-up credit recorded in 2011.

Liquidity and Capital Resources

As a result of our significant R&D expenditures and the lack of any significant product sales revenue, we have generated operating losses since inception and we expect to incur losses from operations for the foreseeable future. We expect to incur continued R&D costs and expenses, including expenses for product development and conducting clinical trials. We expect that SG&A costs and expenses will increase in future years as we expand our regulatory compliance and administrative staff and continue to add sales and marketing personnel and infrastructure.

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

We have received FDA clearance to begin marketing the AMID HFD in the United States and we are preparing to commence clinical trials of our Gastroplasty Device. We began marketing and commercial sales of the AMID HFD in the second quarter of 2012. Commencing such commercialization and clinical trial activities is anticipated to significantly increase our cash requirements for 2012 and into the foreseeable future. Our management believes that based on our current cash position, together with the availability under our existing line of credit, which matures on June 30, 2013, and by monitoring our discretionary expenditures, we will be able to fund our current cash flow requirements through June 30, 2013. However, unless the Credit Facility Maturity Date is extended, additional funding will be required to repay the Credit Facility and to continue operations.

However, if the Company does not generate sufficient revenue from sales of the AMID HFD to fund all planned operations, including the commercialization of certain of our products and the anticipated expansion of clinical trials for certain of our product candidates, additional external financing will be required. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the precise amounts of capital outlays and operating expenditures associated with our current and anticipated commercialization efforts and clinical trials. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary as a result of the outcome of such uncertainty.

Our actual future capital requirements will depend on many factors, including sales of the AMID HFD, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Item 4.  Mine Safety Disclosures.

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

SAFESTITCH MEDICAL, INC.

Date: August 14, 2012	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer