Form 10-Q
period 2012-09-30
SafeStitch Medical, Inc.
filed 2012-11-14
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2012

or

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

48,797,755 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 10, 2012.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2012 and 2011, and for the period from September 15, 2005 (inception) to September 30, 2012	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through September 30, 2012 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011, and for the period from September 15, 2005 (inception) to September 30, 2012	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	MINE SAFETY DISCLOSURE	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

	SIGNATURES	20

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in 000s, except per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118	$298
Accounts Receivable – trade	9	—
Other receivable – related-party	45	66
Prepaid expenses	83	143
Inventories	1,687	—

Total Current Assets	1,942	507
FIXED ASSETS
Property and equipment, net	349	470
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	7	14

Total Other Assets	9	16

TOTAL ASSETS	$2,300	$993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$860	$469

Total Current Liabilities	860	469
Stockholder loans, including accrued interest (Note 5)	300	2,523
Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 48,797,755 and 28,003,755 shares issued and outstanding	49	28
Additional paid-in capital	29,396	20,762
Deficit accumulated during the development stage	(28,305)	(22,789)

Total Stockholders’ Equity (Deficit)	1,140	(1,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,300	$993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in 000s, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,		September 15, 2005 (Inception) to September 30,
	2012	2011	2012	2011	2012
Revenues	$11	$—	$20	$—	$20
Cost of sales	8	—	179	—	179

Gross margin	3	—	(159)	—	(159)

Operating costs and expenses
Research and development	557	975	2,504	2,480	15,441
Selling, general and administrative	822	506	2,803	1,627	11,799

Total operating costs and expenses	1,379	1,481	5,307	4,107	27,240

Operating loss	(1,376)	(1,481)	(5,466)	(4,107)	(27,399)

Other income and expense
Other income	—	—	—	—	1,147

Interest income, net	—	—	—	—	79

Amortization of deferred financing cost	(2)	(5)	(7)	(36)	(1,977)

Interest expense	—	(7)	(43)	(7)	(155)

Total other income and expense	(2)	(12)	(50)	(43)	(906)

Loss before income tax	(1,378)	(1,493)	(5,516)	(4,150)	(28,305)
Provision for income tax	—	—	—	—	—

Net loss	$(1,378)	$(1,493)	$(5,516)	$(4,150)	$(28,305)

Loss attributable to common stockholders and loss per common share:
Net loss	(1,378)	(1,493)	(5,516)	(4,150)	(28,297)
Deemed dividend - Series A Preferred Stock	—	—	—	—	(700)
Deemed dividend – Series A Preferred
Conversion	—	—	—	—	(4,301)
Dividends - Series A Preferred Stock	—	—	—	—	(366)

Net loss attributable to common stockholders	$(1,378)	$(1,493)	$(5,516)	$(4,150)	$(33,672)

Weighted average shares outstanding, basic and diluted	48,798	28,004	45,155	28,004

Net loss per basic and diluted share	$(0.03)	$(0.05)	$(0.12)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2012

($ in 000s, except per share data)

					Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount			Total
Inception – September 15, 2005	—	$—	—	$—	$—	$—	$—

Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)

Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369

Capital contributed	—	—	4,837	5	5,088	—	5,093
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering – May 2008 at $2.15 per share, net of offering costs	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share	2,000	20		—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering - June 2010 at $1.00 per share, net of offering costs	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424

Stock-based compensation	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	(5,758)	(5,758)

Balance at December 31, 2011	—	$—	28,004	$28	$20,762	$(22,789)	$(1,999)

Issuance of 20,794,000 shares of Common Stock at $0.40 per share for cash in February 2012	—	—	20,794	21	8,297	—	8,318
Stock-based compensation	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	(5,516)	(5,516)

Balance at September 30, 2012 (unaudited)	—	$—	48,798	$49	$29,396	$(28,305)	$1,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000s)

	Nine months Ended September 30,		September 15, 2005 (Inception) to September 30, 2012
	2012	2011
OPERATING ACTIVITIES
Net loss	$(5,516)	$(4,150)	$(28,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	7	36	1,977
Stock-based compensation expense	337	240	1,642
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	127	100	469
Loss from disposal of assets	—	20	20
Inventory Adjustments	—	—	139
Gain on sale of TruePosition investment	—	—	(903)
Changes in operating assets and liabilities
Inventories	(1,687)	5	(1,826)
Other current assets	72	(8)	(117)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	391	194	576
Accrued Interest	(48)	7	—

NET CASH USED IN OPERATING ACTIVITIES	(6,317)	(3,556)	(26,253)

INVESTING ACTIVITIES
Purchase of equipment	(6)	(199)	(838)
Proceeds from sale of True Position investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6)	(199)	69

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	8,318	—	17,280
Issuance of Preferred Stock, net of offering costs	—	—	3,980
Capital contributions	—	—	1,431
Proceeds from notes payable	—	—	141
Repayment of notes payable	—	(49)	(141)
Proceeds from stockholder loans	800	1,100	6,135
Repayment of stockholder loans	(2,975)	—	(5,751)
Exercise of options	—	—	35

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,143	1,051	26,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	180	(2,704)	118
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	3,032	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118	$328	$118

Supplemental disclosures:
Cash paid for interest	$91	$—	$155
Non cash activities:
Non-cash dividend upon issuance & conversion of Preferred	$—	$—	$5,001
Stock dividends	$—	$—	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through September 30, 2012, the Company has accumulated a deficit of $28.3 million and has not generated positive cash flows from operations.

The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to developing its technologies and commercializing its products. Based upon its current cash position, availability under the extended term of its $4.0 million Note and Security Agreement (the “Credit Facility”) with both The Frost Group LLC (“The Frost Group”) and the Company’s President and CEO, Jeffrey G. Spragens, and by monitoring its discretionary expenditures, management believes that the Company may be able to fund its existing operations through June 30, 2013 when the Credit Facility matures. However, given the short time period until the Credit Facility matures and the probable inability to pay back the amounts due at maturity on June 30, 2013, the Company is exploring more permanent or longer term financing alternatives.

The Company does not currently generate sufficient revenue from sales of the AMID™ Hernia Fixation Device (the “AMID HFD”) and external financing will therefore be necessary in order to fund the Company’s planned operations, including the continued development of our Intraluminal Gastroplasty Device for Obesity and GERD (“Gastroplasty Device”), and the anticipated expansion in 2013 of clinical trials for certain of the Company’s product candidates. The Company has taken several steps to preserve cash, including eliminating staff and focusing efforts solely on sales of the AMID HFD and development of our Gastroplasty Device. If adequate funds are not available, the Company may be required to delay, further reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the Company is seeking to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. Unless the Credit Facility Maturity Date is extended or replaced with similar terms, additional funding will be required to repay both the Credit Facility and to continue operations. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories. Inventories are stated at lower of cost or market using the weighted average cost method and are evaluated for impairment when conditions exist that suggests impairment may be necessary. The $1.7 million inventory balance at September 30, 2012 consists of $1.0 million in components, $664,000 in finished units of the AMID HFD and $19,000 in standard mesh. Scrap materials and quality testing costs are included in Cost of Goods Sold (“COGS”), as incurred. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts.

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

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $22,000 and $106,000, respectively, for the three and nine months ended September 30, 2012. Advertising and promotional costs and expenses totaled $2,000 and $11,000, respectively, for the three and nine months ended September 30, 2011.

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

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2012	December 31, 2011
Machinery and equipment	5 years	$660,000	$660,000
Furniture, fixtures and leasehold improvements	3-5 years	87,000	81,000
Software	3-5 years	57,000	57,000

		804,000	798,000
Accumulated depreciation and amortization		(455,000)	(328,000)

Property and equipment, net		$349,000	$470,000

Depreciation of fixed assets utilized in research and development activities is included in research and development costs and expenses. All other depreciation is included in selling, general and administrative costs and expenses. Depreciation and amortization expense was $43,000 and $127,000, respectively for the three and nine months ended September 30, 2012, and was $43,000 and $100,000, respectively for the three and nine months ended September 30, 2011.

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

The Company granted 813,500 and 562,500 stock options under the 2007 Plan during the nine months ended September 30, 2012 and 2011, respectively, including 218,000 and 68,000 stock options that were issued to consultants. The options granted during 2012 were issued at an exercise price ranging from $0.65 to $0.85 per share and had an estimated aggregate grant date fair value of $441,000. The options granted during 2011 were issued at an exercise price of $1.12 per share and had an estimated aggregate grant date fair value of $502,000. The weighted average grant date fair value of the options granted during the nine months ended September 30, 2012 and 2011 was $0.54 per share and $0.89 per share, respectively.

Total stock-based compensation recorded for the three and nine months ended September 30, 2012 was $113,000 and $336,000, respectively. Total stock-based compensation recorded for the three and nine months ended September 30, 2011 was $98,000 and $240,000, respectively. The stock-based compensation recorded for the nine months ended September 30, 2011 included a credit of $113,000 for a change in forfeiture experience. All stock-based compensation is included in selling, general and administrative costs and expenses. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the nine months ended September 30, 2012 and 2011 was estimated using the following assumptions.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Expected volatility	85.41% - 111.36%	76.91% - 102.63%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.02% – 1.98%	2.25% – 3.25%
Expected life	5.5 – 10.0 years	5.5 – 10.0 years
Forfeiture rate	0% - 2%	0% - 5%

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,628,167	$1.35	6.26
Granted	813,500	$0.66	9.39
Exercised	—	—
Canceled or expired	(237,667)	$1.99

Outstanding at September 30, 2012	2,204,000	$1.02	7.09	$0

Exercisable at September 30, 2012	990,875	$1.24	5.41	$0

Vested and expected to vest at September 30, 2012	2,155,239	$1.03	7.05	$0

None of the 813,500 options granted during the first nine months of the Company’s 2012 fiscal year were vested as of September 30, 2012. At September 30, 2012, there was approximately $333,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.53 years.

No options were exercised during the three and nine months ended September 30, 2012 and 2011.

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

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $2,000 and $7,000, respectively, for the three and nine months ended September 30, 2012 and $5,000 and $36,000, respectively, for the three and nine months ended September 30, 2011. In October 2012, The Frost Group and Mr. Spragens exercised the warrants for the purchase of 805,521 shares of Common Stock.

The Company borrowed $300,000 under the Credit Facility during September 2012. The Company did not recognized interest expense related to the outstanding borrowings under the Credit Facility for the three months ended September 30, 2012. The Company has a $300,000 outstanding balance and $3,700,000 available under the Credit Facility as of September 30, 2012.

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

NOTE 7 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended September 30, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30, 2012	September 30, 2011
Stock options	2,204,000	1,629,667
Stock warrants	805,521	805,521

Total	3,009,521	2,435,188

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $76,000 and $209,000 for the three and nine months ended September 30, 2012, respectively, and $58,000 and $163,000 for the three and nine months ended September 30, 2011, respectively.

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID HFD, for a period of ten years from the first commercial sale of such product. Royalties to Dr. Parviz Amid in the amount of $400 and $800 have been incurred during the three and nine months ended September 30, 2012, respectively. No royalties have been incurred or paid for the three and nine months ended September 30, 2011.

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

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. The Company recorded research and development costs and expenses related to the 20% facility reimbursement obligation totaling approximately $10,000 and $34,000, respectively for the three and nine months ended September 30, 2012, and $12,000 and $33,000, respectively, for the three and nine months ended September 30, 2011.

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

The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in selling, general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of September 30, 2012 or December 31, 2011.

The tax years 2009-2011 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As more fully described in Note 5, the Company entered into a $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in August 2011 to include additional office space in the same building, and current rental payments under the lease are approximately $19,000 per month. The Company recorded rent expense related to the Miami lease totaling approximately $73,000 and $198,000, respectively, for the three and nine months ended September 30, 2012, and $51,000 and $145,000, respectively, for the three and nine months ended September 30, 2011.

Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company that dissolved in December 2011, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded former medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China, and Sorrento Therapeutics, Inc. (“Sorrento”), a publicly-traded development stage biopharmaceutical company. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of NIMS and Tiger X, and from June 2011 through September 19, 2012, as Corporate Counsel for Sorrento. The Company has recorded reductions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $51,000 and $154,000, respectively, for the three and nine months ended September 30, 2012, and $51,000 and $205,000, respectively, for the three and nine months ended September 30, 2011. Aggregate accounts receivable from NIMS, Aero, Tiger X, Sorrento and SearchMedia were approximately $45,000 and $66,000 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $23,000 and $37,000, respectively, for the three and nine months ended September 30, 2012 and $9,000 and $28,000, respectively, for the three and nine months ended September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains certain forward-looking statements about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to: our ability to obtain additional funding to continue our operations; whether the Credit Facility is extended or replaced with similar terms; our ability to successfully commercialize our existing products; our ability to successfully develop, clinically test and commercialize our products and product candidates; the timing and outcome of the regulatory review process for our product candidates; changes in the health care and regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management, marketing and scientific personnel; competition; our ability to successfully prepare file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern, and our ability to identify and pursue development of additional product candidates, as well as the factors contained in “Item 1A—Risk Factors” of our Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

We have successfully tested our first investigational Gastroplasty Device in five patients in Hungary. At the 24 month follow-up in September 2012, we observed, through endoscopic visualization, that the operative site showed significant scar tissue as intended, with the scar forming a restrictive ring for weight loss or, in the case of GERD, a barrier to prevent acid from refluxing into the esophagus. We expect to continue in vivo human testing of this device in 2013. We are preparing separate GERD and obesity clinical trial protocols for this device and anticipate submitting the final investigational device exemption (“IDE”) trial plans to the FDA for review in 2013. We intend to apply to the FDA for clearance of the Gastroplasty Device for the GERD indication and approval for the obesity indication.

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

Results of Operations

We incurred losses of $5.5 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively, and we had an accumulated deficit of $28.3 million at September 30, 2012. Since we do not currently generate significant revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three and Nine months ended September 30, 2012 Compared to Three and Nine months Ended September 30, 2011

Sales were $11,000 and $20,000 for the three and nine months ended September 30, 2012, respectively, as compared to no sales for the three and nine months ended September 30, 2011.

Costs of goods sold (“COGS”) were $8,000 and $179,000 for the three and nine months ended September 30, 2012, respectively, as compared to no COGS for the three and nine months ended September 30, 2011. The COGS for the nine months ended September 30, 2012 included $166,000 for scrap materials and quality testing costs. The costs associated with scrap materials and quality testing is expected to decrease in the future as the manufacturing line matures. Excluding scrap materials and quality testing costs, the COGS were $8,000 and $13,000 with gross margins of $3,000 and $8,000 for the three and nine months ended September 30, 2012, respectively.

Research and development (“R&D”) expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our products and product candidates. R&D expenses were $557,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2012 as compared to $975,000 and $2.48 million, respectively, for the three and nine months ended September 30, 2011. The year over year three month decrease of $418,000 is primarily related to reductions in employees, consulting and contract engineering services, hardware, contract research and trial costs associated with the Gastroplasty device and reductions in the AMID HFD contract engineering services and hardware as a result of the product’s commercialization. The year over year nine month increase of $24,000 resulted primarily from an increase of R&D consulting and contract engineering services, increase in manufacturing staff, and increased expenditures for AMID HFD hardware during the first quarter of 2012.

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, market development and other related costs, including stock based compensation. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, accounting services, consulting fees and travel expenses. SG&A expenses were $822,000 and $2.8 million, respectively, for the three and nine months ended September 30, 2012, as compared to $506,000 and $1.6 million, respectively for the three and nine months ended September 30, 2011. These $316,000 and $1.2 million respective increases resulted primarily from the addition of personnel in sales and marketing, manufacturing and quality and regulatory departments, increase in sales and marketing travel expenses, AMID HFD marketing cost, rental cost and manufacturing cost associated with the production of the AMID HFD. These increases were offset in part by reductions in accounting staff and a stock-based compensation forfeiture true-up credit recorded in 2011.

Liquidity and Capital Resources

As a result of our significant R&D costs and the lack of any significant product sales revenue, we have generated operating losses since inception and we expect to continue to incur losses from operations for the foreseeable future. Sales of the AMID HFD have been slower than anticipated since our commercial launch during the second quarter of 2012.

The Company has been dependent upon equity financing and loans from stockholders to meet its obligations and sustain operations. As of September 30, 2012, we had remaining cash of only $118,000 and outstanding indebtedness of $300,000 under our Credit Facility. We have taken several steps to preserve cash, including eliminating staff and focusing efforts solely on sales of the AMID HFD and development of our Gastroplasty Device. Additionally, as a result of sufficient inventory of our AMID HFD to meet anticipated demand through the first half of 2013, we were able to suspend production of the AMID HFD in the third quarter of 2012. Based upon its current cash position, availability under the Credit Facility and by monitoring its discretionary expenditures, management believes that the Company may be able to fund its existing operations through June 30, 2013 when the Credit Facility matures. However, given the short time period until the Credit Facility matures and the inability to pay back the amounts due at maturity on June 30, 2013 without external financing, the Company is exploring more permanent or longer term financing alternatives.

Although the Company is seeking to secure additional funds through the issuance of equity and/or debt, no assurance can be given that additional financing will be available to the Company on acceptable terms, or at all. Unless the Credit Facility Maturity Date is extended or replaced with similar terms, additional funding will be required to both repay the Credit Facility and to continue operations. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: November 14, 2012	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer