Form 10-K
period 2012-12-31
SafeStitch Medical, Inc.
filed 2013-04-01
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-19437

SAFESTITCH MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2962080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd., Suite 570, Miami, Florida, 33137

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (305) 575-4600

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2012, was: $5.0 million

As of March 28, 2013 there were 61,699,276 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2013 Annual Meeting of Stockholders.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses, and we do not expect to become profitable in the foreseeable future. We may be unable to continue as a going concern.

•	Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

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

•

We rely on third parties to manufacture and supply our products components, and we may rely on third parties to manufacture and supply our product candidates, and an inability to find additional or alternate sources for our products could materially and adversely affect our financial condition and results of operations.

•

We currently have a very limited sales, marketing and distribution organization. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

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

Company Overview

We are a developmental stage FDA-registered medical device company focused on the development of medical devices that manipulate tissues for the treatment of obesity, gastroesophageal reflux disease (“GERD”), hernia formation, esophageal obstructions, Barrett’s Esophagus, and other intraperitoneal abnormalities through endoscopic and minimally invasive surgery.

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID HFD, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Preliminary clinical trials for our gastroplasty product candidates began in the third quarter of 2010 and are expected to continue in 2013. In February 2012, we received Special 510K clearance for the AMID HFD, and, on March 28, 2012 we introduced the AMID HFD to the participants attending the joint meeting of the 2012 American Hernia Society and the European Hernia Society in New York.

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

We are currently focused on the use of our Gastroplasty Device for the treatment of obesity. Additionally, we plan to use our endoscopic, laparoscopic and general surgery experience, our internal product design experience and our relationships with third-party product developers to further develop a pipeline of surgical devices to be utilized in treating obesity, GERD, Barrett’s esophagus, esophageal strictures and airway problems during endoscopy.

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

Market Opportunities

We believe the market for our products and product candidates is driven by:

•	The aging and heavier population;

•	An active and increased life expectancy among the aging baby-boomer generation;

•	Painful and expensive surgical procedures with a moderate to high incidence of complications;

•	Increasing need to treat obesity, GERD and Barrett’s Esophagus; and

•	An increased awareness of the benefits of flexible endoscopic surgery.

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

As a result of the foregoing, bariatric surgery has become more prevalent. An estimated 350,000 to 400,000 bariatric surgical procedures are performed annually worldwide. Bariatric surgery is usually recommended for those people with a BMI of 35 or higher or for those who are approximately 100 pounds overweight. Currently, the most common bariatric surgery methods continue to include gastric bypass, gastric sleeve and the gastric banding. These procedures are expensive and require abdominal wall incisions. Gastric bypass combines the creation of a small stomach pouch to restrict food intake and the construction of a duodenal bypass, thereby decreasing the body’s ability to absorb nutrients from food. In the gastric sleeve procedure, the stomach volume is significantly reduced, which accelerates the flow of food through the stomach. In gastric banding procedures, a small inflatable/dilatable band (which allows adjustment to the size of the opening between the pouch and the stomach) is placed around the upper part of the stomach, creating a small pouch, so that patients feel full sooner. The FDA has approved an indication for use of the gastric band in procedures on people with a BMI of 30 or higher with co-morbidities, but there is a growing disenchantment with this device because of related complications. It has been reported that at least 20% of gastric band patients require the removal of the gastric band within the first year following surgery. Some of the reported problems associated with the gastric band include erosion, migration, intolerance, leakage, and slippage.

Our product candidates can also be used to treat GERD and GERD-related complications such as Barrett’s Esophagus. In GERD patients, the esophageal junction does not close completely and acid or bile from the stomach enters the esophagus. Both the hydrochloric acid and bile from the stomach can damage the esophagus. A significant portion of the adult population in the United States suffers from GERD symptoms. Left untreated for a prolonged period of time, GERD can lead to complications such as Barrett’s Esophagus, a precancerous change to the lining of the esophagus that can develop into an often fatal form of cancer of the esophagus. Worldwide, there are approximately 200,000 GERD surgical procedures performed annually. We believe that none of the currently available outpatient endoscopic procedures has proven effective in reversing inflammation of the esophagus or the amount of acid reflux. Another common GERD complication is scar tissue in the esophagus that inhibits the movement of swallowed food and drink. This and other types of esophageal restrictions are treated by inserting a dilator tube or inflatable balloon at the stricture and dilating the esophagus. Approximately 2 million esophageal dilations are performed annually worldwide, and 20 million endoscopies are performed annually worldwide. Endoscopies require a bite block to protect both the endoscope and the patient’s teeth. We have developed an airway bite block, described below, that can be used during an endoscopy and is intended to prevent a low oxygen level during the procedure due to a restricted airway.

Our AMID HFD is designed for use in open surgical repair of both inguinal (groin) and ventral (abdominal) hernias and for the approximation of tissue, including skin. Hernias impact approximately 1% of the world’s population, and roughly 800,000 inguinal hernias are repaired annually in the United States. Greater than 60% of the inguinal hernia repairs performed in developed countries are performed using the Lichtenstein technique popularized by Dr. Parviz Amid. During the repair, mesh is affixed to tissues to prevent hernia recurrence. Hernias are also repaired through open incision without affixing mesh, and laparoscopically with mesh reinforcement.

Products

The AMID™ HFD

We developed the AMID HFD in cooperation with Dr. Parviz Amid, a pioneer of and renowned expert in the Lichtenstein Hernia Repair. This stapler uses non-absorbable titanium staples to repair inguinal (groin) or ventral (abdominal) hernias. The staples are used to fix mesh in place, which helps prevent the recurrence of a hernia. In November 2009, we received FDA clearance to market the AMID HFD in the United States as a Class II device, and, in February 2010, we received CE Mark approval to market the stapler in the European Union and other countries requiring CE mark. After we commenced production of the AMID HFD in 2010, we voluntarily suspended sales in order to implement several improvements and a more robust and reliable commercial manufacturing process. Thereafter, we submitted a “Special 510(k)” to the FDA that was cleared in February 2012. We began commercial sales in the United States during the second quarter of 2012. Additionally, we have supplemented our Technical File for clearance to market the AMID HFD in the European Union.

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

The Gastroplasty Device is the most tested of our product candidates, and has demonstrated its potential for effectiveness. In animal tests and ex vivo human testing, the Gastroplasty Devices have been successful in obesity surgeries for suturing and excising tissue and reducing stomach size. We successfully tested our first investigational devices in five patients in Hungary, and follow up observations were reviewed in September 2012, which was approximately 24 months following the initial procedures. At the 24 month follow-up, we observed, through endoscopic visualization, that the operative site showed significant scar tissue as intended, with the scar forming a restrictive ring for weight loss or, in the case of GERD, a barrier to prevent acid from refluxing into the esophagus. We also observed that the weight loss and esophageal monitoring was satisfactory and as expected. We expect to continue in vivo human testing of this device in Hungary in 2013 to gather additional data. We are preparing obesity clinical trial protocols for this device and anticipate submitting the final investigational device exemption (“IDE”) trial plans to the FDA for review in 2013.

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

Intellectual Property

We have exclusively licensed technology, know-how and patent applications from Creighton University for most of our products and product candidates. These applications include systems and techniques for minimally invasive gastrointestinal procedures, a dilator for use with an endoscope, bite blocks for use with an endoscope and for preserving airways of patients during endoscopy. In addition, we have certain rights to other Creighton University intellectual property that we have not yet defined as product candidates. In total, we have eight patent applications pending in the United States, including those that are exclusively licensed from Creighton. We are also pursuing several of these applications in other countries, and three such foreign patents have been issued.

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

Licenses and Collaborative Relationships; Research and Development

Our strategy is to develop a portfolio of product candidates through a combination of internal development and external partnerships. In 2006, we entered into the Creighton Agreement, which grants us the right to license and sublicense most of our product candidates and associated know-how, including the exclusive right to manufacture, use and sell the product candidates. The foregoing license is exclusive even with respect to Creighton University. Pursuant to the Creighton Agreement, we are obligated to pay Creighton University, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the agreement, less certain amounts, including without limitation chargebacks, credits, taxes, duties and discounts or rebates.

Creighton University provides all necessary facilities, including animal research laboratories, to accommodate Dr. Filipi’s research and development of licensed products and product candidates, and we compensate Creighton University for the use of such facilities in accordance with the Creighton Agreement. We recorded expenses for 2012 and 2011 of $37,000 and $45,000, respectively, in satisfaction of the indirect cost allowance equal to 20% of the direct and personnel costs for services conducted at the university or company facilities located within 100 miles of Omaha, Nebraska. Also pursuant to the agreement, the university agreed that Dr. Filipi would initially devote at least 90% of his working time during the four-year period that began May 26, 2006 and ended May 26, 2010 and would thereafter devote at least 50% of his time for the subsequent two years towards the research and development of any licensed product or product candidate under the agreement, including the development of any such product to a final design and prototype as a commercially viable product. The agreement further provides that Dr. Filipi shall assist us with the prosecution of any and all patent applications related to any such products developed under the agreement. In September 2012, Dr. Filipi ceased drawing a salary from us, but actively remains our Chief Medical Officer and a significant shareholder.

Pursuant to the Creighton Agreement, we are entitled to exercise our own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion, or other commercial exploitation of any licensed products, provided that if we have not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the agreement or the date such technology is disclosed to and accepted by us, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by us, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless we purchase one or more one-year extensions. In addition to the expenses incurred in connection with the Creighton Agreement, we have incurred research and development costs and expenses of $2.9 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively.

In January 2007, we signed a consulting agreement with Dr. Parviz Amid to help us develop a stapler for hernia repair. Dr. Amid is past president of the American Hernia Society and a pioneer of and renowned expert in the Lichtenstein hernia repair. Under this agreement, which was amended in November 2012, we have agreed to pay Dr. Amid a 1.5% royalty for the first three years and then a 4% royalty on the following seven years based on the worldwide net sales of any product developed by us with his assistance, including the AMID HFD, for a total royalty period of ten years from the first commercial sale of each such product.

Competition

The market for our products is highly competitive due to the large number of products competing for market share and significant levels of commercial resources being utilized to promote those products. The following table sets forth some of the companies whose products we expect to compete with our products and product candidates:

Product or Product Candidate	Significant Competitor(s)
Gastroplasty Device	USGI Medical, Endo Gastric Solutions, Inc., ValenTx, Inc., GI Dynamics, Inc. and Medigus, Ltd.

Barrett’s Device	Olympus Medical Equipment Services America, Inc. and Covidien.

AMID HFD	Covidien.

SMART DilatorTM	Boston Scientific Corporation, Cook Medical Supply, Inc., and Miller Medical Specialties.

Standard and Airway Bite Blocks	C.R. Bard, Inc, ConMed Corporation, U.S. Endoscopy, Omni Medical Supply, Inc. and Olympus Medical Equipment Services America, Inc.

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

As indicated, there are also other methods to treat obesity, such as diet, exercise and medicine. Other competitors have developed products such as medical implants that occupy volume in the stomach to promote the feeling of satiety or gastric sleeves to reduce food intake.

Government Regulation of our Medical Device Development Activities

The U.S. government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug and Cosmetic Act (“FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996. All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

The testing, manufacture, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any device product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

Device Development

Devices are subject to varying levels of premarket regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. The FDA classifies medical devices into one of three classes: Class I devices are relatively simple and can be manufactured and distributed with general controls; Class II devices are somewhat more complex and require greater scrutiny; Class III devices are new and frequently help sustain life.

In the United States, a company generally can obtain permission to distribute a new device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA permission to distribute the device, a company generally must submit a section 510(k) submission, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting a claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”), regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that the we propose distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes, on average, about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic, pre-market approval (“PMA”) process described below. In 2011, the FDA issued a series of draft guidance documents designed to reform the 510(k) clearance process. To the extent that the FDA finalizes and implements these proposed reforms, the average 510(k) review time may change and devices that might previously have been cleared under the 510(k) process may be require approval under the PMA process. Similarly, the Medical User Fee Amendments of 2012 authorized the FDA to collect user fees for the review of certain premarket submissions received on or after October 1, 2012, including 510(k)s. These fees are intended to improve the device review process, but the actual impact on the industry is still unknown.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process. Two steps of FDA approval are generally required before a company can market a product in the United States that is subject to approval, as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must review the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process and it is conceivable that the FDA would not agree with our assessment that a device that we propose to distribute should be a Class I or Class II device. If that were to occur we would be required to undertake the more complex and costly PMA process. However, for either the 510(k) or the PMA process, the FDA could require us to run clinical trials, which would pose all of the same risks and uncertainties associated with the clinical trials of drugs, described above.

We intend to continue in discussions with the FDA regarding the appropriate regulatory approval pathway for our Gastroplasty Device for the treatment of GERD and for the treatment of obesity. We have not yet sought final FDA approval to conduct any clinical studies in the United States of any of our licensed products. There is no assurance that the FDA would permit us to conduct such clinical studies and no assurance that the FDA would agree with our study design, statistical methods or endpoints.

Even when a clinical study has been approved by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.

After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to withdraw the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the PMA is not permitted to make changes to the device, which affects its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through the 510(k) process must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

A company that intends to manufacture medical devices is required to register with the FDA before it begins to manufacture the device for commercial distribution. As a result, we and any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Community, we will be required to maintain certain International Organization for Standardization (“ISO”), certifications in order to sell products and we or our manufacturers undergo periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

Impact of Regulation

The FDA in the course of enforcing the FDCA may subject a company to various sanctions for violating FDA regulations or provisions of the FDCA, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke a clearance or approval, seeking disgorgement of profits and seeking to criminally prosecute a company and its officers and other responsible parties.

The levels of revenues and profitability of companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the United States and elsewhere, sales of products are dependent in part on the availability and adequacy of reimbursement from third party payers, such as the government or private insurance plans. Third party payers are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.

State and Federal Security and Privacy Regulations

The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, HIPAA), establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, to obtain payments for services and health care operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

•	the content of notices of privacy practices for PHI; and

•	administrative, technical and physical safeguards required of entities that use or receive PHI electronically.

The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties.

Anti-Kickback Laws, Physician Self-Referral Laws, False Claims Act, Civil Monetary Penalties

We are also subject to various federal, state, and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. The federal Anti-Kickback Statute prohibits anyone from knowingly and willfully soliciting, receiving, offering, or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal health care program, including the purchase or prescription of a particular drug or the use of a service or device. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the U.S. Department of Health and Human Services Office of Inspector General, or OIG, to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure health care providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

Violations of the Anti-Kickback Statute are punishable by the imposition of criminal fines, civil money penalties, treble damages, and/or exclusion from participation in federal health care programs. Many states have also enacted similar anti-kickback laws. The Anti-Kickback Statute and similar state laws and regulations are expansive. If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, results of operations, financial condition, and our stock price. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition. We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them. However, given the broad reach of federal and state anti-kickback laws and the increasing attention given by law enforcement authorities, we are unable to predict whether any of our activities will be challenged or deemed to violate these laws.

We are also subject to the physician self-referral laws, commonly referred to as the Stark law, which is a strict liability statute that generally prohibits physicians from referring Medicare patients to providers of “designated health services,” with whom the physician or the physician’s immediate family member has an ownership interest or compensation arrangement, unless an applicable exception applies. Moreover, many states have adopted or are considering adopting similar laws, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated healthcare services and physician self-referrals, regardless of the source of the payment for the patient’s care. If it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare programs and loss of government reimbursement. The imposition of any such penalties could harm our business.

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.

Federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree and violation of these laws, or, our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Manufacturing

We have modified our prototype lab, located in Miami, Florida, to accommodate the commercial manufacture of the AMID HFD, which we launched in the second quarter of 2012. In addition, we intend to continue to use this facility for the manufacture of prototypes and non-commercial components, device prototypes and non-commercial finished devices of certain of our product candidates for testing, including for limited use in animal or human clinical testing. We have also entered into agreements with third party manufacturers for the manufacture of prototypes for certain components of our products. These suppliers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices (cGMPs) or ISO certifications where applicable, and to the extent laboratory analysis is involved, current good laboratory practices (cGLPs), where applicable.

Sales & Marketing

We currently have limited sales, marketing and distribution capabilities. During 2012, we employed a sales team of five direct sales representatives to test market the AMID HFD in select markets. We currently have no direct sales representatives marketing the AMID HFD. We intend to distribute our products, including our AMID HFD, through independent contractors and distribution agreements with companies possessing established sales and marketing operations in the medical device industry. Such collaborations could take the form of joint ventures or sales, marketing or distribution agreements. However, there can be no assurance that we will successfully be able to build a sales and marketing infrastructure through independent contractors and distribution agreements on terms acceptable to us or at all.

Employees

As of December 31, 2012, we had 12 full-time employees, four of whom hold advanced degrees. None of our employees are represented by a collective bargaining agreement.

Executive Officers of the Registrant

Jeffrey G. Spragens. Mr. Spragens, 71, has served as our President and Chief Executive Officer and as a member of our Board of Directors since September 2007, and, since August 2005, he has served as Business Manager of SafeStitch LLC, of which he was a founding member. From January 2002 to December 2006, Mr. Spragens was a member of Board of Directors of ETOC, Inc., a privately owned hotel and lodging company based in Minneapolis, Minnesota. Since April 2002, he has been a Founding Board of Directors Member and Treasurer of the Foundation for Peace, Washington, D.C. From 1990 to 1995, he was Managing Partner, Gateway Associates, Inc., a company that secured full subdivision and planning approval for properties under its control. Prior to that and from 1987 to 1993, he was one of three founding board of directors members of North American Vaccine, an American Stock Exchange listed company sold to Baxter International in 1999. Mr. Spragens also has previous experience as a developer and attorney.

Charles J. Filipi M.D. Dr. Filipi, 72, has served as our Chief Medical Officer (f/k/a Medical Director) and a member of our Board of Directors since our acquisition of SafeStitch LLC in September 2007. Dr. Filipi was a founding member of SafeStitch LLC in August 2005 and has served as its Medical Director since 2006. Since 1999, Dr. Filipi has been a Professor of Surgery in the Department of Surgery at Creighton University School of Medicine in Omaha, Nebraska. Dr. Filipi has also served as president of the American Hernia Society, editor of the Journal Hernia and has published approximately 110 peer-reviewed articles and fifty-one book chapters. He has been the inventor of over twenty provisional or utility patents. His primary areas of interest are intralumenal surgery for the correction of gastroesophageal reflux disease, Barrett’s Esophagus, and obesity.

James J. Martin, C.P.A. Mr. Martin, 46, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, Mr. Martin served as our Controller. Mr. Martin has served as Chief Financial Officer of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-held medical device company since January 2011. Mr. Martin previously has served as Vice President of Finance of Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor that voluntarily dissolved in December 2011. From July 2010 through January 2011, Mr. Martin served as Controller of NIMS and Aero. Prior to joining SafeStitch, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company in which he was responsible for all financial reporting and inventory logistics. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. In addition to his career in finance and accounting, Mr. Martin served five years in the United States Navy as an Operations Specialist.

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

Risks Related to our Business

We have a history of operating losses, and we do not expect to become profitable in the foreseeable future. We may be unable to continue as a going concern.

We are a medical device company with a limited operating history. We remain a developmental stage enterprise, and we are not profitable and have incurred losses since our inception. Our consolidated financial statements for the years ended December 31, 2012 and 2011 were prepared on a “going concern” basis and substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We continue to incur research and development and general and administrative expenses related to our operations. Our net losses for the years ended December 31, 2012 and 2011 were $6.7 million and $5.7 million, respectively, and we had an accumulated deficit of $29.5 million as of December 31, 2012. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for clinical trials of our product candidates and continue to commercialize our cleared or approved products. If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

While we are currently focused on the Gastroplasty Device, we intend to advance multiple additional product candidates through clinical and pre-clinical development. We will need to raise substantial additional capital to engage in our clinical and pre-clinical development and commercialization activities. We will need to raise additional capital in order for us to continue as a going concern.

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

In the United States, there have been a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products and provide our laboratory services profitably. While many of the proposed policy changes require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private payor programs could negatively affect our business.

Most significantly, on March 23, 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States (the “Supreme Court”). Specifically, the Supreme Court upheld the individual mandate and includes changes to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Additionally, restructuring the coverage of medical care in the United States could impact the reimbursement for diagnostic tests. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Beyond coverage and reimbursement changes, the 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices in January 2013. This excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Physician Payments Sunshine Act, which, in conjunction with its implementing regulations, requires manufacturers of certain drugs, biologics, and devices that are covered by Medicare and Medicaid to record all transfers of value to physicians and teaching hospitals starting on August 1, 2013 and to begin reporting the same for public disclosure to the Centers for Medicare and Medicaid Services by March 31, 2014. Several other states and a number of countries worldwide have adopted or are considering the adoption of similar transparency laws. The failure to report appropriate data may result in civil or criminal fines and/or penalties.

Regulations under the 2010 Health Care Reform Legislation are expected to continue being drafted, released and finalized throughout the next several years. Pending the promulgation of these regulations, we are unable to fully evaluate the impact of the 2010 Health Care Reform Legislation.

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

We are highly dependent on the success of our products and product candidates, especially the Gastroplasty Device. We cannot give any assurance that the FDA will permit us to clinically test or grant regulatory clearance for the Gastroplasty Device, nor can we give any assurance that the Gastroplasty Device or any of our other products will be successfully commercialized, for a number of reasons, including without limitation the potential introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts, or our failure to obtain positive coverage determinations or reimbursement. Any failure to obtain clearance or approval of our products or to successfully commercialize them would have a material and adverse effect on our business.

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

Even if our product candidates obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. To date, we have experienced minimal sales of the AMID HFD. We believe that the degree of market acceptance will depend on a number of factors, including:

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

We will need to effectively manage our managerial, operational, financial, development, marketing and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly Jeffrey G. Spragens and Dr. Charles J. Filipi, could delay or prevent the development or commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing organization.

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

We currently operate a manufacturing facility for the commercial production of the AMID HFD. In the future, we may choose to use a third party manufacturer for the AMID HFD as well as our other products and product candidates. Currently, a significant number of our AMID HFD component parts come from third-party suppliers. If these manufacturing partners are unable to produce our products or component parts in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require.

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

We currently have limited marketing, sales and distribution capabilities, including no direct sales representatives. We intend to distribute our products, including our AMID HFD, through independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will successful. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products and product candidates. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our strategy depends on our ability to promptly identify and seek patent protection for our discoveries. In addition, we will rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to develop and use information that we regard as proprietary.

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

For the two years ended December 31, 2012, the market price of our common stock has fluctuated from a high of $1.70 per share to a low of $0.21 per share. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Trading of our common stock is currently conducted on the OTCBB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of December 31, 2012, approximately 55% of the issued and outstanding shares of our common stock are held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock.

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

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, over 55% of our outstanding voting securities as of December 31, 2012. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our principal corporate office and manufacturing facility is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, one of our largest beneficial stockholders. We lease approximately 6,800 square feet under the lease agreement, which is for a five-year term that began on January 1, 2008.

Additionally, we had leased approximately 462 square feet of office space in Omaha, Nebraska until November 2012. We also lease approximately 1,200 square feet of warehouse space in Miami, Florida which is used as our prototype lab.

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

	Bid Prices
	High	Low
2012
First Quarter	$1.01	$0.45
Second Quarter	0.98	0.51
Third Quarter	0.75	0.22
Fourth Quarter	0.51	0.21

2011
First Quarter	$1.70	$0.81
Second Quarter	1.38	0.46
Third Quarter	0.90	0.50
Fourth Quarter	1.01	0.45

As of March 28, 2013, there were approximately 206 record holders of our common stock.

We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2012 and 2011, and we have no plans to pay any dividends or make any other distributions in the future.

In connection with our acquisition of SafeStitch LLC, we entered into a Note and Security Agreement with Jeffrey G. Spragens, our Chief Executive Officer and President and a director, and The Frost Group, LLC, a Florida limited liability company whose members include Frost Gamma Investments Trust (“Frost Gamma”), a trust indirectly controlled by Dr. Phillip Frost, one of the largest beneficial holders of our common stock, as well as Dr. Jane H. Hsiao and Steven D. Rubin, two of our directors, which provides for up to $4.0 million in total available borrowings. Under this credit facility, we may distribute stock dividends in respect of our common stock, but we may not pay cash dividends in respect of our common stock.

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

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID HFD, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus. Preliminary clinical trials for our gastroplasty product candidates began in the third quarter of 2010 and are expected to continue during the first half of 2013. Sales of our AMID HFD began during second quarter of 2012.

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

Results of Operations

Our net loss totaled $29.5 million for the period from September 15, 2005 (inception) through December 31, 2012. Such loss included $6.7 million and $5.7 million for the years ended December 31, 2012 and 2011, respectively. We do not currently generate significant revenues from any of our products, including those already cleared for commercial marketing by the FDA, and we believe we will likely continue to incur net losses for the foreseeable future.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Sales were $15,000 and $35,000 for the three and twelve months ended December 31, 2012, respectively, as compared to no sales for the three and twelve months ended December 31, 2011.

Costs of goods sold (“COGS”) were $203,000 and $382,000 for the three and twelve months ended December 31, 2012, respectively, as compared to no COGS for the three and twelve months ended December 31, 2011. The COGS for the twelve months ended December 31, 2012 included $364,000 for scrap materials and quality testing costs. Excluding scrap materials and quality testing costs, the COGS were $5,000 and $18,000 with gross margins of $10,000 and $17,000 for the three and twelve months ended December 31, 2012, respectively.

Research and Development (“R&D”) costs and expenses were $2.9 million for the year ended December 31, 2012, as compared to $3.4 million for the year ended December 31, 2011. This $0.5 million decrease resulted primarily from reduced expenditures associated with the Gastroplasty Device that included contract engineering services, pre-clinical testing, research equipment and prototyping of devices and components.

Selling, General and Administrative (“SG&A”) costs and expenses were $3.4 million for the year ended December 31, 2012 as compared to $2.3 million for the year ended December 31, 2011. This $1.1 million increase is primarily related to increased payroll costs associated with the 2012 addition of a sales, marketing, quality control and regulatory personnel. Due to the limited sales of the AMID HFD, we significantly reduced our SG&A personnel during the fourth quarter of 2012. In addition, there were increases in stock-based compensation, professional and legal fees, marketing fees, demo equipment and other costs associated with our efforts to develop sales and a more reliable manufacturing process for the AMID HFD. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, and professional fees for legal and accounting services.

Interest income was negligible for the years ended December 31, 2012 and 2011. Interest expense totaled $55,000 for the year ended December 31, 2012, as compared to $48,000 for the year ended December 31, 2011. The interest expense for the years ended December 31, 2012 and 2011 was primarily due to outstanding balances under our Credit Facility.

Liquidity and Capital Resources

As a result of our significant R&D costs and the lack of any significant product sales revenue, we have generated operating losses since inception and we expect to continue to incur losses from operations for the foreseeable future. Sales of the AMID HFD have been slower than anticipated since our commercial launch during the second quarter of 2012.

We have been dependent upon equity financing and loans from stockholders to meet our obligations and sustain operations. As of December 31, 2012, we had remaining cash of $275,000 and outstanding indebtedness of $300,000 under our Credit Facility and $600,000 under promissory notes. The Credit Facility and promissory notes are both payable on the maturity date of June 30, 2013. Additionally, in February 2013, we entered into a promissory note with our Chairman of the Board for an additional $200,000. We have taken several steps to preserve cash, including eliminating staff and focusing efforts solely on development of our Gastroplasty Device. Additionally, as a result of sufficient inventory of our AMID HFD to meet anticipated demand through 2013, we were able to suspend production of the AMID HFD in the third quarter of 2012.

On March 22, 2013, we sold approximately 12,100,000 shares of our common stock (the “2013 PIPE Shares”) in a private placement at a price of $0.25 per share, with net proceeds to the Company of approximately $3.0 million (Note 14). Included in this private placement was the issuance of warrants (the “PIPE Warrants”) to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Approximately 50% of the shares and warrants offered were purchased by our officers, directors and significant shareholders. The capital raised will be primarily used for the expansion of our Gastroplasty Device study in Hungary scheduled for May 2013, continued development of the Gastroplasty Device and sales and marketing efforts for the AMID HFD. Approximately $1.1 million of the proceeds will be used to pay off amounts outstanding under the Credit Facility and promissory notes. Based upon our current cash position and by monitoring our discretionary expenditures, we anticipate that we will be able to fund operations during 2013. We based this belief on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect.

We believe it is unlikely that the Credit Facility will be extended beyond its June 30, 2013 maturity date and additional funding will be required to continue operations. We currently do not have any commitments for future external funding. Almost all of our equity and financing to date has been provided from our principal existing stockholders and there is no assurance that our stockholders will continue to provide the necessary financing for us to continue our operations or that any additional equity or debt financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available when needed, we may be required to delay, further reduce the scope of or eliminate our research and development programs, including the development of our Gastroplasty Device, all of which may not significantly extend the period of time that we will be able to continue operations without additional funding.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The current economic crisis and disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

It is uncertain as to the length of time the Company can sustain continued operations without the availability of additional funds. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets at December 31, 2012 and 2011	44

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011 and for the period from September 15, 2005 (inception) through December 31, 2012	45

Consolidated Statements of Stockholders’ Equity for the period from September 15, 2005 (inception) through December 31, 2012	46

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from September 15, 2005 (inception) through December 31, 2012	47

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SafeStitch Medical, Inc.

We have audited the accompanying consolidated balance sheets of SafeStitch Medical, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from September 15, 2005 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from September 15, 2005 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, has not generated significant revenue or positive cash flows from operations, and is in need of additional financing, which raises substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

April 1, 2013

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEETS

(in 000s, except share data)

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$275	$298
Accounts Receivable – trade	12	—
Other receivable – related-party	59	66
Prepaid expenses	140	143
Inventory	1,600	—

Total Current Assets	2,086	507
FIXED ASSETS
Property and equipment, net	332	470
OTHER ASSETS
Security deposits	2	2
Deferred financing costs, net	—	14

Total Other Assets	2	16

TOTAL ASSETS	$2,420	$993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,263	$469
Stockholders loans, including accrued interest-current	912	—

Total Current Liabilities	2,175	469
Stockholders loans, including accrued interest	—	2,523
Commitments and contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized 10% Series A Cumulative Convertible Preferred Stock, 4,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011; liquidation preference $0 as of December 31, 2012 and 2011	—	—
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 49,603,276 and 28,003,755 shares issued and outstanding as of December 31, 2012 and 2011, respectively	50	28
Additional paid-in capital	29,708	20,762
Deficit accumulated during the development stage	(29,513)	(22,789)

Total Stockholders’ (Deficit) Equity	245	(1,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,420	$993

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in 000s, except per share amounts)

	Years Ended December 31,		September 15, 2005 (Inception) to December 31,
	2012	2011	2012
Revenues	$35	$—	$35
Cost of sales	382	—	382

Gross margin	(347)	—	(347)
Costs and expenses
Research and development	2,916	3,367	15,854
Selling, general and administrative	3,392	2,306	12,387

Total costs and expenses	6,308	5,673	28,241

Loss from operations	(6,655)	(5,673)	(28,588)
Other income and (expense)
Other income	—	—	1,147
Interest income	—	—	79
Amortization of deferred financing costs	(14)	(37)	(1,984)
Interest expense	(55)	(48)	(167)

Total other income and (expense)	(69)	(85)	(925)

Loss before income tax	(6,724)	(5,758)	(29,513)
Provision for income tax	—	—	—

Net loss	$(6,724)	$(5,758)	$(29,513)

Comprehensive income (loss)	$—	$—	$—

Comprehensive loss	$(6,724)	$(5,758)	$(29,513)

Loss attributable to common stockholders and loss per common share:
Net loss	$(6,724)	$(5,758)	$(29,513)
Deemed dividend—Series A Preferred Stock Issuance	—	—	(700)
Deemed dividend—Series A Preferred Stock Conversion	—	—	(4,301)
Declared/Accrued Dividends—Series A Preferred Stock	—	—	(366)

Loss attributable to common stockholders	(6,724)	(5,758)	(34,880)
Weighted average shares outstanding, basic and diluted	46,218	28,004

Net loss per basic and diluted share	$(0.15)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH DECEMBER 31, 2011

(in 000s)

					Additional Paid-in	Deficit Accumulated During the Development
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception – September 15, 2005	—	$—	—	$—	$—	$—	$—
Capital contributed	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 2005	—	$—	—	$—	$1	$(76)	$(75)

Capital contributed	—	—	11,256	11	1,493	—	1,504
Net loss	—	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2006	—	$—	11,256	$11	$1,494	$(1,136)	$369

Exercise of options (CTS)-September 23, 2007 at $0.79 per share	—	—	42	—	35	—	35
Stock-based compensation-September 4, 2007	—	—	—	—	77	—	77
Issuance of shares in recapitalization—September 4, 2007 at $0.64 per share	—	—	4,795	5	3,078	—	3,083
SafeStitch expenses associated with recapitalization	—	—	—	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	65	—	65
Warrants issued in connection with credit facility—September 4, 2007 at $2.46 per share	—	—	—	—	1,985	—	1,985
Rule 16 payment received	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,041)	(3,041)

Balance at December 31, 2007	—	$—	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering	—	—	1,862	2	3,986	—	3,988
Issuance of common shares as repayment of stockholder note—December 30, 2008 at $1.22 per share	—	—	8	—	10	—	10
Stock-based compensation	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	(5,185)	(5,185)

Balance at December 31, 2008	—	$—	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share, net of offering costs	2,000	20	—	—	1,962	—	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	200	—	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(2,366)	(2,366)

Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share, net of offering costs	2,000	20	—	—	1,978	—	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	—	—	—	—	500	—	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(500)	—	(500)
Issuance of common shares in private offering	—	—	4,978	5	4,969	—	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	—	—
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	—	—	697	1	(1)	—	—
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	—	—	—	—	4,301	—	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	—	—	—	—	(4,301)	—	(4,301)
Stock-based compensation	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	(5,303)	(5,303)

Balance at December 31, 2010	—	$—	28,004	$28	$20,427	$(17,031)	$3,424

Stock-based compensation	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	(5,758)	(5,758)

Balance at December 31, 2011	—	$—	28,004	$28	$20,762	$(22,789)	$(1,999)
Issuance of 20,794,000 shares of Common Stock at $0.40 per share for cash in February 2012	—	—	20,794	21	8,297	—	8,318
Issuance of 805,521 shares of Common Stock for Warrants at $0.25 per share for cash in October 2012	—	—	805	1	200	—	201
Stock-based compensation	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	(6,724)	(6,724)

Balance at December 31, 2012	—	$—	49,603	$50	$29,708	$(29,513)	$245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000s)

	Years Ended December 31,		September 15, 2005 (Inception) to December 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(6,724)	$(5,758)	$(29,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	14	37	1,984
Stock-based compensation expense	448	335	1,753
Stock-based compensation expense related to Share Exchange	—	—	77
Depreciation and amortization	167	140	509
Loss from disposal of assets	—	20	20
Gain on sale of TruePosition investment	—	—	(903)
Inventory disposals	198	86	337
Changes in operating assets and liabilities
Other current assets	(2)	(28)	(191)
Inventory	(1,798)	5	(1,937)
Other assets	—	—	(2)
Accounts payable and accrued liabilities	794	248	979
Accrued interest	(36)	48	12

NET CASH USED IN OPERATING ACTIVITIES	(6,939)	(4,867)	(26,875)

INVESTING ACTIVITIES
Purchase of equipment	(29)	(293)	(861)
Proceeds from sale of TruePosition investment	—	—	903
Payment received under Rule 16b	—	—	4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(29)	(293)	47

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	—	—	3,192
Issuance of Common Stock, net of offering costs	8,319	—	17,281
Issuance of Common Stock from warrants	201	—	201
Issuance of Preferred Stock, net of offering costs	—	—	3,980
Capital Contributions	—	—	1,431
Proceeds from notes payable	—	—	141
Repayment of notes payable	—	(49)	(141)
Proceeds from stockholders loans	1,400	2,475	6,735
Repayment of stockholders loans	(2,975)	—	(5,751)
Exercise of warrants	201	—	201
Exercise of options	—	—	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,944	2,426	27,103

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23)	(2,734)	275
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	3,032	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$275	$298	$275

Supplemental disclosures:
Cash paid for interest	$92	$—	$156
Non cash activities:
Non-cash dividend upon issuance and conversion of Preferred Stock	$—	$—	$5,001
Dividends	$—	$—	$366
Stockholder loans contributed to capital	$—	$—	$84
Warrants issued in connection with credit facility	$—	$—	$1,985

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through December 31, 2012, the Company has accumulated a deficit of $29.5 million, including a net loss of $6.7 million for the year ended December 31, 2012, and has not generated significant revenue or positive cash flows from operations.

On March 22, 2013, the Company sold approximately 12,100,000 shares of our common stock (the “2013 PIPE Shares”) in a private placement at a price of $0.25 per share, with net proceeds to the Company of approximately $3.0 million (Note 14). Included in this private placement was the issuance of warrants (the “PIPE Warrants”) to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Approximately 50% of the shares and warrants offered were purchased by our officers, directors and significant shareholders. The capital raised will be primarily used for the expansion of our Gastroplasty Device study in Hungary scheduled for May 2013, continued development of the Gastroplasty Device and sales and marketing efforts for the AMID HFD. Approximately $1.1 million of the proceeds will be used to pay off amounts outstanding under the Credit Facility and promissory notes. Based upon the Company’s current cash position and by monitoring our discretionary expenditures, we anticipate that the Company will be able to fund operations during 2013. We based this belief on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect.

We believe it is unlikely that the Credit Facility will be extended beyond its June 30, 2013 maturity date and additional funding will be required to continue operations. The Company currently does not have any commitments for future external funding. Almost all of the Company’s equity and financing to date has been provided from the Company’s principal existing stockholders and there is no assurance that the Company’s stockholders will continue to provide the necessary financing for us to continue our operations or that any additional equity or debt financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available when needed, the Company may be required to delay, further reduce the scope of or eliminate our research and development programs, including the development of the Gastroplasty Device, all of which may not significantly extend the period of time that the Company will be able to continue operations without raising additional funding.

It is uncertain as to the length of time the Company can sustain continued operations without the availability of additional funds. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories. Inventories are stated at lower of cost or market using the weighted average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts. An inventory parts adjustment of $198,000 due to material scraps associated with the early development of the manufacturing was expensed through cost of goods sold during the fourth quarter in the year ending December 31, 2012. The Company had approximately 5,800 AMID HFD units in inventory at December 31, 2012.

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

The Company’s revenue was a result of AMID HFD product sales. There were 126 units sold for the year ended December 31, 2012 and there were no units available for sale during the year ended December 31, 2011. In addition, there were 674 AMID HFD units used for demonstration purposes during the year ended December 31, 2012 and no units were available for demonstration purposes during the year ended December 31, 2011.

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative (“SG&A”) costs and expensed for all periods presented, and totaled $112,000 and $73,000, respectively, for the years ended December 31, 2012 and 2011.

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

Stock-based compensation. The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Therapeutic discovery project tax credit. The Company records the therapeutic discovery project tax credit on the accrual basis when approved by the government agency which is reported as other income in the accompanying statements.

Fair value of financial instruments. Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels, as described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

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

Recent Accounting Pronouncements. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 did not have any impact on the Company’s consolidated financial statements. Comprehensive income (loss) was the same as net income (loss) since inception, including the years ended December 31, 2012 and 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 as of January 1, 2012 did not have any impact on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful lives	December 31, 2012	December 31, 2011
Machinery and equipment	5 years	$682,000	$660,000
Furniture, fixtures and leasehold improvements	3-5 years	88,000	81,000
Software	3-5 years	57,000	57,000

		827,000	798,000
Accumulated depreciation and amortization		(495,000)	(328,000)

Property and equipment, net		$332,000	$470,000

Depreciation of fixed assets utilized in research and development activities is included in research and development costs and expenses. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $167,000 and $140,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company granted 813,500 and 562,500 stock options under the 2007 Plan during the years ended December 31, 2012 and 2011, respectively, including 218,000 and 68,000 stock options that were issued to consultants. The options granted during 2012 were issued at an exercise price ranging from $0.65 to $0.85 per share and had an estimated aggregate grant date fair value of $441,000. The options granted during 2011 were issued at an exercise price of $1.12 per share and had an estimated aggregate grant date fair value of $502,000. The weighted average grant date fair value of the options granted during 2012 and 2011 was $0.54 per share and $0.89 per share, respectively. At December 31, 2012, a total of 2,921,000 shares of Common Stock remained available for issuance under the 2007 Plan.

Total stock-based compensation recorded for the years ended December 31, 2012 and 2011 was $448,000 and $335,000, respectively, and is included in general and administrative expense. The stock-based compensation recorded for the year ended December 31, 2011 included a credit of $113,000 for a change in the forfeitures experience. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. Forfeiture rates are based on management’s estimates. The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of the Company’s common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model.

	Year ended December 31, 2012	Year ended December 31, 2011
Expected volatility	85.41% – 111.36%	76.91% – 102.63%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.02% – 1.98%	2.25% – 3.25%
Expected life	5.5 – 10.0 years	5.5 – 10.0 years
Forfeiture rate	0% – 2%	0% – 5%

The following summarizes the Company’s stock option activity for the two years ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,334,667	$1.41	5.74
Granted	562,500	$1.12	9.20
Exercised	—	—
Canceled or expired	(269,000)	$1.19	4.88

Outstanding at December 31, 2011	1,628,167	$1.35	6.26	$—

Exercisable at December 31, 2011	864,917	$1.50	4.98	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest at December 31, 2011	1,585,098	$1.35	6.23	$—

Granted	813,500	$0.66	9.13
Exercised	—	—
Canceled or expired	(362,667)	$1.61	5.29

Outstanding at December 31, 2012	2,079,000	$1.03	6.77	$—

Exercisable at December 31, 2012	982,625	$1.26	5.13	$—

Vested and expected to vest at December 31, 2012	2,037,742	$1.03	6.73	$—

None of the 813,500 options granted during the year ended December 31, 2012, were vested as of December 31, 2012. At December 31, 2012, there was $222,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.66 years.

The expected term of awards granted is derived from historical experience under the 2007 Plan and represents the period of time that awards granted are expected to be outstanding. No options were exercised during the years ended December 31, 2012 and 2011.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

NOTE 5 – DEBT

Credit Facility. In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, one of the largest beneficial holders of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provides up to $4.0 million in total available borrowings, consisting of up to $3.9 million from The Frost Group and up to $100,000 from Mr. Spragens. The Company has granted a security interest in all present and subsequently acquired collateral in order to secure prompt, full and complete payment of the amounts outstanding under the Credit Facility. The collateral includes all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility had an initial term of 28 months, expiring in December 2009, and was amended on four occasions to extend the maturity date, which is now June 30, 2013.

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of its Common Stock to the Frost Group and Mr. Spragens at an assumed exercise price of $0.25 per share. The fair value of the warrants was determined to be approximately $2.0 million on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense of $14,000 and $37,000 related to these deferred financing costs for the years ended December 31, 2012 and 2011, respectively. In October 2012, The Frost Group and Mr. Spragens exercised the warrants for the purchase of 805,521 shares of Common Stock at an exercise price of $0.25 per share with net proceeds to the Company of $201,000.

The Company borrowed $300,000 and $2,475,000 under the Credit Facility during the years ended December 31, 2012 and 2011 respectively. The Company recognized interest expense related to the outstanding borrowings under the Credit Facility for the years ended December 31, 2012 and 2011 of $51,000 and $48,000, respectively. As of December 31, 2012, there was a balance outstanding under the Credit Facility of $300,000, plus accrued interest of $8,000, and there was a balance outstanding under the Credit Facility of $2,475,000 plus accrued interest of $48,000 at December 31, 2011.

On November 20, 2012, the Company entered into a Promissory Note in the principal amount of $300,000.00 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by the Company’s Chairman of the Board, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by the Company on the Hsu Gamma Note is 10% per annum, payable on the maturity date of June 30, 2013. The Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On December 26, 2012, the Company entered into a Promissory Note in the principal amount of $300,000.00 with Frost Gamma, an entity controlled by one of the Company’s largest beneficial holders of common stock, Dr. Phillip Frost (the “Frost Gamma Note”). The interest rate payable by the Company on the Frost Gamma Note is 10% per annum, payable on the maturity date of June 30, 2013. The Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

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

2010 Private Placement of Common Stock. On June 15, 2010, the Company entered into a stock purchase agreement (the “2010 Stock Purchase Agreement”) with 20 investors (the “2010 PIPE Investors”) pursuant to which the 2010 PIPE Investors agreed to purchase an aggregate of 4,978,000 shares of Common Stock (the “PIPE Shares”) at a price of $1.00 per share for aggregate consideration of $4,978,000. Among the 2010 PIPE Investors who purchased a portion of the PIPE Shares were Hsu Gamma and Frost Gamma. Both Hsu Gamma and Frost Gamma purchased 1,300,000 PIPE Shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

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

NOTE 7 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended December 31, 2012 and 2011, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31, 2012	December 31, 2011
Stock options	2,079,000	1,628,167
Stock warrants	0	805,521

Total	2,079,000	2,433,688

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company was obligated under various operating lease agreements for office space that expired in 2012. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $269,000 and $199,000 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, the Company was no longer obligated under any non-cancellable operating leases.

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 1.5% royalty for the first three years and then a 4% royalty on the following seven years to Dr. Amid on the net sales of any product developed with Dr. Amid’s assistance, including the AMID HFD, for a period of ten years from the first commercial sale of such product. Royalties were incurred in the amount of $1,300 during the year ended December 31, 2012 and no royalties were incurred during the year ended December 31, 2011.

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

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. For the years ended December 31, 2012 and 2011, the Company paid Creighton $32,000 and $45,000, respectively, in satisfaction of the 20% facility reimbursement obligation.

Pursuant to the Creighton Agreement, SafeStitch is entitled to exercise its own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion and other commercial exploitation of any licensed products, provided that, if the Company has not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the Creighton Agreement or the date such technology is disclosed to and accepted by SafeStitch, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by the Company, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless the Company purchases one or more one-year extensions. The Company is in compliance with these requirements.

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

At December 31, 2012, we have approximately $15.0 million of federal net operating loss carryforwards to offset future taxable income and $10.0 million of certain operating expenses which have been deferred as start-up costs under Sec. 195 for federal income tax purposes, subject to limitations for alternative minimum tax. Start-up costs will continue to be capitalized until the month in which active business begins, at which time the costs may be amortized over 15 years. In addition, at December 31, 2012 we have approximately $590,000 of research and development tax credit carryforwards. The net operating loss and research and development credit carryforwards expire through 2032.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	December 31, 2012	December 31, 2011
Income tax benefit at the federal statutory rate	34.00%	34.00%
State income taxes, net of effect on federal taxes	3.55%	3.51%
Research and development credit	1.67%	2.84%
Other	(0.21%)	0.56%
Increase in valuation allowance	(39.01%)	(40.91%)

Provision for income tax	0%	0%

The deferred tax asset at December 31, 2012 and 2011 consists of the following:

	2012	2011
Net operating loss carryforward	$5,593,000	$4,419,000
Deferred start-up costs	3,762,000	2,658,000
Research and development credit carryforward	590,000	477,000
Stock-based compensation	689,000	520,000
Other	51,000	(13,000)

	10,685,000	8,061,000
Less: Valuation allowance	(10,685,000)	(8,061,000)

Net deferred tax asset	$—	$—

The change in the valuation allowance from December 31, 2011 to December 31, 2012 amounted to approximately $2,624,000. At December 31, 2006, Cellular had available for federal income tax purposes, net operating loss carryforwards of approximately $54.1 million which expire through 2026, and research and development tax credits of approximately $1.2 million that will expire through 2024. Upon consummation of the share exchange with SafeStitch LLC, these net deferred tax assets along with net operating losses for 2007 were forfeited in accordance with Section 382 of the Internal Revenue Code. The Company had provided a valuation allowance of 100% of the net deferred tax asset.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2012, the Company has no unrecognized tax position, including interest and penalties.

The tax years 2009-2011 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In connection with the acquisition of SafeStitch LLC, the Company entered into the Credit Facility with The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma, a trust controlled by Dr. Phillip Frost, one of the largest beneficial holders of the issued and outstanding shares of the Company’s common stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board and Steven D. Rubin, a director. As of December 31, 2012 there was a balance outstanding under the Credit Facility of $300,000 (see Note 5), plus accrued interest of $8,000, and there was a balance outstanding under the Credit Facility of $2,475,000 plus accrued interest of $48,000 at December 31, 2011.

On November 20, 2012, the Company entered into a Promissory Note in the principal amount of $300,000.00 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by the Company’s Chairman of the Board, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by the Company on the Hsu Gamma Note is 10% per annum, payable on the maturity date of June 30, 2013. The Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On December 26, 2012, the Company entered into a Promissory Note in the principal amount of $300,000.00 with Frost Gamma, an entity controlled by the Company’s largest beneficial holder of common stock, Dr. Phillip Frost. (the “Frost Gamma Note”). The interest rate payable by the Company on the Frost Gamma Note is 10% per annum, payable on the maturity date of June 30, 2013. The Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in July 2011 to include additional office space in the same building, and current rental payments under the lease are approximately $21,000 per month. The Company recorded $255,000 and $199,000 of rent expense related to the Miami lease for the years ended December 31, 2012 and 2011, respectively.

Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company that dissolved in December 2011, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded medical device company, and TigerMedia, Inc. (“TigerMedia) (formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of TigerMedia and as the Chief Legal Officer of each of NIMS and Tiger X. The Company has recorded reductions to SG&A costs and expenses for the years ended December 31, 2012 and 2011 of $60,000 and $78,000, respectively, to account for the sharing of accounting costs under this arrangement. The Company has recorded $145,000 and $178,000 of reductions to SG&A costs and expenses for the year ended December 31, 2012 and 2011, respectively, to account for the sharing of legal costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X and TigerMedia were approximately $59,000 and $66,000 as of December 31, 2012 and 2011, respectively, and are included in other receivable – related party.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company will contribute to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company’s matching contributions to the plan were approximately $45,000 and $39,000, respectively, for the years ended December 31, 2012 and 2011.

NOTE 13 – CONCENTRATION OF RISK

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

NOTE 14 – SUBSEQUENT EVENTS

On February 22, 2013 the Company entered into a promissory note in the principal amount of $200,000 with Jane Hsiao, the Company’s Chairman of the Board (the “Hsiao Note”). The interest payable by the Company on the Hsiao Note is 10% per annum, payable on the maturity date of June 30, 2013 (the “Maturity Date”). The Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

2013 Private Placement of Common Stock. On March 22, 2013, the Company entered into a stock purchase agreement (the “2013 Stock Purchase Agreement”) with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors agreed to purchase an aggregate of approximately 12,100,000 shares of common stock at a price of $0.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of PIPE Warrants to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Among the Investors purchasing Shares were Frost Gamma, Dr. Jane Hsiao, the Company’s Chairman of the Board and Jeffrey Spragens, the Company’s President and Chief Executive Officer. Frost Gamma purchased 2.0 million shares and received 1.0 million warrants and Dr. Hsiao purchased 4.0 million shares received 2.0 million warrants and Mr. Spragens purchased 400,000 shares received 200,000 warrants. The Company issued the 2013 PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

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

For the period ended December 31, 2012, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012.

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

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant, as amended, filed as Annex A to our Definitive Information Statement on Schedule 14C filed with the SEC on December 7, 2007 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of SafeStitch Medical, Inc., filed as Exhibit 3.2 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

3.3	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

4.1	Specimen Certificate for Common Stock of Registrant, filed as Exhibit 4.1 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

4.2	Form of Common Stock Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

4.3	Specimen Certificate for Series A Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.2	Note and Security Agreement, dated as of September 4, 2007, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein.

10.3	Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC, filed as Exhibit 10.5 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein.

10.7	Form of Subscription Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated by reference herein.

10.8	First Amendment to Note and Security Agreement, dated March 25, 2009, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 27, 2009 and incorporated by reference herein.

10.9	Form of Current Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

10.10	Form of Future Securities Purchase Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein.

Exhibits:

10.11	Form of Subscription Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008 and incorporated by reference herein.

10.12+	Form of Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.13+	Form of Non-Employee Stock Option Agreement pursuant to the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, filed as Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.14	Second Amendment to Note and Security Agreement, dated March 29, 2010, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

10.15	Stock Purchase Agreement, dated as of June 15, 2010, by and between SafeStitch Medical, Inc. and the purchasers party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2010 and incorporated by reference herein.

10.16	Confidential General Release of All Claims, dated November 24, 2010, by and between Stewart Davis and SafeStitch Medical, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2010 and incorporated by reference herein.

10.17	Consulting Agreement, dated November 24, 2010 and effective November 12, 2010, by and between Stewart Davis and SafeStitch Medical, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 1, 2010 and incorporated by reference herein.

10.18	Confidential General Release of All Claims, dated January 14, 2011, by and between Adam Jackson and SafeStitch Medical, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2011 and incorporated by reference herein.

10.19	Consulting Agreement, effective January 10, 2011, by and between Adam Jackson and SafeStitch Medical, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 14, 2011 and incorporated by reference herein.

10.20	Third Amendment to Note and Security Agreement, dated March 28, 2011, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 30, 2011 and incorporated by reference herein.

Exhibits:

10.21	Fourth Amendment to Note and Security Agreement, dated August 10, 2011, by and among the Company, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011.

10.22	Form of Stock Purchase Agreement dated February 17, 2012, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2012 and incorporated by reference herein.

10.23	SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, as amended, filed as Annex A to our Definitive information Statement on schedule 14A, filed with the SEC on April 30, 2012 and incorporated by reference herein.

10.24	Amendment to SafeStitch Medical, Inc. 2007 Incentive Compensation Plan, as amended, filed as Annex B to our Definitive information Statement on schedule 14C, filed with the SEC on April 30, 2012 and incorporated by reference herein.

10.25	Promissory Note of SafeStitch Medical, Inc. in favor of Hsu Gamma Investments, L.P, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 27, 2012 and incorporated by reference herein.

10.26	Promissory Note of SafeStitch Medical, Inc. in favor of Frost Gamma Investments Trust, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013 and incorporated by reference herein.

10.27	Promissory Note of SafeStitch Medical, Inc. in favor of Jane Hsiao filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013 and incorporated by reference herein.

10.28	Form of Stock Purchase Agreement and Common Stock Warrant dated March 22, 2013, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2013 and incorporated by reference herein.

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2010 and incorporated by reference herein.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.
+	Compensation Plan or Arrangement or Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: April 1, 2013	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey G. Spragens	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2013
Jeffrey G. Spragens

/s/ Jane H. Hsiao, Ph.D.	Chairman of the Board of Directors	April 1, 2013
Jane H. Hsiao, Ph.D.

/s/ Dr. Charles J. Filipi	Chief Medical Officer and Director	April 1, 2013
Dr. Charles J. Filipi

/s/ Dr. Chao C. Chen	Director	April 1, 2013
Dr. Chao C. Chen

/s/ Steven D. Rubin	Director	April 1, 2013
Steven D. Rubin

/s/ Richard C. Pfenniger, Jr.	Director	April 1, 2013
Richard C. Pfenniger, Jr.

/s/ Kevin T. Wayne	Director	April 1, 2013
Kevin T. Wayne

/s/ James J. Martin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013
James J. Martin