Form 10-Q
period 2013-03-31
SafeStitch Medical, Inc.
filed 2013-05-15
CIK 876378

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 0-19437

SAFESTITCH MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2962080

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

61,699,276 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 10, 2013.

SAFESTITCH MEDICAL, INC.

(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended March 31, 2013 and 2012, and for the period from September 15, 2005 (inception) to March 31, 2013	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through March 31, 2013 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012, and for the period from September 15, 2005 (inception) to March 31, 2013	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	(REMOVED AND RESERVED)	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

	SIGNATURES	20

SafeStitch Medical, Inc.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in 000s, except per share data)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,834	$275
Accounts Receivable – trade	9	12
Other receivable – related-party	62	59
Prepaid expenses	106	140
Inventory	1,594	1,600
Total Current Assets	3,605	2,086
FIXED ASSETS
Property and equipment, net	297	332
OTHER ASSETS
Security deposits	2	2
Total Other Assets	2	2
TOTAL ASSETS	$3,904	$2,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities - vendors	$1,039	$1,224
Accounts payable and accrued liabilities – related party	96	$39
Stockholders loans, including accrued interest - current	–	$912
Total Current Liabilities	1,135	2,175
Commitments and contingencies (Note 8)	–	–
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value per share, 225,000,000 shares authorized,
61,699,276 and 49,603,276 shares issued and outstanding, respectively.	62	50
Additional paid-in capital	32,785	29,708
Deficit accumulated during the development stage	(30,078)	(29,513)
Total Stockholders’ Equity	2,769	245
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,904	$2,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SafeStitch Medical, Inc.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in 000s, except per share data)

	Three Months Ended March 31,		September 15, 2005 (Inception) to March 31,
	2013	2012	2013

Revenues	$11	$–	$46
Cost of sales	4	–	386
Gross margin	7	–	(340)

Costs and expenses
Research and development	148	1,177	16,002

Selling, general and administrative	401	915	12,788

Total costs and expenses	549	2,092	28,790
Loss from operations	(542)	(2,092)	(29,130)

Other income and expense
Other income	–	–	1,147
Interest income	–	–	79

Amortization of debt issuance expense	–	(2)	(1,984)

Interest expense	(23)	(43)	(190)

Total other income and expense	(23)	(45)	(948)

Loss before income tax	(565)	(2,137)	(30,078)

Provision for income tax	–	–	–

Net loss	$(565)	$(2,137)	$(30,078)
Comprehensive income (loss)	$0	$0	$0
Comprehensive loss	$(565)	$(2,137)	$(30,078)

Loss attributable to common stockholders and loss per common share:

Net loss	(565)	(2,137)	(30,078)
Deemed dividend - Series A Preferred Stock	–	–	(700)
Deemed dividend – Series A Preferred Conversion	–	–	(4,301)
Dividends - Series A Preferred Stock	–	–	(366)

Net loss attributable to common stockholders	(565)	(2,137)	$(35,445)

Weighted average shares outstanding, basic and diluted	50,813	37,829

Loss per share	$(0.01)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SafeStitch Medical, Inc.

(A Developmental Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH MARCH 31, 2013

($ in 000s, except per share data)

					Additional	Deficit Accumulated During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception – September 15, 2005	–	$–	–	$–	$–	$–	$–

Capital contributed	–	–	–	–	1	–	1
Net loss	–	–	–	–	–	(76)	(76)
Balance at December 31, 2005	–	$–	–	$–	$1	$(76)	$(75)

Capital contributed	–	–	11,256	11	1,493	–	1,504
Net loss	–	–	–	–	–	(1,060)	(1,060)
Balance at December 31, 2006	–	$–	11,256	$11	$1,494	$(1,136)	$369

Capital contributed	–	–	4,837	5	5,088	–	5,093
Net loss	–	–	–	–	–	(3,041)	(3,041)
Balance at December 31, 2007	–	$–	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering – May 2008 at $2.15 per share, net of offering costs	–	–	1,862	2	3,986	–	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	–	10	–	10
Stock-based compensation	–	–	–	–	239	–	239
Net loss	–	–	–	–	–	(5,185)	(5,185)
Balance at December 31, 2008	–	$–	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		–	1,962	–	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	–	–	–	–	200	–	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	–	–	–	–	(200)	–	(200)
Stock-based compensation	–	–	–	–	195	–	195
Net loss	–	–	–	–	–	(2,366)	(2,366)
Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share	2,000	20		–	1,978	–	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	–	–	–	–	500	–	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	–	–	–	–	(500)	–	(500)
Issuance of common shares in private offering - June 2010 at $1.00 per share, net of offering costs	–	–	4,978	5	4,969	–	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	–	–
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	–	–	697	1	(1)	–	–
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	–	–	–	–	4,301	–	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	–	–	–	–	(4,301)	–	(4,301)
Stock-based compensation	–	–	–	–	471	–	471
Net loss	–	–	–	–	–	(5,303)	(5,303)
Balance at December 31, 2010	–	$–	28,004	$28	$20,427	$(17,031)	$3,424
Stock-based compensation	–	–	–	–	335	–	335
Net loss	–	–	–	–	–	(5,758)	(5,758)
Balance at December 31, 2011	–	$–	28,004	$28	$20,762	$(22,789)	$(1,999)

Issuance of 20,794,000 shares of Common Stock at $0.40 per share for cash in February 2012	–	–	20,794	21	8,297	–	8,318
Issuance of 805,521 shares of Common Stock for Warrants as $0.25 per share for cash in October 2012	–	–	805	1	200	–	201
Stock-based compensation	–	–	–	–	448	–	448
Net loss	–	–	–	–	–	(6,724)	(6,724)
Balance at December 31, 2012	–	$–	49,603	$50	$29,708	$(29,513)	$245
Issuance of 12,096,000 shares of Common Stock at $0.25 per share for cash in March 2013	–	–	12,096	12	3,012	–	3,024
Stock-based compensation	–	–	–	–	65	–	65
Net loss	–	–	–	–	–	(565)	(565)
Balance at March 31, 2013	–	$–	61,699	$62	$32,785	$(30,078)	$2,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SafeStitch Medical, Inc.

(A Developmental Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000s)

	Three Months Ended March 31,		September 15, 2005 (Inception) to March 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(565)	$(2,137)	$(30,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	–	2	1,984
Stock-based compensation expense	65	111	1,818
Stock-based compensation expense related to Share Exchange	–	–	77
Depreciation and amortization	35	42	544
Loss from disposal of assets	–	–	20
Gain on sale of TruePosition investment	–	–	(903)
Inventory disposals	–	–	337
Changes in operating assets and liabilities
Inventory	6	(506)	(1,931)
Other current assets	34	50	(157)
Other assets	–	–	(2)
Accounts payable and accrued liabilities	(128)	329	851
Accrued Interest	(12)	(48)	–
NET CASH USED IN OPERATING ACTIVITIES	(565)	(2,157)	(27,440)

INVESTING ACTIVITIES
Purchase of equipment	–	(5)	(861)
Proceeds from sale of True Position investment	–	–	903
Payment received under Rule 16b	–	–	4
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	–	(5)	46

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	–	–	3,192
Issuance of Common Stock, net of offering costs	3,024	8,318	20,305
Issuance of Preferred Stock, net of offering costs	–	–	3,980
Capital contributions	–	–	1,431
Proceeds from notes payable	–	–	141
Repayment of notes payable	–	–	(141)
Proceeds from stockholders loans	200	500	6,935
Repayment of stockholders loans	(1,100)	(2,975)	(6,851)
Exercise of warrants	–	–	201
Exercise of options	–	–	35
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,124	5,843	29,228
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,559	3,681	1,834
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	275	298	–
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,834	$3,979	$1,834
Supplemental disclosures:
Cash paid for interest	$35	$91	$191
Non cash activities:

Non-cash dividend upon issuance & conversion of Preferred	$–	$–	$5,001
Stock dividends	$–	$–	$366
Stockholder loans contributed to capital	$–	$–	$84
Warrants issued in connection with credit facility	$–	$–	$1,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH Medical, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring amounts) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 and cash flows for the three months ended March 31, 2013, are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

Certain prior year amounts in the condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on our results of operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from September 15, 2005 (inception) through March 31, 2013, the Company has accumulated a deficit of $30.0 million and has not generated positive cash flows from operations.

On March 22, 2013, the Company sold approximately 12,100,000 shares of our common stock (the "2013 PIPE Shares") in a private placement at a price of $0.25 per share, with net proceeds to the Company of approximately $3.0 million (Note 6). Included in this private placement was the issuance of warrants (the “PIPE Warrants”) to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Approximately 50% of the shares and warrants offered were purchased by our officers, directors and significant shareholders. The capital raised will be primarily used for the expansion of our Gastroplasty Device study in Hungary scheduled for 2013, continued development of the Gastroplasty Device and sales and marketing efforts for the AMID™ Hernia Fixation Device (the “AMID HFD”). Approximately $1.1 million of the proceeds was used to pay off amounts outstanding under the Credit Facility and promissory notes. Based upon the Company’s current cash position and by monitoring our discretionary expenditures, we anticipate that the Company will likely be able to fund operations through the end of this year. We based this belief on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. Beyond this year, the Company will need to raise additional funds in order to continue its operations.

SAFESTITCH Medical, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, one of the largest beneficial holders of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provides $4.0 million in total available borrowings, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens (see Note 5). We believe it is probable that the Credit Facility will not be extended beyond its June 30, 2013 maturity date and additional funding will be required to continue operations. We intend to seek external financing for our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company currently does not have any commitments for future external funding. Almost all of the Company’s equity and financing to date has been provided from the Company’s principal existing stockholders and there is no assurance that the Company’s stockholders will continue to provide the necessary financing for us to continue our operations or that any additional equity or debt financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available when needed, the Company may be required to delay, further reduce the scope of or eliminate our research and development programs, including the development of the Gastroplasty Device, all of which may not significantly extend the period of time that the Company will be able to continue operations without raising additional funding.

It is uncertain as to the length of time the Company can sustain continued operations without the availability of additional funds and with the probability that the Credit Facility will not be extended. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventories. Inventories are stated at lower of cost or market using the weighted average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts. The Company had approximately 5,775 AMID HFD units in inventory at March 31, 2013.

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

The Company’s revenue was a result of AMID HFD product sales. There were 36 units sold for the three months ended March 31, 2013 and there were no units available for sale during the three months ended March 31, 2012. In addition, there were 18 AMID HFD units used for demonstration purposes during the year ended March 31, 2013 and no units were available for demonstration purposes during the year ended March 31, 2012.

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative (“SG&A”) costs and expenses for all periods presented, and totaled $520 and $38,000, respectively, for the three months ended March 31, 2013 and 2012.

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

Fair value of financial instruments. Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels, as described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Long-lived assets. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value, or carrying amount for cost basis assets, of the asset.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2013	December 31, 2012
Machinery and equipment	5 years	$682,000	$682,000
Furniture, fixtures and leasehold improvements	3-5 years	88,000	88,000
Software	3-5 years	57,000	57,000
		827,000	827,000
Accumulated depreciation and amortization		(530,000)	(495,000)
Property and equipment, net		$297,000	$332,000

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative costs and expenses. Depreciation and amortization expense was $35,000 and $42,000, respectively for the three months ended March 31, 2013 and 2012.

NOTE 4 – STOCK-BASED COMPENSATION

On November 13, 2007, the Board of Directors and a majority of the Company’s stockholders approved the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”), which was amended on June 19, 2012 to increase the number of shares of Common Stock available for issuance to 5,000,000. Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors up to an aggregate of 5,000,000 shares of Common Stock, which are fully reserved for future issuance. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant and, within any 12 month period, no person may receive stock options or stock appreciation rights exceeding one million shares. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

The Company did not grant any stock options under the 2007 Plan during the three months ended March 31, 2013 and granted 813,500 stock options during the three months ended March 31, 2012. The options granted during 2012 were issued at an exercise price ranging from $0.65 to $0.85 per share and had an estimated aggregate grant date fair value of $441,000. The weighted average grant date fair value of the options granted during the three months ended March 31, 2012 was $0.54 per share.

Total stock-based compensation recorded for the three months ended March 31, 2013 and 2012 was $65,000 and $111,000, respectively, and is included in general and administrative costs and expenses. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the three months ended March 31, 2012 was estimated using the following assumptions.

SAFESTITCH Medical, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2012
Expected volatility	85.41% - 111.36%
Expected dividend yield	0.00%
Risk-free interest ratey	1.02% – 1.98%
Expected life	5.5 – 10.0 years
Forfeiture rate	0% - 2%

The following summarizes the Company’s stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,079,000	$1.03	6.77
Granted	–	–
Exercised	–	–
Canceled or expired	(140,500)	$1.25
Outstanding at March 31, 2013	1,938,500	$1.01	6.49	$–
Exercisable at March 31, 2013	1,561,375	$1.05	6.14	$
Vested and expected to vest at March 31, 2013	1,930,975	$1.02	6.44	$–

At March 31, 2013, there was $156,513 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.78 years.

No options were exercised during the three months ended March 31, 2013 and 2012.

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

SAFESTITCH Medical, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $0 and $2,000, respectively, for the three months ended March 31, 2013 and 2012. In October 2012, The Frost Group and Mr. Spragens exercised the warrants for the purchase of 805,521 shares of Common Stock at an exercise price of $0.25 per share with net proceeds to the Company of $201,000.

The Company had a principal balance outstanding of $300,000 under the Credit Facility in March 2013 during which period the Credit Facility was paid off in its entirety, plus approximately $15,000 in accrued interest, using the proceeds of the 2013 Private Placement of Common Stock described below in Note 6. There were no amounts due or outstanding under the Credit Facility as of March 31, 2013.

On November 20, 2012, the Company entered into a Promissory Note in the principal amount of $300,000 with Hsu Gamma Investments, L.P. ("Hsu Gamma"), an entity controlled by the Company’s Chairman of the Board, Jane H. Hsiao, (the "Hsu Gamma Note"). The interest rate payable by the Company on the Hsu Gamma Note is 10% per annum, payable on the maturity date of June 30, 2013. The Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty. In March 2013, the Hsu Gamma Note was paid off in its entirety, plus approximately $10,000 in accrued interest, using the proceeds of the 2013 Private Placement of Common Stock described below in Note 6.

On December 26, 2012, the Company entered into a Promissory Note in the principal amount of $300,000 with Frost Gamma, an entity controlled by one of the Company’s largest beneficial holders of common stock, Dr. Phillip Frost (the "Frost Gamma Note"). The interest rate payable by the Company on the Frost Gamma Note is 10% per annum, payable on the maturity date of June 30, 2013. The Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty. In March 2013, the Frost Gamma Note was paid off in its entirety, plus approximately $8,000 in accrued interest, using the proceeds of the 2013 Private Placement of Common Stock described below in Note 6.

On February 22, 2013 the Company entered into a promissory note in the principal amount of $200,000 with Jane Hsiao, the Company’s Chairman of the Board (the “Hsiao Note”). The interest payable by the Company on the Hsiao Note is 10% per annum, payable on the maturity date of June 30, 2013 (the “Maturity Date”). The Hsiao Note may be prepaid in advance of the Maturity Date without penalty. In March 2013, the Hsiao Note was paid off in its entirety, plus approximately $2,000 in accrued interest, using the proceeds of the 2013 Private Placement of Common Stock described below in Note 6.

NOTE 6 – CAPITAL TRANSACTIONS

2013 Private Placement of Common Stock. On March 22, 2013, the Company entered into a stock purchase agreement (the “2013 Stock Purchase Agreement”) with approximately 17 investors (the "2013 PIPE Investors") pursuant to which the 2013 PIPE Investors agreed to purchase an aggregate of approximately 12,100,000 shares of common stock at a price of $0.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of PIPE Warrants to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Among the Investors purchasing Shares were Frost Gamma, Dr. Jane Hsiao, the Company's Chairman of the Board and Jeffrey Spragens, the Company’s President and Chief Executive Officer. Frost Gamma purchased 2.0 million shares and received 1.0 million warrants, Dr. Hsiao purchased 4.0 million shares and received 2.0 million warrants and Mr. Spragens purchased 400,000 shares and received 200,000 warrants. The Company issued the 2013 PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

2012 Private Placement of Common Stock. On February 17, 2012, the Company entered into a stock purchase agreement (the “2012 Stock Purchase Agreement”) with 35 investors (the "2012 PIPE Investors") pursuant to which the 2012 PIPE Investors agreed to purchase an aggregate of 20,794,000 shares of Common Stock (the "2012 PIPE Shares") at a price of $0.40 per share for aggregate consideration of $8.3 million. Among the Investors purchasing Shares were Frost Gamma, Dr. Jane Hsiao, the Company's Chairman of the Board, Jeffrey Spragens, the Company’s President and Chief Executive Officer and Richard Pfenniger, a member of the Company’s Board of Directors. Frost Gamma and Dr. Hsiao each purchased 4,500,000 shares, Mr. Spragens purchased 250,000 shares, and Mr. Pfenniger purchased 125,000 shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

SAFESTITCH Medical, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2010 Private Placement of Common Stock. On June 15, 2010, the Company entered into a stock purchase agreement (the “2010 Stock Purchase Agreement”) with 20 investors (the "2010 PIPE Investors") pursuant to which the 2010 PIPE Investors agreed to purchase an aggregate of 4,978,000 shares of Common Stock (the "2010 PIPE Shares") at a price of $1.00 per share for aggregate consideration of $4,978,000. Among the 2010 PIPE Investors who purchased a portion of the PIPE Shares were Hsu Gamma and Frost Gamma. Hsu Gamma and Frost Gamma each purchased 1,300,000 PIPE Shares. The Company issued the PIPE Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

NOTE 7 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended March 31, 2013 and 2012, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31, 2013	March 31, 2012
Stock options	1,938,500	2,353,000
Stock warrants	6,050,000	805,521
Total	7,988,500	3,158,521

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company was obligated under various operating lease agreements for office space that expired in 2012. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $51,000 and $60,000 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, the Company was no longer obligated under any non-cancellable operating leases.

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID HFD, for a period of ten years from the first commercial sale of such product. Royalties were incurred in the amount of $400 during the three months ended March 31, 2013 and no royalties were incurred during the three months ended March 31, 2012.

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

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. For the three months ended March 31, 2013 and 2012, the Company paid Creighton $3,000 and $12,000, respectively, in satisfaction of the 20% facility reimbursement obligation.

Pursuant to the Creighton Agreement, the Company is entitled to exercise its own business judgment and sole and absolute discretion over the marketing, sale, distribution, promotion and other commercial exploitation of any licensed products, provided that, if the Company has not commercially exploited or commenced development of a licensed patent and its associated know-how by the seventh anniversary of the later of the date of the Creighton Agreement or the date such technology is disclosed to and accepted by the Company, then the licensed patent and associated know-how shall revert back to the university, with no rights retained by the Company, and the university will have the right to seek a third party with whom to commercialize such patent and associated know-how, unless the Company purchases one or more one-year extensions. The Company is in accordance with these provisions.

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

The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in selling, general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of March 31, 2013 or December 31, 2012.

The tax years 2009-2012 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As more fully described in Note 5, the Company entered into a $4.0 million Credit Facility with both Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group.

SAFESTITCH Medical, INC.

(A Developmental Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in August 2011 to include additional office space in the same building, and current rental payments under the lease are approximately $17,000 per month. The Company recorded $51,000 and $57,000 of rent expense related to the Miami lease for the three months ended March 31, 2013 and 2012, respectively.

Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company that dissolved in December 2011, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded medical device company, and TigerMedia, Inc. (“TigerMedia) (formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of TigerMedia and as the Chief Legal Officer of each of NIMS and Tiger X. The Company has recorded reductions to SG&A costs and expenses for the three months ended March 31, 2013 and 2012 of $7,000 and $8,000, respectively, to account for the sharing of accounting costs under this arrangement. The Company has recorded $43,000 and $43,000 of reductions to SG&A costs and expenses for the three months ended March 31, 2013 and 2012, respectively, to account for the sharing of legal costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X and TigerMedia were approximately $62,000 and $25,000 as of March 31, 2013 and December 31, 2012, respectively and are included in other receivable—related party.

NOTE 12 – EMPLOYEE BENEFIT PLANS

  Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $5,000 and $11,000 for the three months ended March 31, 2013 and 2012, respectively.

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

We have utilized our expertise in intraperitoneal surgery to test certain of our devices in in vivo and ex vivo animal trials and ex vivo human trials, and with certain products, in limited in vivo human trials. Certain of our products did not or may not require clinical trials, including our AMID HFD, SMART DilatorTM, and standard and airway bite blocks. Where required, we intend to, efficiently and safely move into clinical trials for certain other devices, including those utilized in surgery for the treatment of obesity, GERD and for the treatment and diagnosis of Barrett’s Esophagus.

Products and Product Candidates

In November 2009, we received FDA clearance to market the AMID HFD in the U.S. as a Class II device, and, in February 2010, we received CE Mark clearance to market the stapler in the European Union and other countries requiring CE clearance. After we commenced production of the AMID HFD in 2010, we voluntarily suspended sales in order to implement several design improvements and a more robust and reliable commercial manufacturing process. As a result of these design improvements, we submitted a “Special 510(k)” to FDA that was cleared in February 2012, and allows us to manufacture the AMID HFD in the United States. Additionally, we will supplement our Technical File prior to marketing the AMID HFD in the European Union.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including stock based compensation, revenue recognition, inventory, property and equipment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results may differ from these estimates.

Results of Operations

We incurred losses of $565,000 and $2,137,000 for the three months ended March 31, 2013 and 2012, respectively, and we had an accumulated deficit of $30.0 million at March 31, 2013. Since we do not currently generate significant revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three Months ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Research and development (“R&D”) expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our products and product candidates. R&D costs and expenses were $0.1 million for the three months ended March 31, 2013 as compared to $1.2 million for the same period in 2012. This $1.1 million decrease resulted primarily from the reduction of R&D staff and decreased expenditures for hardware, consulting and contract engineering services as a result of product commercialization of the AMID HFD.

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, market development and other related costs, including stock based compensation. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, costs associated with attending medical conferences, legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, accounting services, consulting fees and travel expenses. SG&A cost and expenses were $0.4 million for the three months ended March 31, 2013 as compared to $0.9 million for the three months ended March 31, 2012. This $0.5 million decrease is primarily related to decreased payroll costs from the reduction of quality and regulatory personnel, sales and marketing personnel, marketing materials, trade shows, consulting arrangements, facilities expansion, stock based compensation expense and other costs associated with our production and commercialization of the AMID HFD.

Liquidity and Capital Resources

As a result of our significant R&D costs and the lack of any significant product sales revenue, we have generated operating losses since inception and we expect to continue to incur losses from operations for the foreseeable future. Sales of the AMID HFD have been slower than anticipated since our commercial launch during the second quarter of 2012. We have taken several steps to preserve cash, including eliminating staff and focusing efforts on development of our Gastroplasty Device.

On March 22, 2013, we sold approximately 12,100,000 shares of our common stock (the "2013 PIPE Shares") in a private placement at a price of $0.25 per share, with net proceeds to the Company of approximately $3.0 million (Note 6). Included in this private placement was the issuance of warrants (the “PIPE Warrants”) to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Approximately 50% of the shares and warrants offered were purchased by our officers, directors and significant shareholders. The capital raised will be primarily used for the expansion of our Gastroplasty Device study in Hungary scheduled for 2013, continued development of the Gastroplasty Device and sales and marketing efforts for the AMID HFD. Approximately $1.1 million of the proceeds was used to pay the $300,000 outstanding under the Credit Facility and the $800,000 outstanding under certain promissory notes, which each had a maturity date of June 30, 2013. As of March 31, 2013, we had remaining cash of $1.8 million and no indebtedness upon the Credit Facility or any promissory notes. Based upon our current cash position and by monitoring our discretionary expenditures, we anticipate that we will likely be able to fund operations through the end of this year. We based this belief on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. Beyond this year, the Company will need to raise additional funds in order to continue its operations.

We believe it is probable that the Credit Facility will not be extended beyond its June 30, 2013 maturity date and we intend to seek external financing for our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. Almost all of our equity and financing to date has been provided from our principal existing stockholders and there is no assurance that our stockholders will continue to provide the necessary financing for us to continue our operations or that any additional equity or debt financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available when needed, we may be required to delay, further reduce the scope of or eliminate our research and development programs, including the development of our Gastroplasty Device, all of which may not significantly extend the period of time that we will be able to continue operations without additional funding. It is uncertain as to the length of time the Company can sustain continued operations without the availability of additional funds and with the probability that the Credit Facility will not be extended. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFESTITCH MEDICAL, INC.

Date: May 15, 2013	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer

