Form 10-Q
period 2013-06-30
SafeStitch Medical, Inc.
filed 2013-08-14
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2013

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
Yes ☐  No ☒

61,699,276 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of August 9, 2013.

SAFESTITCH MEDICAL, INC.
(A Developmental Stage Company)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months ended June 30, 2013 and 2012, and for the period from September 15, 2005 (inception) to June 30, 2013	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 15, 2005 (inception) through June 30, 2013 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012, and for the period from September 15, 2005 (inception) to June 30, 2013	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A .	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	MINE SAFETY DISCLOSURE	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	20

	SIGNATURES	21

SafeStitch Medical, Inc.
(A Developmental Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in 000s, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,026	$275
Accounts Receivable – trade	5	12
Other receivable – related-party	63	59
Prepaid expenses	72	140
Inventories	1,482	1,600
Total Current Assets	2,648	2,086
FIXED ASSETS
Property and equipment, net	264	332
OTHER ASSETS
Security deposits	2	2
Total Other Assets	2	2
TOTAL ASSETS	$2,914	$2,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$615	$1,224
Accounts payable and accrued liabilities – related party	52	39
Stockholder loans, including accrued interest ( Note 5)	–	912
Total Current Liabilities	667	2,175
Commitments and contingencies (Note 8)	–	–
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value per share, 225,000,000 shares authorized, 61,699,276 and 49,603,276 shares issued and outstanding	62	50
Additional paid-in capital	33,223	29,708
Deficit accumulated during the development stage	(31,038)	(29,513)
Total Stockholders’ Equity	2,247	245
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,914	$2,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SafeStitch Medical, Inc.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
($ in 000s, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		September 15, 2005 (Inception) to June 30,
	2013	2012	2013	2012	2013

Revenues	$6	$9	$17	$9	$52
Cost of sales	3	171	7	171	389
Gross margin	3	(162)	10	(162)	(337)

Operating costs and expenses
Research and development	372	769	520	1,947	16,374
Selling, general and administrative	591	1,068	992	1,981	13,379
Total operating costs and expenses	963	1,837	1,512	3,928	29,753

Operating loss	(960)	(1,999)	(1,502)	(4,090)	(30,090)

Other income and expense
Other income	–	–	–	–	1,147

Interest income, net	–	–	–	–	79

Amortization of deferred financing cost	–	(3)	–	(5)	(1,984)

Interest exp	–	–	(23)	(43)	(190)
Total other income and expense	–	(3)	(23)	(48)	(948)
Loss before provision for income tax	(960)	(2,002)	(1,525)	(4,138)	(31,038)
Provision for income tax	–	–	–	–	–
Net loss	$(960)	$(2,002)	$(1,525)	$(4,138)	$(31,038)
Comprehensive income (loss)	$0	$0	$0	$0	$0
Comprehensive loss	$(960)	$(2,002)	$(1,525)	$(4,138)	$(31,038)

Loss attributable to common stockholders and loss per common share:
Net loss	(960)	(2,002)	(1,525)	(4,138)	(31,038)
Deemed dividend - Series A Preferred Stock	–	–	–	–	(700)
Deemed dividend – Series A Preferred
Conversion	–	–	–	–	(4,301)
Dividends - Series A Preferred Stock	–	–	–	–	(366)

Net loss attributable to common stockholders	$(960)	$(2,002)	$(1,525)	$(4,138)	$(36,405)

Weighted average shares outstanding, basic and diluted	61,699	48,798	56,286	43,314

Net loss per basic and diluted share	$(0.02)	$(0.04)	$(0.03)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(A Developmental Stage Company)
   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD SEPTEMBER 15, 2005 (INCEPTION) THROUGH JUNE 30, 2013
($ in 000s, except per share data)

					Additional	Deficit Accumulated During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception – September 15, 2005	–	$–	–	$–	$–	$–	$–

Capital contributed	–	–	–	–	1	–	1
Net loss	–	–	–	–	–	(76)	(76)
Balance at December 31, 2005	–	$–	–	$–	$1	$(76)	$(75)

Capital contributed	–	–	11,256	11	1,493	–	1,504
Net loss	–	–	–	–	–	(1,060)	(1,060)
Balance at December 31, 2006	–	$–	11,256	$11	$1,494	$(1,136)	$369

Capital contributed	–	–	4,837	5	5,088	–	5,093
Net loss	–	–	–	–	–	(3,041)	(3,041)
Balance at December 31, 2007	–	$–	16,093	$16	$6,582	$(4,177)	$2,421

Issuance of common shares in private offering – May 2008 at $2.15 per share, net of offering costs	–	–	1,862	2	3,986	–	3,988
Issuance of common shares as repayment of stockholder note-December 30, 2008 at $1.22 per share			8	–	10	–	10
Stock-based compensation	–	–	–	–	239	–	239
Net loss	–	–	–	–	–	(5,185)	(5,185)
Balance at December 31, 2008	–	$–	17,963	$18	$10,817	$(9,362)	$1,473

Issuance of Series A Preferred Stock in July 2009 at $1.00 per share	2,000	20		–	1,962	–	1,982
Fair value of beneficial conversion feature of Series A Preferred Stock	–	–	–	–	200	–	200
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	–	–	–	–	(200)	–	(200)
Stock-based compensation	–	–	–	–	195	–	195
Net loss	–	–	–	–	–	(2,366)	(2,366)
Balance at December 31, 2009	2,000	$20	17,963	$18	$12,974	$(11,728)	$1,284

Issuance of Series A Preferred Stock in January 2010 at $1.00 per share	2,000	20		–	1,978	–	1,998
Fair value of beneficial conversion feature of Series A Preferred Stock	–	–	–	–	500	–	500
Deemed dividend to Series A Preferred Stockholders, charged to additional paid-in capital in the absence of retained earnings	–	–	–	–	(500)	–	(500)
Issuance of common shares in private offering - June 2010 at $1.00 per share, net of offering costs	–	–	4,978	5	4,969	–	4,974
Conversion of 4,000 shares of Series A Preferred Stock and accumulated dividends into 4,366 shares of Common Stock in September 2010	(4,000)	(40)	4,366	4	36	–	–
Issuance of 697 shares of Common Stock as Consideration Shares in September 2010	–	–	697	1	(1)	–	–
Intrinsic value of 5,063 aggregate shares of Common Stock issued on conversion of Series A Preferred Stock	–	–	–	–	4,301	–	4,301
Dividend paid to Series A Preferred Stockholders on conversion, charged to additional paid-in capital in the absence of retained earnings	–	–	–	–	(4,301)	–	(4,301)
Stock-based compensation	–	–	–	–	471	–	471
Net loss	–	–	–	–	–	(5,303)	(5,303)
Balance at December 31, 2010	–	$–	28,004	$28	$20,427	$(17,031)	$3,424
Stock-based compensation	–	–	–	–	335	–	335
Net loss	–	–	–	–	–	(5,758)	(5,758)
Balance at December 31, 2011	–	$–	28,004	$28	$20,762	$(22,789)	$(1,999)

Issuance of 20,794,000 shares of Common Stock at $0.40 per share for cash in February 2012	–	–	20,794	21	8,297	–	8,318
Issuance of 805,521 shares of Common Stock for Warrants as $0.25 per share for cash in October 2012	–	–	805	1	200	–	201
Stock-based compensation	–	–	–	–	448	–	448
Net loss	–	–	–	–	–	(6,274)	(6,724)
Balance at December 31, 2012	–	$–	49,603	$50	$29,708	$(29,513)	$245
Issuance of 12,096,000 shares of Common Stock at $0.25 per share for cash in March 2013	–	–	12,096	12	3,012	–	3,024
Stock-based compensation	–	–	–	–	503	–	503
Net loss	–	–	–	–	–	(1,525)	(1,525)
Balance at June 30, 2013 (unaudited)	–	$–	61,699	$62	$33,223	$(31,038)	$2,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SafeStitch Medical, Inc.
(A Developmental Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in 000s)

	Six Months Ended June 30,		September 15, 2005 (Inception) to June 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(1,525)	$(4,138)	$(31,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	–	5	1,984
Stock-based compensation expense	503	224	2,256
Stock-based compensation expense related to Share Exchange	–	–	77
Depreciation and amortization	68	84	577
Loss from disposal of assets	–	–	20
Inventory Adjustments	–	–	337
Gain on sale of TruePosition investment	–	–	(903)
Changes in operating assets and liabilities
Inventories	14	(1,646)	(1,923)
Accounts receivable	3	–	3
Other current assets	68	8	(120)
Other assets	–	–	(2)
Accounts payable and accrued liabilities	(492)	677	487
Accrued Interest	(12)	(48)	–
NET CASH USED IN OPERATING ACTIVITIES	(1,373)	(4,834)	(28,248)

INVESTING ACTIVITIES
Purchase of equipment	–	(6)	(861)
Proceeds from sale of True Position investment	–	–	903
Payment received under Rule 16b	–	–	4
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	–	(6)	46

FINANCING ACTIVITIES
Net cash provided in connection with the acquisition of SafeStitch LLC	–	–	3,192
Issuance of Common Stock, net of offering costs	3,024	8,318	20,305
Issuance of Preferred Stock, net of offering costs	–	–	3,980
Capital contributions	–	–	1,431
Proceeds from notes payable	–	–	141
Repayment of notes payable	–	–	(141)
Proceeds from stockholder loans	200	500	6,935
Repayment of stockholder loans	(1,100)	(2,975)	(6,851)
Exercise of warrants	–	–	201
Exercise of options	–	–	35
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,124	5,843	29,228

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	751	1,003	1,026

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	275	298	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,026	$1,301	$1,026

Supplemental disclosures:
Cash paid for interest	$35	$91	$191
Non cash activities:
Non-cash inventory and accounts payable adjustment	$104	$–	$104
Non-cash dividend upon issuance & conversion of Preferred	$–	$–	$5,001
Stock dividends	$–	$–	$366
Stockholder loans contributed to capital	$–	$–	$84
Warrants issued in connection with credit facility	$–	$–	$1,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of SafeStitch Medical, Inc. (“SafeStitch” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results and cash flows for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for future periods.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from September 15, 2005 (inception) through June 30, 2013, the Company has accumulated a deficit of $31.0 million and has not generated positive cash flows from operations.

On March 22, 2013, the Company sold approximately 12,100,000 shares of our common stock (the "2013 PIPE Shares") in a private placement at a price of $0.25 per share, with net proceeds to the Company of approximately $3.0 million (Note 6).  Included in this private placement was the issuance of warrants (the “PIPE Warrants”) to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Approximately 50% of the shares and warrants offered were purchased by our officers, directors and significant shareholders.  The capital raised will be primarily used for the expansion of our Gastroplasty Device study in Hungary, continued development of the Gastroplasty Device and sales and marketing efforts for the AMID® Hernia Fixation Device (the “AMID HFD”). Approximately $1.1 million of the proceeds was used to pay off amounts outstanding under the Credit Facility and promissory notes. Based upon the Company’s current cash position and by monitoring our discretionary expenditures, the Company will likely be able to fund operations through the end of this year.  We based this belief on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect.  Beyond this year, the Company will need to raise additional funds in order to continue its operations.

In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director.  The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, one of the largest beneficial holders of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director.  The Credit Facility provided $4.0 million in total available borrowings, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens (see Note 5).  The Credit Facility was not extended beyond its June 30, 2013 maturity date and additional funding will be required to continue operations.  We intend to seek external financing for our future cash needs through public or private equity offerings, debt financings, strategic alliance or corporate collaboration and licensing arrangements.  The Company currently does not have any commitments for future external funding.  Almost all of the Company’s equity and financing to date has been provided from the Company’s principal existing stockholders and there is no assurance that the Company’s stockholders will continue to provide the necessary financing for us to continue our operations or that any additional equity or debt financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available when needed, the Company may be required to delay, further reduce the scope of or eliminate our research and development programs, including the development of the Gastroplasty Device, all of which may not significantly extend the period of time that the Company will be able to continue operations without raising additional funding.

It is uncertain as to the length of time the Company can sustain continued operations without the availability of additional. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventories.  Inventories are stated at lower of cost or market using the weighted average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, obsolescence and future sales forecasts. The Company had approximately 5,707 AMID HFD units in inventory at June 30, 2013 and 5,800 units at December 31, 2012.

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

Revenue Recognition.  Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured. The Company’s revenue was a result of AMID HFD product sales. There were 26 and 62 AMID HFD units sold during the three and six months ended June 30, 2013 and there were 24 AMID HFD units sold for the three and six months ended June 30, 2012. In addition, there were 42 and 60 AMID HFD units used for demonstration purposes during the three and six months ended June 30, 2013 and 516 AMID HFD units were used for demonstration purposes during the three and six months ended June 30, 2012.

Advertising Costs.  The Company expenses all costs of advertising as incurred.  Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $0 and $520, respectively, for the three and six months ended June 30, 2013.  Advertising and promotional costs and expenses totaled $45,000 and $83,000, respectively, for the three and six months ended June 30, 2012.

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

Fair value of financial instruments.  Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels, as described below:

⋅	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
⋅	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
⋅	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2013	December 31, 2012
Machinery and equipment	5 years	$682,000	$682,000
Furniture, fixtures and leasehold improvements	3-5 years	88,000	88,000
Software	3-5 years	57,000	57,000
		827,000	827,000
Accumulated depreciation and amortization		(563,000)	(495,000)
Property and equipment, net		$264,000	$332,000

Depreciation of fixed assets utilized in research and development activities is included in research and development costs and expenses.  All other depreciation is included in selling, general and administrative costs and expenses.  Depreciation and amortization expense was $33,000 and $68,000, respectively for the three and six months ended June 30, 2013, and was $42,000 and $84,000, respectively for the three and six months ended June 30, 2012.

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

The Company granted 1,693,500 and 813,500 stock options under the 2007 Plan during the six months ended June 30, 2013 and 2012, respectively. The Company issued 123,500 stock options to consultants during the six months ended June 30, 2013 and 218,000 stock options that were issued to consultants during the six months ended June 30, 2012. The options granted during 2013 were issued at an exercise price of $0.45 per share and had an estimated aggregate grant date fair value of $668,000. The options granted during 2012 were issued at an exercise price ranging from $0.65 to $0.85 per share and had an estimated aggregate grant date fair value of $441,000. The weighted average grant date fair value of the options granted during the six months ended June 30, 2013 and 2012 was $0.40 per share and $0.54 per share, respectively.

Total stock-based compensation recorded for the three and six months ended June 30, 2013 was $437,000 and $503,000, respectively. Total stock-based compensation recorded for the three and six months ended June 30, 2012 was $113,000 and $224,000, respectively. All stock-based compensation is included in selling, general and administrative costs and expenses. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. Expected volatility is based on the historical volatility of the Common Stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of U.S. Treasury bonds on the grant date with a maturity equal to the expected term of the stock option. The expected life of stock option awards granted to employees and non-employee directors is based upon the “simplified” method for “plain vanilla” options described in SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected life of all other stock option awards is the contractual term of the option. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the six months ended June 30, 2013 and 2012 was estimated using the following assumptions.

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30, 2013	Six months ended June 30, 2012
Expected volatility	98% - 136%	85.41% - 111.36%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.92% – 1.71%	1.02% – 1.98%
Expected life	5.5 – 10.0 years	5.5 – 10.0 years
Forfeiture rate	0% - 2%	0% - 2%

The following summarizes the Company’s stock option activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,079,000	$1.03	6.77
Granted	1,693,500	$0.45	9.82
Exercised	–	–
Canceled or expired	(225,500)	$1.14
Outstanding at June 30, 2013	3,547,000	$0.75	7.94	$0
Exercisable at June 30, 2013	2,429,875	$0.82	7.37	$0
Vested and expected to vest at June 30, 2013	3,520,218	$0.75	7.90	$0

910,000 of the 1,693,500 options granted during the first six months of the Company’s 2013 fiscal year were vested as of June 30, 2013. At June 30, 2013, there was approximately $387,500 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.57 years.

No options were exercised during the three and six months ended June 30, 2013 and 2012.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

NOTE 5 – DEBT

Credit Facility. In connection with the acquisition of SafeStitch LLC, the Company entered into a Note and Security Agreement (the “Credit Facility”) with both The Frost Group and Jeffrey G. Spragens, the Company’s Chief Executive Officer and President and a director. The Frost Group is a Florida limited liability company whose members include Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, one of the largest beneficial holder of the issued and outstanding shares of Common Stock, Dr. Jane H. Hsiao, the Company’s Chairman of the Board, and Steven D. Rubin, a director. The Credit Facility provided $4.0 million in total available borrowings, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens. The Company granted a security interest in all collateral in order to secure prompt, full and complete payment of the amounts outstanding under the Credit Facility. The collateral included all assets of the Company, inclusive of intellectual property (patents, patent rights, trademarks, service marks, etc.). Outstanding borrowings under the Credit Facility accrue interest at a 10% annual rate. The Credit Facility had an initial term of 28 months, expiring in December 2009, and was amended on four occasions to extend the Maturity Date, which was to June 30, 2013. The Maturity Date was not extended beyond June 30, 2013 and the Credit Facility has expired. There were no amounts due or outstanding under the Credit Facility as of June 30, 2013. The Company had a principal balance outstanding of $300,000 under the Credit Facility in March 2013 during which period the Credit Facility was paid off in its entirety, plus approximately $15,000 in accrued interest, using the proceeds of the 2013 Private Placement of Common Stock described below in Note 6.

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Credit Facility, the Company granted warrants to purchase an aggregate of 805,521 shares of Common Stock to The Frost Group and Mr. Spragens. The fair value of the warrants was determined to be $1,985,000 on the grant date based on the Black-Scholes valuation model using the following assumptions: expected volatility of 82%, dividend yield of 0%, risk-free interest rate of 4.88% and expected life of 10 years. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the life of the Credit Facility. The Company recorded amortization expense related to these deferred financing costs of $0 for the three and six months ended June 30, 2013 and $3,000 and $5,000 for the three and six months ended June 30, 2012. In October 2012, The Frost Group and Mr. Spragens exercised the warrants for the purchase of 805,521 shares of Common Stock at an exercise price of $0.25 per share with net proceeds to the Company of $201,000.

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

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended June 30, 2013 and 2012, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30, 2013	June 30, 2012
Stock options	3,547,000	2,344,500
Stock warrants	6,050,000	805,521
Total	9,597,000	3,150,021

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases amounted to $53,000 and $104,000 for the three and six months ended June 30, 2013, respectively, and $73,000 and $133,000 for the three and six months ended June 30, 2012, respectively. At June 30, 2013, the Company was no longer obligated under any non-cancellable operating leases.

The Company is obligated to pay royalties to Creighton University (“Creighton”) on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 9). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 4% royalty to Dr. Amid on the sales of any product developed with Dr. Amid’s assistance, including the AMID HFD, for a period of ten years from the first commercial sale of such product. Royalties to Dr. Parviz Amid in the amount of $260 and $660 have been incurred during the three and six months ended June 30, 2013 and $400 had been incurred during the three and six months ended June 30, 2012.

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

Pursuant to the Creighton Agreement, the Company is obligated to pay Creighton, on a quarterly basis, a royalty of 1.5% of the revenue collected worldwide from the sale of any product licensed under the Creighton Agreement, less certain amounts including, without limitation, chargebacks, credits, taxes, duties and discounts or rebates. The Creighton Agreement does not provide for minimum royalties. Also pursuant to the Creighton Agreement, the Company agreed to invest, in the aggregate, at least $2.5 million over 36 months, beginning May 26, 2006, towards development of any licensed product. This $2.5 million investment obligation excluded the first $150,000 of costs related to the prosecution of patents, which the Company invested outside of the Creighton Agreement. The Company is further obligated to pay to Creighton an amount equal to 20% of certain of the Company’s research and development expenditures as reimbursement for the use of Creighton’s facilities. Failure to comply with the payment obligations above will result in all rights in the licensed patents and know-how reverting back to Creighton. As of December 31, 2007, the Company had satisfied the $2.5 million investment obligation described above. For the three and six months ended June 30, 2013, the Company paid Creighton $0 and $3,000, respectively and for the three and six months ended June 30, 2012 the Company paid $12,000 and $24,000, respectively, in satisfaction of the 20% facility reimbursement obligation.

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

The Company has recognized no adjustment for uncertain tax provisions. SafeStitch recognizes interest and penalties related to uncertain tax positions in selling, general and administrative costs and expenses; however no such provisions for accrued interest and penalties related to uncertain tax positions have been recorded as of June 30, 2013 or December 31, 2012.

The tax years 2009-2012 remain open to examination by the major tax jurisdictions in which the Company operates.

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As more fully described in Note 5, the Company entered into a $4.0 million Credit Facility with Jeffrey G. Spragens, the Company’s President, Chief Executive Officer and director, and The Frost Group.

The Company entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The non-cancelable lease, which commenced January 1, 2008, provides for a 4.5% annual rent increase over the life of the lease. The Miami office lease was amended in August 2011 to include additional office space in the same building, and current rental payments under the lease are approximately $16,000 per month. The Company recorded rent expense related to the Miami lease totaling approximately $48,000 and $99,000, respectively, for the three and six months ended June 30, 2013, and $69,000 and $126,000, respectively, for the three and six months ended June 30, 2012.

Dr. Hsiao, Dr. Frost and director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company that dissolved in December 2011, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded medical device company, and TigerMedia, Inc. (“TigerMedia) (formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of TigerMedia and as the Chief Legal Officer of each of NIMS and Tiger X. The Company has recorded reductions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $50,000 and $100,000, respectively, for the three and six months ended June 30, 2013, and $52,000 and $103,000, respectively, for the three and six months ended June 30, 2012. Aggregate accounts receivable from NIMS, Tiger X and TigerMedia were approximately $63,000 and $59,000 as of June 30, 2013 and December 31, 2012, respectively and are included in other receivable—related party.

SAFESTITCH Medical, INC.
(A Developmental Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – EMPLOYEE BENEFIT PLANS

  Effective May 1, 2008, the SafeStitch 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. The Company recorded 401(k) Plan matching expense of approximately $8,000 and $13,000, respectively, for the three and six months ended June 30, 2013 and $4,000 and $15,000, respectively, for the three and six months ended June 30, 2012.

NOTE 13 – SUBSEQUENT EVENT

On August 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tweety Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and TransEnterix, Inc., a Delaware corporation (“TransEnterix”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into TransEnterix with TransEnterix surviving the merger as the Company’s wholly owned subsidiary (the “Merger”).

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of TransEnterix’s capital stock issued and outstanding immediately preceding the Merger will be converted into the right to receive 1.1723 shares of Common Stock, other than those shares of TransEnterix’s common stock held by non-accredited investors, which shares will instead be converted into the right to receive an amount of cash per share equal to volume-weighted average price of a share of Common Stock on the OTCBB for the 60-trading day period ending one trading day prior to the date on which the Merger closes.  Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company will assume all of TransEnterix’s options and warrants issued and outstanding immediately prior to the Merger at the same exchange ratio and issue to the holders of such securities in exchange therefor options and warrants to acquire approximately 15,939,000 and 1,421,000 shares of Common Stock, respectively.  Following the Merger, TransEnterix’s current stockholders would hold approximately 65% of the Common Stock on a fully-diluted basis resulting in a reverse merger with TransEnterix being the accounting acquirer.

The Merger is conditioned upon approval by TransEnterix’s stockholders, consummation of the Private Placement (as defined below) and certain other customary closing conditions.  The Merger is expected to close during the third quarter of 2013.

In connection with the Merger Agreement, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain private investors (the “Investors”), pursuant to which the Investors have agreed to purchase an aggregate of 7,500,000 shares of a new series of the Company’s convertible preferred stock, par value $0.01 per share, to be designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”), each share of which would initially be convertible, subject to certain conditions, into ten shares of Common Stock (the “Conversion Shares” and, together with the Series B Preferred Stock, the “Private Placement Securities”), for a purchase price of $4.00 per share of Series B Preferred Stock payable in cash, cancellation of certain indebtedness of TransEnterix or a combination thereof (the “Private Placement”).  Pursuant to the Purchase Agreement, the Company may agree to issue and sell up to an additional 1,250,000 shares of Series B Preferred Stock within two weeks subsequent to the closing of the issuance and sale of the initial 7,500,000 shares.  Among the Investors are Frost Gamma Investments Trust, an entity controlled by Dr. Phillip Frost, one of the largest beneficial owners of the Company’s common stock, and Dr. Jane Hsiao, the Company’s current Chairman of the Board (collectively, the “Related-Party Investors”), each of whom would acquire shares of Series B Preferred Stock in the Private Placement pursuant to the same terms, and subject to the same conditions, as those applicable to all other Investors.

None of the shares of Common Stock issuable pursuant to the Merger, the warrants or options issuable pursuant to the Merger or the shares of Common Stock issuable upon exercise of such warrants and options (collectively, the “Merger Securities”) or the Private Placement Securities have been registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Company offered the Merger Securities and the Private Placement Securities in reliance upon the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  In connection with the Merger Agreement and the Private Placement, the Investors and certain of the Company’s and TransEnterix’s current stockholders have agreed to enter into lock-up and voting agreements (each a “Lock-up and Voting Agreement”), pursuant to which such persons will agree, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, “Covered Securities”) for a certain period following the date on which the Merger and the Private Placement are consummated (the “Closing Date”).  The Lock-up and Voting Agreement provides that such persons may sell, transfer or convey (i) up to 50% of their respective Covered Securities during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date and (ii) up to an aggregate of 75% of their respective Covered Securities during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date.  The restrictions on transfer contained in the Lock-up and Voting Agreement cease to apply to the Covered Securities following the second anniversary of the Closing Date.

Additionally, pursuant to the Lock-up and Voting Agreement, each person party thereto will agree, for the period commencing on the Closing Date and ending on the one-year anniversary of the Closing Date, to vote all of such person’s Covered Securities in favor of (i) amending the Company’s Amended and Restated  Certificate of Incorporation to change the legal name of the Company to “TransEnterix, Inc.”, (ii) effecting a reverse stock split of the Common Stock on terms approved by the Board and (iii) amending the Company’s 2007 Incentive Compensation Plan in order to increase the number of shares of Common Stock available for issuance thereunder.

Effectiveness of the Lock-up and Voting Agreements is conditioned upon consummation of the Merger and the Private Placement.

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

We have successfully tested our first investigational Gastroplasty Device in five patients in Hungary. At the 24 month follow-up in September 2012, we observed, through endoscopic visualization, that the operative site showed significant scar tissue as intended, with the scar forming a restrictive ring for weight loss or, in the case of GERD, a barrier to prevent acid from refluxing into the esophagus. We have expanded our in vivo human testing of this device in Hungary during 2013 and expect to continue to gather additional data. We are preparing obesity trial protocols for this device in preparation for submitting the final investigational device exemption (“IDE”) trial plans to the FDA for review.

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

Results of Operations

We incurred losses of $1.5 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively, and we had an accumulated deficit of $31.0 million at June 30, 2013. Since we do not currently generate significant revenue from any of our products, including those already cleared for commercial marketing by the FDA, we expect to continue to generate losses in connection with the commercial launch of such FDA-cleared products and the continual development of our other products and technologies. Our research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe our operating losses are likely to be substantial over the next several years.

Three and Six Months ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Sales were $6,000 and $17,000 for the three and six months ended June 30, 2013, as compared to $9,000 for the three and six months ended June 30, 2012. The $3,000 decrease over the three month period resulted from a decrease of advertising efforts and sales associates in the three months ended June 30, 2013. The $8,000 increase over the six month period is attributed to the fact that sales of the AMID HFD did not commence until the beginning of the six months ended June 30, 2013.

Costs of goods sold (“COGS”) were $3,000 and $7,000 for the three and six months ended June 30, 2013, as compared to $171,000 COGS for the three and six months ended June 30, 2012. The COGS for the three and six months ended June 30, 2012 included $166,000 for scrap materials and quality testing costs.

Research and development (“R&D”) expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our products and product candidates. R&D expenses were $372,000 and $520,000, respectively, for the three and six months ended June 30, 2013 as compared to $769,000 and $1.9 million, respectively, for the three and six months ended June 30, 2012. These $397,000 and $1.4 million respective decreases resulted primarily from the reduction of R&D staff and decreased expenditures for hardware, consulting and contract engineering services as a result of product commercialization of the AMID HFD.

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, market development and other related costs, including stock based compensation. Other SG&A costs and expenses include facility-related costs not otherwise included in R&D costs and expenses, costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, accounting services, consulting fees and travel expenses. SG&A expenses were $591,000 and $992,000, respectively, for the three and six months ended June 30, 2013, as compared $1.1 million and $2.0 million, respectively for the three and six months ended June 30, 2013. These $509,000 and $1.0 million respective decreases resulted primarily from decreased payroll costs from the reduction of quality and regulatory personnel, sales and marketing personnel, marketing materials, trade shows, consulting arrangements, facilities expansion expense and other costs associated with our production and commercialization of the AMID HFD.

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

As of June 30, 2013, we had remaining cash of $1.0 million and no indebtedness upon the Credit Facility or any promissory notes. Based upon our current cash position and by monitoring our discretionary expenditures, we will likely be able to fund operations through the end of this year.  We based this belief on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect.  Beyond this year, the Company will need to raise additional funds in order to continue its operations.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will require external financing for our future cash needs through public or private equity offerings, debt financings or strategic collaborations and licensing arrangements. We currently do not have any commitments for future external funding. Almost all of our equity and financing to date has been provided from our principal existing stockholders and there is no assurance that our stockholders will continue to provide the necessary financing for us to continue our operations or that any additional equity or debt financing will be available to the Company on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may be required to delay, further reduce the scope of or eliminate our research and development programs, including the development of our Gastroplasty Device, all of which may not significantly extend the period of time that we will be able to continue operations without additional funding.

To the extent we raise additional capital by issuing equity securities,  or in which equities are issued or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Additionally, if we were to enter into a strategic alliance or collaborative agreement in which equities are issued ownership dilution to existing stockholders will occur and future stockholders may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the United States and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

SAFESTITCH MEDICAL, INC.

Date: August 14, 2013	By:	/s/ Jeffrey G. Spragens
Jeffrey G. Spragens
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer