Form 10-K/A
period 2013-12-31
TRANSENTERIX INC.
filed 2014-03-14
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

TRANSENTERIX, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the Form 10-K/A) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on March 5, 2014 (the Original Filing). We are filing this Form 10-K/A to include the information required by Part III of Form 10-K that was not included in the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed.

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (SafeStitch) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its corporate name to TransEnterix, Inc. In this Form 10-K/A, when we refer to the registrant as a combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, we use the terms “TransEnterix,” the “Company,” “we,” “us,” and “ours”. When we refer to the historic business, operations and corporate status of the parent in the Merger we use the term “SafeStitch” and when we refer to the historic business, operations and corporate status of the subsidiary in the Merger, we use the term “TransEnterix Surgical.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to those set forth under the heading “Risk Factors” in the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers are elected by the Board of Directors (the Board), and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board. There are no family relationships among any of the directors and executive officers of the Company. Pursuant to the Agreement and Plan of Merger, dated as of August 13, 2013, by and among SafeStitch, Tweety Acquisition Corp. and TransEnterix Surgical, as amended (Merger Agreement), SafeStitch had the ability to appoint three members of our Board and TransEnterix Surgical had the ability to appoint six members of our Board. Such appointment rights did not continue beyond the initial rights as set forth in the Merger Agreement. In accordance with our amended and restated certificate of incorporation, as amended, incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified. No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company as of March 10, 2014:

	Age	Position	Director Since
Directors
Dennis J. Dougherty	66	Director	2013
Phillip Frost, M.D.	77	Director	2013
Jane H. Hsiao, Ph.D., MBA	66	Director	2005
Aftab R. Kherani, M.D.	40	Director	2013
Paul A. LaViolette	56	Director, Chairman of the Board	2013
David B. Milne	51	Director	2013
Richard C. Pfenniger, Jr.	58	Director	2005
Todd M. Pope	48	Chief Executive Officer, President, Director	2013
William N. Starling	60	Director	2013

Other Executive Officers
Richard M. Mueller	41	Chief Operating Officer
Joseph P. Slattery	49	Chief Financial Officer

Directors

The following information summarizes, for each of our directors, his or her principal occupations and other public company directorships for at least the last five years and information regarding the specific experiences, qualifications, attributes and skills of such director:

Dennis J. Dougherty. Mr. Dougherty founded and has been the Managing General Partner of Intersouth Partners since 1985. Mr. Dougherty holds primary responsibility for Intersouth’s life science portfolio, which includes companies in biopharmaceuticals, medical technology and agribusiness, working with companies from founding through public offering. Mr. Dougherty has served on the boards of directors of more than 40 companies, most of which were privately held. Mr. Dougherty is a founder of the North Carolina Council for Entrepreneurial Development and was a member of the Steering Committee for the Kauffman Fellows Program. He has served on the Board of Directors of the National

Venture Capital Association and is on the Board of Trustees of Oklahoma City University. Mr. Dougherty was also an office managing partner for Touche Ross and Co. (now Deloitte & Touche). He holds a B.S. in Business from Oklahoma City University and completed postgraduate studies in accounting and finance at Duke University. The Board believes that Mr. Dougherty’s deep experience in venture investment since his founding of Intersouth Partners, active work with biopharmaceuticals and medical technology companies, commitment to active participation with many entrepreneurial and start-up organizations, and his board service on many publicly held and privately owned companies position him to provide valuable insight and make substantial contributions to our Board.

Phillip Frost, M.D. Dr. Frost currently serves as the CEO and Chairman of OPKO Health, Inc. (OPKO), a specialty healthcare company. Dr. Frost was named the Chairman of the Board of Teva Pharmaceutical Industries, Limited (Teva), in March 2010 and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation (IVAX). Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987 until its acquisition by Teva. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc., an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of each of the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands, a developer and marketer of premium brand spirits, and a director of BioZone Pharmaceutical, Inc., a developer, manufacturer, and marketer of over-the-counter drugs. Dr. Frost previously served as a director for PROLOR Biotech, Inc. (Prolor), Continucare Corporation, Northrop Grumman Corp., Ideation Acquisition Corp., and Protalix Bio Therapeutics, Inc., and as Governor and Co-Vice-Chairman of the American Stock Exchange. Dr. Frost received his B.A. from the University of Pennsylvania and his M.D. from Albert Einstein College of Medicine. The Board believes that Dr. Frost’s qualifications, attributes and skills for service on our Board include his medical background, his pertinent experience in the pharmaceutical and healthcare companies, financial expertise, knowledge of the regulatory process for obtaining product clearances and approval, industry knowledge, managerial experience and public company board service.

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao served as Chairman of the Board from September 2007 until September 2013. Dr. Hsiao has served since May 2007 as Vice-Chairman and Chief Technical Officer of OPKO. Since October 2008, Dr. Hsiao has served as Chairman of the Board and, since February 2012, Interim CEO of medical device developer, Non-Invasive Monitoring Systems, Inc. (NIMS). Additionally, Dr. Hsiao serves as a director Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Dr. Hsiao previously served as the Vice Chairman-Technical Affairs and Chief Technical Officer of IVAX, from 1995 until IVAX was acquired in January 2006 by Teva. Dr. Hsiao also served as Chairman, CEO and President of IVX Animal Health, IVAX’s veterinary products subsidiary, from 1998 until 2006, and as IVAX’s Chief Regulatory Officer from 1992 to 1995. Dr. Hsiao previously served on the board of directors of Prolor, Ivax Diagnostics, Inc. and Sorrento Therapeutics, Inc., a development stage biopharmaceutical company. Dr. Hsiao received her B.S. from National Taiwan University and her Ph.D. from the University of Illinois, Chicago. Dr. Hsiao’s background in building and growing companies in the pharmaceutical and medical device industry, her strong technical expertise, as well as her senior management experience and extensive board service allow her to play an integral role as a member of our Board. Her broad experience in many biotechnology and life science companies gives her a keen understanding and appreciation of the many regulatory and developmental issues confronting medical device, pharmaceutical and biotechnology companies.

Aftab R. Kherani, M.D. Since September 2008, Dr. Kherani has served as a Principal of Aisling Capital. Previously, Dr. Kherani was an Engagement Manager at McKinsey & Company, where he was a member of the Pharmaceutical, Medical Product and Private Equity practices. Prior to McKinsey, Dr. Kherani was a Chief Resident in Surgery at Duke University Medical Center, where he completed his residency in general surgery. He completed a two-year post-doctoral research fellowship at Columbia University, College of Physicians & Surgeons from 2001 to 2003. Dr. Kherani currently serves as a board observer at T2 Biosystems, Inc., a privately-held company. Dr. Kherani received his M.D. from Duke, and his B.S. in Biology and A.B. in Economics from Duke. The Board believes that Dr. Kherani’s qualifications, skills and attributes including his experience as a general surgeon, coupled with his strong investment background and healthcare consulting experience, position him to provide unique insights and be a valuable contributor to our Board.

Paul A. LaViolette. Mr. LaViolette has served as Chairman of our Board since September 2013. Mr. LaViolette is Managing Partner and Chief Operating Officer at SV Life Sciences (SVLS), a medical device value fund. He joined SVLS in 2009 and has over 33 years of global medical technology management experience. Prior to joining SVLS, Mr. LaViolette was most recently Chief Operating Officer at Boston Scientific Corporation (BSC), an $8 billion medical device leader. During his 15 years at BSC, he served as COO, Group President, President-Cardiology and President-International. Mr. LaViolette integrated two dozen acquisitions and led extensive product development, operations and worldwide commercial organizations. Mr. LaViolette previously held marketing and general management positions at CR Bard, and various marketing roles at Kendall (Covidien). He currently serves on the boards of Baxano Surgical, Inc. and Thoratec Corporation, each of which are publicly held. Additionally, Mr. LaViolette serves on the boards of Cardiofocus, Inc., CardioKinetix, Inc., Coridea NC2, Inc., CSA Medical Inc., DC Devices Inc., Direct Flow Medical, Inc. and ValenTx, Inc., each of which are privately-held, as well as the Medical Device Manufacturers Association. Mr. LaViolette received his B.A. in Psychology from Fairfield University and his MBA from Boston College. Mr. LaViolette’s broad experience and many attributes qualify him to serve on our Board, and as the Chairman of our Board. Mr. LaViolette’s vast medical device operating experience makes him knowledgeable in the areas of product launches, new product development, clinical and regulatory affairs, plant management, quality systems, international sales and marketing, acquisitions and integrations and the analysis of investment opportunities.

David B. Milne. Mr. Milne is a Managing Partner at SVLS. He joined SVLS in 2005 and has 25 years of experience in the healthcare industry having worked at several leading public and private medical technology companies. From 1999 until joining SVLS in 2005, he held the position of Vice President of Corporate Business Development at BSC and was responsible for over 50 transactions totaling nearly $2 billion in acquisitions, equity investments and development partnerships. Mr. Milne currently sits on the board of AqueSys, Inc., Altura Medical, Inc., EBR Systems, Inc., Entellus Medical, Inc., ReShape Medical, Inc., and Spinal Kinetics, LLC. Previously Mr. Milne worked at Scimed Life Systems, Becton Dickinson and Parker Laboratories. He holds an MBA in Marketing/Finance from New York University and a BS in Biology from Rutgers University. The Board believes Mr. Milne brings his managerial, leadership and operational experience, particularly his acquisition, equity investment, licensing and collaboration experience to provide insights and substantial contributions to our Board.

Richard C. Pfenniger, Jr. Mr. Pfenniger served as the Interim CEO of IntegraMed America, Inc., a privately held company (IntegraMed), from January 2013 through June 2013. Previously, Mr. Pfenniger served as Chief Executive Officer and President of Continucare Corporation, a provider of physician services, from October 2003 until December 2011, and the Chairman of Continucare’s board of directors from September 2002 until December 2011. Additionally, Mr. Pfenniger served as CEO and Vice Chairman of Whitman Education Group, Inc., a post-secondary education provider, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger is a director of GP Strategies, Inc., a corporate education and training company, OPKO, and IntegraMed. Mr. Pfenniger received his B.S. from Florida Atlantic University and his J.D. from the University of Florida. As a result of Mr. Pfenniger’s multi-faceted experience as a chief executive officer, chief operating officer and general counsel, he is able to provide valuable business, leadership and management advice to the Board in many critical areas. In addition, Mr. Pfenniger’s knowledge of the healthcare business has given him insight into many aspects of our business. Mr. Pfenniger also brings financial expertise to the Board, including through his service as Chairman of our Audit Committee.

Todd M. Pope. Mr. Pope became our President and Chief Executive Officer on September 3, 2013 in connection with the consummation of the Merger. Prior to the Merger, he was the president and chief executive officer of TransEnterix Surgical from September 2008. Mr. Pope has spent more than 20 years working in key leadership positions within the medical device industry. Prior to joining TransEnterix Surgical, Mr. Pope served as worldwide president of Cordis, a multi-billion-dollar division within Johnson & Johnson’s medical device business. Mr. Pope previously held a number of leadership positions within Johnson & Johnson and BSC. Mr. Pope received his bachelor’s degree from University of North Carolina at Chapel Hill, and currently serves on the University’s Kenan-Flagler Board of Visitors, and Educational Foundation Executive Board. The Board believes that Mr. Pope’s more than 20 years’ leadership experience in the medical device industry, at both privately held and multi-national companies, and his knowledge of the industry, coupled with his deep understanding of our technologies, product candidates, market and history make him an essential contributor to our Board.

William N. Starling. William N. Starling is Managing Director of Synergy Life Science Partners, LP, a life science venture capital firm founded in 2006, and Chief Executive Officer and co-founder, in 2001, of Synecor, LLC, an incubator for new life science companies. As CEO of Synecor, Mr. Starling is a cofounder of BaroSense Inc., Bioerodible Vascular Solutions, Inc., InnerPulse, Inc., TransEnterix, Interventional Autonomics Corporation, NeuroTronik Limited, and Aegis Surgical, Limited. Mr. Starling currently serves as President and CEO of Aegis Surgical and Interventional Autonomics Corporation, and as a board member of EBR Systems, Inc. and iRhythm Technologies, all of which are privately-held. He began his career in the medical technology device industry at American Edwards Laboratories and subsequently was part of the founding management team and Director of Marketing for Advanced Cardiovascular Systems, Inc.; a cofounder, Vice President and board member of Ventritex, Inc.; and a cofounder and Chairman of the

Board of Directors and President/CEO of Cardiac Pathways Corporation. Mr. Starling received his BSBA degree from the University of North Carolina at Chapel Hill and his MBA degree from the University of Southern California. The Board believes that Mr. Starling’s experience in working with companies throughout their life cycle from start-up, through IPO to publicly traded, his extensive contributions to the medical device industry and his public company board experience make him a valuable contributor to our Board.

Executive Officers (Non-Board Members)

Richard M. Mueller. Mr. Mueller has served as our Chief Operating Officer since September 3, 2013. Prior to the Merger he served as the Chief Operating Officer of TransEnterix Surgical from January 2013, after serving as its Chief Technology Officer from January 2011 until his appointment as Chief Operating Officer. Mr. Mueller oversees the innovation, development and research of TransEnterix’s technologies for minimally invasive surgery. He also directs the realization of new technologies to market through the sourcing and manufacturing process. A biomechanical engineer, who received his B.S. from Case Western Reserve University, Mr. Mueller previously served, from January 2005 until January 2011, as vice president of research and development at NuVasive Inc., a publicly-traded spinal device company. Prior thereto, he was director of research and product development at Theken Spine, a start-up later acquired by Integra Life Sciences. Mr. Mueller has participated in more than 100 medical device launches and has extensive experience in the medical device industry.

Joseph P. Slattery. Mr. Slattery has served as our Executive Vice President and Chief Financial Officer since October 2013. Previously, Mr. Slattery served as Executive Vice President and Chief Financial Officer of Baxano Surgical, Inc., a minimally invasive spine company, from April 2010 until September 2013. Mr. Slattery served as a member of the Baxano Surgical board of directors from November 2007 until April 2010 and resigned in connection with his appointment as an officer. From October 2006 through August 2007, Mr. Slattery served as Chief Financial Officer and Senior Vice President of Finance and Information Systems of Digene Corporation, a molecular diagnostics company that was acquired by Qiagen, N.V. in August 2007. Prior to being appointed Chief Financial Officer, he served as Senior Vice President, Finance and Information Systems, beginning in September 2002. Previously, he served as Vice President, Finance, from July 1999 to September 2002 and as Controller from February 1996 to July 2000. Mr. Slattery served on the board of directors of Micromet, Inc., a publicly-held biopharmaceutical company, which was acquired by Amgen in March 2012, and currently serves on the board of directors of CVRx, Inc., a privately-held medical device company, and Exosome Diagnostics, a privately-held molecular diagnostics company. Mr. Slattery received a B.S. degree in Accountancy from Bentley University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the SEC), initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to year ended December 31, 2013, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s equity securities.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.transenterix.com. We intend to post amendments to, or waivers from a provision of, our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website.

Board Nominations by Security Holders

The Board will consider candidates recommended by our stockholders pursuant to written applications submitted to our Corporate Secretary, TransEnterix, Inc., 635 Davis Drive, Suite 300, Morrisville, North Carolina 27560.

There have been no changes to the procedures by which security holders may recommend nominees to our Board.

Communication with the Board

Interested parties who want to communicate with the independent or non-management directors as a group, with the Board as a whole, any Board committee or any individual Board members should address their communications to the Board, the Board members or the Board committee, as the case may be, and send them to c/o Corporate Secretary, TransEnterix, Inc., 635 Davis Drive, Suite 300, Morrisville, North Carolina 27560, or call the Corporate Secretary at (305) 575-4602. The Corporate Secretary will forward all such communications directly to such Board members. Any such communications may be made on an anonymous and confidential basis.

There have been no changes to the procedures by which interested parties may communicate with the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists the summary compensation of our named executive officers for the prior two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)		NonEquity Incentive Plan Compensation		Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd M. Pope President and Chief Executive Officer (3)	2013	$325,000	—	—	$401,694	(4)	$146,250	(5)	—	—	$872,944
	2012	$310,000	—	—	$186,516	(4)	$150,000	(5)	—	—	$646,516

Joseph P. Slattery, Executive Vice President, Chief Financial Officer (6)	2013	$69,103	$25,000	$1,430,000	—		—		—	—	$1,524,103

Richard M. Mueller, Chief Technology Officer and Chief Operating Officer	2013	$300,000	—	—	—		$100,000	(5)	—		$400,000
	2012	$285,000	—	—	$98,957	(7)	$90,000	(5)	—	—	$473,957

Jeffrey G. Spragens, former Chief Executive Officer and President (8)	2013	—	—	—	$59,925	(9)	—		—	—	$59,925
	2012	—	—	—	$53,431	(9)	—		—	—	$53,431

(1)	Represented grant of restricted stock units (RSUs) to Mr. Slattery upon his hiring. The RSU award vests in three equal installments on the first three anniversaries of the date of grant. If a change of control event (as defined in his RSU agreement) occurs and Mr. Slattery’s employment is terminated involuntarily within twelve months following the change in control, the vesting of his RSUs will accelerate.
(2)	The grant date fair values reported above for stock option awards to all named executive officers except Mr. Spragens were determined by taking into account the number of shares and exercise prices in respect of such stock option awards granted by TransEnterix Surgical, but do not give effect to the exchange ratio in the Merger. As a result of the Merger, the shares underlying the stock option awards are multiplied by the Merger exchange ratio of 1.1533 and the exercise prices of the stock option awards are divided by the exchange ratio, for purposes of calculating the number of shares of our common stock that each option award is now exercisable for and for calculating the corresponding exercise prices, respectively, following the Merger. Unless otherwise indicated, the number of shares underlying stock option awards and the exercise price for such stock options in this Form 10-K/A have been adjusted to reflect the exchange ratio of 1.1533. For all stock options, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited financial statements, included in the Original Filing.
(3)	Todd Pope became our President and Chief Executive Officer on September 3, 2013 in connection with the consummation of the Merger; prior thereto he was the president and chief executive officer of TransEnterix Surgical.
(4)	Mr. Pope was granted the following stock option awards in 2013 and 2012:

(a)	stock options to purchase 1,729,950 shares of our common stock granted on August 26, 2013 at an exercise price of $0.40 per share; one-fourth of the shares underlying this stock option award vest on the first anniversary of the Merger and 1/48th of the shares underlying the full award vest each month thereafter for 36 months; and

(b)	stock options to purchase 4,646,319 shares of our common stock granted on April 12, 2012 at an exercise price $0.07 per share; one-fourth of the shares underlying this stock option award vested on February 2, 2013, and 1/48th of the shares underlying the full award vest each month thereafter for 36 months.

The incremental fair value of stock options to purchase 658,457 shares granted to Mr. Pope on March 15, 2008, repriced as of June 21, 2012, and of stock options to purchase 864,974 shares granted to Mr. Pope on December 14, 2009, repriced as of June 21, 2012, were $4,702 and $17,590, respectively.

(5)	Represents bonuses paid under a TransEnterix Surgical incentive bonus plan. Mr. Pope and Mr. Mueller were eligible for awards under such plan during 2012 and 2013. The awards are based at target on a percent of base salary (50% for Mr. Pope and 40% for Mr. Mueller). Corporate performance goals were established by the Compensation Committee for each year and individual performance goals established for each of Mr. Pope and Mr. Mueller at the beginning of the plan year. For 2013, the corporate goals focused on successful consummation of a corporate finance transaction and achievement of product development milestones. The Compensation Committee reviews the self-evaluations by the applicable named executive officers at the end of each plan year, considers the CEO recommendations for all named executive officers other than the CEO, and determines the achievement of each performance goal in determining the actual bonus for each plan year. The bonus amounts for 2012 represent the bonus earned for and paid in 2012. In addition, during 2012, Mr. Pope was paid his 2011 incentive bonus of $116,250, and Mr. Mueller was paid his 2011 incentive bonus of $78,203. In the Current Report on Form 8-K filed on September 6, 2013, the amounts paid for both the 2011 and 2012 bonuses for Mr. Pope and Mr. Mueller were reported as bonus for 2012.
(6)	Mr. Slattery became our Executive Vice President and Chief Financial Officer on October 2, 2013.
(7)	Mr. Mueller was granted stock options on April 12, 2012 to purchase 2,465,126 shares of common stock at an exercise price of $0.07 per share; one-fourth of the shares underlying this award vested on February 2, 2013, and 1/48th of the shares underlying the full award vest each month thereafter for 36 months. The incremental fair value of stock options to purchase 532,602 shares granted to Mr. Mueller on February 9, 2011, repriced as of June 21, 2012, was $7,574.44.
(8)	Mr. Spragens was SafeStitch’s President and Chief Executive Officer until September 2, 2013. During 2012 and 2013, Mr. Spragens did not receive a salary for serving as SafeStitch’s President and Chief Executive Officer.
(9)	Mr. Spragens was granted stock options by SafeStitch in February 2012 and April 2013 to purchase 100,000 and 150,000 shares of common stock at an exercise price of $0.65 and $0.45 per share, respectively. Each stock option was to vest in four equal installments on the first four anniversaries of the date of grant. At the time of the Merger, the unvested stock options accelerated and the exercise period for Mr. Spragens’ vested stock options was extended for one year following the closing date of the Merger.

Agreements with Named Executive Officers

Todd M. Pope. In connection with the Merger, TransEnterix assumed the offer letter from TransEnterix Surgical to Todd Pope dated June 9, 2008, which constituted an employment agreement with Mr. Pope. The employment agreement provides Mr. Pope with a base salary of $25,000 per month. Mr. Pope is eligible for a cash bonus of up to 50% of his base salary each year if milestones mutually agreed upon by Mr. Pope and the Company are met. The employment agreement gives the Board of Directors the discretion to increase Mr. Pope’s base salary and bonus. The employment agreement further provides that if Mr. Pope’s employment is terminated by TransEnterix without “cause” (as defined in the agreement) or if Mr. Pope experiences a “constructive termination” (as defined in the employment agreement) at the time of or within twelve (12) months following the close of a “change of control” (as defined in the employment agreement), Mr. Pope will receive, subject to signing a release of claims in favor of TransEnterix: (1) twelve months of Mr. Pope’s regular base salary; (2) target bonus for the year in which the change of control occurs; (3) full acceleration and vesting of Mr. Pope’s outstanding stock options; and (4) up to six months of reimbursement for premiums paid for COBRA coverage.

The employment agreement with Mr. Pope also provides that if Mr. Pope’s employment is terminated by TransEnterix without “cause” or if Mr. Pope experiences a “constructive termination” at any other time, Mr. Pope will receive, subject to signing a release of claims in favor of TransEnterix: (1) six months of Mr. Pope’s regular base salary; (2) target bonus for the year in which the involuntary termination occurs; and (3) up to six months of reimbursement for premiums paid for COBRA coverage.

Joseph P. Slattery. In connection with his hiring we entered into an offer letter, which constituted an employment agreement, with Mr. Slattery. Under the employment agreement, Mr. Slattery will receive a base salary of $275,000 per year. Mr. Slattery will be eligible for a $25,000 bonus for the year ending December 31, 2013 and an annual year-end bonus of 40% of his base salary beginning in 2014 and thereafter. Mr. Slattery also received a grant of 1,000,000 Restricted Stock Units (“RSUs”), which vest one-third (1/3) per year on the anniversary of Mr. Slattery’s start date with the Company.

Under the employment agreement Mr. Slattery will also be entitled to a stock option grant exercisable for 2.5 million shares of the Company’s common stock (the Fundraising Option Grant) following the successful closing of a Company fundraising in which at least $20.0 million in proceeds is raised for the Company and where at least 50% of the funds raised come from non-insiders (the Fundraising). The exercise price of Fundraising Option Grant shall be the fair market value of the Company’s common stock on the date of grant and such options will vest, if at all, 25% on the one (1) year anniversary of Mr. Slattery’s start date and thereafter will vest in thirty-six (36) equal monthly installments. Mr. Slattery will be prohibited from exercising any stock options for a period of six (6) months following the date of grant. In the event the Company is acquired or there is a change of control transaction prior to the Fundraising such that the Fundraising Option Grant is not able to be awarded and earned, Mr. Slattery shall be entitled to a grant of 1,000,000 RSUs (Secondary RSU Grant) which will vest, if at all, one-third (1/3) each year beginning one (1) year from the date of grant.

The Initial RSU grant and, if awarded, the Fundraising Stock Option Grant or Secondary RSU Grant, will each accelerate in the event of Mr. Slattery’s involuntary termination from employment with the Company at the time of or within twelve (12) months following a change of control.

In the event that there is a change of control within the Company affecting his employment, Mr. Slattery shall be entitled to receive a lump sum payment equal to twelve (12) months of his base salary and reimbursement for COBRA premiums for a period of up to twelve (12) months, subject to signing a release of claims in favor of TransEnterix.

Richard M. Mueller. In connection with the Merger, TransEnterix assumed the offer letter, dated December 15, 2010 from TransEnterix Surgical to Richard Mueller, which constituted an employment agreement with Mr. Mueller. The employment agreement provides Mr. Mueller with a base salary of $22,917 per month and provided him with eligibility for a 2011 yearend bonus. The employment agreement gives the Board of Directors the discretion to increase Mr. Mueller’s base salary and bonus. The employment agreement further provided for a stock option grant to Mr. Mueller which was made in 2011, and relocation benefits which were paid in 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by TransEnterix’s named executive officers at December 31, 2013:

		OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		OPTION AWARDS (1)				STOCK AWARDS
Name	(2) Number of Securities Underlying Unexercised Options Exercisable	(2) Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested

Todd M. Pope	658,457	—	—	0.07	9/15/2018	—	—	—	—
	864,974	—	—	0.07	12/14/2019	—	—	—	—
	2,129,563	2,516,756	—	0.07	4/12/2022	—	—	—	—
	—	1,729,950	—	0.40	8/12/2023	—	—	—	—

Joseph P. Slattery	—	—	—			1,000,000	1,650,000	—	—

Richard M. Mueller	388,359	144,243	—	0.07	2/9/2021	—	—	—	—
	1,129,850	1,335,276	—	0.07	4/12/2022	—	—	—	—

Jeffrey G. Spragens	5,000	—	—	3.10	9/03/2014	—	—	—	—
	60,000	—	—	0.80	9/03/2014	—	—	—	—
	100,000	—	—	1.20	9/03/2014	—	—	—	—
	100,000	—	—	1.12	9/03/2014	—	—	—	—
	100,000	—	—	0.65	9/03/2014	—	—	—	—
	150,000	—	—	0.45	9/03/2014	—	—	—	—

(1)	The number of shares and exercise prices in respect of the option awards granted by TransEnterix Surgical listed above give effect to the exchange ratio of 1.1553 in the Merger.
(2)	One-fourth of the shares underlying each option award vests on the first anniversary of the grant date of such option award, and 1/48th of the shares underlying the full award vest each month thereafter for 36 months.
(3)	During May 2012, TransEnterix Surgical provided its employees, including Mr. Pope and Mr. Mueller, with an offer to have their option awards repriced so that the exercise price of their option awards was amended to equal TransEnterix Surgical’s then-current fair market value of its common stock, or $0.08 per share. The option awards listed above that were issued prior to 2012 reflect the adjusted exercise price, which adjusted exercise price became effective as of June 21, 2012, as further adjusted by the exchange ratio.
(4)	Based on the closing price of the Company’s common stock on December 31, 2013 of $1.65 per share.

Equity Compensation Plan

The Company currently has one equity compensation plan under which it makes awards, the TransEnterix, Inc. 2007 Incentive Compensation Plan, as amended (the 2007 Plan). In connection with the Merger, SafeStitch assumed all of TransEnterix Surgical’s options that were issued and outstanding immediately prior to the Merger at the exchange ratio of 1.1533, which were exercisable, as of the Merger date, for approximately 15,680,775 shares of common stock. Such options were granted under the TransEnterix, Inc. 2006 Stock Plan (the 2006 Plan) which was assumed by the Company in the Merger. The 2006 Plan is maintained solely for the purpose of the stock options granted under the 2006 Plan that remain outstanding; no future awards are authorized to be made under the 2006 Plan. The 2007 Plan was originally approved by the Board and adopted by a majority of our stockholders on November 13, 2007. It was later amended and restated (and approved by the Board and approved by the majority of our stockholders on October 29, 2013) to increase the number of shares of common stock authorized under the 2007 Plan to 24,700,000 shares, and to make other changes. The 2007 Plan is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Company can issue stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards under the 2007 Plan.

Agreements with Former Executive Officers

In connection with the Merger, the Company entered into letter agreements with each of James J. Martin and Charles J. Filipi, M.D., the Chief Financial Officer and Chief Medical Officer, respectively, of SafeStitch prior to the Merger. Our agreement with Mr. Martin provided for him to continue in the role of Chief Financial Officer, a role he held until October 2, 2013, when Mr. Slattery joined the Company. Our agreement with Dr. Filipi continued his role as Chief Medical Officer of the Company following the Merger. Neither of Mr. Martin nor Dr. Filipi were executive officers of the Company after October 2012, as determined by our Board of Directors. The letter agreements provide that if the employee’s employment is terminated without cause (as defined in the letter agreements), death or disability, the employee would be entitled to receive (i) in the case of Mr. Martin, an amount equal to six (6) months base salary and reimbursement of COBRA premiums for a six (6) month period, subject to the execution of a release of claims in favor of TransEnterix; and (ii) in the case of Dr. Filipi, an amount equal to twelve (12) months base salary and reimbursement of COBRA premiums for a twelve (12) month period, subject to the execution of a release of claims in favor of TransEnterix. As of December 31, 2013, each of Mr. Martin and Dr. Filipi remained as non-executive employees of the Company.

Director Compensation

The following table lists the compensation paid during 2013 to the non-employee directors of the Company as of and after the effective date of the Merger:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Dennis J. Dougherty	—	—	—	—	—	—	—
Phillip Frost, M.D.(2)	—	—	—	—	—	—	—
Jane H. Hsiao, Ph.D., MBA(3)	—	—	80,220	—	—	—	80,220
Aftab R. Kherani, M.D.	—	—	—	—	—	—	—
Paul A. LaViolette	—	—	—	—	—	—	—
David B. Milne	—	—	—	—	—	—	—
Richard C. Pfenniger, Jr.(3)	—	—	10,028	—	—	—	10,028
William N. Starling	—	—	—	—	—	—	—

(1)	Prior to the effective date of the Merger, the Board of Directors of SafeStitch consisted of the following individuals, in addition to Jane H. Hsiao and Richard C. Pfenniger: Jeffrey G. Spragens, Charles J. Filipi, M.D., Chao C. Chen, Ph.D., Steven D. Rubin and Kevin T. Wayne, D.B.A. On April 23, 2013, in addition to the amounts shown for Dr. Hsiao and Mr. Pfenniger, the non-employee directors of SafeStitch received the following stock option grants from SafeStitch as compensation: Dr. Chen, 20,000 options (value of $8,022); Mr. Rubin, 35,000 options (value of $14,039); and Mr. Wayne 20,000 options (value of $8,022). The exercise price for each option was $0.45 (fair market value on the date of grant) and the options vested in full on the first anniversary of the date of grant. The vesting of each of the non-employee director options, other than those held by Dr. Hsiao, was accelerated in connection with the closing of the Merger. For all stock options in the table and the footnotes, the option values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited financial statements, included in the Original Filing.
(2)	On April 23, 2013, Dr. Frost received a stock option to acquire 100,000 shares of common stock from SafeStitch as compensation for serving as a consultant to SafeStitch prior to the Merger. The option value was $40,110, the exercise price was $0.45 per share and the options will vest on the first anniversary of the date of grant.
(3)	The stock option award to Dr. Hsiao vests on April 23, 2014. The vesting of the stock option award to Mr. Pfenniger was accelerated in full upon the consummation of the Merger.

Director Compensation Arrangements

The Company historically has not had a compensation package for members of its Board of Directors for their service as directors, other than the annual stock option awards made by SafeStitch to its non-employee directors prior to the Merger. In 2014, the Company anticipates establishing a compensation package for its directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock currently; (ii) each of our current directors; (iii) each of our current named executive officers; and (iv) all of our current executive officers and directors as a group. Ownership information is set forth as of February 12, 2014. Unless otherwise noted, each of the following disclaims any beneficial ownership of the shares, except to the extent of his, her or its pecuniary interest, if any, in such shares. Unless otherwise indicated, the mailing address of each individual is c/o TransEnterix, Inc., 635 Davis Drive, Suite 300, Morrisville, NC 27560.

	As of February 12, 2014
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percentage of Outstanding Common Shares (2)
Paul LaViolette (3)	34,002,689	13.9%
David Milne (4)	33,983,464	13.9%
William N. Starling (5)	28,165,414	11.5%
Jane H. Hsiao, Ph.D., MBA (6)(21)	24,476,151	9.9%
Phillip Frost, M.D. (7)(13)(21)	21,802,346	8.9%
Dennis J. Dougherty (8)	17,615,990	7.2%
Todd M. Pope (9)	4,040,187	1.7%
Richard M. Mueller (10)	1,756,923	*
Richard C. Pfenniger, Jr. (11)	357,000	*
Joseph P. Slattery	250,000	*
Aftab R. Kherani, M.D.	0	*
Jeffrey G. Spragens (12)	4,394,118	1.8%
All Executive Officers and Directors as a group (11 persons) (13)	132,466,700	52.2%
Frost Gamma Investments Trust (14)	21,542,346	8.8%
Aisling Capital III, L.P. (15)	36,490,260	14.9%
SV Life Sciences Fund (16)	33,983,464	13.9%
Synergy Life Science Partners, L.P. (17)	27,448,207	10.4%
StepStone Funds (18)	17,402,565	7.1%
Intersouth Partners VII, L.P. (19)	17,615,990	7.2%
Quaker Bioventures II, L.P (20)	12,582,848	5.2%

*	Less than 1%.
(1)	A person is deemed to be the beneficial owner of shares of Common Stock underlying options and warrants held by that person that are exercisable as of February 12, 2014 or that will become exercisable within 60 days thereafter.
(2)	Based on 244,272,728 shares of Common Stock outstanding as of February 12, 2014. Each beneficial owner’s percentage ownership is determined assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable as of February 12, 2014 or that will become exercisable within 60 days thereafter have been exercised into Common Stock. The additional shares resulting from such exercise are included in both the numerator and denominator for such beneficial owner for purposes of their calculation.

(3)	Includes 33,045,287 shares held by SV Life Sciences Fund IV, L.P. and 938,177 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. Paul LaViolette is a partner of SVLSF IV, LLC, a control person of both SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P. Also includes options to purchase 19,225 shares of Common Stock.
(4)	Includes 33,045,287 shares held by SV Life Sciences Fund IV, L.P. and 938,177 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. David Milne is a managing partner of SVLSF IV, LLC, a control person of both SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P.
(5)	Includes 25,487,597 shares of Common Stock held by Synergy Life Science Partners, L.P., and 1,960,610 shares of Common Stock held by Synecor, L.L.C. William N. Starling is a managing director of Synergy Life Science Partners, L.P. and the chief executive officer of Synecor, L.L.C. Also includes options to purchase 18,020 shares of Common Stock.
(6)	Includes options to purchase 375,000 shares of Common Stock, and warrants to acquire 2,000,000 shares of Common Stock. Dr. Hsiao’s Common Stock holdings also include beneficial ownership of shares held by Hsu Gamma Investments, L.P. (“Hsu Gamma”), which holds 6,288,470 shares of Common Stock. Dr. Hsiao is the general partner of Hsu Gamma.
(7)	Includes options to purchase 260,000 shares of Common Stock and beneficial ownership of shares held by Frost Gamma Investments Trust (see note 13).
(8)	Consists of 17,615,990 shares of Common Stock held by Intersouth Partners VII, L.P. Dennis Dougherty is a principal of a control person of Intersouth Partners VII, L.P.
(9)	Consists of options to purchase 4,040,187 shares of Common Stock.
(10)	Consists of options to purchase 1,756,923 shares of Common Stock.
(11)	Includes options to purchase 117,000 shares of Common Stock.
(12)	Includes 562,818 shares owned by the Joy Fowler Spragens Family Trust (the “Spragens Trust”), and 571,015 shares owned by RSLS Investments LLC (“RSLS”). The Spragens Trust is an irrevocable trust established by Joy Fowler Spragens, the spouse of Mr. Spragens, for the benefit of her descendants and relatives who are unrelated to Mr. Spragens. Although Mr. Spragens is the manager of RSLS, RSLS is 100% owned by his adult children. Accordingly, Mr. Spragens disclaims any beneficial ownership of the shares held by the Spragens Trust and RSLS. Also includes options to purchase 515,000 shares of common stock and warrants to purchase 200,000 shares of common stock.
(13)	Includes options to purchase 6,586,355 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock. Does not include shares owned by Mr. Spragens, as he was not an executive officer or director as of February 12, 2014.
(14)	Frost Gamma Investments Trust holds 20,542,346 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock. Dr. Phillip Frost is the trustee, and Frost Gamma Limited Partnership is the sole and exclusive beneficiary, of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(15)	The address of Aisling Capital III, LP is 888 Seventh Avenue, 30th Floor, New York, NY 10106. Based on information made available to the Company and on the Schedule 13D filings made by Aisling Capital III, LP, Steve Elms, Dennis Purcell and Andrew Schiff share voting and investment control over the shares of Common Stock held by Aisling Capital III, LP.
(16)	Consists of 33,045,287 shares held by SV Life Sciences Fund IV, L.P. and 938,177 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. The address of each of SV Life Sciences Fund IV, L.P., SV Life Sciences Fund IV Strategic Partners, L.P. and SVLSF IV, LLC, their control person, is One Boston Place Suite 3900, 201 Washington Street, Boston, MA 02108. Based on information made available to the Company and on the Schedule 13G filings made by SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P., David Milne shares voting and investment control over the shares of Common Stock owned by such entities.
(17)	Consists of 25,487,597 shares of Common Stock held by Synergy Life Science Partners, L.P., and 1,960,610 shares of Common Stock held by Synecor, L.L.C. The address of each of Synergy Life Science Fund and Synecor, L.L.C. is 3284 Alpine Road, Portola Valley, CA 94028. Based on information made available to the Company and on the Schedule 13D filings made by these entities, William N. Starling, Richard S. Stack and Mudit K. Jain share voting and investment control over the shares of Common Stock held by such entities.

(18)	The address of the StepStone Funds is 4350 La Jolla Village Drive, Suite 800, San Diego, CA 92122. Based on information made available to the Company and on the Schedule 13G filings made by the StepStone Funds with the SEC with respect to the Company’s shares, the StepStone Funds consist of StepStone Pioneer Capital Buyout Fund II, L.P., StepStone Pioneer Capital II, L.P., and StepStone-SYN Investments, L.L.L.P.; no individuals are identified as having or sharing voting or investment control over the shares of Common Stock owned by the StepStone Funds.
(19)	The address of Intersouth Partners VII, L.P. is 102 City Hall Plaza, Suite 200, Durham, NC 27701. Based on information made available to the Company and on the Schedule 13G filings made by Intersouth Partners VII, L.P., Dennis J. Dougherty and Mitch Mumma share voting and investment power over the shares of Common Stock held by such entity.
(20)	The address of Quaker Bioventures II, L.P is 2929 Arch Street, Philadelphia, PA 19104. Based on the Schedule 13G filed by this entity on February 13, 2014, no individuals are identified as having or sharing voting or investment control over the shares of Common Stock held by such entity.
(21)	The address of this stockholder is 4400 Biscayne Blvd, Miami, FL 33137.

The Company is not aware of any arrangements with any of the foregoing stockholders or any other stockholder of the Company which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Reference is made to Item 5 of the Original Filing for the table showing the securities authorized for issuance under the Company’s Equity Compensation Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information below provides certain disclosures regarding related party transactions and director independence matters related to the combined Company following the Merger.

Certain Relationships and Related Transactions

SafeStitch was a party to a Note and Security Agreement, dated September 4, 2007 (the Credit Facility), with The Frost Group, LLC (the Frost Group), and Jeffrey G. Spragens, a former executive officer, under which SafeStitch had access to a line of credit with available borrowings of up to $4.0 million, consisting of $3.9 million from The Frost Group and $100,000 from Mr. Spragens. Members of the Frost Group, LLC include Jane Hsiao, Ph.D., a director, Steven D. Rubin, a former director, and Frost Gamma Investments Trust (Frost Gamma), a trust controlled by Dr. Phillip Frost, a director. SafeStitch was obligated to pay interest on outstanding borrowings under the Credit Facility at a 10% annual rate, and granted a security interest in favor of The Frost Group and Mr. Spragens in all of our real and personal property, whether now existing or subsequently acquired, in order to secure prompt, full and complete payment of the amounts due under Credit Facility. All amounts due under the Credit Facility, including interest, totaling $315,000 were paid in March 2013. The Credit Facility expired on June 30, 2013 and was not renewed.

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

Dr. Hsiao, Dr. Frost and former director Steven Rubin are each significant stockholders and/or directors of NIMS, Aero, Tiger X and Tiger Media. Director Richard Pfenniger is also a shareholder of NIMS. During 2013 prior to the Merger, Mr. Martin served as the Chief Financial Officer and supervised the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, SafeStitch’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of NIMS and Tiger X. SafeStitch recorded reductions to SG&A costs and expenses for the years ended December 31, 2013 and 2012 of $31,000 and $60,000, respectively, to account for the sharing of accounting costs under this arrangement. SafeStitch recorded $158,000 and $145,000 of reductions to SG&A costs and expenses for the year ended December 31, 2013 and 2012, respectively, to account for the sharing of legal costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X and TigerMedia were approximately $14,000 and $59,000 as of December 31, 2013 and 2012, respectively.

On November 20, 2012, SafeStitch entered into a Promissory Note in the principal amount of $300,000.00 with Hsu Gamma Investments, L.P. (the Hsu Gamma Note), an entity controlled by Dr. Hsiao. The interest rate payable by SafeStitch on the Hsu Gamma Note was 10% per annum, payable on the maturity date of June 30, 2013. In March 2013, the Hsu Gamma Note was paid off in its entirety, plus approximately $10,000 in accrued interest.

On December 26, 2012, SafeStitch entered into a Promissory Note in the principal amount of $300,000.00 with Frost Gamma (the Frost Gamma Note). The interest rate payable by SafeStitch on the Frost Gamma Note was 10% per annum, payable on the maturity date of June 30, 2013. In March 2013, the Frost Gamma Note was paid off in its entirety, plus approximately $8,000 in accrued interest.

On February 22, 2013 SafeStitch entered into a promissory note in the principal amount of $200,000.00 with Dr. Hsiao (the Hsiao Note). The interest payable by SafeStitch on the Hsiao Note was 10% per annum, payable on the maturity date of June 30, 2013. In March 2013, the Hsiao Note was paid off in its entirety, plus approximately $2,000 in accrued interest.

On March 22, 2013, SafeStitch entered into a stock purchase agreement (2013 Purchase Agreement) with approximately 17 investors (2013 PIPE Investors) pursuant to which the 2013 PIPE Investors agreed to purchase an aggregate of approximately 12,100,000 shares of common stock at a price of $0.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Among the investors purchasing shares were Frost Gamma, Dr. Jane Hsiao and Jeffrey Spragens. Frost Gamma purchased 2.0 million shares and received 1.0 million warrants, Dr. Hsiao purchased 4.0 million shares and received 2.0 million warrants and Mr. Spragens purchased 400,000 shares and received 200,000 warrants.

On August 5, 2013, TransEnterix Surgical entered into a Note and Warrant Purchase Agreement with investment funds affiliated with Messrs. Dougherty, Kherani, LaViolette, Milne and Starling, each a director of TransEnterix Surgical, for the purchase and sale of subordinated convertible notes, together with other investors, in an aggregate amount of approximately $2,000,000. Each subordinated convertible promissory note was converted into shares of our Series B Preferred Stock upon the Closing Date of the Private Placement as described in the Original Filing.

On August 13, 2013, TransEnterix Surgical entered into the Purchase Agreement, pursuant to which investment funds affiliated with Messrs. Dougherty, Kherani, LaViolette, Milne and Starling,

entities affiliated with Drs. Frost and Hsiao, and Dr. Hsiao, in her individual capacity, agreed to purchase, together with other investors, an aggregate of 7,544,704.4 shares of the Company’s Series B Preferred Stock, each share of which would initially be convertible, subject to certain conditions, into ten shares of Common Stock, for a purchase price of $4.00 per share of Series B Preferred Stock payable in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In connection with the investment, such investors received registration rights entitling them, under certain circumstances, to require the Company to register their respective shares of common stock received by them in the Merger and upon conversion of the Series B Preferred Stock. The transaction under the Purchase Agreement closed on September 3, 2013 in conjunction with the closing of the Merger. As permitted under the terms of the Purchase Agreement, the Company issued and sold an additional 25,000 shares of the Series B Preferred Stock on September 17, 2013 to Mr. Slattery and his spouse.

TransEnterix Surgical was spun off from Synecor, LLC in 2006 when it was separately incorporated. During the period from 2006 through 2011, TransEnterix Surgical used the services of certain employees of Synecor, LLC to assist with TransEnterix Surgical’s intellectual property protection activities. In addition, Synecor, LLC, directly or through its subsidiaries provided administrative services and clinical laboratory services to TransEnterix Surgical. At December 31, 2013, Synecor, LLC and its shareholders and officers collectively owned approximately 12% of the Company’s common stock. Various research and development services and administrative services were purchased from Synecor LLC and its wholly owned subsidiary Synchrony Labs LLC and totaled approximately $90,000 and $108,000 for the years ended December 31, 2013 and 2012, respectively. All transactions between Synecor, LLC and TransEnterix Surgical were arms’-length transactions in which fair value was paid for the services provided.

Review and Approval of Transactions with Related Persons

The Audit Committee of our Board reviews and approves all transactions that are required to be reported under Item 404(a) of Regulation S-K, including each transaction described above. In order to approve a related party transaction, the Audit Committee requires that (i) such transactions be fair and reasonable to us at the time it is authorized by the Audit Committee and (ii) such transaction must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related party transaction. While TransEnterix did not have any written polices with respect to review and approval of any such transactions with related persons, TransEnterix’s believes the processes its Audit Committee has followed ensure the appropriateness of its entry into such transactions with related persons and that such transactions were entered into on terms on an equivalent basis to arms’-length transactions.

Director Independence

Board of Directors

The Board, in the exercise of its reasonable business judgment, has determined that each of our current directors qualify as independent directors pursuant to pursuant to Nasdaq Stock Market Rule 5605(a)(2) and the applicable SEC rules and regulations, except Mr. Pope, who is currently employed as our President and Chief Executive Officer, and Dr. Frost.

Audit Committee

The current members of the Company’s Audit Committee are Mr. Pfenniger, Mr. Milne, and Mr. Dougherty. Mr. Pfenniger serves as the Chair of the Audit Committee. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge of financial statements and general understanding of financial and reporting matters to allow each such member to serve on the Audit Committee.

Additionally, since the Company’s stock is quoted on the OTCBB, it is not subject to the Audit Committee member independence requirements set forth in Rule 10A-3 of the Exchange Act. Notwithstanding the foregoing, the Board, in the exercise of its reasonable business judgment and utilizing the general standards it applies for determining the independence of directors, has determined that each of the Audit Committee members qualifies as independent pursuant to NYSE MKT Rule 803.

Finally, the Board has determined that Mr. Pfenniger is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Board made this determination based on Mr. Pfenniger’s extensive career and background serving as an accountant and auditor as well as his serving various operating companies in both managerial and director capacities.

Compensation Committee

The current members of the Company’s Compensation Committee are Mr. Starling (Chair), Mr. LaViolette, Dr. Kherani and Dr. Hsiao. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge and skills to allow each such member to serve on the Compensation Committee.

Additionally, since the Company’s stock is quoted on the OTCBB, it is not subject to the Compensation Committee member independence requirements set forth in Rule 10C-1 of the Exchange Act. Notwithstanding the foregoing, the Board, in the exercise of its reasonable business judgment and utilizing the general standards it applies for determining the independence of directors, has determined that each of the Compensation Committee members qualifies as independent pursuant to NYSE MKT Rule 803.

Nominating Committee

The current members of the Company’s Nominating Committee are Dr. Hsaio, Chair, Mr. LaViolette and Mr. Milne. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge and skills to allow each such member to serve on the Nominating Committee, and qualifies as independent pursuant to NYSE MKT 803.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO USA, LLP (BDO) has served as the independent registered public accounting firm of the Company since 2012. The following table sets forth the fees billed to the Company by BDO for its audits of the Company’s consolidated annual financial statements and other services for the years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees	$51,000	$32,500
Audit-Related Fees (1)	$84,517
Tax Fees
All Other Fees

Total Fees	$135,517	$32,500

(1)	Relates to financial statement services and due diligence services conducted in connection with the Merger and the filing of the Current Report on Form 8-K filed September 6, 2013.

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. Subsequent to the Merger, audit-related services, tax services and all other services provided by BDO were pre-approved by the Audit Committee. Prior to the Merger during 2013 and in 2012, EisnerAmper, LLP served as the independent registered public accounting firm for SafeStitch, and all audit-related services, tax services and all other services provided by EisnerAmper LLP to SafeStitch were pre-approved by the Audit Committee.

The Audit Committee has considered and determined that the provision of all non-audit services set forth in the table above is compatible with maintaining BDO’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit No.	Description

2.1!	Agreement and Plan of Merger, dated as of August 13, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp. and TransEnterix, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

2.1(a)!	First Amendment to Agreement and Plan of Merger, dated as of August 30, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp and TransEnterix, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

3.2	Amended and Restated Bylaws of TransEnterix, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

4.1	Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein).

4.2	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

4.3	Specimen Certificate for Common Stock of TransEnterix, Inc. (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 333-193235, filed with the SEC on January 8, 2014 and incorporated by reference herein).

4.4	Form of Common Stock Warrant (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein).

4.5	Form of Common Stock Warrant (filed as Exhibit A to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2013 and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated as of August 13, 2013, by and among SafeStitch Medical, Inc. and the Investor parties thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.2	Form of Lock-up and Voting Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.3	Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC (filed as Exhibit 10.5 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein).

Exhibit No.	Description

10.4	Patent Assignment, dated as of June 26, 2009, by and between TransEnterix Surgical, Inc. and Synecor, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.5	Patent Acquisition and License Termination Agreement, dated as of June 26, 2009, by and among TransEnterix Surgical, Inc., Synecor, LLC and Barosense, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.6	Development and Supply Agreement, dated as of November 4, 2011, by and between TransEnterix Surgical, Inc. and Microline Surgical, Inc. (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein)

10.7	Loan and Security Agreement dated as of January 17, 2012, by and among the Registrant, Silicon Valley Bank and Oxford Finance LLC, as amended, and associated notes and warrants issued by TransEnterix to Silicon Valley Bank and Oxford Finance LLC (filed as Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.8	Amended and Restated Pre-Release Distribution Agreement, dated as of June 15, 2012, between TransEnterix Surgical, Inc. and Al Danah Medical Co. W.L.L. (filed as Exhibit 10.9 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.9	Registration Rights Agreement, dated as of September 3, 2013, by and among the Company and the investors party thereto (filed as Exhibit 10.10 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.10 +	Offer letter, dated as of June 9, 2008, by and between the Registrant and Todd M. Pope (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.11 +	Offer letter, dated as of December 15, 2010, by and between the Registrant and Richard M. Mueller (filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.12 +	Offer letter, dated September 12, 2013, by and between the Registrant and Joseph P. Slattery (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2013 and incorporated by reference herein).

10.12 +	Offer letter, dated as of August 30, 2013, by and between SafeStitch Medical, Inc. and Charles J. Filipi, M.D. (filed as Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.13 +	Offer letter, dated as of August 30, 2013, by and between SafeStitch Medical, Inc. and James J. Martin (filed as Exhibit 10.12 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.14 +	Amended and Restated TransEnterix, Inc. 2007 Incentive Compensation Plan (the 2007 Plan) (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-193234, filed with the SEC on January 8, 2014 and incorporated by reference herein).

10.15 +	Form of Employee Stock Option Agreement pursuant to the 2007 Plan (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein).

Exhibit No.	Description

10.16 +	Form of Employee Stock Option Agreement (performance stock options) pursuant to the 2007 Plan (filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein).

10.17 +	Form of Non-Employee Stock Option Agreement pursuant to the 2007 Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein).

10.18 +	Form of Restricted Stock Unit Agreement pursuant to the 2007 Plan (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein).

10.19 +	Restricted Stock Unit Agreement, dated as of October 2, 2013, by and between the Company and Joseph P. Slattery (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein).

10.20	Note and Security Agreement, dated as of September 4, 2007, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 10, 2007 and incorporated by reference herein).

10.20.1	First Amendment to Note and Security Agreement, dated March 25, 2009, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009 and incorporated by reference herein).

10.20.2	Second Amendment to Note and Security Agreement, dated March 29, 2010, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and incorporated by reference herein).

10.20.3	Third Amendment to Note and Security Agreement, dated March 28, 2011, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011 and incorporated by reference herein).

10.20.4	Fourth Amendment to Note and Security Agreement, dated August 10, 2011, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011 and incorporated by reference herein).

10.21	Promissory Note of SafeStitch Medical, Inc. in favor of Hsu Gamma Investments, L.P (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 27, 2012 and incorporated by reference herein).

10.22	Promissory Note of SafeStitch Medical, Inc. in favor of Frost Gamma Investments Trust (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013 and incorporated by reference herein).

10.23	Promissory Note of SafeStitch Medical, Inc. in favor of Jane Hsiao (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013 and incorporated by reference herein).

10.24	Form of Stock Purchase Agreement and Common Stock Warrant dated March 22, 2013 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2013 and incorporated by reference herein).

Exhibit No.	Description

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant’s website – see Item 1. “BUSINESS – Available Information.”)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

!	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
+	A management contract, compensatory plan or arrangement required to be separately identified.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2014

TransEnterix, Inc.

By:	/s/ Todd M. Pope
Todd M. Pope
President, Chief Executive Officer and a Director (principal executive officer)

By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)