Form 10-K/A
period 2013-12-31
TRANSENTERIX INC.
filed 2014-03-31
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

The number of shares outstanding of the registrant’s common stock, as of March 28, 2014 was 244,276,923.

TRANSENTERIX, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on March 5, 2014 and amended by Amendment No. 1 to the Form 10-K filed on March 14, 2014. We refer to the Annual Report on Form 10-K and the Amendment No. 1 to the Form 10-K as the “Original Filing” in this Form 10-K/A Amendment No. 2. We are filing this Form 10-K/A Amendment No. 2 to update our disclosures with respect to the items listed in this filing and to add additional exhibits. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates respectively filed.

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (SafeStitch) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. In this Form 10-K/A Amendment No. 2, when we refer to the registrant as a combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, we use the terms “TransEnterix,” the “Company,” “we,” “us,” and “ours”. When we refer to the historic business, operations and corporate status of the parent in the Merger we use the term “SafeStitch” and when we refer to the historic business, operations and corporate status of the subsidiary in the Merger, we use the term “TransEnterix Surgical.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A Amendment No. 2 contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to those set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014.

ii

PART I

ITEM 1.	BUSINESS

Overview of Corporate Structure

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (SafeStitch) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. In this Form 10-K/A Amendment No. 2, when we refer to the registrant as a combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, we use the terms “TransEnterix,” the “Company,” “we,” “us,” and “ours”. When we refer to the historic business, operations and corporate status of the parent in the Merger we use the term “SafeStitch” and when we refer to the historic business, operations and corporate status of the subsidiary in the Merger, we use the term “TransEnterix Surgical.”

Overview of the 2013 Merger Transaction

The Merger

On September 3, 2013, pursuant to an Agreement and Plan of Merger dated August 13, 2013, and amended by a First Amendment dated August 30, 2013 (collectively, the Merger Agreement) by and among SafeStitch, Tweety Acquisition Corp., a Delaware corporation (Merger Sub) and TransEnterix Surgical, the Merger was consummated and TransEnterix Surgical became a wholly owned subsidiary of SafeStitch.

Pursuant to the Merger Agreement, each share of TransEnterix Surgical’s capital stock issued and outstanding immediately preceding the Merger was converted into the right to receive 1.1533 shares (the Exchange Ratio) of SafeStitch’s common stock, par value $0.001 per share, other than those shares of TransEnterix Surgical’s common stock held by non-accredited investors, which shares were instead converted into the right to receive an amount in cash per share of SafeStitch common stock equal to $1.08, without interest, which was the volume-weighted average price of a share of SafeStitch common stock on the OTCBB for the 60-trading day period ended on August 30, 2013 (one business day prior to the effective date of the Merger). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, SafeStitch assumed all of TransEnterix Surgical’s options and warrants issued and outstanding immediately prior to the Merger at the same Exchange Ratio.

All references to share amounts in this Form 10-K/A Amendment No. 2 have been retroactively adjusted to reflect the impact of the Exchange Ratio.

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

On December 6, 2013, the Company filed an Amended and Restated Certificate of Incorporation (the Restated Certificate) to change its name to TransEnterix, Inc. and to increase the authorized shares of common stock from 225,000,000 to 750,000,000. In accordance with the terms of the Certificate of Designation of Series B Convertible Preferred Stock, each outstanding share of Series B Preferred Stock automatically converted into ten shares of the Company’s common stock upon the filing of the Restated Certificate. An aggregate of 75,697,094 shares of common stock were issued in the conversion of the Series B Preferred Stock.

Accounting Treatment

The Merger is treated as a reverse acquisition of SafeStitch for financial accounting and reporting purposes. As such, TransEnterix Surgical is treated as the acquirer for accounting and financial reporting purposes while SafeStitch is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the assets and liabilities and the historical operations that are reflected in this Form 10-K/A Amendment No. 2 and will be reflected in the Company’s future financial statements filed with the SEC will be those of TransEnterix Surgical, and SafeStitch assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of TransEnterix Surgical.

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

Prior to the Merger, SafeStitch was focused on developing its Gastroplasty Device for the treatment of obesity, gastroesophageal reflux disease (GERD) and Barrett’s Esophagus. SafeStitch has developed other surgical devices, including the SMART Dilator™, to be utilized in treating obesity, GERD and esophageal strictures. SafeStitch also developed and was commercializing a surgical stapler called the AMID™ Hernia Fixation Device. On a going-forward basis, the Company intends to continue to develop the Gastroplasty Device for the treatment of obesity. The Company has discontinued sales of the AMID Hernia Fixation Device.

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

SafeStitch

SafeStitch’s product portfolio and its products under development prior to the Merger were primarily designed to address three market opportunities: obesity, GERD, and hernia repair. The Company is continuing to develop the Gastroplasty Device for obesity. We believe the Gastroplasty Device could represent an alternative for patients eligible for the common bariatric surgery procedures currently performed for obesity – gastric bypass, gastric sleeve and gastric banding procedures. Bariatric surgery has become more prevalent, an estimated 350,000 to 400,000 bariatric surgical procedures are performed annually worldwide. Bariatric surgery is usually recommended for those people with a body mass index (BMI) of 35 or higher. Gastric bypass combines the creation of a small stomach pouch to restrict food intake and the construction of a duodenal bypass, thereby decreasing the body’s ability to absorb nutrients from food. In the gastric sleeve procedure, the stomach volume is significantly reduced, which accelerates the flow of food through the stomach. For gastric banding procedures, a small inflatable/deflatable band (which allows adjustment to the size of the opening between the pouch and the stomach) is placed around the upper part of the stomach, creating a small pouch, so that the patient feels full sooner.

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

During the fiscal year ended December 31, 2012, TransEnterix Surgical incurred research and development expenses of approximately $6.3 million, while SafeStitch incurred research and development expenses of $2.9 million. During the fiscal year ended December 31, 2013, the Company incurred research and development expenses of approximately $12.7 million, primarily related to the SurgiBot System development. SafeStitch and TransEnterix Surgical funded their respective research and development expenses prior to the Merger primarily from proceeds raised from equity and debt financing transactions. We expect to continue to use equity and debt financing transactions to fund our research and development activities. As both TransEnterix Surgical and SafeStitch had limited past revenues from sales of products, no customers were obligated to pay any material portion of such research and development expenses.

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

SafeStitch: We also have intellectual property from SafeStitch. We have exclusively licensed technology, know-how and patent applications from Creighton University (Creighton) for the Gastroplasty Device (which was also used in the SMART Dilator and bite blocks products). These patent applications include systems and techniques for minimally invasive gastrointestinal procedures, a dilator for use with an endoscope, and bite blocks for use with an endoscope and for preserving airways of patients during endoscopy. In addition, we have certain rights to other Creighton intellectual property that we have not yet defined as products under development. In total, we have one issued patent and eight patent applications pending in the United States, including those that are exclusively licensed from Creighton. The issued patent, owned by Creighton, relates to the Gastroplasty Device and will expire in 2026. We are also pursuing several of these applications in other countries, and three such foreign patents have been issued.

Pursuant to our exclusive license and development agreement with Creighton (the Creighton Agreement), we own all inventions conceived of and reduced to practice solely by our employees and agents related to the SafeStitch products, and all patent applications and patents related to the SafeStitch products claiming such inventions developed without the use of any licensed patent rights or associated know-how from Creighton. Creighton owns all inventions conceived of and reduced to practice solely by Dr. Charles Filipi, or any Creighton employees or agents who work directly with Dr. Filipi in the course of performing duties for us, and all patent applications and patents claiming such inventions, which inventions, patent applications and all resulting licensed patent rights are subject to the Creighton Agreement. Together with Creighton, we jointly own all inventions conceived of and reduced to practice jointly by Dr. Filipi, and/or any Creighton employees or agents who work directly with him, and our employees or agents. Notwithstanding the foregoing, Creighton owns all inventions conceived of or reduced to practice under its research and development budget, and all patent applications and patents claiming such inventions, even if conceived of solely by our employees or agents, and such inventions, patent applications and all resulting licensed patent rights are subject to the Creighton Agreement. The Company has seven years after the later of the effective date of the Creighton Agreement or the disclosure and acceptance of a licensed patent and associated know-how (each as defined in the Creighton Agreement) to commence development of the licensed patent or commercially exploit the licensed products developed. We believe the Company’s work in developing the Gastroplasty Device has satisfied this requirement; however, if necessary, such seven-year term can be extended by the Company by payment, per licensed patent, of a term extension fee. If the Company fails to develop or commercially exploit a licensed patent and associated know-how within such term, the licensed patent and associated know-how revert back to Creighton. Otherwise, no specific term is established under the Creighton Agreement. Our obligations to pay royalties ends when the last valid claim (as defined in the Creighton Agreement) expires.

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

We believe that the SurgiBot System-related products are Class II devices, and we are in the process of pursuing Section 510(k) clearance for such products. The FDA might not agree with our assessment that the SurgiBot System is eligible for the 510(k) process or that the SurgiBot System is a Class II device. If that were to occur, we would be required to undertake the more complex and costly PMA process or perhaps be considered for a de novo reclassification. However, for either the 510(k), de novo, or the PMA process, the FDA could require us to conduct clinical trials, which would take more time, cost more money and pose certain other risks and uncertainties.

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

Further, the levels of revenues and profitability of medical companies like us may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. Therefore, we cannot assure you that any of our products will be considered cost effective, or that, following any commercialization of our products, reimbursement will be available or sufficient to allow us to manufacture and sell them competitively and profitably.

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

SafeStitch

SafeStitch was originally incorporated on August 19, 1988 as NCS Ventures Corp. under the laws of the State of Delaware. Its name was changed to Cellular Technical Services Company, Inc. on May 31, 1991. On September 4, 2007, SafeStitch acquired SafeStitch LLC, and, in January 2008, changed its name to SafeStitch Medical, Inc. On December 6, 2013, SafeStitch’s name was changed to TransEnterix, Inc.

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

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our “Risk Factors” and our consolidated financial statements and the related notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014. The following discussion contains forward-looking statements. See cautionary note regarding “Forward-Looking Statements” at the beginning of this Form 10-K/A Amendment No. 2.

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

Recent Events

Merger

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (SafeStitch) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. As used herein, when we refer to the registrant as a combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, we use the terms “TransEnterix,” the “Company,” “we,” “us,” and “ours”. When we refer to the historic business, operations and corporate status of the parent in the Merger we use the term “SafeStitch” and when we refer to the historic business, operations and corporate status of the subsidiary in the Merger we use the term “TransEnterix Surgical.”

On September 3, 2013, pursuant to an Agreement and Plan of Merger dated August 13, 2013, and amended by a First Amendment dated August 30, 2013 (collectively, the Merger Agreement) by and among SafeStitch, Tweety Acquisition Corp., a Delaware corporation (Merger Sub) and TransEnterix Surgical, the Merger was consummated and TransEnterix Surgical became a wholly owned subsidiary of SafeStitch.

Pursuant to the Merger Agreement, each share of TransEnterix Surgical’s capital stock issued and outstanding immediately preceding the Merger was converted into the right to receive 1.1533 shares (the Exchange Ratio) of SafeStitch’s common stock, par value $0.001 per share, other than those shares of TransEnterix Surgical’s common stock held by non-accredited investors, which shares were instead converted into the right to receive an amount in cash per share of SafeStitch common stock equal to $1.08, without interest, which was the volume-weighted average price of a share of SafeStitch common stock on the OTCBB for the 60-trading day period ended on August 30, 2013 (one business day prior to the effective date of the Merger). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, SafeStitch assumed all of TransEnterix Surgical’s options and warrants issued and outstanding immediately prior to the Merger at the same Exchange Ratio.

Following the announcement of the Merger on August 14, 2013, the common stock price increased prior to the Merger closing date of September 3, 2013, generating additional goodwill. As of December 31, 2013, the net carrying value of our goodwill and other intangible assets totaled approximately $96.6 million. In accordance with generally accepted accounting principles, we annually assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. We performed our annual impairment analysis as of December 31, 2013. Based upon the results of our analysis, we determined that no impairment of goodwill existed as of this date.

TransEnterix Surgical Bridge Loan

During August 2013, TransEnterix Surgical issued promissory notes (the Bridge Notes) in the aggregate principal amount of $2.0 million. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of January 17, 2012, as amended, among Silicon Valley Bank and Oxford Finance LLC, and TransEnterix Surgical. The Bridge Notes were converted into Series B Convertible Preferred Stock of the Company at the effective time of the Merger.

Private Placement

On September 3, 2013, the Company consummated a private placement (the Private Placement) transaction in which it issued and sold shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the Series B Preferred Stock) to provide funding for the Company’s operations following the Merger. The Private Placement was done pursuant to a Securities Purchase Agreement (the Purchase Agreement) with certain private investors (the Investors), pursuant to which the Investors agreed to purchase an aggregate of 7,544,704.4 shares Series B Preferred Stock, each share of which was convertible, subject to certain conditions, into ten (10) shares of common stock (the Conversion Shares and, together with the Series B Preferred Stock, the Private Placement Securities), for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In accordance with the Purchase Agreement, the Company issued and sold an additional 25,000 shares of Series B Preferred Stock on September 17, 2013 for cash proceeds of $100,000. Proceeds from the issuance of the Series B Preferred Stock, net of issuance costs, were $28.2 million. Each outstanding share of Series B Preferred Stock was automatically converted into ten (10) shares of common stock on December 6, 2013, upon the filing of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

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

Research and Development

Research and development (R&D) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to grow as we continue to invest in basic research, clinical trials, product development and intellectual property. R&D expenses are expensed as incurred.

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

Sales and marketing expenses for the year ended December 31, 2013 decreased 49% to $1.9 million compared to $3.7 million for the year ended December 31, 2012. The $1.8 million decrease was primarily related to lower personnel-related costs of $1.2 million and travel-related expenses of $0.2 million as we decreased our direct sales and marketing personnel and reduced expenditures for marketing clinical studies, demonstration product and tradeshows and other marketing expenses of $0.4 million.

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

In January 2014, we filed a “universal shelf” Registration Statement on Form S-3 (the Shelf Registration Statement) with the SEC. Once the SEC declares the Shelf Registration Statement effective, it will allow us to raise up to an additional $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

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

During August 2013, TransEnterix Surgical issued promissory notes (the Bridge Notes) in the aggregate principal amount of $2.0 million. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of January 17, 2012, among Silicon Valley Bank and Oxford Finance LLC, and TransEnterix Surgical. The Bridge Notes were converted into Series B Convertible Preferred Stock of the Company at the effective time of the Merger.

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

In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility pursuant to the terms of the Loan and Security Agreement, dated as of January 17, 2012 (the SVB-Oxford LSA), among the Company, Silicon Valley Bank, and Oxford Finance, LLC, as lenders (the Lenders). The Second and Third Amendment to the SVB-Oxford LSA, dated as of September 3, 2013 and October 31, 2013, respectively, amend the SVB-Oxford LSA among the Lenders and the Company (as so amended, the Amended Loan Agreement). The Amended Loan Agreement evidences a term loan, which will mature on January 1, 2016 (the Term Loan).

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

The Amended Loan Agreement is secured by a security interest in substantially all assets of the Company and any future subsidiaries, other than intellectual property. The Amended Loan Agreement contains customary representations (tested on a continual basis) that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; fail to appoint a chief executive officer, chief financial officer or chief technology officer upon vacancy; undergo a change in control; add or change business locations; and engage in businesses that are not related to the Company’s existing business

Under the Shelf Registration Statement, we will have the ability to issue debt securities, common stock, preferred stock, or warrants, or any combination thereof. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. In addition, any debt securities we issue could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Furthermore, any preferred equity securities we issue could have rights senior to those associated with our common stock. Depending on our non-affiliated public equity float during the time period prior to consummating another financing transaction, the Shelf Registration Statement will allow us to raise up to an additional $100.0 million of securities. The timing and terms of any additional financing transactions, whether pursuant to the Shelf Registration Statement or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2013 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years

Long-term debt obligations	$9.7	$4.5	$5.2	—
Operating leases	$1.1	$0.5	$0.5	$0.1

Total contractual obligations	$10.8	$5.0	$5.7	$0.1

Long-term debt obligations include future payments under the Amended Loan Agreement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, stock-based compensation, inventory, intellectual property and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements set forth in our financial statements for the years ended December 31, 2013 and 2012, which are attached as Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014. Actual results may differ from these estimates under different assumptions and conditions.

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

Accounting for Stock-Based Compensation

We recognize as expense, the grant-date fair value of stock options and other stock based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We use the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the calculated historical volatility based on an analysis of reported data for a peer group of companies. The expected term of options granted by the Company has been determined based upon the simplified method, because we do not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We estimates forfeitures based on our historical experience and adjust the estimated forfeiture rate based upon actual experience.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

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

In December 2013, our management identified that the Company did not include a shareholder advisory vote on “say-on-pay” or a shareholder advisory vote on “say-on-frequency” as required by Rule 14a-21 in the SafeStitch proxy statement for its 2013 annual meeting of stockholders. SafeStitch was a smaller reporting company at the time and failure to include such advisory votes was inadvertent. Management re-evaluated the effectiveness of the Company’s disclosure controls and procedures for the quarters ended June 30, 2013 and September 30, 2013, and concluded that the Company’s disclosure controls and procedures were not effective for those quarters in ensuring that all requirements were met in 2013 with respect to the Company’s proxy statement. The Company is implementing additional procedures, including securities counsel review of all future SEC filings, to ensure that all requirements, including the requirements of Rule 14a-21, are met. Based on such evaluation, and with such changes implemented, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company as of March 10, 2014:

	Age	Position	Director Since (1)
Directors
Dennis J. Dougherty	66	Director	2013
Phillip Frost, M.D.	77	Director	2013
Jane H. Hsiao, Ph.D., MBA	66	Director	2005
Aftab R. Kherani, M.D.	40	Director	2013
Paul A. LaViolette	56	Director, Chairman of the Board	2013
David B. Milne	51	Director	2013
Richard C. Pfenniger, Jr.	58	Director	2005
Todd M. Pope	48	Chief Executive Officer, President, Director	2013
William N. Starling	60	Director	2013

Other Executive Officers
Richard M. Mueller	41	Chief Operating Officer
Joseph P. Slattery	49	Chief Financial Officer

(1)	Dennis Dougherty, Aftab Kherani, Paul LaViolette, David Milne and William Starling were members of the Board of Directors of TransEnterix Surgical prior to the Merger. TransEnterix Surgical is now a wholly owned subsidiary of the Company. Mr. Dougherty served as a director of TransEnterix Surgical from September 2010 until September 3, 2013. Dr. Kherani served as a director of TransEnterix Surgical from December 2012 until September 3, 2013. Mr. LaViolette served as a director and Chairman of the Board of TransEnterix Surgical from July 2011 until September 3, 2013. Mr. Milne served as a director of TransEnterix Surgical from December 2007 until September 3, 2013. Mr. Starling served as a director of TransEnterix Surgical from its founding in July 2006 until September 3, 2013. Under the Merger Agreement, at the time of the Merger on September 3, 2013, each of Messrs. Dougherty, LaViolette, Milne and Starling and Dr. Kherani became members of the Board of Directors of the Company and resigned as members of the Board of TransEnterix Surgical.

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

Paul A. LaViolette. Mr. LaViolette has served as Chairman of our Board since September 2013. Mr. LaViolette is Managing Partner and Chief Operating Officer at SV Life Sciences Fund IV, L.P. (SVLS), a medical device value fund. He joined SVLS in 2009 and has over 33 years of global medical technology management experience. Prior to joining SVLS, Mr. LaViolette was most recently Chief Operating Officer at Boston Scientific Corporation (BSC), an $8 billion medical device leader. During his 15 years at BSC, he served as COO, Group President, President-Cardiology and President-International. Mr. LaViolette integrated two dozen acquisitions and led extensive product development, operations and worldwide commercial organizations. Mr. LaViolette previously held marketing and general management positions at CR Bard, and various marketing roles at Kendall (Covidien). He currently serves on the boards of Baxano Surgical, Inc. and Thoratec Corporation, each of which are publicly held. Additionally, Mr. LaViolette serves on the boards of Cardiofocus, Inc., CardioKinetix, Inc., Coridea NC2, Inc., CSA Medical Inc., DC Devices Inc., Direct Flow Medical, Inc. and ValenTx, Inc., each of which are privately-held, as well as the Medical Device Manufacturers Association. Mr. LaViolette received his B.A. in Psychology from Fairfield University and his MBA from Boston College. Mr. LaViolette’s broad experience and many attributes qualify him to serve on our Board, and as the Chairman of our Board. Mr. LaViolette’s vast medical device operating experience makes him knowledgeable in the areas of product launches, new product development, clinical and regulatory affairs, plant management, quality systems, international sales and marketing, acquisitions and integrations and the analysis of investment opportunities.

David B. Milne. Mr. Milne is a Managing Partner of SVLS. He joined SVLS in 2005 and has 25 years of experience in the healthcare industry having worked at several leading public and private medical technology companies. From 1999 until joining SVLS in 2005, he held the position of Vice President of Corporate Business Development at BSC and was responsible for over 50 transactions totaling nearly $2 billion in acquisitions, equity investments and development partnerships. Mr. Milne currently sits on the board of AqueSys, Inc., Altura Medical, Inc., EBR Systems, Inc., Entellus Medical, Inc., ReShape Medical, Inc., and Spinal Kinetics, LLC. Previously Mr. Milne worked at Scimed Life Systems, Becton Dickinson and Parker Laboratories. He holds an MBA in Marketing/Finance from New York University and a BS in Biology from Rutgers University. The Board believes Mr. Milne brings his managerial, leadership and operational experience, particularly his acquisition, equity investment, licensing and collaboration experience to provide insights and substantial contributions to our Board.

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

Executive Officers (Non-Board Members)

Richard M. Mueller. Mr. Mueller has served as our Chief Operating Officer since September 3, 2013. Prior to the Merger he served as the Chief Operating Officer of TransEnterix Surgical from January 2013, after serving as its Chief Technology Officer from January 2011 until his appointment as Chief Operating Officer. Mr. Mueller oversees the innovation, development and research of TransEnterix’s technologies for minimally invasive surgery. He also directs the realization of new technologies to market through the sourcing and manufacturing process. A biomechanical engineer, who received his B.S. from Case Western Reserve University, Mr. Mueller previously served, from January 2005 until January 2011 as vice president of research and development at NuVasive Inc., a publicly-traded spinal device company. Prior thereto, he was director of research and product development at Theken Spine, a start-up later acquired by Integra Life Sciences. Mr. Mueller has participated in more than 100 medical device launches and has extensive experience in the medical device industry.

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

There have been no changes to the procedures by which interested parties may communicate with the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists the summary compensation of our named executive officers for the prior two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	Option Awards (2)			NonEquity Incentive Plan Compensation			Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Todd M. Pope President and Chief Executive Officer (3)	2013 2012	$ $	325,000 310,000	— —	— —	$ $	401,694 186,516	(4) (4)		$146,250 150,000	(5) (5)	— —	— —	$ $	872,944 646,516

Joseph P. Slattery, Executive Vice President, Chief Financial Officer (6)	2013		$69,103	$25,000	$1,430,000		—			—		—	—		$1,524,103

Richard M. Mueller, Chief Technology Officer and Chief Operating Officer	2013 2012	$ $	300,000 285,000	— —	— —	$	— 98,957	(7)	$ $	100,000 90,000	(5) (5)	— —	—	$ $	400,000 473,957

Jeffrey G. Spragens, former Chief Executive Officer and President (8)	2013 2012		— —	— —	— —	$ $	59,925 53,431	(9) (9)		— —		— —	— —	$ $	59,925 53,431

(1)	Represented grant of restricted stock units (RSUs) to Mr. Slattery upon his hiring. The RSU award vests in three equal installments on the first three anniversaries of the date of grant. If a change of control event (as defined in his RSU agreement) occurs and Mr. Slattery’s employment is terminated involuntarily within twelve months following the change in control, the vesting of his RSUs will accelerate.
(2)	The grant date fair values reported above for stock option awards to all named executive officers except Mr. Spragens were determined by taking into account the number of shares and exercise prices in respect of such stock option awards granted by TransEnterix Surgical, but do not give effect to the exchange ratio in the Merger. As a result of the Merger, the shares underlying the stock option awards are multiplied by the Merger exchange ratio of 1.1533 and the exercise prices of the stock option awards are divided by the exchange ratio, for purposes of calculating the number of shares of our common stock that each option award is now exercisable for and for calculating the corresponding exercise prices, respectively, following the Merger. Unless otherwise indicated, the number of shares underlying stock option awards and the exercise price for such stock options in this Form 10-K/A Amendment No. 2 have been adjusted to reflect the exchange ratio of 1.1533. For all stock options, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014.
(3)	Todd Pope became our President and Chief Executive Officer on September 3, 2013 in connection with the consummation of the Merger; prior thereto he was the president and chief executive officer of TransEnterix Surgical.
(4)	Mr. Pope was granted the following stock option awards in 2013 and 2012:

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

(5)	Represents bonuses paid under a TransEnterix Surgical incentive bonus plan. Mr. Pope and Mr. Mueller were eligible for awards under such plan during 2012 and 2013. The awards are based at target on a percent of base salary (50% for Mr. Pope and 40% for Mr. Mueller). Corporate performance goals were established by the Compensation Committee for each year and individual performance goals established for each of Mr. Pope and Mr. Mueller at the beginning of the plan year. For 2013, the corporate goals focused on successful consummation of a corporate finance transaction and achievement of product development milestones. The Compensation Committee reviews the self-evaluations by the applicable named executive officers at the end of each plan year, considers the CEO recommendations for all named executive officers other than the CEO, and determines the achievement of each performance goal in determining the actual bonus for each plan year. The bonus amounts for 2012 represent the bonus earned for and paid in 2012. In addition, during 2012, Mr. Pope was paid his 2011 incentive bonus of $116,250, and Mr. Mueller was paid his 2011 incentive bonus of $78,203. In the Current Report on Form 8-K filed on September 6, 2013, the amounts paid for both the 2011 and 2012 bonuses for Mr. Pope and Mr. Mueller were reported as bonus for 2012.
(6)	Mr. Slattery became our Executive Vice President and Chief Financial Officer on October 2, 2013.
(7)	Mr. Mueller was granted stock options on April 12, 2012 to purchase 2,465,126 shares of common stock at an exercise price of $0.07 per share; one-fourth of the shares underlying this award vested on February 2, 2013, and 1/48th of the shares underlying the full award vest each month thereafter for 36 months. The incremental fair value of stock options to purchase 532,602 shares granted to Mr. Mueller on February 9, 2011, repriced as of June 21, 2012, was $7,574.44.
(8)	Mr. Spragens was SafeStitch’s President and Chief Executive Officer until September 2, 2013. During 2012 and 2013, Mr. Spragens did not receive a salary for serving as SafeStitch’s President and Chief Executive Officer.
(9)	Mr. Spragens was granted stock options in February 2012 and April 2013 to purchase 100,000 and 150,000 shares of common stock at an exercise price of $0.65 and $0.45 per share, respectively. Each stock option was to vest in four equal installments on the first four anniversaries of the date of grant. At the time of the Merger, the unvested stock options accelerated and the exercise period for Mr. Spragens’ vested stock options was extended for one year following the closing date of the Merger.

Agreements with Named Executive Officers

Todd M. Pope. In connection with the Merger, TransEnterix assumed the offer letter from TransEnterix Surgical to Todd Pope dated June 9, 2008, which constituted an employment agreement with Mr. Pope. The employment agreement provides Mr. Pope with a base salary of $25,000 per month. Mr. Pope is eligible for a cash bonus of up to 50% of his base salary each year if milestones mutually agreed upon by Mr. Pope and the Company are met. The employment agreement gives the Board of Directors the discretion to increase Mr. Pope’s base salary and bonus. The employment agreement further provides that if Mr. Pope’s employment is terminated by TransEnterix without “cause” (as defined in the agreement) or if Mr. Pope experiences a “constructive termination” (as defined in the employment agreement) at the time of or within twelve (12) months following the close of a “change of control” (as defined in the employment agreement), Mr. Pope will receive, subject to signing a release of claims in favor of TransEnterix: (1) twelve months of Mr. Pope’s regular base salary; (2) target bonus for the year in which the change of control occurs; (3) full acceleration and vesting of Mr. Pope’s outstanding stock option granted following his start date in 2008 to purchase up to five percent of TransEnterix Surgical’s fully diluted capitalization following a Series A preferred financing (the Option) upon the date of termination; and (4) up to six months of reimbursement for premiums paid for COBRA coverage. The Option is fully vested as of the date of this Form 10-K/A Amendment No. 2.

The employment agreement with Mr. Pope also provides that if Mr. Pope’s employment is terminated by TransEnterix without “cause” or if Mr. Pope experiences a “constructive termination” at any other time, Mr. Pope will receive, subject to signing a release of claims in favor of TransEnterix: (1) six months of Mr. Pope’s regular base salary; (2) target bonus for the year in which the involuntary termination occurs; (3) full acceleration and vesting of the Option; and (4) up to six months of reimbursement for premiums paid for COBRA coverage. The Option is fully vested as of the date of this Form 10-K/A Amendment No. 2.

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

Under the employment agreement, Mr. Slattery will also be entitled to a stock option grant exercisable for 2.5 million shares of the Company’s common stock (the Fundraising Option Grant) following the successful closing of a Company fundraising in which at least $20.0 million in proceeds is raised for the Company and where at least 50% of the funds raised come from non-insiders (the Fundraising). The exercise price of Fundraising Option Grant shall be the fair market value of the Company’s common stock on the date of grant and such options will vest, if at all, 25% on the one (1) year anniversary of Mr. Slattery’s start date and thereafter will vest in thirty-six (36) equal monthly installments. Mr. Slattery will be prohibited from exercising any stock options for a period of six (6) months following the date of grant. In the event the Company is acquired or there is a change of control transaction prior to the Fundraising such that the Fundraising Option Grant is not able to be awarded and earned, Mr. Slattery shall be entitled to a grant of 1,000,000 RSUs (Secondary RSU Grant) which will vest, if at all, one-third (1/3) each year beginning one (1) year from the date of grant.

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

Equity Compensation Plan

The Company currently has one equity compensation plan under which it makes awards, the TransEnterix, Inc. 2007 Incentive Compensation Plan, as amended (the 2007 Plan). In connection with the Merger, SafeStitch assumed all of TransEnterix Surgical’s options that were issued and outstanding immediately prior to the Merger at the exchange ratio of 1.1533, which were exercisable, as of the Merger date, for approximately 15,680,775 shares of common stock. Such options were granted under the TransEnterix, Inc. 2006 Stock Plan (the 2006 Plan) which was assumed by the Company in the Merger. The 2006 Plan is maintained solely for the purpose of the stock options granted under the 2006 Plan that remain outstanding; no future awards are authorized to be made under the 2006 Plan. The 2007 Plan was originally approved by the Board and adopted by the majority of our stockholders on November 13, 2007. It was later amended and restated (and approved by the Board and approved by a majority of our stockholders on October 29, 2013) to increase the number of shares of common stock authorized under the 2007 Plan to 24,700,000 shares, and to make other changes. The 2007 Plan is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Company can issue stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards under the 2007 Plan.

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

Director Compensation

The following table lists the compensation paid during 2013 to the non-employee directors of the Company as of and after the effective date of the Merger:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total($)
Dennis J. Dougherty	—	—	—	—	—	—	—
Phillip Frost, M.D.(2)	—	—	—	—	—	—	—
Jane H. Hsiao, Ph.D., MBA(3)	—	—	80,220	—	—	—	80,220
Aftab R. Kherani, M.D.	—	—	—	—	—	—	—
Paul A. LaViolette	—	—	—	—	—	—	—
David B. Milne	—	—	—	—	—	—	—
Richard C. Pfenniger, Jr.(3)	—	—	10,028	—	—	—	10,028
William N. Starling	—	—	—	—	—	—	—

(1)	Prior to the effective date of the Merger, the Board of Directors of SafeStitch consisted of the following individuals, in addition to Jane H. Hsiao and Richard C. Pfenniger: Jeffrey G. Spragens, Charles J. Filipi, M.D., Chao C. Chen, Ph.D., Steven D. Rubin and Kevin T. Wayne, D.B.A. On April 23, 2013, in addition to amounts shown for Dr. Hsiao and Mr. Pfenniger, the non-employee directors of SafeStitch received the following stock option grants from SafeStitch as compensation: Dr. Chen, 20,000 options (value of $8,022); Mr. Rubin, 35,000 options (value of $14,039); and Mr. Wayne 20,000 options (value of $8,022). The exercise price for each option was $0.45 (fair market value on the date of grant) and the options vested in full on the first anniversary of the date of grant. The vesting of each of the non-employee director options, other than those held by Dr. Hsiao, was accelerated in connection with the closing of the Merger. For all stock options in the table and the footnotes, the option values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014.
(2)	On April 23, 2013, Dr. Frost received a stock option to acquire 100,000 shares of common stock from SafeStitch as compensation for serving as a consultant to SafeStitch prior to the Merger. The option value was $40,110, the exercise price was $0.45 per share and the options will vest on the first anniversary of the date of grant.
(3)	The stock option award to Dr. Hsiao vests on April 23, 2014. The vesting of the stock option award to Mr. Pfenniger was accelerated in full upon the consummation of the Merger.

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

	As of February 12, 2014
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percentage of Outstanding Common Shares (2)
Paul LaViolette (3)	34,002,689	13.9%
David Milne (4)	33,983,464	13.9%
William N. Starling (5)	28,165,414	11.5%
Jane H. Hsiao, Ph.D., MBA (6)(21)	24,476,151	9.9%
Phillip Frost, M.D. (7)(13)(21)	21,802,346	8.9%
Dennis J. Dougherty (8)	17,615,990	7.2%
Todd M. Pope (9)	4,040,187	1.7%
Richard M. Mueller (10)	1,756,923	*
Richard C. Pfenniger, Jr. (11)	357,000	*
Joseph P. Slattery	250,000	*
Aftab R. Kherani, M.D.	0	*
Jeffrey G. Spragens (12)	4,394,118	1.8%
All Executive Officers and Directors as a group (11 persons) (13)	132,466,700	52.2%
Frost Gamma Investments Trust (14)	21,542,346	8.8%
Aisling Capital III, L.P. (15)	36,490,260	14.9%
SV Life Sciences Fund (16)	33,983,464	13.9%
Synergy Life Science Partners, L.P. (17)	27,448,207	10.4%
StepStone Funds (18)	17,402,565	7.1%
Intersouth Partners VII, L.P. (19)	17,615,990	7.2%
Quaker Bioventures II, L.P (20)	12,582,848	5.2%

*	Less than 1%.
(1)	A person is deemed to be the beneficial owner of shares of Common Stock underlying options and warrants held by that person that are exercisable as of February 12, 2014 or that will become exercisable within 60 days thereafter.
(2)	Based on 244,272,728 shares of Common Stock outstanding as of February 12, 2014. Each beneficial owner’s percentage ownership is determined assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable as of February 12, 2014 or that will become exercisable within 60 days thereafter have been exercised into Common Stock. The additional shares resulting from such exercise are included in both the numerator and denominator for such beneficial owner for purposes of their calculation.
(3)	Includes 33,045,287 shares held by SV Life Sciences Fund IV, L.P. and 938,177 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. Paul LaViolette is a partner of SVLSF IV, LLC, a control person of both SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P. Also includes options to purchase 19,225 shares of Common Stock.
(4)	Includes 33,045,287 shares held by SV Life Sciences Fund IV, L.P. and 938,177 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. David Milne is a managing partner of SVLSF IV, LLC, a control person of both SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P.
(5)	Includes 25,487,597 shares of Common Stock held by Synergy Life Science Partners, L.P., and 1,960,610 shares of Common Stock held by Synecor, L.L.C. William N. Starling is a managing director of Synergy Life Science Partners, L.P. and the chief executive officer of Synecor, L.L.C. Also includes options to purchase 18,020 shares of Common Stock.
(6)	Includes options to purchase 375,000 shares of Common Stock, and warrants to acquire 2,000,000 shares of Common Stock. Dr. Hsiao’s Common Stock holdings also include beneficial ownership of shares held by Hsu Gamma Investments, L.P. (Hsu Gamma), which holds 6,288,470 shares of Common Stock. Dr. Hsiao is the general partner of Hsu Gamma.
(7)	Includes options to purchase 260,000 shares of Common Stock and beneficial ownership of shares held by Frost Gamma Investments Trust (see note 13).

(8)	Consists of 17,615,990 shares of Common Stock held by Intersouth Partners VII, L.P. Dennis Dougherty is a principal of a control person of Intersouth Partners VII, L.P.
(9)	Consists of options to purchase 4,040,187 shares of Common Stock.
(10)	Consists of options to purchase 1,756,923 shares of Common Stock.
(11)	Includes options to purchase 117,000 shares of Common Stock.
(12)	Includes 562,818 shares owned by the Joy Fowler Spragens Family Trust (the Spragens Trust), and 571,015 shares owned by RSLS Investments LLC (RSLS). The Spragens Trust is an irrevocable trust established by Joy Fowler Spragens, the spouse of Mr. Spragens, for the benefit of her descendants and relatives who are unrelated to Mr. Spragens. Although Mr. Spragens is the manager of RSLS, RSLS is 100% owned by his adult children. Accordingly, Mr. Spragens disclaims any beneficial ownership of the shares held by the Spragens Trust and RSLS. Also includes options to purchase 515,000 shares of common stock and warrants to purchase 200,000 shares of common stock.
(13)	Includes options to purchase 6,586,355 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock. Does not include shares owned by Mr. Spragens, as he was not an executive officer or director as of February 12, 2014.
(14)	Frost Gamma Investments Trust holds 20,542,346 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock. Dr. Phillip Frost is the trustee, and Frost Gamma Limited Partnership is the sole and exclusive beneficiary, of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(15)	The address of Aisling Capital III, LP is 888 Seventh Avenue, 30th Floor, New York, NY 10106. Based on information made available to the Company and on the Schedule 13D filings made by Aisling Capital III, LP, Steve Elms, Dennis Purcell and Andrew Schiff share voting and investment control over the shares of Common Stock held by Aisling Capital III, LP.
(16)	Consists of 33,045,287 shares held by SV Life Sciences Fund IV, L.P. and 938,177 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. The address of each of SV Life Sciences Fund IV, L.P., SV Life Sciences Fund IV Strategic Partners, L.P. and SVLSF IV, LLC, their control person, is One Boston Place Suite 3900, 201 Washington Street, Boston, MA 02108. David Milne, as managing partner of SV Life Sciences Fund IV, L.P., is deemed to have voting and investment control over the shares of Common Stock owned by such entity.
(17)	Consists of 25,487,597 shares of Common Stock held by Synergy Life Science Partners, L.P., and 1,960,610 shares of Common Stock held by Synecor, L.L.C. The address of each of Synergy Life Science Fund and Synecor, L.L.C. is 3284 Alpine Road, Portola Valley, CA 94028. Based on information made available to the Company and on the Schedule 13D filings made by these entities, William N. Starling, Richard S. Stack and Mudit K. Jain share voting and investment control over the shares of Common Stock held by such entities.
(18)	The address of the StepStone Funds is 4350 La Jolla Village Drive, Suite 800, San Diego, CA 92122. Based on information made available to the Company and on the Schedule 13G filings made by the StepStone Funds with the SEC with respect to the Company’s shares, the StepStone Funds consist of StepStone Pioneer Capital Buyout Fund II, L.P., StepStone Pioneer Capital II, L.P., and StepStone-SYN Investments, L.L.L.P.; no individuals are identified as having or sharing voting or investment control over the shares of Common Stock owned by the StepStone Funds.
(19)	The address of Intersouth Partners VII, L.P. is 102 City Hall Plaza, Suite 200, Durham, NC 27701. Based on information made available to the Company and on the Schedule 13G filings made by Intersouth Partners VII, L.P., Dennis J. Dougherty and Mitch Mumma share voting and investment power over the shares of Common Stock held by such entity.
(20)	The address of Quaker Bioventures II, L.P is 2929 Arch Street, Philadelphia, PA 19104. Based on the Schedule 13G filed by this entity on February 13, 2014, no individuals are identified as having or sharing voting or investment control over the shares of Common Stock held by such entity.
(21)	The address of this stockholder is 4400 Biscayne Blvd, Miami, FL 33137.

The Company is not aware of any arrangements with any of the foregoing stockholders or any other stockholder of the Company which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

Reference is made to Item 5 of the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014, for the table showing the securities authorized for issuance under the Company’s equity compensation plan.

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

SafeStitch entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost. The current rental payments under the Miami office lease, which commenced January 1, 2008, and expired on December 31, 2012, are approximately $12,000 per month and are currently on a month-to-month basis. The Company recorded $48,000 of rent expense related to the Miami lease for the year ended December 31, 2013.

Dr. Hsiao, Dr. Frost and former director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (NIMS), Aero Pharmaceuticals, Inc. (Aero), Tiger X Medical, Inc., formerly known as Cardo Medical, Inc. (Tiger X) and Tiger Media, Inc. (Tiger Media). Director Richard Pfenniger is also a shareholder of NIMS. During 2013 prior to the Merger, Mr. Martin served as the Chief Financial Officer and supervised the accounting staffs of NIMS and, until its dissolution, Aero, under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the three companies are shared. Aero has not participated in the cost sharing arrangement since June 30, 2011 and was dissolved in December 2011. Since December 2009, SafeStitch’s Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of NIMS and Tiger X. SafeStitch recorded reductions to SG&A costs and expenses for the years ended December 31, 2013 and 2012 of $31,000 and $60,000, respectively, to account for the sharing of accounting costs under this arrangement. SafeStitch recorded $158,000 and $145,000 of reductions to SG&A costs and expenses for the year ended December 31, 2013 and 2012, respectively, to account for the sharing of legal costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X and TigerMedia were approximately $14,000 and $59,000 as of December 31, 2013 and 2012, respectively.

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

On August 5, 2013, TransEnterix Surgical entered into a Note and Warrant Purchase Agreement with investment funds affiliated with Messrs. Dougherty, Kherani, LaViolette, Milne and Starling, each a director of TransEnterix Surgical, for the purchase and sale of subordinated convertible notes, together with other investors, in an aggregate amount of approximately $2,000,000. Each subordinated convertible promissory note was converted into shares of our Series B Preferred Stock upon the Closing Date of the Private Placement.

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

Audit Committee

The current members of the Company’s Audit Committee are Mr. Pfenniger, Dr. Kherani and Mr. Dougherty. Mr. Pfenniger serves as the Chair of the Audit Committee. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge of financial statements and general understanding of financial and reporting matters to allow each such member to serve on the Audit Committee.

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

Nominating Committee

The current members of the Company’s Nominating Committee are Dr. Hsaio, Chair, Mr. LaViolette and Mr. Milne. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge and skills to allow each such member to serve on the Nominating Committee, and qualifies as independent pursuant to NYSE MKT Rule 803.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements were filed as a part of the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss for each of the years in the two-year period ended December 31, 2013

Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit) for each of the years in the two-year period ended December 31, 2013

Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2013

(2) Consolidated Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014.

(3) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A Amendment No. 2.

Exhibit No.	Description

2.1 !	Agreement and Plan of Merger, dated as of August 13, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp. and TransEnterix, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

2.1(a) !	First Amendment to Agreement and Plan of Merger, dated as of August 30, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp and TransEnterix, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

3.2	Amended and Restated Bylaws of TransEnterix, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

4.1	Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein).

4.2	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

4.3	Specimen Certificate for Common Stock of TransEnterix, Inc. (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 333-193235, filed with the SEC on January 8, 2014 and incorporated by reference herein).

Exhibit No.	Description

4.4	Form of Common Stock Warrant (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein).

4.5	Form of Common Stock Warrant (filed as Exhibit A to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2013 and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated as of August 13, 2013, by and among SafeStitch Medical, Inc. and the Investor parties thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.2	Form of Lock-up and Voting Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.3	Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC (filed as Exhibit 10.5 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein).

10.4	Patent Assignment, dated as of June 26, 2009, by and between TransEnterix Surgical, Inc. and Synecor, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.5	Patent Acquisition and License Termination Agreement, dated as of June 26, 2009, by and among TransEnterix Surgical, Inc., Synecor, LLC and Barosense, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.6	Development and Supply Agreement, dated as of November 4, 2011, by and between TransEnterix Surgical, Inc. and Microline Surgical, Inc. (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein)

10.7	Loan and Security Agreement dated as of January 17, 2012, by and among the Registrant, Silicon Valley Bank and Oxford Finance LLC, as amended by the First Amendment to the Loan and Security Agreement, dated February 11, 2013 and Second Amendment to the Loan and Security Agreement, dated September 3, 2013, and associated notes and warrants issued by TransEnterix to Silicon Valley Bank and Oxford Finance LLC (filed as Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.7.1 *	Third Amendment to the Loan and Security Agreement, dated October 31, 2013, by and among the Registrant, Silicon Valley Bank and Oxford Finance LLC.

10.8 *	Amended and Restated Pre-Release Distribution Agreement, dated as of June 15, 2012, between TransEnterix Surgical, Inc. and Al Danah Medical Co. W.L.L.

10.9	Registration Rights Agreement, dated as of September 3, 2013, by and among the Company and the investors party thereto (filed as Exhibit 10.10 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.10 +	Offer letter, dated as of June 9, 2008, by and between the Registrant and Todd M. Pope (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.11 +	Offer letter, dated as of December 15, 2010, by and between the Registrant and Richard M. Mueller (filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

Exhibit No.	Description

10.12 +	Offer letter, dated September 12, 2013, by and between the Registrant and Joseph P. Slattery (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2013 and incorporated by reference herein).

10.12 +	Offer letter, dated as of August 30, 2013, by and between SafeStitch Medical, Inc. and Charles J. Filipi, M.D. (filed as Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.13 +	Offer letter, dated as of August 30, 2013, by and between SafeStitch Medical, Inc. and James J. Martin (filed as Exhibit 10.12 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.14 +	Amended and Restated TransEnterix, Inc. 2007 Incentive Compensation Plan (the 2007 Plan) (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-193234, filed with the SEC on January 8, 2014 and incorporated by reference herein).

10.15 +	Form of Employee Stock Option Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.16 +	Form of Employee Stock Option Agreement (performance stock options) pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.17 +	Form of Non-Employee Stock Option Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.18 +	Form of Restricted Stock Unit Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.19 +	Restricted Stock Unit Agreement, dated as of October 2, 2013, by and between the Company and Joseph P. Slattery (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.20	Note and Security Agreement, dated as of September 4, 2007, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 10, 2007 and incorporated by reference herein).

10.20.1	First Amendment to Note and Security Agreement, dated March 25, 2009, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009 and incorporated by reference herein).

10.20.2	Second Amendment to Note and Security Agreement, dated March 29, 2010, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and incorporated by reference herein).

10.20.3	Third Amendment to Note and Security Agreement, dated March 28, 2011, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011 and incorporated by reference herein).

10.20.4	Fourth Amendment to Note and Security Agreement, dated August 10, 2011, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011 and incorporated by reference herein).

10.21	Promissory Note of SafeStitch Medical, Inc. in favor of Hsu Gamma Investments, L.P (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 27, 2012 and incorporated by reference herein).

Exhibit No.	Description

10.22	Promissory Note of SafeStitch Medical, Inc. in favor of Frost Gamma Investments Trust (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013 and incorporated by reference herein).

10.23	Promissory Note of SafeStitch Medical, Inc. in favor of Jane Hsiao (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013 and incorporated by reference herein).

10.24	Form of Stock Purchase Agreement and Common Stock Warrant dated March 22, 2013 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2013 and incorporated by reference herein).

10.25 *	Lease Agreement, dated as of December 11, 2009, by and between TransEnterix Surgical, Inc. and GRE Keystone Technology Park Three LLC.

10.25.1 *	Lease Modification Agreement No. 1, dated as of May 4, 2010, by and between TransEnterix Surgical, Inc. and GRE Keystone Technology Park Three LLC.

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant’s website – see Item 1. “BUSINESS – Available Information.”)

21.1	Subsidiaries of the Registrant (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

23.1	Consent of BDO USA, LLP (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

101.INS	XBRL Instance Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

!	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
+	A management contract, compensatory plan or arrangement required to be separately identified.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2014

TransEnterix, Inc.

By:	/s/ Todd M. Pope
Todd M. Pope
President, Chief Executive Officer and a Director (principal executive officer)

By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)