Form 10-K/A
period 2013-12-31
TRANSENTERIX INC.
filed 2014-04-02
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

The number of shares outstanding of the registrant’s common stock, as of March 28, 2014 was 244,276,923. This number does not reflect the 1-for-5 reverse stock split effected by the Registrant on March 31, 2014.

TRANSENTERIX, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on March 5, 2014 and amended by Amendment No. 1 to the Form 10-K filed on March 14, 2014 and further amended by Amendment No. 2 to the Form 10-K filed on March 31, 2014. We refer to the Annual Report on Form 10-K, the Amendment No. 1 to the Form 10-K and Amendment No. 2 to the Form 10-K as the “Original Filing” in this Form 10-K/A Amendment No. 3. We are filing this Form 10-K/A Amendment No. 3 to revise the certifications filed as Exhibits 31.1 and 31.2 as required by Exchange Act Rule 13a-14(a) and Item 601(b)(31)(i) of Regulation S-K. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates respectively filed.

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (SafeStitch) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. In this Form 10-K/A Amendment No. 3, when we refer to the registrant as a combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, we use the terms “TransEnterix,” the “Company,” “we,” “us,” and “ours”. When we refer to the historic business, operations and corporate status of the parent in the Merger we use the term “SafeStitch” and when we refer to the historic business, operations and corporate status of the subsidiary in the Merger, we use the term “TransEnterix Surgical.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A Amendment No. 3 contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to those set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014.

ii

PART I

ITEM 1.	BUSINESS

Overview of Corporate Structure

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (SafeStitch) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. In this Form 10-K/A Amendment No. 3, when we refer to the registrant as a combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, we use the terms “TransEnterix,” the “Company,” “we,” “us,” and “ours”. When we refer to the historic business, operations and corporate status of the parent in the Merger we use the term “SafeStitch” and when we refer to the historic business, operations and corporate status of the subsidiary in the Merger, we use the term “TransEnterix Surgical.”

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

All references to share amounts in this Form 10-K/A Amendment No. 3 have been retroactively adjusted to reflect the impact of the Exchange Ratio.

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

Accounting Treatment

The Merger is treated as a reverse acquisition of SafeStitch for financial accounting and reporting purposes. As such, TransEnterix Surgical is treated as the acquirer for accounting and financial reporting purposes while SafeStitch is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the assets and liabilities and the historical operations that are reflected in this Form 10-K/A Amendment No. 3 and will be reflected in the Company’s future financial statements filed with the SEC will be those of TransEnterix Surgical, and SafeStitch assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of TransEnterix Surgical.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our “Risk Factors” and our consolidated financial statements and the related notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014. The following discussion contains forward-looking statements. See cautionary note regarding “Forward-Looking Statements” at the beginning of this Form 10-K/A Amendment No. 3.

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

There have been no changes to the procedures by which interested parties may communicate with the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists the summary compensation of our named executive officers for the prior two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	Option Awards (2)			NonEquity Incentive Plan Compensation			Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Todd M. Pope President and Chief Executive Officer (3)	2013 2012	$ $	325,000 310,000	— —	— —	$ $	401,694 186,516	(4) (4)		$146,250 150,000	(5) (5)	— —	— —	$ $	872,944 646,516

Joseph P. Slattery, Executive Vice President, Chief Financial Officer (6)	2013		$69,103	$25,000	$1,430,000		—			—		—	—		$1,524,103

Richard M. Mueller, Chief Technology Officer and Chief Operating Officer	2013 2012	$ $	300,000 285,000	— —	— —	$	— 98,957	(7)	$ $	100,000 90,000	(5) (5)	— —	—	$ $	400,000 473,957

Jeffrey G. Spragens, former Chief Executive Officer and President (8)	2013 2012		— —	— —	— —	$ $	59,925 53,431	(9) (9)		— —		— —	— —	$ $	59,925 53,431

(1)	Represented grant of restricted stock units (RSUs) to Mr. Slattery upon his hiring. The RSU award vests in three equal installments on the first three anniversaries of the date of grant. If a change of control event (as defined in his RSU agreement) occurs and Mr. Slattery’s employment is terminated involuntarily within twelve months following the change in control, the vesting of his RSUs will accelerate.
(2)	The grant date fair values reported above for stock option awards to all named executive officers except Mr. Spragens were determined by taking into account the number of shares and exercise prices in respect of such stock option awards granted by TransEnterix Surgical, but do not give effect to the exchange ratio in the Merger. As a result of the Merger, the shares underlying the stock option awards are multiplied by the Merger exchange ratio of 1.1533 and the exercise prices of the stock option awards are divided by the exchange ratio, for purposes of calculating the number of shares of our common stock that each option award is now exercisable for and for calculating the corresponding exercise prices, respectively, following the Merger. Unless otherwise indicated, the number of shares underlying stock option awards and the exercise price for such stock options in this Form 10-K/A Amendment No. 3 have been adjusted to reflect the exchange ratio of 1.1533. For all stock options, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014.
(3)	Todd Pope became our President and Chief Executive Officer on September 3, 2013 in connection with the consummation of the Merger; prior thereto he was the president and chief executive officer of TransEnterix Surgical.
(4)	Mr. Pope was granted the following stock option awards in 2013 and 2012:

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

Agreements with Named Executive Officers

Todd M. Pope. In connection with the Merger, TransEnterix assumed the offer letter from TransEnterix Surgical to Todd Pope dated June 9, 2008, which constituted an employment agreement with Mr. Pope. The employment agreement provides Mr. Pope with a base salary of $25,000 per month. Mr. Pope is eligible for a cash bonus of up to 50% of his base salary each year if milestones mutually agreed upon by Mr. Pope and the Company are met. The employment agreement gives the Board of Directors the discretion to increase Mr. Pope’s base salary and bonus. The employment agreement further provides that if Mr. Pope’s employment is terminated by TransEnterix without “cause” (as defined in the agreement) or if Mr. Pope experiences a “constructive termination” (as defined in the employment agreement) at the time of or within twelve (12) months following the close of a “change of control” (as defined in the employment agreement), Mr. Pope will receive, subject to signing a release of claims in favor of TransEnterix: (1) twelve months of Mr. Pope’s regular base salary; (2) target bonus for the year in which the change of control occurs; (3) full acceleration and vesting of Mr. Pope’s outstanding stock option granted following his start date in 2008 to purchase up to five percent of TransEnterix Surgical’s fully diluted capitalization following a Series A preferred financing (the Option) upon the date of termination; and (4) up to six months of reimbursement for premiums paid for COBRA coverage. The Option is fully vested as of the date of this Form 10-K/A Amendment No. 3.

The employment agreement with Mr. Pope also provides that if Mr. Pope’s employment is terminated by TransEnterix without “cause” or if Mr. Pope experiences a “constructive termination” at any other time, Mr. Pope will receive, subject to signing a release of claims in favor of TransEnterix: (1) six months of Mr. Pope’s regular base salary; (2) target bonus for the year in which the involuntary termination occurs; (3) full acceleration and vesting of the Option; and (4) up to six months of reimbursement for premiums paid for COBRA coverage. The Option is fully vested as of the date of this Form 10-K/A Amendment No. 3.

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

(3) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A Amendment No. 3.

Exhibit No.	Description

2.1 !	Agreement and Plan of Merger, dated as of August 13, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp. and TransEnterix, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

2.1(a) !	First Amendment to Agreement and Plan of Merger, dated as of August 30, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp and TransEnterix, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TransEnterix, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

4.1	Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein).

4.2	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

4.3	Specimen Certificate for Common Stock of TransEnterix, Inc. (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 333-193235, filed with the SEC on January 8, 2014 and incorporated by reference herein).

Exhibit No.	Description

4.4	Form of Common Stock Warrant (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein).

4.5	Form of Common Stock Warrant (filed as Exhibit A to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2013 and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated as of August 13, 2013, by and among SafeStitch Medical, Inc. and the Investor parties thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.2	Form of Lock-up and Voting Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.3	Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC (filed as Exhibit 10.5 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 29, 2008 and incorporated by reference herein).

10.4	Patent Assignment, dated as of June 26, 2009, by and between TransEnterix Surgical, Inc. and Synecor, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.5	Patent Acquisition and License Termination Agreement, dated as of June 26, 2009, by and among TransEnterix Surgical, Inc., Synecor, LLC and Barosense, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.6	Development and Supply Agreement, dated as of November 4, 2011, by and between TransEnterix Surgical, Inc. and Microline Surgical, Inc. (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein)

10.7	Loan and Security Agreement dated as of January 17, 2012, by and among the Registrant, Silicon Valley Bank and Oxford Finance LLC, as amended by the First Amendment to the Loan and Security Agreement, dated February 11, 2013 and Second Amendment to the Loan and Security Agreement, dated September 3, 2013, and associated notes and warrants issued by TransEnterix to Silicon Valley Bank and Oxford Finance LLC (filed as Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.7.1	Third Amendment to the Loan and Security Agreement, dated October 31, 2013, by and among the Registrant, Silicon Valley Bank and Oxford Finance LLC (filed as Exhibit 10.7.1 to Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and incorporated herein by reference).

10.8	Amended and Restated Pre-Release Distribution Agreement, dated as of June 15, 2012, between TransEnterix Surgical, Inc. and Al Danah Medical Co. W.L.L. (filed as Exhibit 10.8 to Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, and incorporated herein by reference).

10.9	Registration Rights Agreement, dated as of September 3, 2013, by and among the Company and the investors party thereto (filed as Exhibit 10.10 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.10 +	Offer letter, dated as of June 9, 2008, by and between the Registrant and Todd M. Pope (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.11 +	Offer letter, dated as of December 15, 2010, by and between the Registrant and Richard M. Mueller (filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

Exhibit No.	Description

10.12 +	Offer letter, dated September 12, 2013, by and between the Registrant and Joseph P. Slattery (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2013 and incorporated by reference herein).

10.12 +	Offer letter, dated as of August 30, 2013, by and between SafeStitch Medical, Inc. and Charles J. Filipi, M.D. (filed as Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.13 +	Offer letter, dated as of August 30, 2013, by and between SafeStitch Medical, Inc. and James J. Martin (filed as Exhibit 10.12 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.14 +	Amended and Restated TransEnterix, Inc. 2007 Incentive Compensation Plan (the 2007 Plan) (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-193234, filed with the SEC on January 8, 2014 and incorporated by reference herein).

10.15 +	Form of Employee Stock Option Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.16 +	Form of Employee Stock Option Agreement (performance stock options) pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.17 +	Form of Non-Employee Stock Option Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.18 +	Form of Restricted Stock Unit Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.19 +	Restricted Stock Unit Agreement, dated as of October 2, 2013, by and between the Company and Joseph P. Slattery (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.20	Note and Security Agreement, dated as of September 4, 2007, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 10, 2007 and incorporated by reference herein).

10.20.1	First Amendment to Note and Security Agreement, dated March 25, 2009, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009 and incorporated by reference herein).

10.20.2	Second Amendment to Note and Security Agreement, dated March 29, 2010, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and incorporated by reference herein).

10.20.3	Third Amendment to Note and Security Agreement, dated March 28, 2011, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011 and incorporated by reference herein).

10.20.4	Fourth Amendment to Note and Security Agreement, dated August 10, 2011, by and among the Registrant, SafeStitch LLC, The Frost Group, LLC and Jeffrey G. Spragens (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011 and incorporated by reference herein).

10.21	Promissory Note of SafeStitch Medical, Inc. in favor of Hsu Gamma Investments, L.P (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 27, 2012 and incorporated by reference herein).

Exhibit No.	Description

10.22	Promissory Note of SafeStitch Medical, Inc. in favor of Frost Gamma Investments Trust (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013 and incorporated by reference herein).

10.23	Promissory Note of SafeStitch Medical, Inc. in favor of Jane Hsiao (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013 and incorporated by reference herein).

10.24	Form of Stock Purchase Agreement and Common Stock Warrant dated March 22, 2013 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2013 and incorporated by reference herein).

10.25	Lease Agreement, dated as of December 11, 2009, by and between TransEnterix Surgical, Inc. and GRE Keystone Technology Park Three LLC (filed as Exhibit 10.25 to Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and incorporated herein by reference).

10.25.1	Lease Modification Agreement No. 1, dated as of May 4, 2010, by and between TransEnterix Surgical, Inc. and GRE Keystone Technology Park Three LLC (filed as Exhibit 10.25.1 to Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and incorporated herein by reference).

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant’s website – see Item 1. “BUSINESS – Available Information.”)

21.1	Subsidiaries of the Registrant (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

23.1	Consent of BDO USA, LLP (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

101.INS	XBRL Instance Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

!	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
+	A management contract, compensatory plan or arrangement required to be separately identified.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A Amendment No. 3 to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2014

TransEnterix, Inc.

By:	/s/ Todd M. Pope
Todd M. Pope
President, Chief Executive Officer and a Director (principal executive officer)

By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)