Form 10-Q
period 2014-03-31
TRANSENTERIX INC.
filed 2014-05-08
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 0-19437

TRANSENTERIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2962080
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

635 Davis Drive, Suite 300, Morrisville, NC	27560
(Address of principal executive offices)	(Zip code)

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

Yes ☐    No ☒

62,965,255 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 7, 2014.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 5, 2014 and the Form 10-K/A filed on April 2, 2014, and other filings we make with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we”, “our”, “us”, or the “Company” refer to TransEnterix, Inc. and the combined enterprise of SafeStitch Medical, Inc. and TransEnterix Surgical, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Sales	$93	$329

Operating Expenses
Cost of goods sold	220	882
Research and development	5,011	2,781
Sales and marketing	406	512
General and administrative	1,614	685
Total Operating Expenses	7,251	4,860

Operating Loss	(7,158)	(4,531)

Other Expense
Interest expense, net	(321)	(246)

Total Other Expense, net	(321)	(246)

Net Loss	$(7,479)	$(4,777)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(7,479)	$(4,777)

Net loss per share - basic and diluted	$(0.15)	$(4.43)

Weighted average common shares outstanding - basic and diluted	48,850	1,078

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,160	$10,014
Short-term investments	4,469	6,191
Accounts receivable, net	52	188
Interest receivable	73	68
Inventory, net	651	701
Other current assets	771	593
Total Current Assets	10,176	17,755

Restricted cash	250	375
Property and equipment, net	1,891	1,864
Intellectual property, net	2,616	2,741
Trade names, net	9	10
Goodwill	93,842	93,842
Other long term assets	105	127
Total Assets	$108,889	$116,714

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,858	$1,804
Accrued expenses	1,531	1,406
Note payable - current portion	3,965	3,879
Total Current Liabilities	7,354	7,089

Long Term Liabilities
Note payable - less current portion	3,578	4,602

Total Liabilities	10,932	11,691
Commitments and Contingencies

Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2014 and December 31, 2013; 48,855,255 and 48,841,417 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	49	49
Additional paid-in capital	203,651	203,238
Accumulated deficit	(105,743)	(98,264)

Total Stockholders’ Equity	97,957	105,023

Total Liabilities and Stockholders’ Equity	$108,889	$116,714

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	48,842	$49	$203,238	$(98,264)	$105,023
Stock-based compensation	-	-	405	-	405
Exercise of stock options	13	-	8	-	8
Net loss	-	-	-	(7,479)	(7,479)
Balance, March 31, 2014	48,855	$49	$203,651	$(105,743)	$97,957

See accompanying notes to consolidated financial statements.

(1) Adjusted for 1:5 reverse stock split on March 31, 2014.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(7,479)	$(4,777)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	286	352
Amortization of debt issuance costs	22	27
Stock-based compensation	405	65
Changes in operating assets and liabilities:
Accounts receivable	136	281
Interest receivable	(5)	16
Inventory	50	(109)
Other current and long term assets	(178)	(52)
Restricted cash	125	-
Accounts payable	54	410
Accrued expenses	125	192
Net cash and cash equivalents used in operating activities	(6,459)	(3,595)

Investing Activities
Proceeds from sale and maturities of investments	1,722	907
Purchase of property and equipment	(187)	(69)
Net cash and cash equivalents provided by investing activities	1,535	838

Financing Activities
Payment of debt	(938)	-
Proceeds from exercise of stock options	8	-
Net cash and cash equivalents used in financing activities	(930)	-
Net decrease in cash and cash equivalents	(5,854)	(2,757)
Cash and Cash Equivalents, beginning of period	10,014	8,896
Cash and Cash Equivalents, end of period	$4,160	$6,139

Supplemental Disclosure for Cash Flow Information
Interest paid	$179	$190

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Description of Business

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (“SafeStitch”) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (“TransEnterix Surgical”) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (“the Merger”). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, the term “SafeStitch” refers to the historic business of SafeStitch Medical, Inc. prior to the Merger, and the term “TransEnterix Surgical” refers to the historic business of TransEnterix Surgical, Inc. prior to the Merger.

Pursuant to an Agreement and Plan of Merger dated August 13, 2013, and amended by a First Amendment dated August 30, 2013 (collectively, the “Merger Agreement”), each share of TransEnterix Surgical’s capital stock issued and outstanding immediately preceding the Merger was converted into the right to receive 1.1533 shares (“the Exchange Ratio”) of SafeStitch’s common stock, par value $0.001 per share, other than those shares of TransEnterix Surgical’s common stock held by non-accredited investors, which shares were instead converted into the right to receive an amount in cash per share of SafeStitch common stock equal to $1.08, without interest, which was the volume-weighted average price of a share of SafeStitch common stock on the OTCBB for the 60-trading day period ended on August 30, 2013 (one business day prior to the effective date of the Merger). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, SafeStitch assumed all of TransEnterix Surgical’s options and warrants issued and outstanding immediately prior to the Merger at the same Exchange Ratio. Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, the Company issued an aggregate of 21,109,949 shares of the Company’s common stock as Merger consideration and paid $293,000 to unaccredited investors in lieu of common stock.

In connection with the Merger, on September 3, 2013, the Company consummated a private placement (the “Private Placement”) transaction in which it issued and sold shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) to provide funding to support the Company’s operations following the Merger. The Private Placement was done pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”), the majority of which were considered related parties as existing investors in SafeStitch and TransEnterix Surgical, pursuant to which the Investors agreed to purchase an aggregate of 7,544,704.4 shares of the Series B Preferred Stock, each share of which was convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In accordance with the Purchase Agreement, the Company issued and sold an additional 25,000 shares of Series B Preferred Stock on September 17, 2013. Proceeds from the issuance of the Series B Preferred Stock, net of issuance costs, were $28.2 million.

On December 6, 2013, the Company filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate”) to change its name to TransEnterix, Inc. and to increase the authorized shares of common stock from 225,000,000 to 750,000,000. In accordance with the terms of the Certificate of Designation of Series B Preferred Stock, each outstanding share of Series B Preferred Stock automatically converted into two shares of the Company’s common stock upon the filing of the Restated Certificate. An aggregate of 15,139,406 shares of common stock were issued in the conversion of the Series B Preferred Stock.

The Company is a medical device company that is focused on the development and future commercialization of a robotic assisted surgical system called the SurgiBot™ System (“the SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System would allow for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once in the body. The SurgiBot System also integrates three-dimensional (“3-D”) high definition vision technology. The Company has commercialized the SPIDER ® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilizes flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). The Company also manufactures multiple instruments that can be deployed using the SPIDER System currently, and which are being adapted for use with the SurgiBot System.

Prior to the Merger, SafeStitch was focused on developing its Gastroplasty Device for the treatment of obesity, gastroesophageal reflux disease (“GERD”) and Barrett’s Esophagus. SafeStitch has developed other surgical devices, including the SMART Dilator™, to be utilized in treating obesity, GERD and esophageal strictures. SafeStitch also developed and was commercializing a surgical stapler called the AMID™ Hernia Fixation Device. On a going-forward basis, the Company intends to continue to develop the Gastroplasty Device for the treatment of obesity. The Company has discontinued sales of the AMID Hernia Fixation Device.

The Company operates in one business segment.

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; our ability to raise additional capital; our ability to successfully develop, clinically test and commercialize our products; the timing and outcome of the regulatory review process for our products; changes in the health care and regulatory environments of the United States and other countries in which we intend to operate; our ability to attract and retain key management, marketing and scientific personnel; competition from new entrants; our ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution company; and our ability to identify and pursue development of additional products.

2.            Summary of Significant Accounting Policies

Basis of presentation

The Company has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to inventory valuation, stock-based compensation, accrued expenses and income tax valuation. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 5, 2014 and its Form 10-K/A filed with the SEC on April 2, 2014. There have been no material changes in any of our accounting policies since December 31, 2013.

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

Stock Split

On March 31, 2014, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 5 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s issued and outstanding stock decreased from 244,276,923 to 48,855,255 shares of common stock, all with a par value of $.001. All information related to common stock, stock options, RSUs, warrants and earnings per share for prior periods has been retroactively adjusted to give effect to the Reverse Stock Split.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at March 31, 2014 or December 31, 2013.

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

3.             Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014 as the Company incurred losses for the three month period ended March 31, 2014 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Due to the Company’s history of losses, there is not sufficient evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the net deferred tax assets have been reduced by a full valuation allowance. Therefore, no federal or state income taxes are expected and none have been recorded at this time.

The Company’s effective tax rate for each of the three month periods ended March 31, 2014 and 2013 was 0%. At March 31, 2014, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

4.            Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended March 31, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

5.            Cash and Cash Equivalents, Restricted Cash and Short-Term Investments

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

Restricted cash consisting of a money market account used as collateral securing a letter of credit under the terms of the corporate office operating lease that commenced in 2010 was $250,000 and $375,000 as of March 31, 2014 and 2013, respectively.

The Company’s investments consist of corporate bonds and are classified as available for sale. Investments classified as available for sale are measured at fair value, and net unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) on the balance sheet until realized. Realized gains and losses on sales of investment securities are determined based on the specific-identification method and are recorded in interest and other income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest expense, net. Related unrealized gains and losses were not material as of March 31, 2014 and December 31, 2013. There have been no unrealized gains or losses reclassified to accumulated other comprehensive income.

Cash, cash equivalents, restricted cash, and short-term investments consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
	(In thousands)
Cash	$1,403	$930
Money market	2,757	9,084
Total cash and cash equivalents	$4,160	$10,014

Corporate bonds	$4,469	$6,191
Total short-term investments	$4,469	$6,191

Total restricted cash	$250	$375

Total	$8,879	$16,580

6.            Fair Value

The Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents. ASC 820-10, “Fair Value Measurement Disclosure,” requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2014
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	March 31, 2014

Assets measured at fair value
Cash and cash equivalents	$4,160	$-	$-	$4,160
Restricted cash	250	-	-	250
Short term investments	-	4,469	-	4,469

Total assets measured at fair value	$4,410	$4,469	$-	$8,879

	December 31, 2013
	(In thousands)
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013

Assets measured at fair value
Cash and cash equivalents	$10,014	$-	$-	$10,014
Restricted cash	375	-	-	375
Short term investments	-	6,191	-	$6,191

Total assets measured at fair value	$10,389	$6,191	$-	$16,580

7.            Investments

The aggregate fair values of investment securities along with unrealized gains and losses determined on an individual investment security basis are as follows:

	(In thousands)
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
March 31, 2014 (unaudited)
Corporate bonds	$4,469	$-	$-	$4,469

December 31, 2013
Corporate bonds	$6,191	$-	$-	$6,191

None of the securities have contractual maturities of more than one year and therefore do not have continuous unrealized losses greater than 12 months.

8.            Inventories

The following table presents the components of inventories:

	March 31,	December 31,
	2014	2013
	(In thousands)
	(unaudited)
Finished goods	$878	$896
Reserve for excess and obsolete inventory	(227)	(195)
Total inventories	$651	$701

9.            Goodwill and Intangible Assets

The following table presents the carrying value of the components of goodwill and intangible assets at the balance sheet dates:

	March 31,	December 31,
	2014	2013
	(In thousands)
	(unaudited)
Goodwill	$93,842	$93,842

Intangible assets:
Intellectual property	$5,000	$5,000
Trade names	10	10
Amortization of intangible assets	(2,385)	(2,259)
Total intangible assets	$2,625	$2,751

10.           Accrued Expenses

The following table presents the components of accrued expenses:

	March 31,	December 31,
	2014	2013
	(In thousands)
	(unaudited)
Vacation	$331	$219
Consulting	218	102
Bonus	194	519
Interest	185	62
Legal and professional fees	172	99
Vendors	126	126
Corporate credit card	119	56
Other	186	223
Total accrued expenses	$1,531	$1,406

11.           Notes Payable

On January 17, 2012, TransEnterix Surgical entered into a loan and security agreement (the “SVB-Oxford LSA”) with Silicon Valley Bank and Oxford Finance LLC (collectively, the “Lenders”). The terms of the agreement provide for two term loans in aggregate of $10,000,000 comprised of a $4,000,000 term loan and a $6,000,000 term loan. In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility. The Second and Third Amendment to the SVB-Oxford LSA, dated as of September 3, 2013 and October 31, 2013, respectively, amend the SVB-Oxford LSA among the Lenders and the Company (as so amended, the “Amended Loan Agreement”). The Amended Loan Agreement evidences a term loan, which will mature on January 1, 2016 (the “Term Loan”). The following table presents the components of long-term debt:

The following table presents the components of long-term debt:

March 31,
2014
(In thousands)
(unaudited)

Total long-term debt	$7,543
Less: Current portion of long-term debt	3,965
Total long-term debt, net of current portion	$3,578

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

In conjunction with the SVB-Oxford LSA, TransEnterix Surgical issued the Lenders warrants to purchase 1,397,939 shares of the Series B-1 Convertible Preferred Stock. The warrants were issued on January 17, 2012 and December 12, 2012 with an initial exercise price of $0.29 per share and expire on January 16, 2022. The warrants were recorded at fair value as a liability on the Company’s balance sheet on the date of issuance and are revalued as of each balance sheet date. The warrants converted to common stock warrants on the Merger date, adjusted based on the Exchange Ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital (see Note 14 Warrants).

12.          Stock-Based Compensation

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

The 2007 Plan was approved by the majority of the SafeStitch’s stockholders on November 13, 2007. The 2007 Plan was amended on June 19, 2012 to increase the number of shares of common stock available for issuance to 1,000,000 and was amended on October 29, 2013 to (a) increase the number of shares of common stock authorized for issuance under the 2007 Plan from 1,000,000 shares of common stock to 4,940,000 shares of common stock, (b) increase the per-person award limitations for options or stock appreciation rights from 200,000 to 1,000,000 shares and for restricted stock, deferred stock, performance shares and/or other stock-based awards from 100,000 to 500,000 shares provided, and (c) change the name of the 2007 Plan to reflect the change to the TransEnterix 2007 Incentive Compensation Plan. Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

The 2006 Plan was adopted in September 2006 and provided for the granting of up to 80,000 stock options to employees, directors, and consultants. Under the 2006 Plan, both employees and non-employees were eligible for such stock options. In 2009, the 2006 Plan was amended to increase the total options pool to 1,110,053. In 2011, the 2006 Plan was amended to increase the total options pool to 3,378,189. The Board of Directors had the authority to administer the plan and determine, among other things, the exercise price, term and dates of the exercise of all options at their grant date. Under the 2006 Plan, options become vested generally over four years, and expire not more than 10 years after the date of grant. As part of the Merger, options outstanding under the 2006 Plan were adjusted by the Conversion Ratio, and remain in existence as options in the combined entity.

During the three months ended March 31, 2014 and 2013, the Company recognized $279,000 and $65,000, respectively, of stock-based compensation expense.

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

The Company is also required to estimate the fair value of the common stock underlying the stock-based awards when performing the fair value calculations with the Black-Schole-Merton model. The fair value of the common stock underlying the stock-based awards for the common stock before the Company was public was estimated on each grant date by the Board of Directors, with input from management. The Board of Directors is comprised of a majority of non-employee directors with significant experience in the medical device industry. Given the absence of a public trading market of the Company’s common stock prior to the Merger, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the common stock, including among other things, the rights, preferences and privileges of the redeemable convertible preferred stock, business performance, present value of future cash flows, likelihood of achieving a liquidity event, illiquidity of the Company’s capital stock, management experience, stage of development, industry information and macroeconomic conditions. In addition, the Board of Directors utilized independent valuations performed by an unrelated third-party specialist to assist with the valuation of the common stock; however, the Company and the Board of Directors have assumed full responsibility for the estimates. The Board of Directors utilized the fair values of the common stock derived in the third-party valuations to set the exercise price for options granted prior to the Merger in fiscal year 2013.

The following table summarizes the Company’s stock option activity, including grants to non-employees, for the year ended December 31, 2013 and the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Options outstanding at December 31, 2012	2,584,553	$0.40	8.70
Options assumed through merger with SafeStitch	709,550	3.75
Granted	603,139	2.20
Cancelled	(6,129)	0.40
Exercised	(68,227)	0.80

Options outstanding at December 31, 2013	3,822,887	$1.30	7.95
Granted	787,300	8.11
Cancelled	(11,536)	0.35
Exercised	(13,838)	0.52
Options outstanding at March 31, 2014	4,584,813	$2.47	7.83

The following table summarizes information about stock options outstanding at March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Exercisable at March 31, 2014	2,132,813	$1.44	6.51
Vested or expected to vest at March 31, 2014	4,372,135	$2.30	7.75

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2014 was approximately $32 million, $17 million, and $31 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2014 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date.

The following table summarizes the unvested stock option activity:

		Weighted-Average
	Number of Shares	Fair Value
Unvested options at December 31, 2012	1,707,536	$0.40
Unvested options assumed through merger with SafeStitch	223,200	2.45
Granted	603,139	0.95
Vested	(711,818)	1.25
Forfeited	(5,490)	0.20

Unvested options at December 31, 2013	1,816,566	$1.10
Granted	787,300	3.10
Vested	(132,971)	.85
Forfeited	(84)	.20

Unvested options at March 31, 2014	2,470,811	$1.72

The Company granted 787,300 and 603,139 options to employees and nonemployees during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, with a weighted-average grant date fair value of $3.10 and $0.95, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2014 and the year ended December 31, 2013 was approximately $555,166 and $347,593, respectively.

13.          Restricted Stock Units

In 2013, the Company issued 210,000 Restricted Stock Units (“RSUs”) to certain employees which vest over three years. By their terms, the RSUs become immediately vested upon the earlier of (i) a change of control and (ii) defined vesting dates, subject to the continuous service with the Company at the applicable vesting event. When vested, the RSUs represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The fair value of each RSU is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to RSUs and awards is recognized over the requisite service period as adjusted for estimated forfeitures. As of March 31, 2014, the RSUs were unvested.

For the three months ended March 31, 2014, the Company recorded $126,000 in compensation expense for the RSUs. As of March 31, 2014, the unrecognized stock-based compensation expense related to unvested RSUs was approximately $1.26 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

14.          Warrants

On March 22, 2013, SafeStitch entered into a stock purchase agreement with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors purchased an aggregate of approximately 2,420,000 shares of common stock at a price of $1.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 1,209,600 common shares, representing one warrant for every two common shares purchased, with an exercise price of $1.65 per share and five year expiration. The 2013 PIPE Investors included related parties who purchased 1.28 million shares and received 640,000 warrants. There were approximately 1.2 million warrants outstanding that were assumed as of the Merger. During the year ended December 31, 2013, 54,000 warrants were exercised. No warrants were exercised during the three months ended March 31, 2014.

On January 17, 2012, TransEnterix Surgical entered into the SVB-Oxford LSA with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”). Pursuant to this agreement, TransEnterix Surgical issued preferred stock warrants to SVB and Oxford on January 17, 2012 and December 21, 2012, respectively, to purchase shares of preferred stock. The preferred stock expire 10 years from the issue date. The preferred stock warrants were remeasured immediately prior to the Merger. As a result of the remeasurement, the Company recorded approximately $1.8 million of other expense in the accompanying statements of operations and other comprehensive income (loss). As of the Merger, the preferred stock warrants converted to common stock warrants, adjusted based on the Exchange Ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital.

These warrants are exercisable for an aggregate of approximately 279,586 shares of common stock. During the year ended December 31, 2013, 139,793 warrants were exercised in a cashless transaction for 112,766 shares of common stock. No warrants were exercised during the three months ended March 31, 2014.

15.          Closing of Merger and Financing Transaction

On September 3, 2013, the Company consummated the Merger in which a wholly owned subsidiary of SafeStitch merged with TransEnterix Surgical, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, TransEnterix Surgical remained as the surviving corporation and as a wholly-owned subsidiary SafeStitch.

Pursuant to the Merger Agreement, each share of TransEnterix Surgical’s capital stock issued and outstanding immediately preceding the Merger was converted into the right to receive 1.1533 shares of the Company’s common stock, par value $0.001 per share , other than those shares of TransEnterix Surgical’s common stock held by non-accredited investors, which shares were instead converted into the right to receive an amount in cash per share of SafeStitch common stock equal to $1.08, without interest, which was the volume-weighted average price of a share of common stock on the OTCBB for the 60-trading day period ended on August 30, 2013 (one business day prior to the effective date of the Merger). Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, the Company issued an aggregate of 21,109,949 shares of the Company’s common stock as Merger consideration and paid $293,000 to unaccredited investors in lieu of common stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of TransEnterix Surgical’s options, whether vested or unvested, and warrants issued and outstanding immediately prior to the Merger at the same Exchange Ratio.

During July 2013, TransEnterix Surgical issued promissory notes (the “Bridge Notes”) to related parties consisting of existing investors of TransEnterix Surgical, in the aggregate principal amount of $2.0 million, as contemplated by the Merger Agreement. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the loan evidenced by the SVB - Oxford LSA. The Bridge Notes were converted into Series B Preferred Stock at the effective time of the Merger.

Concurrent with the closing of the Merger, and in accordance with the terms of the Purchase Agreement, the Company issued 7,544,704.4 shares of Series B Preferred Stock, each share of which is convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain Bridge Notes of TransEnterix Surgical or a combination thereof. The majority of the Series B Preferred Stock was issued to related parties who were existing stockholders of SafeStitch and TransEnterix Surgical. Pursuant to the Purchase Agreement, the Company issued and sold an additional 25,000 shares of Series B Preferred Stock within the period provided in the Purchase Agreement resulting in gross proceeds to the Company of approximately $100,000. Each share of Series B Preferred Stock was converted into two shares of our common stock, par value $0.001 per share, on December 6, 2013.

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

The following table summarizes the purchase price (in thousands):

Common shares outstanding at the date of merger	12,350
Closing price per share	$7.60
$93,858
Cash consideration	293
Total purchase price	$94,151

The purchase price was allocated to the net assets acquired utilizing the methodology prescribed in ASC 805. The Company recorded goodwill of $93.8 million after recording net assets acquired at fair value as presented in the following table.

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

The Company allocated $10,000 of the purchase price to identifiable intangible assets of trade names that met the separability and contractual legal criterion of ASC 805. The trade names will be amortized using the straight-line method over 5 years.

The results of operations of SafeStitch have been included in the Company’s consolidated financial statements from the date of the Merger.

16.          Subsequent Events

On April 14, 2014, the Company agreed to sell 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors have agreed to purchase $10 million of common stock in the public offering. The common stock was offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-193235) registering an aggregate of $100 million of designated securities of the Company. The shelf registration statement was declared effective by the SEC on April 2, 2014. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. The following discussion contains forward-looking statements. See cautionary note regarding “Forward-Looking Statements” at the beginning of this report.

Overview

We are a medical device company that is focused on the development and future commercialization of a robotic assisted surgical system called the SurgiBot™ System (the “SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System would allow for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once in the body. The SurgiBot System integrates three-dimensional (“3-D”) high definition vision technology. The Company has commercialized the SPIDER ® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilizes flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). The Company also manufactures multiple instruments that can be deployed using the SPIDER System currently, and which are being adapted for use with the SurgiBot System. In April 2014, we launched the Flex Ligating Shears (“FLS”) which is an advanced energy device used with the Company’s existing SPIDER Surgical System. The FLS device is designed to deliver controlled energy to effectively ligate and divide tissue. The Company intends to offer a similar device in the future for its SurgiBot System.

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

We believe that:

•	there are a number of hospitals and ambulatory surgery centers in the U.S. and internationally that could benefit from the addition of robotic-assisted minimally invasive surgery at a lower cost of entry than existing robotic surgery systems;

•	surgeons can benefit from the ease of use, 3-D visualization and precision of robotic assisted surgery while remaining patient-side within the sterile field, consistent with current laparoscopic surgery procedures; and

•	patients will continue to seek a minimally invasive option offering minimal scarring and fewer incisions for many common general abdominal and gynecologic surgeries.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital.

Since inception, we have been unprofitable. As of March 31, 2014 we had an accumulated deficit of $105.7 million.

We expect to continue to invest in research and development and related clinical trials, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

The Company operates in one business segment.

Recent Events

Stock Split

On March 31, 2014, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 5 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s issued and outstanding stock decreased from 244,276,923 to 48,855,255 shares of common stock, all with a par value of $.001. All information related to common stock, stock options, RSUs, warrants and earnings per share for prior periods has been retroactively adjusted to give effect to the Reverse Stock Split.

Public Offering

On April 14, 2014, the Company agreed to sell 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors agreed to purchase $10 million of common stock in the public offering. The common stock is being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-193235) registering an aggregate of $100 million of designated securities of the Company. The shelf registration statement was declared effective by the SEC on April 2, 2014. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014.

In connection with the public offering, the Company’s common stock was eligible to be listed on the NYSE MKT and began trading on such exchange on April 15, 2014.

2013 Corporate Events

Merger

On September 3, 2013, SafeStitch Medical, Inc., a Delaware corporation (“SafeStitch”) and TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (“TransEnterix Surgical”) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the “Merger”). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. As used herein, when we refer to the registrant as a combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, we use the terms “TransEnterix,” the “Company,” “we,” “us,” and “ours”. When we refer to the historic business, operations and corporate status of the parent in the Merger we use the term “SafeStitch” and when we refer to the historic business, operations and corporate status of the subsidiary in the Merger we use the term “TransEnterix Surgical.”

On September 3, 2013, pursuant to an Agreement and Plan of Merger dated August 13, 2013, and amended by a First Amendment dated August 30, 2013 (collectively, the “Merger Agreement”) by and among SafeStitch, Tweety Acquisition Corp., a Delaware corporation (“Merger Sub”) and TransEnterix Surgical, the Merger was consummated and TransEnterix Surgical became a wholly owned subsidiary of SafeStitch.

Pursuant to the Merger Agreement, each share of TransEnterix Surgical’s capital stock issued and outstanding immediately preceding the Merger was converted into the right to receive 1.1533 shares (the “Exchange Ratio”) of SafeStitch’s common stock, par value $0.001 per share, other than those shares of TransEnterix Surgical’s common stock held by non-accredited investors, which shares were instead converted into the right to receive an amount in cash per share of SafeStitch common stock equal to $1.08, without interest, which was the volume-weighted average price of a share of SafeStitch common stock on the OTCBB for the 60-trading day period ended on August 30, 2013 (one business day prior to the effective date of the Merger). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, SafeStitch assumed all of TransEnterix Surgical’s options and warrants issued and outstanding immediately prior to the Merger at the same Exchange Ratio.

Following the announcement of the Merger on August 14, 2013, the common stock price increased prior to the Merger closing date of September 3, 2013, generating additional goodwill. As of March 31, 2014, the net carrying value of our goodwill and other intangible assets totaled approximately $96.5 million. In accordance with generally accepted accounting principles, we annually assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. We performed our annual impairment analysis as of December 31, 2013. Based upon the results of our analysis, we determined that no impairment of goodwill existed as of this date.

TransEnterix Surgical Bridge Loan

During August 2013, TransEnterix Surgical issued promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2.0 million. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of January 17, 2012, as amended, among Silicon Valley Bank and Oxford Finance LLC, and TransEnterix Surgical (the “SVB-Oxford LSA”). The Bridge Notes were converted into Series B Convertible Preferred Stock of the Company at the effective time of the Merger.

Private Placement

On September 3, 2013, the Company consummated a private placement (the “Private Placement”) transaction in which it issued and sold shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) to provide funding for the Company’s operations following the Merger. The Private Placement was done pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain private investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of 7,544,704.4 shares of Series B Preferred Stock, each share of which was convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In accordance with the Purchase Agreement, the Company issued and sold an additional 25,000 shares of Series B Preferred Stock on September 17, 2013 for cash proceeds of $100,000. Proceeds from the issuance of the Series B Preferred Stock, net of issuance costs, were $28.2 million. Each outstanding share of Series B Preferred Stock was automatically converted into two shares of common stock on December 6, 2013, upon the filing of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

Lock-Up and Voting Agreement

In connection with the Merger Agreement and the Private Placement, certain of SafeStitch’s and TransEnterix Surgical’s former stockholders, agreed to enter into Lock-up and Voting Agreements, pursuant to which such persons agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, “Covered Securities”) for one year following the September 3, 2013 closing date (the “Closing Date”). The Lock-up and Voting Agreements provide that such persons may sell, transfer or convey: (i) up to 50% of their respective Covered Securities during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date; and (ii) up to an aggregate of 75% of their respective Covered Securities during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up and Voting Agreements cease to apply to the Covered Securities following the second anniversary of the Closing Date.

Additionally, pursuant to the Lock-up and Voting Agreements, each person party thereto has agreed, for the period commencing on the Closing Date and ending on the one-year anniversary of the Closing Date, to vote all of such person’s Covered Securities in favor of: (i) amending the Company’s Amended and Restated Certificate of Incorporation to change the legal name of the Company to “TransEnterix, Inc.”; (ii) effecting a reverse stock split of the common stock on terms approved by the Company’s Board; and (iii) amending the Company’s 2007 Incentive Compensation Plan in order to increase the number of shares of common stock available for issuance thereunder. The events in (i) and (iii) took place during the fourth quarter of 2013, and the Reverse Stock Split took place on March 31, 2014.

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

Research and Development

Research and development (“R&D”) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to grow as we continue to invest in basic research, clinical trials, product development and intellectual property. R&D expenses are expensed as incurred.

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

Other Expense, Net

Other expense is primarily composed of interest expense on long-term debt.

Comparison of the Three Months Ended March 31, 2014 and 2013

Sales for the three months ended March 31, 2014 decreased 72% to $93,000 compared to $329,000 for the three months ended March 31, 2013. The $236,000 decrease was primarily due to lower sales volumes as a result of the reduction in our U.S. sales force headcount. We have chosen to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System will remain on the market, and we will focus on serving existing customers.

Cost of goods sold for the three months ended March 31, 2014 decreased 75% to $220,000 as compared to $882,000 for the three months ended March 31, 2013. The $662,000 decrease was primarily the result of our reduction in sales as we limit sales of our SPIDER System to our existing customers and the discontinuation of production of our SPIDER System and the transfer of employees from our manufacturing and quality departments to research and development and regulatory functions.

R&D expenses for the three months ended March 31, 2014 increased 79% to $5.0 million as compared to $2.8 million for the three months ended March 31, 2013. The $2.2 million increase resulted primarily from the increase of personnel related expenses of $994,000 as we increased the headcount and transferred employees from our manufacturing and quality departments to research and development and regulatory functions, an increase of $460,000 for contract engineering services and consulting related to product development of our SurgiBot System, an increase in facility cost allocation of $108,000, an increase in stock compensation costs of $115,000 and increased other expenses of $121,000. In addition, R&D expenses incurred by SafeStitch in the first quarter of 2014 were $402,000.

Sales and marketing expenses for the three months ended March 31, 2014 decreased 21% to $406,000 compared to $512,000 for the three months ended March 31, 2013. The $106,000 decrease was primarily related to lower personnel-related costs of $76,000 as we decreased our direct sales and marketing personnel and reduced expenditures for demonstration product and other marketing expenses of $30,000.

General and administrative expenses for the three months ended March 31, 2014 increased 134% to $1.6 million compared to $685,000 for the three months ended March 31, 2013. The $915,000 increase was primarily due to increased personnel costs of $215,000, increased stock compensation costs of $146,000, increased legal, accounting and investor relation fees and other public company costs of $252,000, and increased insurance and other costs of $98,000. In addition, general and administrative expenses incurred by SafeStitch in the first quarter of 2014 were $204,000.

Other expense for the three months ended March 31, 2014 increased to $321,000 compared to $246,000 for the three months ended March 31, 2013. The $75,000 increase was related to an increase in term debt interest expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of March 31, 2014, we had an accumulated deficit of $105.7 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash have been proceeds from public offerings of common stock, private placements of common and preferred stock and incurrence of debt. We expect existing cash balances will be sufficient to fund our operations and satisfy our other anticipated cash requirements for at least the next 12 months.

In January 2014, we filed a “universal shelf” Registration Statement on Form S-3 (the “Shelf Registration Statement”) with the SEC which was declared effective on April 2, 2014. The Shelf Registration Statement allows us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. On April 14, 2014, the Company agreed to sell 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors agreed to purchase $10 million of common stock in the public offering. The common stock was offered and sold pursuant to the Shelf Registration Statement. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014.

At March 31, 2014, we had cash, cash equivalents and short-term investments of approximately $8.6 million. Our cash and cash equivalents decreased by approximately $5.9 million during the three months ended March 31, 2014, primarily as a result of net cash used in operating activities of $6.5 million, purchases of property and equipment of $0.2 million, payments on term debt of $0.9 million, offset by proceeds from the sale and maturities of investments of $1.7 million. Subsequent to March 31, 2014, we received proceeds from the public offering, including the over-allotment, of approximately $52.3 million, net of underwriting discounts and commissions and estimated offering expenses.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.5 million during the three months ended March 31, 2014. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and amortization, stock-based compensation, plus the net change in operating assets and liabilities for the three months ended March 31, 2014, which consisted primarily of increases in accounts payable and accrued expenses and decreases in restricted cash, inventory and accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.5 million during the three months ended March 31, 2014. This amount reflected the net cash proceeds from the sale and maturities of investments of $1.7 million offset by cash paid for the purchases of property and equipment of $0.2 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014 was related primarily to the payment on debt of $0.9 million.

Operating Capital and Capital Expenditure Requirements

During August 2013, TransEnterix Surgical issued the Bridge Notes in the aggregate principal amount of $2.0 million. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the loan evidenced by the SVB-Oxford LSA. The Bridge Notes were converted into Series B Preferred Stock at the effective time of the Merger.

On September 3, 2013, the Company consummated the Private Placement transaction in which it issued and sold shares of its Series B Preferred Stock to finance the operations of the Company following the Merger. The Private Placement was done pursuant to the Purchase Agreement with the Investors signatory thereto, pursuant to which the Investors agreed to purchase an aggregate of 7,544,704.4 shares of the Series B Preferred Stock, each share of which was convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In accordance with the Purchase Agreement, the Company issued and sold an additional 25,000 shares of Series B Preferred Stock on September 17, 2013 for cash proceeds of $100,000. Proceeds from the issuance of the Series B Preferred Stock, net of issuance costs, were $28.2 million.

In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility pursuant to the terms of the SVB-Oxford LSA, among the Company, Silicon Valley Bank, and Oxford Finance LLC, as lenders (the “Lenders”). The Second and Third Amendment to the SVB-Oxford LSA, dated as of September 3, 2013 and October 31, 2013, respectively, amend the SVB-Oxford LSA among the Lenders and the Company (as so amended, the “Amended Loan Agreement”). The Amended Loan Agreement evidences a term loan, which will mature on January 1, 2016 (the “Term Loan”).

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

The Amended Loan Agreement is secured by a security interest in substantially all assets of the Company and any future subsidiaries, other than intellectual property. The Amended Loan Agreement contains customary representations (tested on a continual basis) that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; fail to appoint a chief executive officer, chief financial officer or chief technology officer upon vacancy; undergo a change in control; add or change business locations; and engage in businesses that are not related to the Company’s existing business

Under the Shelf Registration Statement, we will have the ability to issue debt securities, common stock, preferred stock, or warrants, or any combination thereof. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. In addition, any debt securities we issue could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Furthermore, any preferred equity securities we issue could have rights senior to those associated with our common stock. Depending on our non-affiliated public equity float during the time period prior to consummating another financing transaction, the Shelf Registration Statement allowed us to raise up to an additional $100.0 million of securities. On April 21, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering under this Shelf Registration Statement, and on May 5, 2014, sold an additional 1,610,000 shares of its common stock for additional aggregate gross proceeds of $6.4 million. Following such public offering (including the over-allotment), the Company currently has the ability to raise an additional $43.6 million from the Shelf Registration Statement. The timing and terms of any additional financing transactions, whether pursuant to this Shelf Registration Statement or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, stock-based compensation, inventory, intellectual property and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014. Actual results may differ from these estimates under different assumptions and conditions.

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

Accounting for Stock-Based Compensation

We recognize as expense, the grant-date fair value of stock options and other stock based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We use the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the calculated historical volatility based on an analysis of reported data for a peer group of companies. The expected term of options granted by the Company has been determined based upon the simplified method, because we do not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We estimate forfeitures based on our historical experience and adjust the estimated forfeiture rate based upon actual experience.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC on March 5, 2014, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We discuss various risks that may materially affect our business in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 5, 2014. There have been no material changes to such risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

1.1	Underwriting Agreement by and among TransEnterix, Inc. and Stifel Nicolaus & Company, Incorporated and RBC Capital Markets, LLC dated April 14, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 15, 2014).

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2014).

4.1	Specimen certificate of Common Stock of the Company (incorporated by reference from the Company’s Current Report on Form 8-K/A filed on April 4, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: May 8, 2014	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: May 8, 2014	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer

