Form 10-Q
period 2014-06-30
TRANSENTERIX INC.
filed 2014-08-06
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2014

or

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

62,980,065 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of August 1, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales	$113	$521	$206	$850

Operating Expenses
Cost of goods sold	238	1,156	458	2,038
Research and development	7,882	2,165	12,893	4,946
Sales and marketing	461	540	867	1,052
General and administrative	1,913	702	3,527	1,387

Total Operating Expenses	10,494	4,563	17,745	9,423

Operating Loss	(10,381)	(4,042)	(17,539)	(8,573)

Other (Expense) Income Interest expense, net	(206)	(243)	(527)	(489)

Total Other (Expense) Income, net	(206)	(243)	(527)	(489)

Net Loss	$(10,587)	$(4,285)	$(18,066)	$(9,062)

Other comprehensive income (loss)	—	—	—	—

Comprehensive loss	$(10,587)	$(4,285)	$(18,066)	$(9,062)

Net loss per share - basic and diluted	$(0.18)	$(3.97)	$(0.33)	$(8.41)

Weighted average common shares outstanding - basic and diluted	59,673	1,078	54,264	1,078

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$52,566	$10,014
Short-term investments	—	6,191
Accounts receivable, net	96	188
Interest receivable	2	68
Inventory, net	438	701
Other current assets	617	593

Total Current Assets	53,719	17,755

Restricted cash	250	375
Property and equipment, net	2,413	1,864
Intellectual property, net	2,491	2,741
Trade names, net	8	10
Goodwill	93,842	93,842
Other long term assets	72	127

Total Assets	$152,795	$116,714

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,616	$1,804
Accrued expenses	1,906	1,406
Note payable - current portion	4,052	3,879

Total Current Liabilities	9,574	7,089

Long Term Liabilities
Note payable - less current portion	2,532	4,602

Total Liabilities	12,106	11,691
Commitments and Contingencies

Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2014 and December 31, 2013; 62,975,255 and 48,841,417 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively(1)	63	49
Additional paid-in capital	256,956	203,238
Accumulated deficit	(116,330)	(98,264)

Total Stockholders’ Equity	140,689	105,023

Total Liabilities and Stockholders’ Equity	$152,795	$116,714

See accompanying notes to consolidated financial statements.

(1)	Adjusted for 1:5 reverse stock split on March 31, 2014.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	48,842	$49	$203,238	$(98,264)	$105,023
Stock-based compensation	—	—	1,202	—	1,202
Exercise of stock options and warrants	23	—	24	—	24
Issuance of common stock, net of issuance costs of $3,934	14,110	14	52,492	—	52,506
Net loss	—	—	—	(18,066)	(18,066)

Balance, June 30, 2014	62,975	$63	$256,956	$(116,330)	$140,689

See accompanying notes to consolidated financial statements.

(1)	Adjusted for 1:5 reverse stock split on March 31, 2014.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(18,066)	$(9,062)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	594	697
Amortization of debt issuance costs	44	53
Stock-based compensation	1,202	130
Loss on disposal of property and equipment	19	32
Changes in operating assets and liabilities:
Accounts receivable	92	392
Interest receivable	66	16
Inventory	263	(82)
Other current and long term assets	(13)	(5)
Restricted cash	125	—
Accounts payable	1,812	159
Accrued expenses	500	227

Net cash and cash equivalents used in operating activities	(13,362)	(7,443)

Investing Activities
Proceeds from sale and maturities of investments	6,191	907
Purchase of property and equipment	(910)	(150)

Net cash and cash equivalents provided by investing activities	5,281	757

Financing Activities
Payment of debt	(1,897)	—
Proceeds from the issuance of common stock, net of issuance costs	52,506	—
Proceeds from exercise of stock options and warrants	24	—

Net cash and cash equivalents provided by financing activities	50,633	—

Net increase (decrease) in cash and cash equivalents	42,552	(6,686)
Cash and Cash Equivalents, beginning of period	10,014	8,896

Cash and Cash Equivalents, end of period	$52,566	$2,210

Supplemental Disclosure for Cash Flow Information
Interest paid	$337	$437

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

Pursuant to an Agreement and Plan of Merger dated August 13, 2013, as amended by a First Amendment dated August 30, 2013 (collectively, the “Merger Agreement”), each share of TransEnterix Surgical’s capital stock issued and outstanding immediately preceding the Merger was converted into the right to receive 1.1533 shares (“the Exchange Ratio”) of SafeStitch’s common stock, par value $0.001 per share, other than those shares of TransEnterix Surgical’s common stock held by non-accredited investors, which shares were instead converted into the right to receive an amount in cash per share of SafeStitch common stock equal to $1.08, without interest, which was the volume-weighted average price of a share of SafeStitch common stock on the OTCBB for the 60-trading day period ended on August 30, 2013 (one business day prior to the effective date of the Merger). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, SafeStitch assumed all of TransEnterix Surgical’s options and warrants issued and outstanding immediately prior to the Merger at the same Exchange Ratio. Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, the Company issued an aggregate of 21,109,949 shares of the Company’s common stock as Merger consideration and paid $293,000 to unaccredited investors in lieu of common stock.

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

Prior to the Merger, SafeStitch was focused on developing its Gastroplasty Device for the treatment of obesity, gastroesophageal reflux disease (“GERD”) and Barrett’s Esophagus. In the second quarter of 2014, the Company determined to cease internal development of the Gastroplasty Device. The Company is evaluating strategic alternatives for the former SafeStitch products.

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The Company has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 5, 2014 and its Form 10-K/A filed with the SEC on April 2, 2014. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to inventory valuation, stock-based compensation, accrued expenses and income tax valuation. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Isis Tele-Communications, Inc., which has no current operations, SafeStitch LLC, and TransEnterix Surgical, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Stock Split

On March 31, 2014, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 5 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s issued and outstanding stock decreased from 244,276,923 to 48,855,255 shares of common stock, all with a par value of $0.001. All information related to common stock, stock options, RSUs, warrants and earnings per share for prior periods has been retroactively adjusted to give effect to the Reverse Stock Split, except for the reference to the Merger Exchange Ratio of 1.1533.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at June 30, 2014 or December 31, 2013.

Indefinite-lived intangible assets, such as goodwill are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. No impairment existed at June 30, 2014 or December 31, 2013.

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

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3.	Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014 as the Company incurred losses for the three and six month periods ended June 30, 2014 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Due to the Company’s history of losses, there is not sufficient evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the net deferred tax assets have been reduced by a full valuation allowance. Therefore, no federal or state income taxes are expected and none have been recorded at this time.

The Company’s effective tax rate for each of the six month periods ended June 30, 2014 and 2013 was 0%. At June 30, 2014, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

4.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended June 30, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

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

Restricted cash consisting of a money market account used as collateral securing a letter of credit under the terms of the corporate office operating lease that commenced in 2010 was $250,000 and $375,000 as of June 30, 2014 and 2013, respectively.

The Company’s investments at December 31, 2013 consist of corporate bonds and are classified as available for sale. Investments classified as available for sale are measured at fair value, and net unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) on the balance sheet until realized. Realized gains and losses on sales of investment securities are determined based on the specific-identification method and are recorded in interest and other income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest expense, net. Related unrealized gains and losses were not material as of June 30, 2014 and December 31, 2013. There have been no unrealized gains or losses reclassified to accumulated other comprehensive income.

Cash, cash equivalents, restricted cash, and short-term investments consist of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
	(In thousands)
Cash	$1,642	$930
Money market	50,924	9,084

Total cash and cash equivalents	52,566	10,014

Corporate bonds	—	6,191

Total short-term investments	$—	$6,191

Total restricted cash	$250	$375

Total	$52,816	$16,580

6.	Fair Value

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

The following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2014
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total June 30, 2014

Assets measured at fair value
Cash and cash equivalents	$52,566	$—	$—	$52,566
Restricted cash	250	—	—	250

Total assets measured at fair value	$52,816	$—	$—	$52,816

	December 31, 2013
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013

Assets measured at fair value
Cash and cash equivalents	$10,014	$—	$—	$10,014
Restricted cash	375	—	—	375
Short term investments	—	6,191	—	6,191

Total assets measured at fair value	$10,389	$6,191	$—	$16,580

7.	Investments

The aggregate fair values of investment securities along with unrealized gains and losses determined on an individual investment security basis are as follows:

	(In thousands)
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
December 31, 2013
Corporate bonds	$6,191	$—	$—	$6,191

None of the securities have contractual maturities of more than one year and therefore do not have continuous unrealized losses greater than 12 months. The Company no longer held short-term investments as of June 30, 2014.

8.	Inventories

The following table presents the components of inventories:

	June 30, 2014	December 31, 2013
	(In thousands)
	(unaudited)
Finished goods	$749	$896
Reserve for excess and obsolete inventory	(311)	(195)

Total inventories	$438	$701

9.	Goodwill and Intangible Assets

The following table presents the carrying value of the components of goodwill and intangible assets at the balance sheet dates:

	June 30, 2014	December 31, 2013
	(In thousands)
	(unaudited)
Goodwill	$93,842	$93,842

Intangible assets:
Intellectual property	5,000	5,000
Trade names	10	10
Amortization of intangible assets	(2,511)	(2,259)

Total intangible assets	$2,499	$2,751

10.	Accrued Expenses

The following table presents the components of accrued expenses:

	June 30, 2014	December 31, 2013
	(In thousands)
	(unaudited)
Bonus	$388	$519
Vacation	348	219
Interest	214	62
Severance	204	—
Consulting	186	102
Legal and professional fees	159	99
Vendors	176	182
Other	231	223

Total accrued expenses	$1,906	$1,406

11.	Notes Payable

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

The following table presents the components of long-term debt:

June 30, 2014 (In thousands)
(unaudited)

Total long-term debt	6,584
Less: Current portion of long-term debt	4,052

Total long-term debt, net of current portion	$2,532

The Term Loan bears interest at a fixed rate equal to 8.75%.

12.	Warrants

On March 22, 2013, SafeStitch entered into a stock purchase agreement with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors purchased an aggregate of approximately 2,420,000 shares of common stock at a price of $1.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 1,209,600 common shares, representing one warrant for every two common shares purchased, with an exercise price of $1.65 per share and five year expiration. There were approximately 1.2 million warrants outstanding that were assumed as of the Merger. During the year ended December 31, 2013, 54,000 of these warrants were exercised. During the six months ended June 30, 2014, 10,000 of these warrants were exercised.

On January 17, 2012, TransEnterix Surgical entered into the SVB-Oxford LSA with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”). Pursuant to this agreement, TransEnterix Surgical issued preferred stock warrants to SVB and Oxford on January 17, 2012 and December 21, 2012, respectively, to purchase shares of preferred stock. The preferred stock expire 10 years from the issue date. The preferred stock warrants were remeasured immediately prior to the Merger. As a result of the remeasurement, the Company recorded approximately $1.8 million of other expense in the accompanying statements of operations and other comprehensive income (loss). As of the Merger, the preferred stock warrants converted to common stock warrants, adjusted based on the Exchange Ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital. These warrants are exercisable for an aggregate of approximately 279,586 shares of common stock. During the year ended December 31, 2013, 139,793 of these warrants were exercised in a cashless transaction for 112,766 shares of common stock. None of these warrants were exercised during the six months ended June 30, 2014.

13.	Closing of Merger and Financing Transaction

On September 3, 2013, the Company consummated the Merger in which a wholly owned subsidiary of SafeStitch merged with TransEnterix Surgical, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, TransEnterix Surgical remained as the surviving corporation and as a wholly-owned subsidiary SafeStitch.

Pursuant to the Merger Agreement, each share of TransEnterix Surgical’s capital stock issued and outstanding immediately preceding the Merger was converted into the right to receive 1.1533 shares of the Company’s common stock, par value $0.001 per share, other than those shares of TransEnterix Surgical’s common stock held by non-accredited investors, which shares were instead converted into the right to receive an amount in cash per share of SafeStitch common stock equal to $1.08, without interest, which was the volume-weighted average price of a share of common stock on the OTCBB for the 60-trading day period ended on August 30, 2013 (one business day prior to the effective date of the Merger). Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, the Company issued an aggregate of 21,109,949 shares of the Company’s common stock as Merger consideration and paid $293,000 to unaccredited investors in lieu of common stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of TransEnterix Surgical’s options, whether vested or unvested, and warrants issued and outstanding immediately prior to the Merger at the same Exchange Ratio.

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

In connection with the Merger Agreement and the September 2013 private placement, certain of SafeStitch’s and TransEnterix Surgical’s former stockholders, comprising approximately 93% of our stock on the effective date of the merger, agreed to enter into Lock-up and Voting Agreements, pursuant to which such persons agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, “Covered Securities”) for one year following the September 3, 2013 closing date (the “Closing Date”). The Lock-up and Voting Agreements provide that such persons may sell, transfer or convey: (i) up to 50% of their respective Covered Securities during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date; and (ii) up to an aggregate of 75% of their respective Covered Securities during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up and Voting Agreements cease to apply to the Covered Securities following the second anniversary of the Closing Date.

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

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Cash and cash equivalents	$597
Accounts receivable	54
Inventory	50
Other current assets	53
Property and equipment	185
Other long-term asset	2
Intangible assets	10
Goodwill	93,842

Total assets acquired	94,793

Accounts payable and other liabilities	642
Total purchase price	$94,151

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

The results of operations of SafeStitch have been included in the Company’s consolidated financial statements from the date of the Merger.

14.	Public Offering of Common Stock

On April 14, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors purchased $10 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014.The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.5 million, net of issuance costs of $3.9 million. The common stock was offered and sold pursuant to the Shelf Registration Statement (the “Shelf Registration Statement”) which was declared effective on April 2, 2014. The Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

15.	Commitments and Contingencies

On November 2, 2009, TransEnterix Surgical entered into an operating lease for its corporate offices for a period of five years commencing in April 2010. On June 12, 2014, the Company entered into a lease amendment extending the term of the lease for a period of 3 years and 2 months commencing on May 1, 2015 and expiring on June 30, 2018, with an option to renew for an additional three years. On October 25, 2013, the Company entered into an operating lease for its warehouse for a period of four years and four months commencing in January 2014, with an option to renew for an additional six years. The Company’s approximate future minimum payments for its operating lease obligations are as follow:

Years ending December 31, (In thousands)
2014	$498
2015	452
2016	592
2017	609
2018	373

Total	$2,524

On February 13, 2014, TransEnterix Surgical, Inc., a wholly owned subsidiary of the Company, entered into a Robotic Development and Supply Agreement (the “Robotic Agreement”) with Microline Surgical, Inc. (“Microline”). Under the Robotic Agreement, Microline is developing a flexible sealer product for exclusive use by the Company with the SurgiBot System in open, minimally invasive and laparoscopic surgery. Development of the contemplated products under the Robotic Agreement is ongoing. If such products are successfully developed and applicable regulatory approvals obtained, the Company will owe an aggregate of $1,400,000 to Microline in milestone fees. Actual payment of such milestone fees is substantially uncertain, dependent on product development activities. If the products are successfully developed and applicable regulatory approvals obtained, the Company is committed to product supply commitments set forth in the Robotic Agreement.

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

Overview

We are a medical device company that is focused on the development and future commercialization of a robotic assisted surgical system called the SurgiBot™ System (the “SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System would allow for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once in the body. The SurgiBot System integrates three-dimensional (“3-D”) high definition vision technology. The Company has commercialized the SPIDER® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilizes flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). The Company also manufactures multiple instruments that can be deployed using the SPIDER System currently, and which are being adapted for use with the SurgiBot System. In April 2014, we launched the Flex Ligating Shears (“FLS”) which is an advanced energy device used with the Company’s existing SPIDER Surgical System. The FLS device is designed to deliver controlled energy to effectively ligate and divide tissue. The Company intends to offer a similar device in the future for its SurgiBot System.

During the second quarter of 2014, we determined to cease internal development of the SafeStitch Gastroplasty Device. We are evaluating strategic alternatives for the former SafeStitch products.

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

Since inception, we have been unprofitable. As of June 30, 2014, we had an accumulated deficit of $116.3 million.

We expect to continue to invest in research and development and related clinical trials, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability

The Company operates in one business segment.

Recent Events

Stock Split

On March 31, 2014, we effectuated a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1 for 5 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, our issued and outstanding stock decreased from 244,276,923 to 48,855,255 shares of common stock, all with a par value of $0.001. All information related to common stock, stock options, RSUs, warrants and earnings per share for prior periods has been retroactively adjusted to give effect to the Reverse Stock Split.

Public Offering

On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10 million of common stock in the public offering. The common stock was offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-193235) registering an aggregate of $100 million of our designated securities (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the SEC on April 2, 2014. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.5 million, net of issuance costs of $3.9 million.

In connection with the public offering, our common stock was eligible to be listed on the NYSE MKT and began trading on such exchange on April 15, 2014.

Results of Operations

Our results of operations include the acquired SafeStitch operations from the Merger date, September 3, 2013, forward.

Revenue

We derived sales from the SPIDER System and other distributed products through limited direct sales in the United States and international distributors. We record revenue when persuasive evidence of an arrangement exists, delivery has occurred which is typically at shipping point, the fee is fixed or determinable and collectability is reasonably assured. Shipping and handling costs billed to customers are included in revenue.

Cost of Goods Sold

Cost of goods sold consists of materials, labor and overhead incurred internally to produce our products. Shipping and handling costs we incur are included in cost of goods sold.

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

Comparison of the Three Months Ended June 30, 2014 and 2013

Sales for the three months ended June 30, 2014 decreased to $0.1 million from $0.5 million for the three months ended June 30, 2013. The $0.4 million decrease was primarily due to lower sales volumes as a result of the reduction in our U.S. sales force headcount. We have chosen to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System will remain on the market, and we will focus on serving existing customers.

Cost of goods sold for the three months ended June 30, 2014 decreased to $0.2 million from $1.2 million for the three months ended June 30, 2013. The $1.0 million decrease was primarily the result of our reduction in sales as we limit sales of our SPIDER System to our existing customers and the discontinuation of production of our SPIDER System and the transfer of employees from our manufacturing and quality departments to research and development and regulatory functions.

R&D expenses for the three months ended June 30, 2014 increased to $7.9 million compared to $2.2 million for the three months ended June 30, 2013. The $5.7 million increase resulted primarily from increased supplies expense of $1.8 million, increased contract engineering services and consulting of $1.4 million related to product development of our SurgiBot System, increased personnel related expenses of $1.1 million as we increased the headcount and transferred employees from our manufacturing and quality departments to research and development and regulatory functions, increased other expenses of $0.5 million, and increased stock compensation costs of $0.3 million. In addition, R&D expenses incurred for development of SafeStitch products in the second quarter of 2014 were $0.6 million.

Sales and marketing expenses were $0.5 million for the three months ended June 30, 2014 and 2013.

General and administrative expenses for the three months ended June 30, 2014 increased to $1.9 million compared to $0.7 million for the three months ended June 30, 2013. The $1.2 million increase was primarily due to increased legal, accounting and investor relation fees and other public company costs of $0.4 million, increased stock compensation costs of $0.4 million, increased personnel costs of $0.3 million, and increased insurance and other costs of $0.1 million.

Other expense was $0.2 million for the three months ended June 30, 2014 and 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

Sales for the six months ended June 30, 2014 decreased to $0.2 million from $0.9 million for the six months ended June 30, 2013. The $0.7 million decrease was primarily due to lower sales volumes as a result of the reduction in our U.S. sales force headcount. We have chosen to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System will remain on the market, and we will focus on serving existing customers.

Cost of goods sold for the six months ended June 30, 2014 decreased to $0.5 million from $2.0 million for the six months ended June 30, 2013. The $1.5 million decrease was primarily the result of our reduction in sales as we limit sales of our SPIDER System to our existing customers and the discontinuation of production of our SPIDER System and the transfer of employees from our manufacturing and quality departments to research and development and regulatory functions.

R&D expenses for the six months ended June 30, 2014 increased to $12.9 million compared to $4.9 million for the six months ended June 30, 2013. The $8.0 million increase resulted primarily from increased personnel related expenses of $2.0 million as we increased the headcount and transferred employees from our manufacturing and quality departments to research and development and regulatory functions, increased contract engineering services and consulting of $1.9 million related to product development of our SurgiBot System, increased supplies expense of $1.8 million, increased other expenses of $0.9 million, and increased stock compensation costs of $0.4 million. In addition, R&D expenses incurred for development of SafeStitch products for the six months ended June 30, 2014 were $1.0 million.

Sales and marketing expenses for the six months ended June 30, 2014 decreased to $0.9 million compared to $1.1 million for the six months ended June 30, 2013. The $0.2 million decrease was primarily related to lower personnel-related costs as we decreased our direct sales and marketing personnel.

General and administrative expenses for the six months ended June 30, 2014 increased to $3.5 million compared to $1.4 million for the six months ended June 30, 2013. The $2.1 million increase was primarily due to increased legal, accounting and investor relation fees and other public company costs of $0.6 million, increased personnel costs of $0.5 million, increased stock compensation costs of $0.5 million, and increased insurance and other costs of $0.3 million. In addition, general and administrative expenses incurred by SafeStitch for the six months ended June 30, 2014 were $0.2 million.

Other expense was $0.5 million for the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of June 30, 2014, we had an accumulated deficit of $116.3 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash have been proceeds from public offerings of common stock, private placements of common and preferred stock and incurrence of debt. We expect existing cash balances will be sufficient to fund our operations and satisfy our other anticipated cash requirements for at least the next 12 months.

In January 2014, we filed the Shelf Registration Statement with the SEC which was declared effective on April 2, 2014. The Shelf Registration Statement allowed us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10 million of common stock in the public offering. The common stock was offered and sold pursuant to the Shelf Registration Statement. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.5 million, net of issuance costs of $3.9 million. Following such public offering (including the over-allotment), we currently have the ability to raise an additional $43.6 million from the Shelf Registration Statement.

At June 30, 2014, we had cash and cash equivalents of approximately $52.6 million. Our cash and cash equivalents increased by approximately $42.6 million during the six months ended June 30, 2014, primarily as a result of proceeds from the issuance of common stock, net of issuance costs, of $52.5 million, proceeds from the sale and maturities of investments of $6.2 million, offset by net cash used in operating activities of $13.4 million, purchases of property and equipment of $0.9 million, and payments on term debt of $1.9 million.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.4 million during the six months ended June 30, 2014. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and amortization, stock-based compensation, plus the net change in operating assets and liabilities for the six months ended June 30, 2014, which consisted primarily of increases in accounts payable and accrued expenses and decreases in restricted cash, inventory and accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $5.3 million during the six months ended June 30, 2014. This amount reflected the net cash proceeds from the sale and maturities of investments of $6.2 million offset by cash paid for the purchases of property and equipment of $0.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 of $50.6 million was primarily related to proceeds from the issuance of common stock, net of issuance costs, of $52.5 million, offset by payments on debt of $1.9 million.

Operating Capital and Capital Expenditure Requirements

During August 2013, TransEnterix Surgical issued promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2.0 million. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the loan evidenced by the Silicon Valley Bank and Oxford Finance LLC loan and security agreement. The Bridge Notes were converted into Series B Preferred Stock at the effective time of the Merger.

On September 3, 2013, we consummated a private placement (the “Private Placement”) transaction in which we issued and sold shares of our Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) to finance our operations following the merger. The Private Placement was done pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”), the majority of which were considered related parties as existing investors in SafeStitch and TransEnterix Surgical, pursuant to which the Investors agreed to purchase an aggregate of 7,544,704.4 shares of the Series B Preferred Stock, each share of which was convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In accordance with the Purchase Agreement, we issued and sold an additional 25,000 shares of Series B Preferred Stock on September 17, 2013. Proceeds from the issuance of the Series B Preferred Stock, net of issuance costs, were $28.2 million.

In connection with the Merger, we assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility pursuant to the terms of the SVB-Oxford LSA, among the Company, Silicon Valley Bank, and Oxford Finance LLC, as lenders (the “Lenders”). The Second and Third Amendment to the SVB-Oxford LSA, dated as of September 3, 2013 and October 31, 2013, respectively, amend the SVB-Oxford LSA among the Lenders and the Company (as so amended, the “Amended Loan Agreement”). The Amended Loan Agreement evidences a term loan, which will mature on January 1, 2016 (the “Term Loan”).

The Term Loan bears interest at a fixed rate equal to 8.75%. Commencing August 2013, the Amended Loan Agreement provides for the amortization of principal (in the form of level monthly payments of principal and interest). The Term Loan will be required to be prepaid if the Term Loan is accelerated following an event of default. In addition, we are permitted to prepay the Term Loan in full at any time upon 10 days’ written notice to the Lenders. Upon the earliest to occur of the maturity date, acceleration of the Term Loan, or prepayment of the Term Loan, we are required to make a final payment equal to the original principal amount of the Term Loan multiplied by 3.33% (the Final Payment Fee). Any prepayment, whether mandatory or voluntary, must include the Final Payment Fee, interest at the default rate (which is the rate otherwise applicable plus 5%) with respect to any amounts past due, and the Lenders’ expenses, and all other obligations that are due and payable to the Lenders.

The Amended Loan Agreement is secured by a security interest in substantially all our assets and any future subsidiaries, other than intellectual property. The Amended Loan Agreement contains customary representations (tested on a continual basis) that, subject to exceptions, restrict our ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; fail to appoint a chief executive officer, chief financial officer or chief technology officer upon vacancy; undergo a change in control; add or change business locations; and engage in businesses that are not related to our existing business.

Following the closing of the public offering (including the over-allotment), we currently have the ability to raise an additional $43.6 million from the Shelf Registration Statement. The timing and terms of any additional financing transactions, whether pursuant to this Shelf Registration Statement or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2013 (in millions):

Payment due by period	Total	Less than 1 year	1 to 3 years	3 to 5 years

Long-term debt obligation(1)	$9.7	$4.5	$5.2	$—
Operating leases	$2.5	$0.5	$1.7	$0.3

Total contractual obligations(2)	$12.2	$5.0	$6.9	$0.3

(1)	Long-term debt obligations include future principal and interest payments under the Amended Loan Agreement.
(2)	On February 13, 2014, TransEnterix Surgical, Inc., a wholly owned subsidiary of the Company, entered into a Robotic Development and Supply Agreement (the “Robotic Agreement”) with Microline Surgical, Inc. (“Microline”). Under the Robotic Agreement, Microline is developing a flexible sealer product for exclusive use by the Company with the SurgiBot System in open, minimally invasive and laparoscopic surgery. Development of the contemplated products under the Robotic Agreement is ongoing. If such products are successfully developed and applicable regulatory approvals obtained, the Company will owe an aggregate of $1,400,000 to Microline in milestone fees. Actual payment of such milestone fees is substantially uncertain, dependent on product development activities. If the products are successfully developed and applicable regulatory approvals obtained, the Company is committed to product supply commitments set forth in the Robotic Agreement. Milestone fees under the Robotic Agreement are not included in the table above due to the substantial uncertainty of the success of the product development efforts.

Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. We rent office space under an operating lease which expires in 2015, with options to extend the lease through 2021. On June 12, 2014, we extended the term of the lease for a period of 3 years and 2 months commencing May 1, 2015 and expiring on June 30, 2018, with an option to renew for an additional three years. We also rent space for a warehouse facility which expires in 2018, with options to extend the lease through 2024. This table does not include obligations for any lease extensions that have not been executed.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 5 years. We periodically evaluate identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On April 14, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors purchased $10 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.5 million, net of issuance costs of $3.9 million. The common stock was offered and sold pursuant to the Shelf Registration Statement which was declared effective on April 2, 2014. The Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

The joint managing underwriters of the offering were Stifel, Nicolaus & Company, Incorporated and RBC Capital Markets, LLC and RBC Capital Markets. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. Dr. Phillip Frost, who, at the time of the public offering and until June 24, 2014, was a member of our Board of Directors, is the trustee of Frost Gamma Investments Trust which owned approximately 8.8% of our common stock at the time of the offering. Frost Gamma Investments Trust owns greater than 10% of Ladenburg Thalmann Financial Services, or LTFS, and Dr. Frost is also Chairman of the Board of LTFS. LTFS is affiliated with Ladenburg Thalmann & Co., one of the underwriters in the public offering.

There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) (5) under the Securities Act of 1933, as amended, on April 15, 2014. We are using the net proceeds for research and development, sales, marketing and commercialization related to the SurgiBot System, working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

1.1	Underwriting Agreement by and among TransEnterix, Inc. and Stifel Nicolaus & Company, Incorporated and RBC Capital Markets, LLC dated April 14, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 15, 2014).

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2014).

4.1	Specimen certificate of Common Stock of the Company (incorporated by reference from the Company’s Current Report on Form 8-K/A filed on April 4, 2014).

10.1	Form of TransEnterix, Inc. Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on June 3, 2014.

10.2	Amendment No. 1 to Development and Supply Agreement, dated as of July 16, 2014, by and between Microline Surgical, Inc. and TransEnterix, Inc. (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on July 18, 2014).

10.3	Second Amendment to Lease Agreement dated June 12, 2014 between LCFRE Durham Keystone Technology Park, L.P. and TransEnterix, Inc.*

10.4	Robotic Development and Supply Agreement, dated as of February 13, 2014, between TransEnterix Surgical, Inc. and Microline Surgical, Inc. * +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
+	Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on August 6, 2014. Such provisions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date:	August 6, 2014	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date:	August 6, 2014	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer