Form 10-Q
period 2014-09-30
TRANSENTERIX INC.
filed 2014-11-07
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2014

or

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

63,163,482 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 5, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$61	$362	$267	$1,212

Operating Expenses
Cost of goods sold	202	2,058	660	4,096
Research and development	9,067	2,909	21,960	7,855
Sales and marketing	456	438	1,323	1,490
General and administrative	1,606	1,278	5,133	2,665
Merger expenses	—	2,891	—	2,891

Total Operating Expenses	11,331	9,574	29,076	18,997

Operating Loss	(11,270)	(9,212)	(28,809)	(17,785)

Other Expense
Remeasurement of fair value of preferred stock warrant liability	—	(1,800)	—	(1,800)
Interest expense, net	(237)	(253)	(764)	(742)

Total Other Expense, net	(237)	(2,053)	(764)	(2,542)

Net Loss	$(11,507)	$(11,265)	$(29,573)	$(20,327)

Other comprehensive income (loss)	—	—	—	—

Comprehensive loss	$(11,507)	$(11,265)	$(29,573)	$(20,327)

Net loss per share - basic and diluted	$(0.18)	$(1.06)	$(0.52)	$(4.75)

Weighted average common shares outstanding - basic and diluted	63,068	10,584	57,212	4,282

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$44,344	$10,014
Short-term investments	—	6,191
Accounts receivable, net	38	188
Interest receivable	—	68
Inventory, net	267	701
Other current assets	833	593

Total Current Assets	45,482	17,755

Restricted cash	250	375
Property and equipment, net	2,901	1,864
Intellectual property, net	2,366	2,741
Trade names, net	8	10
Goodwill	93,842	93,842
Other long term assets	71	127

Total Assets	$144,920	$116,714

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,265	$1,804
Accrued expenses	1,756	1,406
Note payable - current portion	—	3,879

Total Current Liabilities	5,021	7,089

Long Term Liabilities
Note payable - less current portion, net of debt discount	9,871	4,602

Total Liabilities	14,892	11,691
Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized at September 30, 2014 and December 31, 2013, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2014 and December 31, 2013; 63,096,816 and 48,841,417 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively(1)	63	49
Additional paid-in capital	257,802	203,238
Accumulated deficit	(127,837)	(98,264)

Total Stockholders’ Equity	130,028	105,023

Total Liabilities and Stockholders’ Equity	$144,920	$116,714

See accompanying notes to consolidated financial statements.

(1)	Adjusted for 1:5 reverse stock split on March 31, 2014.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(29,573)	$(20,327)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	936	1,064
Amortization of debt issuance costs	56	78
Remeasurement of fair value of preferred stock warrant liability	—	1,800
Stock-based compensation	2,018	484
Accretion of bond discount	—	(1)
Loss on disposal of property and equipment	5	32
Impairment loss on property and equipment	—	304
Changes in operating assets and liabilities:
Accounts receivable	150	251
Interest receivable	68	6
Inventory	434	667
Other current and long term assets	(240)	(527)
Restricted cash	125	—
Accounts payable	1,461	1,617
Accrued expenses	350	505

Net cash and cash equivalents used in operating activities	(24,210)	(14,047)

Investing Activities
Purchase of investments	—	(1,104)
Proceeds from sale and maturities of investments	6,191	907
Proceeds from sale of property and equipment	25	—
Cash received in acquisition of a business, net of cash paid	—	305
Purchase of property and equipment	(1,626)	(724)

Net cash and cash equivalents provided by (used in) investing activities	4,590	(616)

Financing Activities
Payment of debt	(2,877)	(601)
Proceeds from the issuance of common stock, net of issuance costs	52,433	—
Proceeds from issuance of debt, net of debt discount	4,321	1,998
Proceeds from issuance of preferred stock, net of issuance costs	—	28,199
Proceeds from exercise of stock options and warrants	73	—

Net cash and cash equivalents provided by financing activities	53,950	29,596

Net increase in cash and cash equivalents	34,330	14,933
Cash and Cash Equivalents, beginning of period	10,014	8,896

Cash and Cash Equivalents, end of period	$44,344	$23,829

Supplemental Disclosure for Cash Flow Information
Interest paid	$518	$625

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of preferred stock warrants and debt issuance costs	$—	$128
Issuance of common stock warrants	$54	$—
Conversion of bridge notes to preferred stock	$—	$1,998
Conversion of preferred stock warrants to common stock warrants	$—	$1,909

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

TransEnterix, Inc. (the “Company”) is a medical device company that is focused on the development and future commercialization of a robotic assisted surgical system called the SurgiBot™ System (the “SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System would allow for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once in the body. The SurgiBot System also integrates three-dimensional (“3-D”) high definition vision technology. The Company has commercialized the SPIDER ® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilizes flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). The Company also manufactured multiple instruments that can be deployed using the SPIDER System currently, and which are being adapted for use with the SurgiBot System.

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

On December 6, 2013, the Company filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate”) to change its name to TransEnterix, Inc. and to increase the authorized shares of common stock from 225,000,000 to 750,000,000, and to authorize 25,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to fix the designations, powers, preferences and relative participating, optional and other special rights of shares of any series of preferred stock designated by them, and the qualifications, limitations or restrictions of such preferred stock.

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

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for our products; changes in the health care and regulatory environments of the United States and other countries in which the Company intends to operate; its ability to attract and retain key management, marketing and scientific personnel; competition from current and new entrants; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution company; and its ability to identify and pursue development of additional products.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries, SafeStitch LLC, and TransEnterix Surgical, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

As a result of the Reverse Merger with SafeStitch, historical common stock amounts and additional paid in capital have been retroactively adjusted using the Merger Exchange Ratio of 1.1533.

Reverse Stock Split

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 5-10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at September 30, 2014 or December 31, 2013.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. No impairment existed at September 30, 2014 or December 31, 2013.

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

Impact of Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-12 – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in
ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

3.	Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014, as the Company incurred losses for the three and nine month periods ended September 30, 2014 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Due to the Company’s history of losses, there is not sufficient evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the net deferred tax assets have been reduced by a full valuation allowance. Therefore, no federal or state income taxes are expected and none have been recorded at this time.

The Company’s effective tax rate for each of the nine month periods ended September 30, 2014 and 2013 was 0%. At September 30, 2014, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

4.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended September 30, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

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

Restricted cash consisting of a money market account used as collateral securing a letter of credit under the terms of the corporate office operating lease that commenced in 2010 was $250,000 and $375,000 as of September 30, 2014 and December 31, 2013, respectively.

The Company’s investments at December 31, 2013 consist of corporate bonds and are classified as available for sale. Investments classified as available for sale are measured at fair value, and net unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) on the balance sheet until realized. Realized gains and losses on sales of investment securities are determined based on the specific-identification method and are recorded in interest and other income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest expense, net. Related unrealized gains and losses were not material as of September 30, 2014 and December 31, 2013. There have been no unrealized gains or losses reclassified to accumulated other comprehensive income.

Cash, cash equivalents, restricted cash, and short-term investments consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
	(In thousands)
Cash	$5,090	$930
Money market	39,254	9,084

Total cash and cash equivalents	44,344	10,014
Corporate bonds	—	6,191

Total short-term investments	$—	$6,191

Total restricted cash	$250	$375

Total	$44,594	$16,580

6.	Fair Value

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

The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2014
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2014
Assets measured at fair value
Cash and cash equivalents	$44,344	$—	$—	$44,344
Restricted cash	250	—	—	250

Total assets measured at fair value	$44,594	$—	$—	$44,594

	December 31, 2013
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013
Assets measured at fair value
Cash and cash equivalents	$10,014	$—	$—	$10,014
Restricted cash	375	—	—	375
Short term investments	—	6,191	—	6,191

Total assets measured at fair value	$10,389	$6,191	$—	$16,580

7.	Investments

The aggregate fair values of investment securities along with unrealized gains and losses determined on an individual investment security basis are as follows:

	(In thousands)
December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Corporate bonds	$6,191	$—	$—	$6,191

None of the securities have contractual maturities of more than one year and therefore do not have continuous unrealized losses greater than 12 months. The Company no longer held short-term investments as of September 30, 2014.

8.	Inventory

The following table presents the components of inventory:

	September 30, 2014	December 31, 2013
	(In thousands)
	(unaudited)
Finished goods	$757	$896
Reserve for excess and obsolete inventory	(490)	(195)

Total inventory, net	$267	$701

9.	Goodwill and Intangible Assets

The following table presents the carrying value of the components of goodwill and intangible assets at the balance sheet dates:

	September 30, 2014	December 31, 2013
	(In thousands)
	(unaudited)
Goodwill	$93,842	$93,842

Intangible assets:
Intellectual property	5,000	5,000
Trade names	10	10
Amortization of intangible assets	(2,636)	(2,259)

Total intangible assets	$2,374	$2,751

10.	Accrued Expenses

The following table presents the components of accrued expenses:

	September 30, 2014	December 31, 2013
	(In thousands)
	(unaudited)
Compensation and benefits	$936	$738
Consulting and other vendors	294	284
Legal and professional fees	174	99
Taxes	90	—
Other	262	285

Total accrued expenses	$1,756	$1,406

11.	Notes Payable

On January 17, 2012, TransEnterix Surgical entered into a loan and security agreement with Silicon Valley Bank and Oxford Finance LLC (collectively, the “Lenders”). The terms of the loan agreement provided for two term loans in aggregate of $10,000,000 comprised of a $4,000,000 term loan and a $6,000,000 term loan (the “Original Loan Agreement”). In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s Original Loan Agreement, and agreed to amendments to the Original Loan Agreement, dated as of September 3, 2013 and October 31, 2013, respectively, The Original Loan Agreement had a maturity date of January 1, 2016 and a fixed interest rate of 8.75%. As of September 26, 2014, the outstanding principal amount of the Original Loan Agreement was $5,603,646.

On September 26, 2014, the Company entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders have agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25,000,000. The first tranche increased the Company’s borrowings at September 26, 2014 from $5,603,646 to $10,000,000. Two additional tranches are to be made available as follows. The second tranche of $5,000,000 will be available at any time prior to one year after the closing date when the Company files a 510(k) application for its SurgiBot System, and completes an offering of its equity securities at or above $35 million. The third tranche of $10,000,000, will be made available to the Company at any time prior to two years after the closing date upon recognition of at least $10,000,000 of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. The Company is entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if the Company receives 510(k) clearance for its SurgiBot System at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

The Term Loans bear interest at a fixed rate equal to 7.50% per annum, subject to adjustment at funding for subsequent tranches on an increase in LIBOR above a designated rate. The Term Loans will be required to be prepaid if the Term Loans are accelerated following an event of default. In addition, the Company is permitted to prepay the Term Loans in full at any time upon 10 days’ written notice to the Lenders. Upon the earliest to occur of the maturity date, acceleration of the term loans, or prepayment of Term Loans, the Company is required to make a final payment equal to 5.45% of the original principal amount of each Term Loan without the interest-only extension or 6.75% with the interest-only extension (the “Final Payment Fee”). Any prepayment, whether mandatory or voluntary, must include the Final Payment Fee, interest at the default rate (which is the rate otherwise applicable plus 5%) with respect to any amounts past due, and the Lenders’ expenses and all other obligations that are due and payable to the Lenders.

In connection with the entry into the Amended and Restated Loan Agreement, the Company became obligated to make a payment equal to the accrued portion of the 3.33% final payment fee due under the Original Loan Agreement plus a facility fee payment of $75,000. In addition, in connection with the first tranche borrowings, the Company issued warrants to the Lenders to purchase shares of the Company’s common stock. Additional warrants will be issued if additional tranche Term Loans are made under the Amended and Restated Loan Agreement. The warrants expire seven years from their respective issue date.

The Amended and Restated Loan Agreement is secured by a security interest in all assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The Amended and Restated Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that the debt refinancing was considered to be a debt modification. Accordingly, the Company recorded approximately $129,000 of debt discount, consisting of the $75,000 facility fee and the relative fair value of warrants on the issue date of $54,000. Additionally, approximately $17,000 of legal fees were recorded as deferred financing costs. The debt discount and deferred financing costs will be amortized over the life of the new debt agreement using the effective interest method into Interest expense, net.

12.	Warrants

On March 22, 2013, SafeStitch entered into a stock purchase agreement with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors purchased an aggregate of approximately 2,420,000 shares of common stock at a price of $1.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 1,209,600 common shares, representing one warrant for every two common shares purchased, with an exercise price of $1.65 per share and five year expiration. There were approximately 1.2 million warrants outstanding that were assumed as of the Merger. During the year ended December 31, 2013, 54,000 of these warrants were exercised. During the nine months ended September 30, 2014, 10,000 of these warrants were exercised.

On January 17, 2012, TransEnterix Surgical entered into the Original Loan Agreement with Silicon Valley Bank and Oxford Finance LLC. Pursuant to such agreement, TransEnterix Surgical issued preferred stock warrants to the Lenders on January 17, 2012 and December 21, 2012, respectively, to purchase shares of TransEnterix Surgical preferred stock. The preferred stock warrants expired 10 years from the issue date. The preferred stock warrants were remeasured immediately prior to the Merger. As a result of the remeasurement, the Company recorded approximately $1.8 million of other expense in the accompanying statements of operations and other comprehensive income (loss). As of the Merger, the preferred stock warrants converted to common stock warrants, adjusted based on the Exchange Ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital. These warrants are exercisable for an aggregate of approximately 279,586 shares of common stock, with an exercise price of $1.45. During the year ended December 31, 2013, 139,793 of these warrants were exercised in a cashless transaction for 112,766 shares of common stock. None of these warrants were exercised during the nine months ended September 30, 2014.

On September 26, 2014, in connection with the Amended and Restated Loan Agreement with the Lenders and the first tranche borrowings, the Company issued 38,325 common stock warrants to the Lenders to purchase shares of the Company’s common stock, with an exercise price of $4.015 per share. Additional common stock warrants will be issued if additional tranche Term Loans are made under the Amended and Restated Loan Agreement. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the note. None of these warrants were exercised during the nine months ended September 30, 2014.

13.	Closing of Merger and Financing Transaction

Pursuant to an Agreement and Plan of Merger dated August 13, 2013, as amended by a First Amendment dated August 30, 2013 (collectively, the “Merger Agreement”), on September 3, 2013, the Company consummated the Merger in which a wholly owned subsidiary of SafeStitch merged with TransEnterix Surgical. Under the terms of the Merger Agreement, TransEnterix Surgical remained as the surviving corporation and as a wholly owned subsidiary SafeStitch.

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

During July 2013, TransEnterix Surgical issued promissory notes (the “Bridge Notes”) to related parties consisting of existing investors of TransEnterix Surgical, in the aggregate principal amount of $2.0 million, as contemplated by the Merger Agreement. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the loan evidenced by the Original Loan Agreement. The Bridge Notes were converted into Series B Preferred Stock of the Company at the effective time of the Merger.

Concurrent with the closing of the Merger, and in accordance with the terms of the Purchase Agreement, the Company consummated a private placement (the “Private Placement”) transaction in which it issued and sold shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) to provide funding to support the Company’s operations following the Merger. The Private Placement was done pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”), the majority of which were considered related parties as existing investors in SafeStitch or TransEnterix Surgical. Under the Purchase Agreement, the Company issued 7,544,704.4 shares of Series B Preferred Stock, each share of which is convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain Bridge Notes of TransEnterix Surgical or a combination thereof. Pursuant to the Purchase Agreement, the Company issued and sold an additional 25,000 shares of Series B Preferred Stock within the period provided in the Purchase Agreement resulting in gross proceeds to the Company of approximately $100,000. Each share of Series B Preferred Stock was converted into two shares of our common stock, par value $0.001 per share, on December 6, 2013.

In connection with the Merger Agreement and the September 2013 private placement, certain of SafeStitch’s and TransEnterix Surgical’s former stockholders, comprising approximately 93% of our stock on the effective date of the Merger, entered into Lock-up and Voting Agreements, pursuant to which such persons agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, “Covered Securities”) for one year following the September 3, 2013 closing date (the “Closing Date”). The Lock-up and Voting Agreements provide that such persons may sell, transfer or convey: (i) up to 50% of their respective Covered Securities during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date; and (ii) up to an aggregate of 75% of their respective Covered Securities during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up and Voting Agreements cease to apply to the Covered Securities following the second anniversary of the Closing Date.

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

On April 14, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors purchased $10.0 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.4 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the Shelf Registration Statement (the “Shelf Registration Statement”), which was declared effective on April 2, 2014. The Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

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

Overview

We are a medical device company that is focused on the development and future commercialization of a robotic assisted surgical system called the SurgiBot™ System (the “SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System would allow for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once in the body. The SurgiBot System integrates three-dimensional (“3-D”) high definition vision technology. We have commercialized the SPIDER® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilizes flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). We also manufactured multiple instruments that can be deployed using the SPIDER System currently, and which are being adapted for use with the SurgiBot System. We have chosen to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System will remain on the market, and we will focus on serving existing customers. In April 2014, we launched the Flex Ligating Shears (“FLS”) which is an advanced energy device used with the existing SPIDER Surgical System. The FLS device is designed to deliver controlled energy to effectively ligate and divide tissue. We intend to offer a similar device in the future for the SurgiBot System.

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

Since inception, we have been unprofitable. As of September 30, 2014, we had an accumulated deficit of $127.8 million.

We expect to continue to invest in research and development and related clinical trials, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

We operate in one business segment.

Recent Events

Reverse Stock Split

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

Public Offering

On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10.0 million of common stock in the public offering. The common stock was offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-193235) registering an aggregate of $100.0 million of our designated securities (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the SEC on April 2, 2014. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.4 million, net of issuance costs of $4.0 million.

In connection with the public offering, our common stock was eligible to be listed on the NYSE MKT and began trading on such exchange on April 1, 2014.

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

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. In future periods, we expect sales and marketing expenses to increase to support our efforts in the commercialization of SurgiBot.

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

Other Expense, Net

Other expense is primarily composed of interest expense on long-term debt and the remeasurement of fair value of preferred stock warrant liability immediately preceding the Merger.

Comparison of the Three Months Ended September 30, 2014 and 2013

Sales for the three months ended September 30, 2014 decreased to $0.1 million from $0.4 million for the three months ended September 30, 2013. The $0.3 million decrease was primarily due to lower sales volumes of SPIDER Surgical Systems as we continue to focus resources on our SurgiBot system development.

Cost of goods sold for the three months ended September 30, 2014 decreased to $0.2 million from $2.1 million for the three months ended September 30, 2013. The $1.9 million decrease was primarily the result of lower revenues as we limit sales of the SPIDER Surgical System to existing customers, discontinued production of the SPIDER Surgical System, and transferred employees from manufacturing and quality departments to research and development and regulatory functions.

R&D expenses for the three months ended September 30, 2014 increased to $9.1 million compared to $2.9 million for the three months ended September 30, 2013. The $6.2 million increase resulted primarily from increased investment in our SurgiBot system development, including increased development materials of $2.0 million, increased contract engineering services and consulting of $1.9 million, increased personnel related expenses of $1.3 million as we expanded our research and development and regulatory functions, increased other expenses of $0.7 million, and increased stock-based compensation costs of $0.3 million.

Sales and marketing expenses were $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively.

General and administrative expenses for the three months ended September 30, 2014 increased to $1.6 million compared to $1.3 million for the three months ended September 30, 2013. The $0.3 million increase was primarily due to increased stock-based compensation costs of $0.4 million, increased taxes of $0.1 million, and increased professional development of $0.1 million, offset by decreased compensation costs of $0.3 million.

In connection with the Merger, we incurred $2.9 million of Merger related expenses in 2013.

Other expense for the three months ended September 30, 2014 decreased to $0.2 million compared to $2.1 million for the three months ended September 30, 2013. The $1.9 million decrease was primarily the result of $1.8 million related to the remeasurement of fair value of the preferred stock warrant liability immediately preceding the Merger.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Sales for the nine months ended September 30, 2014 decreased to $0.3 million from $1.2 million for the nine months ended September 30, 2013. The $0.9 million decrease was primarily due to lower sales volumes of SPIDER Surgical Systems as we continue to focus resources on our SurgiBot system development.

Cost of goods sold for the nine months ended September 30, 2014 decreased to $0.7 million from $4.1 million for the nine months ended September 30, 2013. The $3.4 million decrease was primarily the result of lower revenues as we limit sales of the SPIDER Surgical System to existing customers, discontinued production of the SPIDER Surgical System, and transferred employees from manufacturing and quality departments to research and development and regulatory functions.

R&D expenses for the nine months ended September 30, 2014 increased to $22.0 million compared to $7.9 million for the nine months ended September 30, 2013. The $14.1 million increase resulted primarily from increased investment in our SurgiBot system development, including contract engineering services and consulting of $4.4 million, increased personnel related expenses of $3.3 million as we expanded our research and development and regulatory functions, increased development materials of $3.7 million, increased other expenses of $0.9 million, and increased stock-based compensation costs of $0.7 million. In addition, R&D expenses incurred for development of SafeStitch products for the nine months ended September 30, 2014 were $1.1 million.

Sales and marketing expenses for the nine months ended September 30, 2014 decreased to $1.3 million compared to $1.5 million for the nine months ended September 30, 2013. The $0.2 million decrease was primarily related to lower personnel-related costs as we decreased our direct sales and marketing personnel.

General and administrative expenses for the nine months ended September 30, 2014 increased to $5.1 million compared to $2.7 million for the nine months ended September 30, 2013. The $2.4 million increase was primarily due to increased stock-based compensation costs of $0.9 million, increased legal, accounting and investor relation fees and other public company costs of $0.7 million, increased personnel costs of $0.5 million, increased professional development of $0.1 million, and increased other costs of $0.2 million.

In connection with the Merger, we incurred $2.9 million of Merger related expenses in 2013.

Other expense for the nine months ended September 30, 2014 decreased to $0.8 million compared to $2.5 million for the nine months ended September 30, 2013. The $1.7 million decrease was primarily the result of $1.8 million related to the remeasurement of fair value of the preferred stock warrant liability immediately preceding the Merger.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of September 30, 2014, we had an accumulated deficit of $127.8 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash have been proceeds from public offerings of common stock, private placements of common and preferred stock and incurrence of debt. We expect existing cash balances will be sufficient to fund our operations and satisfy our other anticipated cash requirements for at least the next 12 months.

In January 2014, we filed the Shelf Registration Statement with the SEC which was declared effective on April 2, 2014. The Shelf Registration Statement allowed us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10.0 million of common stock in the public offering. The common stock was offered and sold pursuant to the Shelf Registration Statement. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds from the offering were $52.4 million, net of issuance costs of $4.0 million. Following such public offering (including the over-allotment), we currently have the ability to raise an additional $43.6 million from the Shelf Registration Statement.

At September 30, 2014, we had cash and cash equivalents of approximately $44.3 million. Our cash and cash equivalents increased by approximately $34.3 million during the nine months ended September 30, 2014, primarily as a result of proceeds from the issuance of common stock, net of issuance costs, of $52.4 million, proceeds from the sale and maturities of investments of $6.2 million, and proceeds from the issuance of debt of $4.3 million, offset by net cash used in operating activities of $24.2 million, purchases of property and equipment of $1.6 million, and payments on term debt of $2.9 million.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.2 million during the nine months ended September 30, 2014. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and amortization, and stock-based compensation, plus the net change in operating assets and liabilities for the nine months ended September 30, 2014, which consisted primarily of increases in accounts payable and accrued expenses and decreases in restricted cash, inventory and accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $4.6 million during the nine months ended September 30, 2014. This amount reflected the net cash proceeds from the sale and maturities of investments of $6.2 million offset by cash paid for the purchases of property and equipment of $1.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 of $54.0 million was primarily related to proceeds from the issuance of common stock, net of issuance costs, of $52.4 million, and proceeds from the issuance of debt of $4.3 million, offset by payments on debt of $2.9 million.

Operating Capital and Capital Expenditure Requirements

During August 2013, TransEnterix Surgical issued promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2.0 million. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the term loan evidenced by the loan and security agreement between TransEnterix Surgical, Inc. and Silicon Valley Bank and Oxford Finance LLC, as lenders (the “Lenders”). The Bridge Notes were converted into the Company’s Series B Preferred Stock at the effective time of the Merger.

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

In connection with the Merger, we assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility (the “Original Loan Agreement”). On September 26, 2014, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders have agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25.0 million. The first tranche increased the Company’s borrowings at September 26, 2014 from $5.6 million to $10.0 million. Two additional tranches are to be made available as follows. The second tranche of $5.0 million will be available at any time prior to one year after the closing date when we file a 510(k) application for the SurgiBot System, and complete an offering of equity securities at or above $35.0 million. The third tranche of $10.0 million, will be made available to us at any time prior to two years after the closing date upon recognition of at least $10.0 million of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. We are entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if we receive 510(k) clearance for the SurgiBot system at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

The Term Loans bear interest at a fixed rate equal to 7.50% per annum, subject to adjustment at funding for subsequent tranches on an increase in LIBOR above a designated rate. The Term Loans will be required to be prepaid if the Term Loans are accelerated following an event of default. In addition, we are permitted to prepay the Term Loans in full at any time upon 10 days’ written notice to the Lenders. Upon the earliest to occur of the maturity date, acceleration of the Term Loans, or prepayment of Term Loans, we are required to make a final payment equal to 5.45% of the original principal amount of each Term Loan without the interest-only extension or 6.75% with the interest-only extension (the “Final Payment Fee”). Any prepayment, whether mandatory or voluntary, must include the Final Payment Fee, interest at the default rate (which is the rate otherwise applicable plus 5%) with respect to any amounts past due, and the Lenders’ expenses and all other obligations that are due and payable to the Lenders.

In connection with the entry into the Amended and Restated Loan Agreement, we became obligated to make a payment equal to the accrued portion of the 3.33% final payment fee due under the Original Amended Loan Agreement plus a facility fee payment of $75,000. In addition, in connection with the first tranche borrowings, we issued warrants to the Lenders to purchase shares of our common stock. Additional common stock warrants will be issued if additional tranche Term Loans are made under the Amended and Restated Loan Agreement. The warrants expire seven years from their respective issue date.

The Amended and Restated Loan Agreement is secured by a security interest in all assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The Amended and Restated Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict our ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.

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

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We discuss various risks that may materially affect our business in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed on April 2, 2014. There have been no material changes to such risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information.

None.

Item 6. Exhibits.

Number	Description

4.1	Form of Warrant to Purchase Common Stock for warrants issued to the Lenders (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2014).

10.1	Amended and Restated Loan and Security Agreement, dated September 26, 2014, by and among TransEnterix, Inc., TransEnterix Surgical, Inc. and SafeStitch LLC, as Borrower, and Oxford Finance LLC, as Lender and Collateral Agent, and Silicon Valley Bank, as Lender (including form of Secured Promissory Note as Exhibit D) (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on September 30, 2014).

10.2	Amendment No. 1 to Development and Supply Agreement, dated as of July 16, 2014, by and between Microline Surgical, Inc. and TransEnterix, Inc. (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on July 18, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: November 7, 2014	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer