Form 10-K
period 2014-12-31
TRANSENTERIX INC.
filed 2015-02-20
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (919) 765-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

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

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the average bid and asked price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $144,527,730.

The number of shares outstanding of the registrant’s common stock, as of February 16, 2015 was 63,379,939.

TRANSENTERIX, INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to:

•	our history of operating losses and uncertainty as to our ability to continue as a going concern;

•	our need to obtain additional funding to continue our operations;

•	our ability to successfully develop, clinically test and commercialize our products;

•	the timing and outcome of the regulatory review process for our products;

•	our ability to attract and retain key management, marketing and scientific personnel;

•	competition from existing and new market entrants;

•	our ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights;

•	our ability to successfully transition from a research and development company to a company focused on marketing, sales and distribution of our products in development;

•	changes in the health care and regulatory environments of the United States and other countries in which we intend to operate;

•	our ability to identify and pursue development of additional products; and

•	other factors contained in the section entitled “Risk Factors” contained in this Annual Report.

We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1.	BUSINESS

Overview

TransEnterix, Inc. (the Company) is a medical device company that is focused on the development and future commercialization of a robotic-assisted surgical system called the SurgiBot™ System (the SurgiBot System). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System allows for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once inside the body. The SurgiBot System also allows for three-dimensional (3-D) high definition vision technology.

On September 3, 2013, TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical), and SafeStitch Medical, Inc., a Delaware corporation (SafeStitch), consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. As used herein, the terms “Company,” “we” or “us” each refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger. The term “SafeStitch” refers to the historic business of SafeStitch Medical, Inc., prior to the Merger. The term “TransEnterix Surgical” refers to the historic business of TransEnterix Surgical, Inc., prior to the Merger. For a description of the Merger and related transactions, see the disclosure on page 41 of this Annual Report.

Prior to the Merger, each of TransEnterix Surgical and SafeStitch was focused on developing and/or commercializing other products, which product development and commercialization activities ceased in 2014. See the description below under the heading “Product Overview - Prior Product Development Activities.”

The Company operates in one business segment.

We believe that future outcomes of minimally invasive surgery will be enhanced through our combination of more advanced tools and robotic functionality which are designed to: (i) empower surgeons with improved precision, dexterity and visualization; (ii) improve patient satisfaction and enable a desirable post-operative recovery; and (iii) provide a cost-effective robotic system, compared to existing alternatives today, for a potentially wide range of clinical applications. Our strategy is to focus on the development and future commercialization of the SurgiBot System.

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

While laparoscopy has improved the invasive nature of many previously open procedures, it still has many limitations. Traditional, or rigid, laparoscopy still requires multiple incisions to achieve the visualization and instrument triangulation required to perform successful surgery. Rigid laparoscopy also creates physical challenges by forcing the surgeon’s hands and arms into awkward angles, requiring the surgeon to hold instruments in fixed positions for long periods of time, and requiring an assistant to stabilize and move a laparoscopic camera. Another challenge associated with rigid laparoscopic surgery is the creation of a cumbersome and potentially tissue-damaging fulcrum at the patient’s abdominal wall where instruments are manipulated. Nearly all laparoscopic instruments are rigid instruments that lack the internal articulation required to enhance dexterity in complex tasks. Most laparoscopic surgeries are performed with two-dimensional (2-D) visualization of the operative field, making depth perception difficult.

Robotic and computer controlled assistance have developed as technologies that offer the potential to improve upon many aspects of the laparoscopic surgical experience. Hundreds of thousands of robotic-assisted surgical procedures are now performed each year worldwide, but they still represent a small fraction of total laparoscopic procedures performed. While initial widespread adoption of robotic-assisted surgery was focused on urologic and gynecologic procedures that were primarily performed in an open fashion prior to robotics, recently developed robotic approaches have been applied to many other clinical applications, particularly in general surgery. Despite recent advances, we believe there remain many limitations created by current robotic-assisted surgery systems used in connection with laparoscopic surgeries. For example, existing robotic systems require a large capital investment. Moreover, existing robotic systems require the surgeon to sit outside of the sterile field, requiring the surgeon leave the operating room to “scrub in” should it become necessary to enter the sterile field. There are further challenges in maneuvering the patient once a large, multi-arm robotic system is fixed in place.

Both traditional laparoscopic surgery and robotic-assisted surgery have begun to migrate towards methods and technologies that may allow for fewer incisions in the patient. The first major attempts at reduced incision or single incision surgery were through access ports that utilized long, rigid instruments. These instruments were usually crowded in a small space, often at the patient’s umbilicus, along with a laparoscopic camera for visualization. This configuration resulted in instrument collision, difficulty in establishing triangulation and working space for the instruments, and, often, difficulty associated with the crossing of instruments. More recent attempts at reduced incision surgery have leveraged robotic technology, but these efforts have diminished some of the benefits typically offered by robotic surgical systems and are plagued by some of the limitations of currently available robotic systems.

Product Overview

We are addressing the challenges in laparoscopy and robotic-assisted surgery with innovative products and product candidates that leverage the best features of both approaches to minimally invasive surgery.

Current Products in Development

SurgiBot™ System

The SurgiBot System is currently in development and is designed as a single-incision, patient-side robotic-assisted surgery system. The system is intended to bring many of the advantages of robotic assistance to single-incision laparoscopic surgery while mitigating many of the drawbacks of existing robotic-assisted surgery systems.

The SurgiBot System is composed primarily of three key components:

•	The SurgiBot™ Base: a reusable robotic base that provides the platform of the system;

•	The EndoDrive: a single port, surgical access device for abdominal surgery that interfaces with the SurgiBot Base, which allows for the insertion of surgical instruments for the surgical procedures being performed; and

•	The Positioning Arm: a reusable arm that supports and repositions the SurgiBot Base at the operating table.

Key design features of the SurgiBot System are:

•	Patient side: The SurgiBot System is positioned next to the operating table, thereby allowing the surgeon, as operator, to remain in the sterile field next to the patient;

•	Precision with scaling: The SurgiBot System allows the user to adjust the level of mechanized movement using scaled ratios;

•	Strength: The SurgiBot System features powered motion driven by motors controlled by the surgeon;

•	Ergonomics: The SurgiBot System stabilizes multiple instruments and a laparoscope and allows the surgeon to reposition their hands in an ergonomic fashion;

•	Internal Triangulation: The SurgiBot System utilizes a deployment mechanism to achieve triangulation of multiple instruments inside the body as contrasted with other single-port robotic systems that rely on crossing instruments at the patient’s abdominal wall. The SurgiBot System allows for triangulation that can be repositioned in the surgical field during a procedure and be maintained at positions throughout a body cavity;

•	Direct surgeon connection to the instruments: The SurgiBot System allows the surgeon-operator to maintain human tactile feedback along several degrees of motion. Existing robotic systems lack any such tactile feedback; and

•	Integration with 3-D Vision System: The SurgiBot System integrates a three-dimensional scope and vision system for laparoscopic surgical visualization that can be viewed by all operating room personnel, not just the surgeon.

We believe the SurgiBot System will address the needs of the large and growing, yet underserved, population of physicians and hospitals who wish to offer the benefits of robotic-assisted surgery without the functional and economic challenges of current solutions. The SurgiBot System is designed for a potentially wide range of clinical applications, and we believe the system will be particularly attractive for general, bariatric and gynecologic surgery. In addition, we believe that the SurgiBot System can be offered to hospitals and ambulatory surgery centers (ASCs) at a cost advantage relative to existing robotic surgery systems, and we expect hospitals, ASCs and physicians will be able to utilize existing laparoscopic procedure codes to receive reimbursement for procedures performed with the SurgiBot System.

Surgical Instruments

The Company has developed and manufactures, or has manufactured, flexible and rigid laparoscopic surgical instruments that are used in abdominal surgery, such as scissors, graspers, clip appliers, and suction and irrigation instruments. Such instruments were sold in limited volumes in connection with the SPIDER® System, described below, and have been adapted for use with the SurgiBot System.

In April 2014, we launched one such instrument for use with the SPIDER System, a flexible energy device. This product received 510(k) clearance in March 2013 from the U.S. Food and Drug Administration (FDA), and it provides surgeons with a flexible instrument that can be used to perform tissue ligation. We believe the flexibility of our instrument provides the surgeon with the ability to create proper angles for tissue ligation that cannot be achieved with the rigid products currently being sold.

Prior Product Development Activities

SPIDER Surgical System

Prior to the Merger, TransEnterix Surgical developed and commercialized the SPIDER Surgical System (the SPIDER System), a manual laparoscopic system, in the United States, Europe and the Middle East. The SPIDER System utilized flexible instruments and articulating channels that were controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System was cleared by the FDA in 2009 and CE Marked in August 2011. The Company also manufactured multiple instruments that could be deployed using the disposable SPIDER System.

The SPIDER System was commercially available in a limited release in select markets worldwide. It was distributed directly by TransEnterix Surgical in the United States. Outside of the United States, the SPIDER System was sold by distributors pursuant to distribution agreements. Based on input from customers and other surgeons, we determined that there was a greater market opportunity for a more fully-featured system (intended to be the SurgiBot System). As of December 31, 2014, we ceased all commercialization efforts with respect to the SPIDER System in order to fully focus our efforts on the SurgiBot System.

In the year ended December 31, 2014, we had one U.S. customer who accounted for 37% of the revenue of TransEnterix Surgical’s products, including the SPIDER System. In the year ended December 31, 2013, we had one international customer who accounted for 37% of the revenue from TransEnterix Surgical’s products, including the SPIDER System. The international customer was Al Danah Medical Co. W.L.L., a distributor of such products pursuant to a pre-release distribution agreement with TransEnterix Surgical dated June 10, 2012. Although these customers were the most significant purchasers of our commercialized products during 2014 and 2013, we do not believe we are dependent on such customers, as we ceased selling our SPIDER System products in 2014. The Company is continuing to consider alternatives to monetize the SPIDER System assets.

Intraluminal Gastroplasty Device (Gastroplasty Device)

Prior to the Merger, SafeStitch was focused on developing its Gastroplasty Device for the treatment of obesity, gastroesophageal reflux disease (GERD) and Barrett’s Esophagus. SafeStitch had developed other surgical devices, including the SMART Dilator™, to be utilized in treating obesity, GERD and esophageal strictures, but the Company ceased development of such other devices in 2013. In the second quarter of 2014, the Company determined to cease internal development of the Gastroplasty Device. The Company is evaluating strategic alternatives for the former SafeStitch products.

Prior to the Merger, SafeStitch also developed and was commercializing a surgical stapler called the AMID™ Hernia Fixation Device. The Company discontinued sales of the AMID Hernia Fixation Device in 2014.

Business Strategy

Our strategy is to focus our resources on the development and commercialization of the SurgiBot System. We are planning to make the product available, subject to our obtaining the requisite regulatory and government clearances.

We believe that:

•	there are a number of hospitals and an increasing number of ambulatory surgery centers in the U.S. and internationally that could benefit from the addition of robotic-assisted minimally invasive surgery at a lower cost of entry than existing robotic-assisted surgery systems;

•	surgeons can benefit from the ease of use, 3-D visualization and precision of robotic-assisted surgery while remaining patient-side within the sterile field, consistent with current laparoscopic surgery procedures; and

•	patients will continue to seek a minimally invasive option, offering minimal scarring and fewer incisions, for many common general abdominal and gynecologic surgeries.

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

During the fiscal year ended December 31, 2013, the Company incurred research and development expenses of approximately $12.7 million, primarily related to the SurgiBot System development. During the fiscal year ended December 31, 2014, we incurred research and development expenses of approximately $27.9 million, primarily related to the SurgiBot System development. We fund, and SafeStitch and TransEnterix Surgical funded their respective research and development expenses prior to the Merger, primarily from proceeds raised from equity and debt financing transactions. We expect to continue to use equity and debt financing transactions to fund our research and development activities. No customers are obligated to pay any material portion of such research and development expenses.

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

IP related to the SurgiBot System and the SPIDER System: The Company holds four United States patents, two Japanese patents, and two Australian patents, and it has filed more than thirty patent applications in the United States and abroad. In each instance, we own all right, title and interest, and no licenses, security interests or other encumbrances have been granted on such patents and patent applications. Three of our United States patents resulted from filings relating to the SPIDER System and will remain in force until 2028, 2028 and 2032, respectively. The Japanese and Australian patents, which also resulted from filings relating to the SPIDER System, will expire in 2027. The patent applications relate to the SPIDER System, the SurgiBot System, and other instruments and systems for minimally invasive surgical procedures. We intend to seek further patent and other intellectual property protection in the United States and internationally, where available and when appropriate, as we continue our SurgiBot System product development efforts.

IP related to the Gastroplasty Device: We also have intellectual property from SafeStitch. We have exclusively licensed technology, know-how and patent applications from Creighton University (Creighton) for the Gastroplasty Device. These patent applications include systems and techniques for minimally invasive gastrointestinal procedures, a dilator for use with an endoscope, and bite blocks for use with an endoscope and for preserving airways of patients during endoscopy. In addition, we have certain rights to other Creighton intellectual property that we have not yet defined as products under development. In total, our intellectual property estate from SafeStitch includes six issued patents and four patent applications pending in the United States, including those that are exclusively licensed from Creighton. Four of the issued patents are owned by Creighton and relate to the Gastroplasty Device and related components. We include an evaluation of these intellectual property assets in our evaluation of strategic alternatives for the Gastroplasty Device.

Pursuant to our exclusive license and development agreement with Creighton (the Creighton Agreement), we own all inventions conceived of and reduced to practice solely by our employees and agents related to the SafeStitch products, and all patent applications and patents related to the SafeStitch products claiming such inventions developed without the use of any licensed patent rights or associated know-how from Creighton. Creighton owns all inventions conceived of and reduced to practice solely by Dr. Charles Filipi, who was formerly our chief medical officer, or any Creighton employees or agents who work directly with Dr. Filipi in the course of performing duties for us, and all patent applications and patents claiming such inventions, which inventions, patent applications and all resulting licensed patent rights are subject to the Creighton Agreement. Together with Creighton, we jointly own all inventions conceived of and reduced to practice jointly by Dr. Filipi, and/or any Creighton employees or agents who work directly with him, and our employees or agents. Notwithstanding the foregoing, Creighton owns all inventions conceived of or reduced to practice under its research and development budget, and all patent applications and patents claiming such inventions, even if conceived of solely by our employees or agents, and such inventions, patent applications and all resulting licensed patent rights are subject to the Creighton Agreement. The Company has seven years after the later of the effective date of the Creighton Agreement or the disclosure and acceptance of a licensed patent and associated know-how (each as defined in the Creighton Agreement) to commence development of the licensed patent or commercially exploit the licensed products developed. We believe the Company’s work in developing the Gastroplasty Device has satisfied this requirement; however, if necessary, such seven-year term can be extended by the Company by payment, per licensed patent, of a term extension fee. If the Company fails to develop or commercially exploit a licensed patent and associated know-how within such term, the licensed patent and associated know-how revert back to Creighton. Otherwise, no specific term is established under the Creighton Agreement. Our obligation to pay royalties ends when the last valid claim (as defined in the Creighton Agreement) expires.

Dr. Filipi served as our Chief Medical Officer until June 30, 2014.

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

There are many competitive offerings in the field of minimally invasive surgery. Several companies have launched devices that enable reduced incision or single incision laparoscopic surgery with or without robotic assistance. Our surgical competitors include, but are not limited to: Applied Medical, Medtronic plc, Intuitive Surgical, and Johnson & Johnson.

In addition to surgical competitors, there are many products and therapies that are designed to reduce the need for or attractiveness of surgical intervention. These products and therapies may impact the overall volume of surgical procedures and negatively impact our business.

In addition, our ability to compete may be affected by the failure to fully educate physicians in the use of our products and products in development, or by the level of physician expertise. This may have the effect of making our products less attractive. Among the products with which we will directly compete, we expect to differentiate on the basis of internal triangulation, positioning of the surgeon within the sterile field, as well as lower cost, in most cases. Several medical device companies are actively engaged in research and development of robotic systems or other medical devices and tools used in minimally invasive surgery procedures. We cannot predict the basis upon which we will compete with new products marketed by others.

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

Device Development, Marketing Clearance and Approval

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

In the United States, a company generally can obtain permission to distribute a new medical device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA clearance to distribute the medical device, a company generally must submit a Section 510(k) notification, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 device or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that medical device for its intended use. A 510(k) notification must provide information supporting a claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) notification, these data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that we are developing and propose to market and sell. The FDA review process for premarket notifications submitted pursuant to Section 510(k) takes, pursuant to statutory requirements, 90 days, but it can take substantially longer if the FDA has questions regarding the regulatory submission. It is possible for Section 510(k) clearance procedures to take from six to twenty-four months, depending on the concerns raised by the FDA and the complexity of the device. There is no guarantee that the FDA will “clear” a medical device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic, pre-market approval (PMA) process described below. In 2011, the FDA issued a series of draft guidance documents designed to reform the 510(k) clearance process. Similarly, the Medical Device User Fee Amendments of 2012 authorized the FDA to collect user fees for the review of certain pre-market submissions received on or after October 1, 2012, including 510(k) notifications. These fees are intended to improve the medical device review process, but the actual impact on the industry is still unknown.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process. Two steps of FDA approval are generally required before a company can market a product in the United States that is subject to approval, as opposed to clearance, as a Class III device. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must review the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. Additionally, devices subject to PMA approval may be subject to a panel review to obtain marketing approval and are required to pass a factory inspection in accordance with the current “good manufacturing practices” standards in order to obtain approval. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, approximately one to two years or more. However, in some instances the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high risk device as is generally the case with Class III PMA devices. In these instances FDA may allow a device to be down classified from Class III to Class I or II. The de novo classification option is an alternate pathway to classify novel devices of low to moderate risk that had automatically been placed in Class III after receiving a “not substantially equivalent” (NSE) determination in response to a 510(k) notification. The FDCA has also been amended to allow a sponsor to submit a de novo classification request to the FDA for novel low to moderate risk devices without first being required to submit a 510(k) application. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “de novo.” In instances where a device is deemed not substantially equivalent to a Class II predicate device, the candidate device may be filed as a de novo application which may lead to delays in regulatory decisions by the FDA. FDA review of a de novo application may lead the FDA to identify the device as either a Class I or II device and worthy of either an exempt or 510(k) regulatory pathway.

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

We have participated in discussions with, and intend to continue to engage in discussions with, the FDA regarding the appropriate regulatory pathway for our products, with primary emphasis directed toward confirming the regulatory pathway for the SurgiBot System. While clinical trial data for Class II devices are generally not required, we have received information from the FDA that clinical trial data may be required for the SurgiBot System to enable market clearance. Should a clinical study be required to support a 510(k) submission, the Company would seek FDA advisement on study design, endpoints and statistical methods. Additionally, clinical data is required to support a CE Mark filing, but a clinical trial may not be required. The Company is pursuing regulatory guidance on the requirements related to the clinical evaluation to support a CE Mark.

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

A manufacturer of a device approved through the PMA process is not permitted to make changes to the device which affects its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement, prior to marketing the modified device. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through the 510(k) process must submit an additional premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source, labeling or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or new cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;

•	quality system regulations, which require manufacturers to follow stringent design, testing;

•	process control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for unapproved, i.e. “off label,” uses and impose other restrictions on labeling;

•	MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

•	requirements to conduct postmarket surveillance studies to establish continued safety data.

We are required to, and have, registered with the FDA and ISO as medical device manufacturers and must obtain all necessary permits and licenses to operate our business. As manufacturers, we and our suppliers are subject to announced and unannounced inspections by the FDA to determine our compliance with the Quality System Regulation, or QSR, and other regulations.

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

Impact of Regulation

Failure to comply with the applicable regulatory requirements can result in enforcement action by the FDA, which may include, among other things, any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refund or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new products or modifications to existing products;

•	withdrawing or suspending clearances or approvals that are already granted; and

•	criminal prosecution.

Further, the levels of revenues and profitability of medical device companies like us may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. Therefore, we cannot assure you that any of our products will be considered cost effective, or that, following any commercialization of our products, coverage and reimbursement will be available or sufficient to allow us to manufacture and sell them competitively and profitably.

Health Care Regulation

Our business activities are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician payment transparency laws. If our operations are found to be in violation of any of such laws that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

In March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the Affordable Care Act) and the reconciliation law known as Health Care and Education Reconciliation Act (the Reconciliation Act, and, with the Affordable Care Act, the 2010 Health Care Reform Legislation). The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States. Specifically, the Supreme Court upheld the individual mandate and included changes regarding the extension of medical benefits to those who currently lack insurance coverage. Thus, the 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the new health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices, such as our products. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid or some combination of both, as well as other changes.

The 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. This excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. We provided our first reports under the Open Payments Act to the Centers for Medicare & Medicaid Services, or CMS, during 2014 and the first public disclosure of the Open Payments data by CMS occurred in September 2014. The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

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

Employees

As of December 31, 2014, we had 100 employees, including 98 full time employees. The Company considers its relationships with its employees to be good.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. Substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the year ended December 31, 2014 was $37.7 million, and our accumulated deficit as of December 31, 2014 was $135.9 million. We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will not be sufficient to meet our anticipated cash needs through December 31, 2015.

We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products and product candidates. If our products fail in development or do not gain regulatory clearance or approval, or if our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that, if needed, we will seek capital from other sources, such as equity offerings. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern. We have filed shelf registration statements which have been declared effective by the Securities and Exchange Commission (“SEC”). As of December 31, 2014, we had $143.6 million available for future financings. However, we cannot assure you that we will be successful in obtaining such additional financing on terms acceptable to the Company or at all.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

The net proceeds of recent financings, including the public offering of our common stock completed in April 2014, will not be sufficient to support development of our products and product candidates and provide us with the necessary resources to commercialize these products and product candidates. While we are currently focused on our SurgiBot System product in development, we intend to advance multiple additional products through clinical and pre-clinical development in the future. We will likely need to raise substantial additional capital in order to continue our operations and achieve our business’ objectives.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs of our SurgiBot System development activities;

•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory clearances and approvals;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs associated with the expansion of our manufacturing capabilities;

•	our need to expand our research and development activities;

•	the rate of progress and cost of future clinical testing;

•	the costs of acquiring, licensing or investing in businesses, products and technologies;

•	the economic and other terms and timing of our existing licensing arrangement and any collaboration, licensing or other arrangements into which we may enter in the future;

•	our need and ability to hire additional management, scientific, medical and sales and marketing personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, quality systems and information technology systems; and

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio.

Until we generate a sufficient amount of product revenue to finance our cash requirements, which may never occur, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical studies or research and development programs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution; and debt financing, if available, may involve restrictive covenants that limit our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We have a substantial amount of indebtedness, which may adversely affect our financial resources and our ability to operate our business.

We are party to, and jointly and severally liable with our subsidiaries for, $10.0 million of outstanding debt of a Loan and Security Agreement, originally dated January 17, 2012, as amended, with Silicon Valley Bank (SVB) and Oxford Finance LLC (Oxford), as Lenders, which agreement was amended and restated on September 26, 2014 (the Amended and Restated Loan Agreement). Under the Amended and Restated Loan Agreement, the Lenders have agreed to make certain term loans in an aggregate principal amount of up to $25,000,000, with the first tranche adding to the outstanding principal amount of the then existing term loan borrowed by the Company from the Lenders under the original loan agreement for an aggregate of $10,000,000 in borrowings as of September 26, 2014. Two additional tranches are to be made available as follows. The second tranche of $5,000,000 will be available at any time prior to one year after the closing date when the Company files a 510(k) application for its SurgiBot System, and completes an offering of its equity securities at or above $35 million. The third tranche of $10,000,000, will be made available to the Company at any time prior to two years after the closing date upon recognition of at least $10,000,000 of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. The Company is entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if the Company receives 510(k) clearance for its SurgiBot System at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension. Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.

Further, under the Amended and Restated Loan Agreement, we are subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on our ability to: (1) change the nature of our business; (2) incur additional indebtedness; (3) incur liens; (4) make certain investments; (5) make certain dispositions of assets; (6) merge, dissolve, consolidate or sell all or substantially all of our assets; and (7) enter into transactions with affiliates.

If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Amended and Restated Loan Agreement when due, this could result in a default under the Amended and Restated Loan Agreement. In such event, SVB and/or Oxford, as the case may be, may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Amended and Restated Loan Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Amended and Restated Loan Agreement is secured by a security interest in all assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property.

Some of our technologies are in an early stage of development and not yet proven. Further, our related product research and development activities may not lead to our technologies and products being commercially viable.

We are engaged in the research and development of minimally invasive surgical devices, robotic surgical devices, and medical devices that manipulate tissues for the treatment of certain intraperitoneal abnormalities. The effectiveness of our technologies is not well known in, or may not be accepted generally by, the clinical medical community. Further, our products are prone to the risks of failure inherent in medical device product development. In particular, any of our products may fail to show desired efficacy and safety traits. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results at earlier points. The occurrence of any such events would have a material adverse effect on our business.

The results of previous clinical experience with our devices and devices similar to those that we are developing may not be indicative of future results and may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

Positive results from limited in vivo and ex vivo animal trials and other early development work we have conducted or early clinical experience with the test articles or with similar devices should not be relied upon as evidence that later-stage clinical experience will be successful.

Further, our products may not be cleared or approved, as the case may be, even if the clinical data are satisfactory and support, in our view, clearance or approval. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of the clinical data. Any of these regulatory authorities may change requirements for the clearance or approval of a product even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. These regulatory authorities may also clear or approve a product for fewer or more limited uses than we request. In addition, the FDA or other non-U.S. regulatory authorities may not approve or clear the labeling claims necessary or desirable for the successful commercialization of our products.

We are highly dependent on the success of the SurgiBot System, and we cannot give any assurance that it will receive regulatory clearance or that it or future products will be successfully commercialized.

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

If we cannot achieve sufficient margins for our SurgiBot System, we may not be able to grow our revenues sufficiently to sustain our business.

The commercial viability of our SurgiBot System is a significant focus of our product development efforts. Competition in our industry is intense and we need to provide a commercially sustainable product. Although we expect our initial gross margins to be lower as we ramp up manufacturing, we need to produce a product with sufficient gross margins. Additionally, our SurgiBot System is designed with reusable and limited-life components, and we may not be able to meet reusability targets for applicable components at launch. If we are not successful, our revenue growth may be slower than expected and it could have a material adverse impact on our business.

If our competitors develop and market products that are more effective, safer or less expensive than our products and future products, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address minimally invasive and robotic-assisted surgery. We are currently developing and commercializing medical devices that will compete with other medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other medical devices and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than we do. Some of the medical device companies we expect to compete with include Applied Medical, Medtronic plc, Intuitive Surgical, Johnson & Johnson, and a number of minimally invasive surgical device, robotic surgical device manufacturers and providers of products and therapies that are designed to reduce the need for or attractiveness of surgical intervention. In addition, many other universities and private and public research institutions are or may become active in research involving surgical devices for minimally invasive and robotic-assisted surgery.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy, safety and reliability of our products;

•	the speed at which we develop our products;

•	our ability to commercialize and market any of our products that may receive regulatory clearance or approval;

•	our ability to design and successfully execute appropriate clinical trials;

•	the cost of our products in relation to alternative devices;

•	the timing and scope of regulatory clearances or approvals;

•	whether our competitors substantially reduce the cost of ownership of an alternative device;

•	our ability to protect and defend intellectual property rights related to our products;

•	our ability to have our partners manufacture and sell commercial quantities of any approved products to the market;

•	the availability of adequate coverage and reimbursement by third-party payors for the procedures in which our products are used;

•	the effectiveness of our sales and marketing efforts; and

•	acceptance of future products by physicians and other health care providers.

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

The completion of our clinical trials, if required, could also be substantially delayed or prevented by several factors, including:

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

Certain of our future products, such as the SurgiBot System, may require the approval of a PMA. Initiating and completing clinical trials necessary to support a PMA application, and additional safety and efficacy data beyond that typically required for a 510(k) clearance, can be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Conducting successful clinical studies requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, proximity of patients to clinical sites, patient ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, results of operations and prospects.

The results of clinical trials may not support future product candidates or claims or may result in the discovery of adverse side effects.

In the future, we may need to conduct clinical trials to support approval of new products, and any future clinical trial activities that we undertake will be subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Clinical studies intended to support a 510(k) or PMA must be conducted in compliance with the FDA’s Good Clinical Practice regulations and similar requirements in foreign jurisdictions. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities and Notified Bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of associated product submissions and, ultimately, our ability to commercialize products requiring submission of clinical data. It is also possible that patients enrolled in a clinical trial will experience adverse side effects that are not currently part of the product candidate’s safety profile, which could cause us to delay or abandon development of such product.

The regulatory approval and clearance processes are expensive, time-consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals or clearances, as the case may be, for the commercialization of some or all of our products.

The product development and design, testing, manufacturing, labeling, approval, clearance, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our products in the United States until we receive a clearance letter under the 510(k) process or approval of a PMA from the FDA, depending on the nature of the device. While we believe we understand, from our discussions with the FDA, the regulatory pathway for our SurgiBot System, we cannot be certain of the regulatory pathway we will need to follow until we file for 510(k) clearance. Obtaining approval of any PMA can be a lengthy, expensive and uncertain process. While the FDA normally reviews a premarket notification in 90 days, there is no guarantee that our future products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance, even if a device is reviewed under the 510(k) premarket notification process, that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. In the past the Company has been successful in receiving 510(k) clearance within the 90 day review period, but it can take longer (six to eighteen months) to obtain 510(k) clearance for a Class II device. If the FDA fails to provide clearance for a product candidate, such as the SurgiBot System, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product.

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

Once our products are cleared or approved, modifications to our products may require new 510(k) clearances, premarket approvals or new or amended CE Certificates of Conformity, and may require us to cease marketing or recall the modified products until clearances, approvals or the relevant CE Certificates of Conformity are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review such determinations. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determinations for any future changes, or prior changes to previously marketed products, as the case may be, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our products, either by imposing more strict requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) due to modifications to 510(k) cleared products and the criteria for evaluating substantial equivalence. The July 2011 draft guidance document was ultimately withdrawn as the result of the FDASIA, and as a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. It is uncertain when the FDA will seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

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

Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

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

Even after clearance or approval for our products is obtained, we are subject to extensive post-market regulation by the FDA. Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities.

Even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-market studies. These studies can be very expensive and time-consuming to conduct. Failure to complete such studies in a timely manner could result in the revocation of clearance or approval and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States. The FDA has broad enforcement powers, and any regulatory enforcement actions or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

We are also required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, installation and servicing of our marketed products. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. In addition, in the future, regulatory authorities and/or customers may require specific packaging of sterile products, which could increase our costs and the price of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. Even though we are currently not marketing a number of our cleared products, such as the SPIDER, because these products are still in the marketplace, we are required to handle complaints and submit MDRs for any events meeting the reportability requirements.

All manufacturers bringing medical devices to market in the European Economic Area (EEA) are legally bound to report any incident that led or might have led to the death or serious deterioration in the state of health of a patient, user or other person, and which the manufacturer’s device is suspected to have caused, to the competent authority in whose jurisdiction the incident occurred. In such case, the manufacturer must file an initial report with the relevant competent authority, which would be followed by further evaluation or investigation of the incident and a final report indicating whether further action is required.

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Adverse events involving our products have been reported to us in the past, and we cannot guarantee that they will not occur in the future. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities such as the competent authorities of the EEA countries have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.

Any future recalls of any of our products would divert managerial and financial resources and could have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. For example, the FDA recently issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) submission meets a minimum threshold of acceptability and should be accepted for review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information, but if the information is not provided within a defined time, the submission will not be accepted for FDA review.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

We may be subject, directly or indirectly, to federal and state anti-kickback, fraud and abuse, false claims, privacy and security and physician payment transparency laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our business activities are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician payment transparency laws. If our operations are found to be in violation of any of such laws that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

Most significantly, in March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the Affordable Care Act) and the reconciliation law known as Health Care and Education Reconciliation Act (the Reconciliation Act, and, with the Affordable Care Act, the 2010 Health Care Reform Legislation). The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States. Specifically, the Supreme Court upheld the individual mandate included changes regarding the extension of medical benefits to those who currently lack insurance coverage. Thus, the 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the new health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, or some combination of both, as well as other changes.

Beyond coverage and reimbursement changes, the 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. Although there are current bills in Congress to repeal this excise tax, it remains current law. This excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. We provided our first reports under the Open Payments Act to the Centers for Medicare & Medicaid Services, or CMS, during 2014 and the first public disclosure of the Open Payments data by CMS occurred in September 2014. The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

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

Even if our products obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. To date, we have experienced minimal sales of the SPIDER System and AMID HFD stapler (both products were discontinued in 2014) and have not made any sales of the SurgiBot System. We believe that the degree of market acceptance will depend on a number of factors, including:

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

If applicable, availability of coverage and reimbursement from government and other third-party payors can also impact the acceptance of our product offerings.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our products.

We will need to effectively manage our managerial, operational, financial, development, marketing and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future products. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly Todd M. Pope and Joseph P. Slattery, could delay or prevent the development or commercialization of our products. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing organization.

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

Because our design, development and manufacturing capabilities are limited, we may rely on third parties to design, develop, manufacture or supply some of our products. An inability to find additional or alternate sources for these services and products could materially and adversely affect our financial condition and results of operations.

In 2014, we used third-party design and development sources to assist in the design and development of our SurgiBot system. In the future, we may choose to use additional third-party sources for the design and development of our products. If these design and development partners are unable to provide their services in the timeframe or to the performance level that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the manner that we require.

In 2014 we operated manufacturing facilities for production of the SPIDER System and maintained manufacturing facilities for the AMID HFD product (both products were discontinued in 2014). In the future, we may choose to use a third-party manufacturer for our other products. In addition, certain product component parts are likely to come from third-party suppliers. If these manufacturing partners are unable to produce our products or component parts in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require.

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

Any performance failure by us or on the part of our design and development partners or contract manufacturers could delay product development or regulatory clearance or approval of our products, or commercialization of our products and future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on any third party for design, development or manufacturing could adversely affect our future profit margins. Our ability to replace any then-existing manufacturer may be difficult because the number of potential manufacturers is limited and, in the case of Class III devices, the FDA must approve any replacement manufacturer before manufacturing can begin. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

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

We currently have limited marketing, sales and distribution capabilities. We intend to distribute our products through direct sales and independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will be successful in building our sales capabilities. To the extent that we enter into co-promotion or other arrangements, our product revenue is likely to be lower than if we directly market or sell our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If we or our licensors are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our proposed products. We have numerous patent applications that are in process. For example, with respect to the SPIDER System and the SurgiBot System, we have three issued patents and we have filed over 30 patent applications in the United States and abroad. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third-party patent or otherwise circumvent the third-party patent.

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

Our pending patent applications may not result in issued patents. The patent position of medical device companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, the enforceability or scope of our owned or licensed patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties.

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

As of December 31, 2014, the net carrying value of our goodwill and other intangible assets totaled approximately $93.8 million, which was 69% of total assets. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and share price declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

Our stockholders have experienced dilution of their percentage ownership of our stock and may experience additional dilution in the future.

As a result of the Merger, we issued new shares of common stock to certain former TransEnterix Surgical stockholders, representing approximately 65% of the total outstanding voting power of all our stockholders immediately following the closing of the Merger. The issuance of these shares caused existing stockholders at the time of the Merger to experience immediate and significant dilution in their percentage ownership of our outstanding common stock. In addition, the private placement issuance of our Series B Preferred Stock in September 2013 caused substantial dilution to our stockholders, as each share of Series B Preferred Stock was converted into ten shares of our common stock on December 6, 2013, and our stockholders experienced additional dilution in our April 2014 $56 million common stock public offering.

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

During the two years ended December 31, 2014, the market price of our common stock fluctuated from a high of $14.00 per share to a low of $0.22 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Trading of our common stock is currently conducted on the NYSE MKT. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of December 31, 2014, approximately 41% of the issued and outstanding shares of our common stock were held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

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

Our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 47% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

In connection with the Merger, we entered into a voting and lock-up agreement with certain of our stockholders pursuant to which such stockholders agreed to vote to approve certain corporate actions following the Merger.

In connection with the Merger and the related private placement transaction, stockholders holding an aggregate of 93% of our common stock on the effective date of the Merger, and members of our Board of Directors, entered into lock-up and voting agreements (each, a Voting Agreement), pursuant to which such persons agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, Covered Securities) for one year following the Merger closing date. The Voting Agreements provide that such persons may sell, transfer or convey: (i) up to 50% of their respective Covered Securities commencing on September 3, 2014, the one-year anniversary of the Merger closing date; and (ii) up to an aggregate of 75% of their respective Covered Securities during the period commencing on March 3, 2015, the eighteen-month anniversary of the Merger closing date. The restrictions on transfer contained in the Voting Agreements cease to apply to the Covered Securities on September 3, 2015, the second anniversary of the Merger closing date. In accordance with a Registration Rights Agreement dated September 3, 2013, we included many of these stockholders as selling stockholders on a shelf registration statement we filed in November 2014. On such shelf registration statement we registered, for the account of such selling stockholders, the Covered Securities that were released from the transfer restrictions of the Voting Agreement on September 3, 2014. Sales of our common stock by such selling stockholders could have a negative impact on the trading price of our common stock and increase the volatility of our common stock trading price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal corporate office and the manufacturing facilities are located at 635 Davis Drive, Suite 300, Morrisville, North Carolina. We lease these facilities, which consist of 37,328 square feet, for a five-year term, under a lease that commenced on April 1, 2010. An amendment to this lease was signed on June 13, 2014, extending the lease term until June 30, 2018. Pursuant to a lease entered into on October 24, 2013, we also lease 24,000 square feet of warehouse and office space in Durham, North Carolina. That lease commenced in January 2014 and has a 52-month term, with a six-year renewal option. Prior to that we leased 5,093 square feet of warehouse space in Durham, North Carolina pursuant to a lease that expired in January 2014.

We also leased approximately 6,800 square feet of office and warehouse space at 4400 Biscayne Blvd., Miami, Florida on a month-to-month basis from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, one of our principal stockholders and a former director. The Company terminated the SafeStitch lease effective August 15, 2014.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 2, 2014, our common stock has been listed on the NYSE MKT under the symbol “TRXC.” From December 9, 2013 to April 1, 2014, our common stock was quoted on the OTCBB under the symbol “TRXC.” From August 25, 2011 to December 6, 2013, our common stock was quoted on the OTCBB under the symbol “SFES.” The table below sets forth, for the respective periods indicated, the high and low bid prices for our common stock on the NYSE MKT or in the over-the-counter market as reported on the OTCBB, as applicable. The bid prices represent inter-dealer transactions, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

On March 31, 2014, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 5 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s issued and outstanding stock decreased from 244,276,923 to 48,855,255 shares of common stock, all with a par value of $0.001. All information related to common stock, stock options, RSUs, warrants and earnings per share for prior periods has been retroactively adjusted in this Annual Report to give effect to the Reverse Stock Split, except for the reference to the Merger Exchange Ratio of 1.1533.

	Bid Prices
	High	Low
2015
First Quarter (through February 19, 2015)	$3.50	$2.66
2014
First Quarter	$2.59	1.51
Second Quarter	14.00	1.87
Third Quarter	5.50	3.43
Fourth Quarter	4.54	1.40
2013
First Quarter	$2.50	$1.275
Second Quarter	3.275	1.75
Third Quarter	8.60	1.80
Fourth Quarter	8.80	6.45

As of February 16, 2015, there were approximately 266 record holders of our common stock (counting all shares held in single nominee registration as one stockholder).

We paid no dividends or made any other distributions in respect of our common stock during our fiscal years ended December 31, 2014 and 2013, and we have no plans to pay any dividends or make any other distributions in the future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company currently has one equity compensation plan under which it makes awards, the TransEnterix, Inc. 2007 Incentive Compensation Plan, as amended (the 2007 Plan). In connection with the Merger, SafeStitch assumed all of TransEnterix Surgical’s options that were issued and outstanding immediately prior to the Merger at the Exchange Ratio, which are now exercisable for approximately 3,136,155 shares of common stock. Such options were granted under the TransEnterix, Inc. 2006 Stock Plan (the 2006 Plan) which was assumed by the Company in the Merger. The 2006 Plan is maintained solely for the purpose of the stock options granted under such 2006 Plan that remain outstanding; no future awards are authorized to be made under the 2006 Plan. The 2007 Plan was originally approved by the Board of Directors and adopted by the majority of our stockholders on November 13, 2007, and amended and restated and approved by the Board of Directors and approved by the majority of our stockholders on October 29, 2013 to increase the number of shares of common stock authorized under the 2007 Plan to 4,940,000 shares, and to make other changes. The 2007 Plan is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and other equity awards as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by security holders	5,563,741	$4.96	2,186,360
Equity compensation plans not approved by security holders (3)	2,829,735	$0.66	0
Total	8,393,476		2,186,360

(1)	Includes 5,557,075 shares underlying outstanding stock options awarded under the 2007 Plan and 6,666 restricted stock units awarded under the 2007 Plan.
(2)	These shares are all available for future awards under the 2007 Plan.
(3)	Represents 2,696,401 shares underlying outstanding stock options awarded prior to the Merger under the 2006 Plan and assumed in the Merger, and 133,334 restricted stock units remaining under a new hire award to our Chief Financial Officer.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued no unregistered securities during the fourth quarter of 2014.

ITEM 6.	SELECTED FINANCIAL DATA

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

Overview

We are a medical device company that is focused on the development and future commercialization of a robotic-assisted surgical system called the SurgiBot™ System (the SurgiBot System). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System allows for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once inside the body. The SurgiBot System also allows for three-dimensional (3-D) high definition vision technology. We have commercialized the SPIDER ® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilizes flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). We also manufactured multiple instruments that could be deployed using the SPIDER System, and which are being adapted for use with the SurgiBot System. In April 2014, we launched the Flex Ligating Shears (“FLS”) which is an advanced energy device used with the existing SPIDER Surgical System. The FLS device is designed to deliver controlled energy to effectively ligate and divide tissue. We intend to offer a similar device in the future for the SurgiBot System. We have chosen to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014. We discontinued sales of the SPIDER System on December 31, 2014.

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

We believe that:

•	there are a number of hospitals and an increasing number of ambulatory surgery centers in the U.S. and internationally that could benefit from the addition of robotic-assisted minimally invasive surgery at a lower cost of entry than existing robotic-assisted surgery systems;

•	surgeons can benefit from the ease of use, 3-D visualization and precision of robotic-assisted surgery while remaining patient-side within the sterile field, consistent with current laparoscopic surgery procedures; and

•	patients will continue to seek a minimally invasive option, offering minimal scarring and fewer incisions, for many common general abdominal and gynecologic surgeries.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital.

Since inception, we have been unprofitable. As of December 31, 2014 we had an accumulated deficit of $135.9 million.

We expect to continue to invest in research and development and related clinical studies, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

In 2013, we incurred $2.9 million of Merger related expenses, which were included in operating expenses, as of December 31, 2013.

We operate in one business segment.

2014 Events

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

2013 Merger Transaction and Related Events

On September 3, 2013, TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (TransEnterix Surgical), and SafeStitch Medical, Inc., a Delaware corporation (SafeStitch), consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the Merger). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc.

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

Following the announcement of the Merger on August 14, 2013, the common stock price increased prior to the Merger closing date of September 3, 2013, generating additional goodwill. As of December 31, 2014, the net carrying value of our goodwill and other intangible assets totaled approximately $93.8 million. In accordance with generally accepted accounting principles, we annually assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and share price declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized. We performed our annual impairment analysis as of December 31, 2014. Based upon the results of our analysis, we determined that no impairment of goodwill existed as of this date.

Lock-Up and Voting Agreement

In connection with the Merger Agreement and the Private Placement, certain of TransEnterix Surgical’s and SafeStitch’s former stockholders, agreed to enter into Lock-up and Voting Agreements, pursuant to which such persons agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, Covered Securities) for one year following the September 3, 2013 closing date (the Closing Date). The Lock-up and Voting Agreements provide that such persons may sell, transfer or convey: (i) up to 50% of their respective Covered Securities during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date; and (ii) up to an aggregate of 75% of their respective Covered Securities during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up and Voting Agreements cease to apply to the Covered Securities following the second anniversary of the Closing Date.

Additionally, pursuant to the Lock-up and Voting Agreements, each person party thereto has agreed, for the period commencing on the Closing Date and ending on the one-year anniversary of the Closing Date, to vote all of such person’s Covered Securities in favor of: (i) amending the Company’s Amended and Restated Certificate of Incorporation to change the legal name of the Company to “TransEnterix, Inc.”; (ii) effecting a reverse stock split of the common stock on terms approved by the Company’s Board; and (iii) amending the Company’s 2007 Incentive Compensation Plan in order to increase the number of shares of common stock available for issuance thereunder. All three events were approved and completed by February 2014.

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

Sales for the year ended December 31, 2014 decreased 72% to $0.4 million compared to $1.4 million for the year ended December 31, 2013. The $1.0 million decrease was primarily the result of our decision to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014. We discontinued sales of the SPIDER System on December 31, 2014.

Cost of Goods Sold

Cost of goods sold consists of materials, labor and overhead incurred internally to produce our products and the impairment and write off of excess and obsolete inventory. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Cost of goods sold for the year ended December 31, 2014 decreased 77% to $1.1 million as compared to $4.8 million for the year ended December 31, 2013. The $3.7 million decrease was primarily the result of our reduction in sales as we limited sales of our SPIDER System to our existing customers, the discontinuation of production of our SPIDER System and the transfer of employees from our manufacturing and quality departments to research and development and regulatory functions.

Research and Development

Research and development (R&D) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to remain consistent or be modestly higher as we continue to invest in basic research, clinical studies, product development and intellectual property supporting the evolution of our SurgiBot System. R&D expenses are expensed as incurred.

R&D expenses for the year ended December 31, 2014 increased 120% to $27.9 million as compared to $12.7 million for the year ended December 31, 2013. The $15.2 million increase resulted primarily from increased contract engineering services, consulting and other outside services of $5.3 million related to product development of our SurgiBot System, increased personnel related expenses of $4.3 million as we increased the headcount and transferred employees from our manufacturing and quality departments to research and development and regulatory functions, increased supplies expense of $3.0 million, and increased other expenses of $1.7 million. In addition, R&D expenses incurred for development of SafeStitch products for the year ended December 31, 2014 were $0.9 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. In 2015, we expect sales and marketing expenses to increase modestly as we begin the early stages of commercialization. We expect sales and marketing expenses to increase significantly in 2016 in support of our anticipated SurgiBot System product launch. We cannot assure you that the SurgiBot System will be cleared by the FDA, or that we will meet our anticipated product launch target in 2016.

Sales and marketing expenses for the year ended December 31, 2014 decreased 11% to $1.7 million compared to $1.9 million for the year ended December 31, 2013. The $0.2 million decrease was primarily related to lower personnel-related costs of $61,000 and travel-related expenses of $85,000 and reduced expenditures for demonstration product and tradeshows and other marketing expenses of $54,000.

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

General and administrative expenses for the year ended December 31, 2014 increased 48% to $6.2 million compared to $4.2 million for the year ended December 31, 2013. The $2.0 million increase was primarily due to increased personnel costs of $0.3 million, increased stock compensation costs of $0.9 million, increased legal, accounting, and investor relation fees and other public company costs of $0.8 million, and increased insurance costs of $0.2 million, offset by decreased other expenses of $0.2 million.

Merger Expenses

Merger expenses consist primarily of legal, investment banking, accounting and other professional fees related to the Merger. We incurred $2.9 million of Merger related expenses for the year ended December 31, 2013.

Impairment Loss on Disposal of Property and Equipment

Impairment loss on disposal of property and equipment for the year ended December 31, 2013, was the result of an impairment charge of $0.4 million for a change in the estimate of the useful lives for certain manufacturing property and equipment that we do not anticipate using in the future.

Other Expense, Net

Other expense is primarily composed of interest expense on long-term debt and the remeasurement of fair value of preferred stock warrant liability.

Other expense for the year ended December 31, 2014 decreased to $1.0 million compared to $2.8 million for the year ended December 31, 2013. The $1.8 million decrease was related to the remeasurement of fair value of the preferred stock warrant liability immediately preceding the Merger.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of December 31, 2014, we had an accumulated deficit of $135.9 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the years ended December 31, 2014 and 2013 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash have been proceeds from private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

In January 2014, we filed the Shelf Registration Statement with the SEC which was declared effective on April 2, 2014 (the “January Registration Statement”). The January Registration Statement allows us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10.0 million of common stock in the public offering. The common stock was offered and sold pursuant to the January Registration Statement. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were from the offering were $52.4 million, net of issuance costs of $4.0 million. In addition, on November 7, 2014, we filed a Shelf Registration Statement with the SEC which was declared effective on December 19, 2014 (the “November Registration Statement” and collectively with January Registration Statement, the “Shelf Registration Statements”). The November Registration Statement allows us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. As of December 31, 2014, we had the ability to raise an additional $143.6 million from the Shelf Registration Statements.

At December 31, 2014, we had cash and cash equivalents of approximately $34.8 million. Our cash and cash equivalents increased by approximately $24.8 million during the year ended December 31, 2014, primarily as a result of proceeds from the issuance of common stock, net of issuance costs, of $52.4 million, proceeds from the sale and maturities of investments of $6.2 million, and proceeds from the issuance of debt of $4.3 million, proceeds from the exercise of options and warrants of $0.1 million, offset by net cash used in operating activities of $33.2 million, purchases of property and equipment of $2.2 million, and payments on term debt of $2.9 million.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.2 million during the year ended December 31, 2014. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and amortization, and stock-based compensation, plus the net change in operating assets and liabilities for the year ended December 31, 2014, which consisted primarily of increases in accrued expenses and decreases in restricted cash, inventory, interest receivable and accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $4.0 million during the year ended December 31, 2014. This amount reflected the net cash proceeds from the sale and maturities of investments of $6.2 million offset by cash paid for the purchases of property and equipment of $2.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2014 of $53.9 million was primarily related to proceeds from the issuance of common stock, net of issuance costs, of $52.4 million, and proceeds from the issuance of debt of $4.3 million, offset by payments on debt of $2.9 million.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will not be sufficient to meet our anticipated cash needs through December 31, 2015. We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, cease operations and/or seek bankruptcy protection.

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

In connection with the Merger, we assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility (the “Original Loan Agreement”). On September 26, 2014, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders have agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25.0 million, with the first tranche adding to the outstanding principal amount of the existing term loan, which was $5.6 million, borrowed by the Company from the Lenders under the Original Loan Agreement for an aggregate of $10.0 million in borrowings as of September 26, 2014. Two additional tranches are to be made available as follows. The second tranche of $5.0 million will be available at any time prior to one year after the closing date when we file a 510(k) application for the SurgiBot System, and complete an offering of equity securities at or above $35.0 million. The third tranche of $10.0 million, will be made available to us at any time prior to two years after the closing date upon recognition of at least $10.0 million of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. We are entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if we receive 510(k) clearance for the SurgiBot system at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2014 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Long-term debt obligations	$11.5	$0.7	$10.8	—
Operating leases	$2.1	$0.5	$1.6	$—

Total contractual obligations	$13.6	$1.2	$12.4	$—

Long-term debt obligations include future payments under the Amended Loan Agreement.

Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. We rent office space under an operating lease which expires in 2018, with options to extend the lease through 2021. We also rent space for a warehouse facility which expires in 2018, with options to extend the lease through 2024. This table does not include obligations for any lease extensions.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in Item 8 of this Annual Report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, stock-based compensation, inventory, intellectual property and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements set forth in our financial statements for the years ended December 31, 2014 and 2013, which are attached as Item 8 of this Annual Report. Actual results may differ from these estimates under different assumptions and conditions.

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

Indefinite-lived intangible assets, such as goodwill, are not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists by performing either a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including industry, market and general economic conditions, market value, and future projections to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment and perform a two-step quantitative test. The quantitative goodwill impairment test is performed by comparing the estimated fair value of the associated reporting unit to its carrying value.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TransEnterix, Inc.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of TransEnterix, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransEnterix, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransEnterix, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

BDO USA, LLP

Raleigh, North Carolina

February 20, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TransEnterix, Inc.

Morrisville, North Carolina

We have audited TransEnterix, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TransEnterix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TransEnterix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransEnterix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014 and our report dated February 20, 2015 expresses an unqualified opinion thereon.

/s/BDO USA, LLP

BDO USA, LLP

Raleigh, North Carolina

February 20, 2015

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$34,766	$10,014
Short-term investments	—	6,191
Accounts receivable, net	133	188
Interest receivable	1	68
Inventory, net	—	701
Other current assets	789	593

Total Current Assets	35,689	17,755

Restricted cash	250	375
Property and equipment, net	3,120	1,864
Intellectual property, net	2,241	2,741
Trade names, net	7	10
Goodwill	93,842	93,842
Other long term assets	62	127

Total Assets	$135,211	$116,714

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,768	$1,804
Accrued expenses	1,769	1,406
Note payable - current portion	610	3,879

Total Current Liabilities	4,147	7,089

Long Term Liabilities
Note payable - less current portion, net of debt discount	9,275	4,602

Total Liabilities	13,422	11,691

Commitments and Contingencies

Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at December 31, 2014 and 2013; and 63,182,806 and 48,841,417 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively (1)	63	49
Additional paid-in capital	257,642	203,238
Accumulated deficit	(135,916)	(98,264)

Total Stockholders’ Equity	121,789	105,023

Total Liabilities and Stockholders’ Equity	$135,211	$116,714

See accompanying notes to consolidated financial statements.

(1)	Adjusted for 1:5 reverse stock split on March 31, 2014.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	Years ended
	December 31,
	2014	2013

Sales	$401	$1,431

Operating Expenses
Cost of goods sold	1,095	4,810
Research and development	27,944	12,700
Sales and marketing	1,727	1,943
General and administrative	6,244	4,221
Impairment loss on property and equipment	—	450
Merger expenses	—	2,911

Total Operating Expenses	37,010	27,035

Operating Loss	(36,609)	(25,604)

Other Expense
Remeasurement of fair value of preferred stock warrant liability	—	(1,800)
Interest expense, net	(1,043)	(954)

Total Other Expense, net	(1,043)	(2,754)

Net Loss	$(37,652)	$(28,358)

Other comprehensive income (loss)	—	—

Comprehensive loss	$(37,652)	$(28,358)

Net loss per share - basic and diluted	$(0.64)	$(2.23)

Weighted average common shares outstanding - basic and diluted	58,714	12,731

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Preferred Stock							Preferred Stock				Additional		Total
	Series A		Series B		Series B-1			Series B		Common Stock (1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Capital (1)	Deficit	Equity (Deficit)

Balance, December 31, 2012	5,696	$19,885	11,490	$40,016	45,998		$15,104	—	$—	1,078	$1	$1,292	$(69,906)	$(68,613)

Accretion of issuance costs	—	—	—	31	—		9	—	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	—	—	—		—	—	—	—	—	941	—	941

Exercise of stock options	—	—	—	—	—		—	—	—	68	—	54	—	54

Exercise of warrants	—	—	—	—	—		—	—	—	167	—	90	—	90
Reverse acquisition recapitalization adjustment	(5,696)	(19,885)	(11,490)	(40,047)	(45,998)		(15,113)	—	—	32,444	33	168,810	—	168,843
Redemption of TransEnterix Surgical shares for cash to non-accredited investors	—	—	—	—	—		—	—	—	(54)	—	—	—	—
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—		—	—	—	—	—	1,909	—	1,909
Issuance of preferred stock	—	—	—	—	—		—	7,570	30,197	—	—	—	—	30,197
Conversion of preferred stock to common stock	—	—	—	—	—		—	(7,570)	(30,197)	15,139	15	30,182	—	—

Net loss	—	—	—	—	—		—	—	—	—	—	—	(28,358)	(28,358)

Balance, December 31, 2013	—	$—	—	$—	—	$		—	$—	48,842	$49	$203,238	$(98,264)	105,023

Stock-based compensation	—	—	—	—	—		—	—	—	—	—	1,840	—	1,840
Issuance of common stock, net of issuance costs	—	—	—	—	—		—	—	—	14,110	14	52,419		52,433
Exercise of stock options and restricted stock units	—	—	—	—	—		—	—	—	221	—	75	—	75

Exercise of warrants	—	—	—	—	—		—	—	—	10	—	16	—	16

Issuance of warrants	—	—	—	—	—		—	—	—	—	—	54	—	54

Net loss	—	—	—	—	—		—	—	—	—	—	—	(37,652)	(37,652)

Balance, December 31, 2014	—	$—	—	$—	—		$—	—	$—	63,183	$63	$257,642	$(135,916)	$121,789

See accompanying notes to consolidated financial statements. See Note 19 for information on the Reverse Merger and the applicable conversion ratio applied to historical common stock amounts.

(1)	Adjusted for 1:5 reverse stock split on March 31, 2014.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	December 31,
	2014	2013
Operating Activities
Net loss	$(37,652)	$(28,358)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,310	1,483
Amortization of debt discount	14	—
Amortization of debt issuance costs	69	103
Remeasurement of fair value of preferred stock warrant liability	—	1,800
Accretion/amortization of bond discount/premium	—	52
Stock-based compensation	1,840	941
Loss on disposal of property and equipment	86	31
Impairment loss on property and equipment	—	450
Changes in operating assets and liabilities:
Accounts receivable	55	402
Interest receivable	67	(52)
Inventory	701	731
Other current and long term assets	(170)	(328)
Restricted cash	125	—
Accounts payable	(36)	641
Accrued expenses	363	868

Net cash and cash equivalents used in operating activities	(33,228)	(21,236)

Investing Activities
Purchase of investments	—	(6,240)
Proceeds from sale and maturities of investments	6,191	904
Cash received in acquisition of a business, net of cash paid	—	246
Purchase of property and equipment	(2,174)	(1,377)
Proceeds from sale of property and equipment	25	—

Net cash and cash equivalents provided by (used in) investing activities	4,042	(6,467)

Financing Activities
Proceeds from issuance of debt, net of debt discount	4,321	1,998
Payment of debt	(2,877)	(1,519)
Proceeds from issuance of common stock, net of issuance costs	52,433	—
Proceeds from issuance of preferred stock, net of issuance costs	—	28,199
Debt issuance costs	(30)	—
Proceeds from exercise of stock options and restricted stock units	75	—
Proceeds from exercise of warrants	16	143

Net cash and cash equivalents provided by financing activities	53,938	28,821

Net increase in cash and cash equivalents	24,752	1,118
Cash and Cash Equivalents, beginning of year	10,014	8,896

Cash and Cash Equivalents, end of year	$34,766	$10,014

Supplemental Disclosure for Cash Flow Information
Interest paid	$904	$824

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock warrants	$54	$—

Conversion of bridge notes to preferred stock	$—	$1,998

Conversion of preferred stock warrants to common stock warrants	$—	$1,909

Conversion of preferred stock to common stock	$—	$30,197

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Financial Statements

1.	Organization and Capitalization

TransEnterix, Inc. (the “Company”) is a medical device company that is focused on the development and future commercialization of a robotic assisted surgical system called the SurgiBot™ System (the “SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System would allow for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once in the body. The SurgiBot System also allows for three-dimensional (3-D) high definition vision technology. The Company previously commercialized the SPIDER ® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilizes flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). The Company also manufactured multiple instruments that can be deployed using the SPIDER System, and which are being adapted for use with the SurgiBot System. The Company has discontinued sales of the SPIDER System as of December 31, 2014.

On September 3, 2013, TransEnterix Surgical, Inc., a Delaware corporation formerly known as TransEnterix, Inc. (“TransEnterix Surgical”) and SafeStitch Medical, Inc., a Delaware corporation (“SafeStitch”) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the “Merger”). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, the term “SafeStitch” refers to the historic business of SafeStitch Medical, Inc. prior to the Merger, and the term “TransEnterix Surgical” refers to the historic business of TransEnterix Surgical, Inc. prior to the Merger.

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $135.9 million, including a net loss of $37.7 million for the year ended December 31, 2014, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SafeStitch LLC, and TransEnterix Surgical, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Reverse Merger

On September 3, 2013, TransEnterix Surgical and SafeStitch, consummated the Merger whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the Merger. As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its corporate name to TransEnterix, Inc.

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

Reverse Stock Split

On March 31, 2014, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 5 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s issued and outstanding stock decreased from 244,276,923 to 48,855,255 shares of common stock, all with a par value of $0.001. All information related to common stock, stock options, restricted stock units, warrants and earnings per share for prior periods has been retroactively adjusted to give effect to the Reverse Stock Split, except for the reference to the Merger Exchange Ratio of 1.1533.

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

Restricted cash, consisting of a money market account used as collateral securing a letter of credit under the terms of the corporate office operating lease that commenced in 2010, was $250,000 and $375,000 as of December 31, 2014 and 2013, respectively.

The Company’s investments at December 31, 2013 consisted of corporate bonds and were classified as available for sale. Investments classified as available for sale are measured at fair value, and net unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) on the balance sheet until realized. Realized gains and losses on sales of investment securities are determined based on the specific-identification method and are recorded in interest expense, net. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest expense, net. The Company held no investments as of December 31, 2014 as it sold all its investment securities during 2014. There were no gross realized gains or losses for the years ended December 31, 2014 and 2013. There have been no unrealized gains or losses reclassified to accumulated other comprehensive income (loss).

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectable accounts. The allowance for uncollectible accounts was determined based on historical collection experience.

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, interest receivable, accounts payable, and certain accrued expenses at December 31, 2014 and 2013, approximate their fair values due to the short-term nature of these items. The Company’s debt balance approximates fair value as of December 31, 2014 and 2013.

Concentrations and Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and investments held in money market accounts. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s cash deposits may at times exceed the FDIC insured limit. Balances in excess of federally insured limitations may not be insured. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

The Company had one customer who constituted 74% of the Company’s net accounts receivable at December 31, 2014 and one customer who constituted 61% of the Company’s net accounts receivable at December 31, 2013. The Company had two customers who accounted for 37% and 10% of sales in 2014 and one customer who accounted for 37% of sales in 2013.

Inventory

Inventory, which includes material, labor and overhead costs, is stated at standard costs which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at December 31, 2014 or 2013.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. No impairment existed at December 31, 2014 or 2013.

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

Property and Equipment

Property and equipment consists primarily of machinery, manufacturing equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost.

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

Preferred Stock Warrant Liability

In January and December 2012, TransEnterix Surgical entered into promissory notes with two lenders and issued preferred stock warrants to each lender in connection with the issuance of the promissory notes. At December 31, 2012, TransEnterix Surgical accounted for these freestanding warrants to purchase TransEnterix Surgical Series B-1 Convertible Preferred Stock as liabilities at fair value. The warrants were subject to re-measurement at each balance sheet date prior to the Merger, and the change in fair value through the Merger date was recognized as other income (expense). TransEnterix Surgical used the Monte Carlo simulation method to value the warrants prior to the Merger which is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of TransEnterix Surgical’s future expected stock prices and minimizes standard error. In connection with the Merger, the warrants, which previously were convertible into shares of TransEnterix Surgical Series B-1 Convertible Preferred Stock, were amended to be convertible into warrants to purchase the Company’s common stock. Upon conversion of the warrants as a consequence of the Merger, the preferred stock warrant liability was reclassified into additional paid-in capital.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was $1,840,000 and $941,000 for the years ended December 31, 2014 and 2013, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is equal to its net loss for all periods presented.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In June 2014, the FASB issued ASU 2014-12 – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

3.	Cash, Cash Equivalents, Restricted Cash, and Short-term Investments

Cash, cash equivalents, restricted cash, and short-term investments consist of the following:

	December 31
	2014	2013
	(In thousands)

Cash	$1,511	$930
Money market	33,255	9,084

Total cash and cash equivalents	$34,766	$10,014

Corporate bonds	$—	$6,191

Total short-term investments	$—	$6,191

Total restricted cash	$250	$375

Total	$35,016	$16,580

4.	Fair Value

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

The following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2014
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Assets measured at fair value
Cash and Cash Equivalents	$34,766	$—	$—	$34,766
Restricted Cash	250	—	—	250

Total Assets measured at fair value	$35,016	$—	$—	$35,016

	December 31, 2013
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013
Assets measured at fair value
Cash and Cash Equivalents	$10,014	$—	$—	$10,014
Restricted Cash	375	—	—	375
Short-term investments	—	$6,191	—	$6,191

Total Assets measured at fair value	$10,389	$6,191	$—	$16,580

The change in the fair value of the Level 3 preferred stock warrant liability is summarized below:

December 31, 2013
(In thousands)
Fair value at beginning of year	$109
Issuances	—
Change in fair value recorded in other expense	1,800
Reclassification to additional paid-in capital upon the Merger	(1,909)

Fair value at end of year	$—

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

None of the securities have contractual maturities of more than one year and therefore do not have continuous unrealized losses greater than 12 months. The Company held no investments at December 31, 2014 as it sold all its investment securities during 2014. There were no realized gains or losses for the years ended December 31, 2014 and 2013.

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	December 31,	December 31,
	2014	2013
	(In thousands)
Gross accounts receivable	$221	$220
Allowance for uncollectible accounts	(88)	(32)

Total accounts receivable, net	$133	$188

7.	Inventories

The following table presents the components of inventories:

	December 31,	December 31,
	2014	2013
	(In thousands)

Finished goods	$358	$896
Reserve for excess and obsolete inventory	(358)	(195)

Total inventories	$—	$701

During the year ended December 31, 2013, the reserve for excess and obsolete inventory was increased by approximately $803,000 primarily to reserve for raw materials that the Company no longer anticipates selling. Of this amount, approximately $718,000 was written-off and removed from inventory, resulting in an increase in the reserve for excess and obsolete inventory of approximately $85,000. During 2014, the Company discontinued the sale of the SPIDER System. As a result, the inventory balance was fully reserved at December 31, 2014, as we increased the reserve for excess and obsolete inventory by approximately $163,000.

8.	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2014	2013
	(In thousands)
Machinery and manufacturing equipment	$3,797	$2,453
Computer equipment	1,710	1,327
Furniture	358	287
Leasehold improvements	1,405	1,249

Total property and equipment	7,270	5,316
Accumulated depreciation and amortization	(4,150)	(3,452)

Property and equipment, net	$3,120	$1,864

Depreciation expense was $810,000 and $983,000, for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2013, an impairment charge of $450,000 was incurred for a charge in the estimate of the useful lives for certain manufacturing property and equipment that the Company does not anticipate using in the future.

9.	Intellectual Property

In 2009, the Company purchased certain patents from an affiliated company for $5 million in cash and concurrently terminated a license agreement related to the patents. Intellectual Property consisted of the following:

	December 31,	December 31,
	2014	2013
	(In thousands)
Patents	$5,000	$5,000
Accumulated amortization	(2,759)	(2,259)

Intellectual property, net	$2,241	$2,741

Amortization expense was $500,000 for the years ended December 31, 2014 and 2013. At December 31, 2014, the estimated amortization expense for each of the four succeeding years is approximately $500,000 per year, with a final year of estimated amortization expense of $241,000. The remaining amortization period is 4.5 years. The patent expiration dates begin in 2027.

10.	Debt Issuance Costs

In connection with the issuance of notes payable, TransEnterix Surgical incurred debt acquisition costs of $183,000. TransEnterix Surgical capitalizes these costs and is amortizing them over the life of the debt, using the straight-line method of amortization which approximates the effective-interest method. Amortization expense for the debt issuance costs was $38,000 and $65,000 for the years ended December 31, 2014 and 2013, respectively.

In January 2012, TransEnterix Surgical recorded $63,000 of debt issuance costs related to the issuance to the lenders of warrants to purchase Series B-1 Convertible Redeemable Preferred Stock. The preferred stock warrants were issued in conjunction with a promissory note issued to the lenders. At that time, TransEnterix Surgical began amortizing the debt issuance costs over the four year term of the promissory note. Amortization expense for the debt issuance costs was $15,000 and $16,000 for the years ended December 31, 2014 and 2013, respectively.

In December 2012, TransEnterix Surgical recorded $65,000 of debt issuance costs related to the issuance of warrants to purchase Series B-1 Convertible Redeemable Preferred Stock to lenders. The preferred stock warrants were issued in conjunction with a promissory note issued to the lender. At that time, TransEnterix Surgical began amortizing the debt issuance costs over the three year term of the promissory note. Amortization expense for the debt issuance costs was $16,000 and $22,000 for the years ended December 31, 2014 and 2013, respectively.

Total amortization expense related to issuance of warrants was $31,000 and $38,000 for the years ended December 31, 2014 and 2013, respectively. Total accumulated amortization for the warrant issuance costs was $80,000 and $49,000 at December 31, 2014 and 2013, respectively. Debt issuance costs, net of amortization, are recorded within other assets on the consolidated balance sheets.

11.	Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2014 or December 31, 2013. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. The valuation allowance was recorded due to management’s assessment of the likelihood that said deferred tax assets will be realized in future periods.

Significant components of the Company’s deferred tax assets consist of the following at December 31 (in thousands):

	2014	2013
Current deferred tax assets:
Inventory reserves	$537	$71
Accrued expenses	373	331
Deferred rent	17	14
Allowance for uncollectible accounts receivable	32	12
Valuation allowance	(959)	(428)

Net current deferred tax asset	—	—

Noncurrent deferred tax assets:
Stock-based compensation	1,154	1,170
Contribution carryforward	2	2
Research credit carryforward	3,200	2,307
Fixed assets	278	235
Capitalized start up costs	4,233	4,676
Net operating loss carryforwards	51,145	38,286

	60,012	46,676
Valuation allowance	(60,009)	(46,672)

Net noncurrent deferred tax asset	3	4

Noncurrent deferred tax liability
Purchase accounting intangibles	(3)	(4)

Net deferred tax asset (liability)	$—	$—

The Merger transaction described in Note 1 was in the form of a tax-free reorganization under Internal Revenue Code Sec. 368. The transaction qualifies as a Business Combination under ASC 740. The goodwill recorded under U.S. GAAP purchase accounting is not deductible for tax purposes.

At December 31, 2014 and 2013, the Company has provided a full valuation allowance against its net deferred assets, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $13.9 million from the prior year. At December 31, 2014, the Company had federal and state net operating loss tax carryforwards of approximately $140.6 million and $98.1 million, respectively. These net operating loss carryforwards expire in various amounts starting in 2027 and 2018, respectively. The Company’s federal and state net operating loss carryforwards include approximately $0.4 million of excess tax benefits related to deductions from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. At December 31, 2014, the Company had federal research credit carryforwards in the amount of $3.2 million. These carryforwards begin to expire in 2027. The utilization of the federal net operating loss carryforwards and credit carryforwards will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

The Company has evaluated its tax positions to consider whether it has any unrecognized tax benefits. As of December 31, 2014, the Company had gross unrecognized tax benefits of approximately $0.6 million. As of December 31, 2013, the Company had not recorded any amounts associated with unrecognized tax benefits. Of the total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions (in thousands):

Balance at December 31, 2013	$—
Gross increases related to current period	606
Gross decreases related to current period	—

Balance at December 31, 2014	$606

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows for the years ended December 31:

	2014		2013
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
United States federal tax statutory rate	$(12,801)	34.0%	$(9,642)	34.0%
State taxes (net of deferred benefit)	(786)	2.0%	(662)	2.3%
Non-deductible expenses	253	(0.7)%	1,556	(5.5)%
Research & Development Credits	(1,532)	4.1%	—	0.0%
Change in unrecognized tax benefits	606	(1.6)%	—	0.0%
Change in valuation allowance	13,868	(36.8)%	20,733	(73.1)%
Adjustment for valuation allowance recorded as part of purchase accounting	—	0.0%	(11,785)	41.6%

Other, net	392	(1.0)%	(200)	0.7%

Provision for income taxes	$—	0.0%	$—	0.0%

12.	Related-Person Transactions

Synecor, LLC and its shareholders and officers collectively owned approximately 9% and 12% of the Company’s common stock at December 31, 2014 and 2013, respectively. Various research and development services were purchased from Synecor LLC and its wholly owned subsidiary Synchrony Labs LLC and totaled approximately $66,000 and $90,000 for the years ended December 31, 2014 and 2013, respectively.

The Company’s director, Dr. Hsiao, and a former director, Dr. Frost, are significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly-traded medical device company, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly-traded medical device company, and Tiger Media, Inc. (“Tiger Media”) (formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China. Director Richard Pfenniger is also a shareholder of NIMS. The Company’s Chief Legal Officer serves under a Board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of NIMS and Tiger X. Additionally, the Company’s former Chief Financial Officer, until October 2, 2013, also served as the Chief Financial Officer and supervised the accounting staff of NIMS under a Board-approved cost sharing arrangement whereby the salaries of the accounting staffs of the companies are shared. The Company has recorded reductions to general and administrative expenses for the years ended December 31, 2014 and 2013 of approximately $125,000 and $55,000, respectively, to account for the sharing of accounting and legal administrative costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X and TigerMedia were approximately $24,000 and $14,000 as of December 31, 2014 and 2013, respectively, and are included in other current assets.

SafeStitch entered into a month to month lease for office space in Miami, Florida with a company controlled by Dr. Frost. The Company recorded approximately $89,000 and $48,000 of rent expense related to the Miami lease for the years ended December 31, 2014 and 2013, respectively. The Company terminated the SafeStitch lease effective August 15, 2014.

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

The 2007 Plan was approved by the majority of the SafeStitch’s stockholders on November 13, 2007. The 2007 Plan was amended on June 19, 2012 to increase the number of shares of common stock available for issuance to 1,000,000 and was amended on October 29, 2013 to (a) increase the number of shares of common stock authorized for issuance under the 2007 Plan from 1,000,000 shares of common stock to 4,940,000 shares of common stock, (b) increase the per-person award limitations for options or stock appreciation rights from 200,000 to 1,000,000 shares and for restricted stock, deferred stock, performance shares and/or other stock-based awards from 100,000 to 500,000 shares, and (c) change the name of the 2007 Plan to reflect the change to the TransEnterix, Inc. 2007 Incentive Compensation Plan. Under the 2007 Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant. Additionally, no stock options or stock appreciation rights granted under the 2007 Plan may have a term exceeding ten years.

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

During the years ended December 31, 2014 and 2013, the Company recognized $1,840,000 and $941,000, respectively, of stock-based compensation expense, including stock options and restricted stock units. During 2014, the Company granted options with performance-based features. As of December 31, 2014, the Company determined that achievement of the pre-defined corporate performance goals was not probable and no expense was recognized during the year.

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

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

Year ended December 31,	2014	2013
Expected dividend yield	0%	0%
Expected volatility	46%-63%	62%-63%
Risk-free interest rate	1.60% - 2.30%	1.64% - 1.98%
Expected life (in years)	5.2 – 7.0	5.7 – 6.1

The Company is also required to estimate the fair value of the common stock underlying the stock-based awards when performing the fair value calculations with the Black-Scholes-Merton option-pricing model. The fair value of the common stock underlying the stock-based awards for the common stock before the Company was public was estimated on each grant date by the Board of Directors, with input from management. The Board of Directors is comprised of a majority of non-employee directors with significant experience in the medical device industry. Given the absence of a public trading market of the Company’s common stock prior to the Merger, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the common stock, including among other things, the rights, preferences and privileges of the redeemable convertible preferred stock, business performance, present value of future cash flows, likelihood of achieving a liquidity event, illiquidity of the Company’s capital stock, management experience, stage of development, industry information and macroeconomic conditions. In addition, the Company’s Board of Directors utilized independent valuations performed by an unrelated third-party specialist to assist with the valuation of the common stock; however, the Company and the Board of Directors have assumed full responsibility for the estimates. The Board of Directors utilized the fair values of the common stock derived in the third-party valuations to set the exercise price for options granted prior to the Merger in 2013.

The following table summarizes the Company’s stock option activity, including grants to non-employees, for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2012	2,584,554	$0.40	8.70
Options assumed through merger with SafeStitch	709,550	3.75
Granted	603,139	2.20
Forfeited	(6,129)	0.40
Exercised	(68,227)	0.80

Options outstanding at December 31, 2013	3,822,887	$1.30	7.95
Granted	2,422,309	5.40
Forfeited	(670,065)	3.95
Exercised	(151,390)	0.49

Options outstanding at December 31, 2014	5,423,741	$2.82	7.79

The following table summarizes information about stock options outstanding at December 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Exercisable at December 31, 2014	2,721,164	$1.47	6.65
Vested or expected to vest at December 31, 2014	4,864,038	$2.38	7.63

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2014 was approximately $6.2 million, $4.8 million, and $6.2 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2014 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date.

The following table summarizes the unvested stock option activity:

	Number of Shares	Weighted-Average Fair Value
Unvested options at December 31, 2012	1,707,536	$0.40
Unvested options assumed through merger with SafeStitch	223,200	2.45
Granted	603,139	0.95
Vested	(711,818)	1.25
Forfeited	(5,490)	0.20

Unvested options at December 31, 2013	1,816,566	$1.10
Granted	2,422,309	2.87
Vested	(993,888)	1.04
Forfeited	(542,410)	2.25

Unvested options at December 31, 2014	2,702,577	$2.33

The Company granted 2,422,309 and 603,139 options to employees and non-employees during the years ended December 31, 2014 and 2013, respectively, with a weighted-average grant date fair value of $2.87 and $0.95, respectively. The total intrinsic value of options exercised during 2014 and 2013 was approximately $996,000 and $348,000, respectively.

The total fair value of options vested during 2014 and 2013 was approximately $1,054,000 and $880,000, respectively. As of December 31, 2014, the Company had future employee stock-based compensation expense of approximately $3,818,000 related to unvested share awards, which is expected to be recognized over an estimated weighted-average period of 2.9 years.

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

The following is a summary of the RSU activity for the years ended December 31, 2014 and 2013:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	—	—
Granted	210,000	$7.19
Vested	—	—

Unvested, December 31, 2013	210,000	$7.19
Granted	—	$—
Vested	70,000	—

Unvested, December 31, 2014	140,000	$7.19

As of December 31, 2014 and 2013, the Company recorded approximately $503,000 and $121,000, respectively, in compensation expense for the RSUs. As of December 31, 2014, the unrecognized stock-based compensation expense related to unvested RSUs was approximately $0.9 million, which is expected to be recognized over a weighted average period of approximately 1.75 years. The weighted average grant date fair value of the RSUs granted in 2013 was $7.19. No restricted stock units were granted in 2014.

15.	Warrants

On March 22, 2013, SafeStitch entered into a stock purchase agreement with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors purchased an aggregate of approximately 2,420,000 shares of common stock at a price of $1.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 1,209,600 common shares, representing one warrant for every two common shares purchased, with an exercise price of $1.65 per share and five year expiration. Among the 2013 PIPE Investors purchasing shares were related parties who purchased 1.28 million shares and received 640,000 warrants. There were approximately 1.2 million warrants outstanding that were assumed as of the Merger. During the years ended December 31, 2014 and 2013, 10,000 and 54,000, respectively of these warrants were exercised.

On January 17, 2012, TransEnterix Surgical entered into the Original Loan Agreement (the “Original Loan Agreement”) with Silicon Valley Bank and Oxford Finance LLC. (collectively, the “Lenders”). Pursuant to such agreement, TransEnterix Surgical issued preferred stock warrants to the Lenders on January 17, 2012 and December 21, 2012, respectively, to purchase shares of TransEnterix Surgical preferred stock. The preferred stock warrants expire 10 years from the issue date. The preferred stock warrants were remeasured immediately prior to the Merger. As a result of the remeasurement, the Company recorded approximately $1.8 million of other expense in the accompanying 2013 consolidated statement of operations and other comprehensive income (loss). As of the Merger, the preferred stock warrants converted to common stock warrants, adjusted based on the Exchange Ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital. These warrants are exercisable for an aggregate of approximately 279,588 shares of common stock, with an exercise price of $1.45. During the year ended December 31, 2013, 139,794 of these warrants were exercised in a cashless transaction for 112,766 shares of common stock. None of these warrants were exercised during the year ended December 31, 2014.

On September 26, 2014, the Company entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with the Lenders. In connection with the Amended and Restated Loan Agreement and the first tranche borrowings, the Company issued 38,325 common stock warrants to the Lenders to purchase shares of the Company’s common stock, with an exercise price of $4.015 per share. Additional common stock warrants will be issued if additional tranche Term Loans are made under the Amended and Restated Loan Agreement. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the term loans. None of these warrants were exercised during the year ended December 31, 2014.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value

Outstanding at December 31, 2012	279,588	$1.45	9.1	$0.45

Granted	—	—	—	—
Warrants assumed in merger with SafeStitch	1,199,600	1.65	4.3	1.15
Exercised	(193,794)	1.45	—	5.25
Expired/cancelled	—	—	—	—

Outstanding at December 31, 2013	1,285,394	$1.45	4.7	$1.75
Granted	38,325	4.02	6.7	1.41
Exercised	(10,000)	1.65	—	—

Outstanding at December 31, 2014	1,313,719	$1.70	3.9	$1.75

The aggregate intrinsic value of the common stock warrants in the above table was $1.6 million and $8.7 million at December 31, 2014 and 2013, respectively. The aggregate intrinsic value is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the estimated fair market value of the applicable stock as of the respective dates.

16.	Notes Payable

On January 17, 2012, TransEnterix Surgical entered into a loan and security agreement with Silicon Valley Bank and Oxford Finance LLC. The terms of the Original Loan Agreement provided for two term loans in aggregate of $10,000,000 comprised of a $4,000,000 term loan and a $6,000,000 term loan. In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s Original Loan Agreement, and agreed to amendments to the Original Loan Agreement, dated as of September 3, 2013 and October 31, 2013, respectively, The Original Loan Agreement had a maturity date of January 1, 2016 and a fixed interest rate of 8.75%. As of September 26, 2014, the outstanding principal amount of the Original Loan Agreement was $5,604,000.

On September 26, 2014, the Company entered into the Amended and Restated Loan Agreement with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders have agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25,000,000. The first tranche increased the Company’s borrowings at September 26, 2014 from $5,604,000 to $10,000,000. Two additional tranches are to be made available as follows. The second tranche of $5,000,000 will be available at any time prior to one year after the closing date when the Company files a 510(k) application for its SurgiBot System, and completes an offering of its equity securities at or above $35 million. The third tranche of $10,000,000, will be made available to the Company at any time prior to two years after the closing date upon recognition of at least $10,000,000 of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. The Company is entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if the Company receives 510(k) clearance for its SurgiBot System at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

As of December 31, 2014 future principal payments under the Company’s notes payable agreements are as follows:

Years ending December 31, (In thousands)
2015	$610
2016	3,824
2017	4,122
2018	1,444

Total	$10,000

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

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that the debt refinancing was considered to be a debt modification. Accordingly, the Company recorded approximately $129,000 of debt discount, consisting of the $75,000 facility fee and the relative fair value of warrants on the issue date of $54,000. Additionally, approximately $30,000 of legal fees were recorded as deferred financing costs. The debt discount and deferred financing costs will be amortized over the life of the new debt agreement using the effective interest method into Interest expense, net.

In conjunction with the Original Loan Agreement, TransEnterix Surgical issued the Lenders warrants to purchase 1,397,939 shares of the TransEnterix Surgical’s Series B-1 Convertible Preferred Stock. The warrants were issued on January 17, 2012 and December 12, 2012 with an initial exercise price of $0.29 per share and expire on January 16, 2022. The warrants were recorded at fair value as a liability on the Company’s balance sheet on the date of issuance and are revalued as of each balance sheet date. The warrants converted to common stock warrants on the Merger date, adjusted based on the Exchange Ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital (see Note 15 Warrants).

17.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended December 31, 2014 and 2013, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31,
	2014	2013
Stock options	5,423,741	3,822,887
Stock warrants	1,313,719	1,285,394
Nonvested restricted stock units	140,000	210,000

Total	6,877,460	5,318,281

18.	Public Offering of Common Stock

On April 14, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors purchased $10.0 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.4 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the Shelf Registration Statement (the “April 2014 Shelf Registration Statement”), which was declared effective on April 2, 2014. The April 2014 Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, warrants, or any combination thereof.

19.	Closing of Merger and Financing Transaction

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

	Year ended December 31,
	2013	2012
	(In thousands, except per share)

Revenues	$1,456	$2,150
Net loss	(30,420)	(22,149)

Earnings per share (1)	$(0.85)	$(0.65)

(1)	Adjusted for 1:5 reverse stock split on March 31, 2014.

20.	Stockholders’ Equity

TransEnterix Surgical

Common and Preferred Stock

On July 12, 2006, TransEnterix Surgical had 11,533,000 shares of common stock authorized. On December 27, 2007, TransEnterix Surgical authorized an additional 2,883,250 shares of common stock for a total of 14,416,250 authorized shares. On October 2, 2009, TransEnterix Surgical authorized an additional 24,219,300 shares of common stock for a total of 38,635,550 authorized shares. On November 30, 2011 TransEnterix Surgical authorized an additional 88,227,450 shares of common stock for a total of 126,863,000 authorized shares. In January 2012 TransEnterix Surgical authorized an additional 3,459,900 shares of common stock for a total of 130,322,900 authorized shares. As of December 31, 2012, 5,391,095 shares of common stock were issued at $ 0.001 par value per share and were outstanding. Each holder of common stock was entitled to one vote for each share held thereof. In connection with the Merger, the TransEnterix Surgical common stock was converted to common stock of the Company.

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

On December 31, 2007, TransEnterix Surgical completed the issuance of 3,143,749 shares of Series A Redeemable Convertible (“Series A”) Preferred Stock at $ 3.49 per preferred share. In March 2008, TransEnterix Surgical completed a second closing of Preferred Stock and had 3,373,882 shares of Series A Preferred Stock at $3.49 per preferred share issued and outstanding as of December 31, 2008. On February 18, 2009, TransEnterix Surgical completed the final closing of Series A Preferred Stock and had 5,734,402 shares of Preferred Stock at $3.49 per preferred share issued and outstanding as of December 31, 2011. During 2012, 38,141 shares of Series A Preferred Stock were converted to common stock. At December 31, 2012 TransEnterix Surgical had 5,696,261 shares of Series A Preferred Stock at $3.49 per preferred share issued and outstanding. In connection with the Merger, the TransEnterix Surgical Series A Preferred Stock was converted to common stock of the Company.

On October 6, 2009, TransEnterix Surgical completed the issuance of 11,504,298 shares of Series B Redeemable Convertible (“Series B”) Preferred Stock at $ 3.49 per preferred share. On November 30, 2011, TransEnterix Surgical completed the closing of Series B-1 Redeemable Convertible (“Series B-1”) Preferred Stock and had 45,121,691 shares of Preferred Stock at $0.33 per preferred share issued and outstanding as of December 31, 2011. In January 2012, TransEnterix Surgical completed a second closing of Series B-1 Preferred Stock. During 2012, 49,998 shares of TransEnterix Surgical’s Series B Preferred Stock were converted to common stock. TransEnterix Surgical had 45,998,220 shares of Series B-1 Preferred Stock at $ 0.33 per share issued and outstanding at December 31, 2012. In connection with the Merger, the TransEnterix Surgical Series B-1 Preferred Stock was converted to common stock of the Company.

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

Dividends

In any calendar year, the holders of outstanding shares of preferred stock were entitled to receive dividends, when, as and if declared by the Board of Directors, out of any assets at the time legally available therefore, at the dividends rate specified for such shares of preferred stock payable in preference and priority to any declaration or payment of any distribution on Common stock of TransEnterix Surgical in such calendar year. No distributions were to be made with respect to the common stock until all declared dividends on preferred stock had been paid or set aside for payment to the preferred stock holders. Payments of any dividends to the holders of the Preferred Stock were to be made on a pro rata basis. The right to receive dividends on shares of preferred stock were not to be cumulative, and no right to such dividends were to accrue to holders of preferred stock by reason of the fact that dividends on said shares were not paid or declared in any calendar year. No dividends were declared during the years ended December 31, 2014 and 2013.

Liquidation

In the event of a liquidation, dissolution, or winding up of TransEnterix Surgical , either voluntary or involuntary, the holders of Series B-1 Preferred Stock and Series B Preferred Stock were entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of TransEnterix Surgical to the holders of Series A Preferred Stock and the holders of common stock by reason of their ownership of such stock, an amount per share for each share of preferred stock held by them equal to the sum of the liquidation preference for the Series B-1 Preferred Stock and the Series B Preferred Stock, respectively and (ii) all declared and unpaid dividends on such shares of preferred stock. If upon liquidation, the assets of TransEnterix Surgical were insufficient to permit the payments to such stock holders, then the entire assets of TransEnterix Surgical legally available for distributions were to be distributed with equal priority and pro rata among the holders of Series B-1 Preferred Stock and the Series B Preferred Stock in proportion to the full amounts to which they would otherwise be entitled.

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

Carrying Value

The preferred stock was initially recorded by TransEnterix Surgical at the total proceeds received upon issuance, less the issuance costs. The difference between the total proceeds and the total redemption value at the redemption date is charged first to paid-in capital, if any, and then to the accumulated deficit over the period from issuance until redemption first becomes available. The amount of accretion during each period is determined by using the effective interest rate method. Accretion amounted to approximately $0 and $40,000 for the years ended December 31, 2014 and 2013, respectively.

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

21.	Agreement with Creighton University

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

22.	Commitments and Contingencies

On November 2, 2009, TransEnterix Surgical entered into an operating lease for its corporate offices for a period of five years commencing in April 2010. On June 12, 2014, the Company entered into a lease amendment extending the term of the lease for a period of 3 years and 2 months commencing on May 1, 2015 and expiring on June 30, 2018, with an option to renew for an additional three years. On October 25, 2013, the Company entered into an operating lease for its warehouse for a period of four years and four months commencing in January 2014, with an option to renew for an additional six years. Rent expense was approximately $424,000 and $360,000 for the years ended December 31, 2014 and 2013, respectively. The Company’s approximate future minimum payments for its operating lease obligations that have initial or remaining noncancelable terms in excess of one year are as follow:

Years ending December 31, (In thousands)
2015	$452
2016	592
2017	609
2018	373

Total	$2,026

In 2013, TransEnterix Surgical leased a manufacturing facility under a one-year lease from a third party. Rent expense under this lease was $55,000 for the years ended December 31, 2013. SafeStitch leases various office space on a month to month basis. Rent expense under these leases was $89,000 and $55,000 for the years ended December 31, 2014 and 2013, respectively, including $89,000 and $48,000 to a company controlled by a shareholder for the years ended December 31, 2014 and 2013, respectively.

The Company is obligated to pay royalties to Creighton on the sales of products licensed from Creighton pursuant to an exclusive license and development agreement (see Note 21). The Company is also obligated under an agreement with Dr. Parviz Amid to pay a 1.5% royalty for the first three years and then a 4% royalty on the following seven years to Dr. Amid on the net sales of any product developed with Dr. Amid’s assistance, including the AMID HFD, for a period of ten years from the first commercial sale of such product. No royalties were incurred during the years ended December 31, 2014 and 2013.

On February 13, 2014, TransEnterix Surgical, Inc., a wholly owned subsidiary of the Company, entered into a Robotic Development and Supply Agreement (the “Robotic Agreement”) with Microline Surgical, Inc. (“Microline”). Under the Robotic Agreement, Microline is developing a flexible sealer product for exclusive use by the Company with the SurgiBot System in open, minimally invasive and laparoscopic surgery. Development of the contemplated products under the Robotic Agreement is ongoing. If such products are successfully developed and applicable regulatory approvals obtained, the Company will owe an aggregate of $1,000,000 to Microline in milestone fees. Actual payment of such milestone fees is substantially uncertain and is dependent on product development activities. If the products are successfully developed and applicable regulatory approvals obtained, the Company is committed to product supply commitments set forth in the Robotic Agreement.

The Company has placed orders with various suppliers for the purchase of certain tooling, supplies and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For the year ended December 31, 2014, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Directors and Executive Officers

Our executive officers are elected by the Board of Directors (the Board), and serve for a term of one year, until their successors have been elected and qualified, or until their earlier resignation or removal by the Board. There are no family relationships among any of the directors and executive officers of the Company. Pursuant to the Agreement and Plan of Merger, dated as of August 13, 2013, by and among SafeStitch, Tweety Acquisition Corp. and TransEnterix Surgical, as amended (Merger Agreement), SafeStitch had the ability to appoint three members of our Board, and TransEnterix Surgical had the ability to appoint six members of our Board. Such appointment rights did not continue beyond the initial rights as set forth in the Merger Agreement. In accordance with our amended and restated certificate of incorporation, as amended, incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified. No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company as of January 15, 2015:

	Age	Position	Director Since
Directors
Dennis J. Dougherty	66	Director	2013
Jane H. Hsiao, Ph.D., MBA	67	Director	2005
William N. Kelley, M.D.	75	Director	2015
Aftab R. Kherani, M.D.	41	Director	2013
Paul A. LaViolette	57	Director, Chairman of the Board	2013
David B. Milne	52	Director	2013
Richard C. Pfenniger, Jr.	59	Director	2005
Todd M. Pope	49	Chief Executive Officer, President, Director	2013
William N. Starling	61	Director	2013

Other Executive Officer
Joseph P. Slattery	49	Executive Vice President and Chief Financial Officer

Directors

The following information summarizes, for each of our directors, his or her principal occupations and other public company directorships for at least the last five years and information regarding the specific experiences, qualifications, attributes and skills of such director:

Dennis J. Dougherty. Mr. Dougherty founded and has been the Managing General Partner of Intersouth Partners since 1985. Mr. Dougherty holds primary responsibility for Intersouth’s life science portfolio, which includes companies in biopharmaceuticals, medical technology and agribusiness, working with companies from founding through public offering. Mr. Dougherty has served on the boards of directors of more than 40 companies, most of which were privately held. Mr. Dougherty is a founder of the North Carolina Council for Entrepreneurial Development and was a member of the Steering Committee for the Kauffman Fellows Program. He has served on the Board of Directors of the National Venture Capital Association and the Board of Trustees of Oklahoma City University. Mr. Dougherty was also an office managing partner for Touche Ross and Co. (now Deloitte & Touche). He holds a B.S. in Business from Oklahoma City University and completed postgraduate studies in accounting and finance at Duke University. The Board believes that Mr. Dougherty’s deep experience in venture investment since his founding of Intersouth Partners, active work with biopharmaceuticals and medical technology companies, commitment to active participation with many entrepreneurial and start-up organizations, and his board service on many publicly held and privately owned companies position him to provide valuable insight and make substantial contributions to our Board.

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

William N. Kelley, M.D. has served as a director of the Company since November 2014. He is currently Professor of Medicine at the School of Medicine of the University of Pennsylvania. He is also a director of GenVec, Inc., since June 2002. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center, Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. In the national leadership arena, Dr. Kelley has served as President of the American Society for Clinical Investigation, President of the American College of Rheumatology, Chair of the American Board of Internal Medicine, and Chair of the Residency Review Committee for Internal Medicine. Within the past five years, Dr. Kelley served on the board of directors of Merck & Co. Inc., Beckman Coulter, Inc., Advanced Biosurfaces, Inc. and Polymedix, Inc.

Aftab R. Kherani, M.D. Since September 2008, Dr. Kherani has served as an investment professional of Aisling Capital, where he is currently a Partner. Previously, Dr. Kherani was an Engagement Manager at McKinsey & Company, where he was a member of the Pharmaceutical, Medical Product and Private Equity practices. Prior to McKinsey, Dr. Kherani was a Chief Resident in Surgery at Duke University Medical Center, where he completed his residency in general surgery. He completed a two-year post-doctoral research fellowship at Columbia University, College of Physicians & Surgeons from 2001 to 2003. Dr. Kherani currently serves as a board observer at Syros Pharmaceuticals, Inc. and EarLens, Inc., both privately-held companies. Dr. Kherani received his M.D. from Duke, and his B.S. in Biology and A.B. in Economics from Duke. The Board believes that Dr. Kherani’s qualifications, skills and attributes including his experience as a general surgeon, coupled with his strong investment background and healthcare consulting experience, position him to provide unique insights and be a valuable contributor to our Board.

Paul A. LaViolette. Mr. LaViolette has served as Chairman of our Board since September 2013. Mr. LaViolette is Managing Partner and Chief Operating Officer at SV Life Sciences (SVLS), a medical device value fund. He joined SVLS in 2009 and has over 33 years of global medical technology management experience. Prior to joining SVLS, Mr. LaViolette was most recently Chief Operating Officer at Boston Scientific Corporation (BSC), an $8 billion medical device leader. During his 15 years at BSC, he served as COO, Group President, President-Cardiology and President-International. Mr. LaViolette integrated two dozen acquisitions and led extensive product development, operations and worldwide commercial organizations. Mr. LaViolette previously held marketing and general management positions at CR Bard, and various marketing roles at Kendall (Covidien). He currently serves on the boards of Thoratec Corporation, which is publicly held. Additionally, Mr. LaViolette serves on the boards of Axon Therapies, Cardiofocus, Inc., CardioKinetix, Inc., Cibiem, Inc., CSA Medical Inc., DC Devices Inc., Direct Flow Medical, Inc., Soffio Medical, Inc., ValenTx, Inc., Ximedica, each of which are privately-held, as well as the Medical Device Manufacturers Association. Mr. LaViolette received his B.A. in Psychology from Fairfield University and his MBA from Boston College. Mr. LaViolette’s broad experience and many attributes qualify him to serve on our Board, and as the Chairman of our Board. Mr. LaViolette’s vast medical device operating experience makes him knowledgeable in the areas of product launches, new product development, clinical and regulatory affairs, plant management, quality systems, international sales and marketing, acquisitions and integrations and the analysis of investment opportunities.

David B. Milne. Mr. Milne is a Managing Partner at SVLS. He joined SVLS in 2005 and has 25 years of experience in the healthcare industry having worked at several leading public and private medical technology companies. From 1999 until joining SVLS in 2005, he held the position of Vice President of Corporate Business Development at BSC and was responsible for over 50 transactions totaling nearly $2 billion in acquisitions, equity investments and development partnerships. Mr. Milne currently sits on the board of AqueSys, Inc., Altura Medical, Inc., EBR Systems, Inc., Entellus Medical, Inc., ReShape Medical, Inc., and Spinal Kinetics, Inc. Previously Mr. Milne worked at Scimed Life Systems, Becton Dickinson and Parker Laboratories. He holds an MBA in Marketing/Finance from New York University and a BS in Biology from Rutgers University. The Board believes Mr. Milne brings his managerial, leadership and operational experience, particularly his acquisition, equity investment, licensing and collaboration experience to provide insights and substantial contributions to our Board.

Richard C. Pfenniger, Jr. Mr. Pfenniger served as the Interim CEO of Vein Clinics of America, Inc., a privately held company, from May 2014 through February 2015 and as the Interim CEO of IntegraMed America, Inc., a privately held company (IntegraMed), from January 2013 through June 2013. Previously, Mr. Pfenniger served as Chief Executive Officer and President of Continucare Corporation, a provider of physician services, from October 2003 until December 2011, and the Chairman of Continucare’s board of directors from September 2002 until December 2011. Additionally, Mr. Pfenniger served as CEO and Vice Chairman of Whitman Education Group, Inc., a post-secondary education provider, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Prior to that, Mr. Pfenniger was engaged in the private practice of law, and earlier in his career, Mr. Pfenniger worked as a C.P.A. with Price Waterhouse & Co. Mr. Pfenniger is a director of GP Strategies, Inc., a corporate education and training company, OPKO Health, Inc., and IntegraMed. Mr. Pfenniger received his B.B.A. from Florida Atlantic University and his J.D. from the University of Florida. As a result of Mr. Pfenniger’s multi-faceted experience as a chief executive officer, chief operating officer and general counsel, he is able to provide valuable business, leadership and management advice to the Board in many critical areas. In addition, Mr. Pfenniger’s knowledge of the healthcare business has given him insight into many aspects of our business. Mr. Pfenniger also brings financial expertise to the Board, including through his service as Chairman of our Audit Committee.

Todd M. Pope. Mr. Pope became our President and Chief Executive Officer on September 3, 2013 in connection with the consummation of the Merger. Prior to the Merger, he was the president and chief executive officer of TransEnterix Surgical from September 2008. Mr. Pope has spent more than 20 years working in key leadership positions within the medical device industry. Prior to joining TransEnterix Surgical, Mr. Pope served as worldwide president of Cordis, a multi-billion-dollar division within Johnson & Johnson’s medical device business. Mr. Pope previously held a number of leadership positions within Johnson & Johnson and Boston Scientific Corporation. Mr. Pope received his bachelor’s degree from University of North Carolina at Chapel Hill, and currently serves on the University’s Kenan-Flagler Board of Visitors, and Educational Foundation Executive Board. The Board believes that Mr. Pope’s more than 20 years’ leadership experience in the medical device industry, at both privately held and multi-national companies, and his knowledge of the industry, coupled with his deep understanding of our technologies, product candidates, market and history make him an essential contributor to our Board.

William N. Starling. William N. Starling is Managing Director of Synergy Life Science Partners, LP, a life science venture capital firm founded in 2006, and Chief Executive Officer and co-founder, in 2000, of Synecor, LLC, an incubator/accelerator for new medical device companies. As CEO of Synecor, Mr. Starling is a cofounder of BaroSense Inc., Bioerodible Vascular Solutions, Inc., InnerPulse, Inc., TransEnterix, Interventional Autonomics Corporation, NeuroTronik Limited, Aegis Surgical, Limited, and Artius Limited. Mr. Starling currently serves as President and CEO of Aegis Surgical and Atrius Limited, and as a board member of EBR Systems, Inc., iRhythm Technologies, and Novacor, Inc., all of which are privately-held. He began his career in the medical technology device industry at American Edwards Laboratories and subsequently was part of the founding management team and Director of Marketing for Advanced Cardiovascular Systems, Inc.; a cofounder, Vice President and board member of Ventritex, Inc.; and a cofounder and Chairman of the Board of Directors and President/CEO of Cardiac Pathways Corporation. Mr. Starling received his BSBA degree from the University of North Carolina at Chapel Hill and his MBA degree from the University of Southern California. The Board believes that Mr. Starling’s experience in working with companies throughout their life cycle from start-up, through IPO to publicly traded, his extensive contributions to the medical device industry and his public company board experience make him a valuable contributor to our Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to year ended December 31, 2014, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s equity securities.

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

There have been no changes to the procedures by which interested parties may communicate with the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists the summary compensation of our named executive officers for the prior two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)		NonEquity Incentive Plan Compensation		Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Todd M. Pope President and Chief Executive Officer (3)
	2014	$400,000	—	—	$367,802	(4)	$90,000		—	—		$857,802
	2013	$325,000	—	—	$401,694	(4)	$146,250	(5)	—	—		$872,944
Joseph P. Slattery, Executive Vice President, Chief Financial Officer (6)
	2014	$282,808	$—	$—	$1,118,718	(7)	$51,300		—	—		$1,452,826
	2013	$69,103	$25,000	$1,430,000	$—		$—		—	—		$1,524,103
Richard M. Mueller, Chief Technology Officer and Chief Operating Officer (8)
	2014	$269,063	—	—	—		$—		—	$70,167	(10)	$339,230
	2013	$300,000	—	—	—		$100,000	(9)	—	$—		$400,000

(1)	Represented grant of restricted stock units (“RSUs”) to Mr. Slattery upon his hiring. The RSU award vests in three equal installments on the first three anniversaries of the date of grant. If a change of control event (as defined in his RSU agreement) occurs and Mr. Slattery’s employment is terminated involuntarily within twelve months following the change in control, the vesting of his RSUs will accelerate.
(2)	The grant date fair values reported above for stock option awards to all named executive officers were determined by taking into account the number of shares and exercise prices in respect of such stock option awards granted by TransEnterix Surgical, but do not give effect to the Merger Exchange Ratio. As a result of the Merger, the shares underlying the stock option awards are multiplied by the Merger exchange ratio of 1.1533 and the exercise prices of the stock option awards are divided by the exchange ratio, for purposes of calculating the number of shares of our common stock that each option award is now exercisable for and for calculating the corresponding exercise prices, respectively, following the Merger. Unless otherwise indicated, the number of shares underlying stock option awards and the exercise price for such stock options in this Annual Report have been adjusted to reflect the exchange ratio of 1.1533. For all stock options, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited financial statements, included in this Annual Report.
(3)	Todd Pope became our President and Chief Executive Officer on September 3, 2013 in connection with the consummation of the Merger; prior thereto he was the president and chief executive officer of TransEnterix Surgical.
(4)	Mr. Pope was granted the following stock option awards in 2014 and 2013:
(a)	stock options to purchase 345,990 shares of our common stock granted on August 26, 2013 at an exercise price of $2.00 per share, one-fourth of the shares underlying this stock option award vested on the first anniversary of the date of grant and 1/48th of the shares underlying the full award vest each month thereafter for 36 months;
(b)	stock option to purchase 80,000 shares of our common stock granted on February 13, 2014 at an exercise price of $8.00 per share, with vesting based on pre-defined corporate performance goals established on the date of grant;

(c)	stock options to purchase 48,000 shares of our common stock granted on February 13, 2014 at an exercise price of $8.00 per share, one-fourth of the shares underlying this stock option award vest on the first anniversary of the date of grant and 1/48th of the shares underlying the full award vest each month thereafter for 36 months; and
(c)	stock options to purchase 82,600 shares of our common stock granted May 27, 2014 at an exercise price of $3.94 per share, one-fourth of the shares underlying this stock option award vest on the first anniversary of the date of grant and 1/48th of the shares underlying the full award vest each month thereafter for 36 months.
(5)	Represents bonuses paid under a TransEnterix incentive bonus plan for 2014 and a TransEnterix Surgical incentive bonus plan for 2013. The awards were based at target of 50% base salary. Corporate performance goals were established by the Compensation Committee for each year and individual performance goals established for Mr. Pope at the beginning of the plan year. For 2014, 100% of Mr. Pope’s incentive bonus was based on achievement of pre-established corporate goals focused on the development of the Company’s SurgiBot System, achieving designated regulatory-based goals, and successful consummation of a corporate finance transaction. For 2013, the corporate goals focused on successful consummation of a corporate finance transaction and achievement of product development milestones. The Compensation Committee reviews the self-evaluations by the applicable named executive officers at the end of each plan year, considers the CEO recommendations for all named executive officers other than the CEO, and determines the achievement of each performance goal in determining the actual bonus for each plan year.
(6)	Mr. Slattery became our Executive Vice President and Chief Financial Officer on October 2, 2013.
(7)	Mr. Slattery was granted the following stock option awards in 2014:
(a)	stock options to purchase 40,000 shares of our common stock granted February 13, 2014 at an exercise price of $8.00 per share, with vesting based on pre-defined corporate performance goals established on the date of grant;
(b)	stock options to purchase 500,000 shares of our common stock granted April 21, 2014 at an exercise price of $4.02 per share, one-fourth of the shares underlying this stock option award vested on October 2, 2014, and 1/48th of the shares underlying the full award vest each month thereafter for 36 months; and
(c)	stock options to purchase 25,900 shares of our common stock granted May 27, 2014 at an exercise price of $3.94 per share, one-fourth of the shares underlying this stock option award vest on the first anniversary of the date of grant and 1/48th of the shares underlying the full award vest each month thereafter for 36 months.
(8)	Mr. Mueller resigned on November 7, 2014.
(9)	Represents a bonus paid under a TransEnterix Surgical incentive bonus plan for 2013. The award for Mr. Mueller was based at target of 40% base salary. Corporate performance goals were established by the Compensation Committee for each year and individual performance goals established for Mr. Mueller at the beginning of the plan year. For 2013, the corporate goals focused on successful consummation of a corporate finance transaction and achievement of product development milestones. The Compensation Committee reviews the self-evaluations by the applicable named executive officers at the end of each plan year, considers the CEO recommendations for all named executive officers other than the CEO, and determines the achievement of each performance goal in determining the actual bonus for each plan year.
(10)	Consists of $45,937 in severance and $24,230 of accrued paid time off at the time of his departure.

Agreements with Named Executive Officers

Todd M. Pope. On February 3, 2015, the Company, entered into a new employment agreement (the Employment Agreement) with Todd M. Pope regarding Mr. Pope’s continued employment with the Company as its President and Chief Executive Officer. The initial employment period under the Employment Agreement commenced on September 3, 2013 and continues until December 31, 2015. The term of the Employment Agreement then will automatically renew for successive one-year terms, unless terminated in accordance with the terms of the Employment Agreement. Under the Employment Agreement Mr. Pope is paid an annual base salary of $400,000, subject to increase in accordance with the Employment Agreement; is eligible to receive annually, or otherwise, an incentive compensation award opportunity, payable in cash, as determined by the Compensation Committee or the Board of Directors (the “Board”), and long term incentive equity compensation. During the term, Mr. Pope’s target annual cash incentive compensation opportunity will be no less than 50% of his base salary for the portion of the employment period falling within a given fiscal year, and performance goals shall be based on both Company performance metrics and personal performance metrics, as established and approved by the Compensation Committee or the Board annually. The equity-based compensation will be awarded under the Company’s Amended and Restated 2007 Equity Incentive Plan or any successor thereto in the discretion of the Compensation Committee or the Board. Mr. Pope is entitled to severance benefits as follows: (i) if the Employment Agreement is terminated without cause or for good reason, or if the Employment Agreement is not extended at the end of the then-current term, Mr. Pope will receive severance and continued health and welfare benefits for twelve months following termination; and (ii) if Mr. Pope’s employment is terminated in connection with a Change in Control of the Company (as defined in the Employment Agreement), his severance benefits would be expanded to twenty-four (24) months. The severance payable is the sum of (a) his annual rate of base salary immediately preceding his termination of employment, and (b) his target annual bonus for the fiscal year in which the termination occurs. Such severance benefit can be paid in a lump sum in the Change in Control context, subject to a payment delay required by applicable law. In addition, in the event of termination of his employment in connection with a Change in Control, to the extent not previously accelerated, all of Mr. Pope’s unvested outstanding equity awards shall accelerate and vest upon the date of termination. Mr. Pope is subject to non-solicitation and non-competition covenants during the terms of the Employment Agreement and for one (1) year immediately following the termination of his employment.

Joseph P. Slattery. In connection with his hiring, we entered into an offer letter, which constituted an employment agreement, with Mr. Slattery. Under the employment agreement, Mr. Slattery will receive a base salary of $275,000 per year. Mr. Slattery will be eligible for a $25,000 bonus for the year ending December 31, 2013 and an annual year-end bonus of 40% of his base salary beginning in 2014 and thereafter. Mr. Slattery also received a grant of 1,000,000 RSUs, which vest one-third (1/3) per year on the anniversary of Mr. Slattery’s start date with the Company.

Under the employment agreement Mr. Slattery was entitled to a stock option grant exercisable for 500,000 shares of the Company’s common stock (the Fundraising Option Grant) following the successful closing of a Company fundraising in which at least $20.0 million in proceeds was raised for the Company and where at least 50% of the funds raised come from non-insiders (the Fundraising). The Fundraising Option Grant was awarded on April 21, 2014, with an exercise price of $4.02 per share, with vesting of 25% on the one (1) year anniversary of Mr. Slattery’s start date and thereafter vesting in thirty-six (36) equal monthly installments. Mr. Slattery was prohibited from exercising any the Fundraising Option Grant for a period of six (6) months following the date of grant.

The Initial RSU grant and the Fundraising Stock Option Grant will each accelerate in the event of Mr. Slattery’s involuntary termination from employment with the Company at the time of or within twelve (12) months following a change of control.

In the event that there is a change of control of the Company affecting his employment, Mr. Slattery shall be entitled to receive a lump sum payment equal to 12 months of his base salary and reimbursement for COBRA premiums for a period of up to 12 months, subject to signing a release of claims in favor of TransEnterix.

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

In connection with Mr. Mueller’s resignation on November 7, 2014, Mr. Mueller and the Company entered into a Separation Agreement and General Release (the Separation Agreement). Under the Separation Agreement, the Company will provide Mr. Mueller with cash severance and an extension of the period in which he can exercise vested stock options for six months following his termination date. The Separation Agreement also includes a release of employment claims and sets forth certain confidentiality, non-solicitation and non-competition covenants applicable following termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by TransEnterix’s named executive officers at December 31, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		OPTION AWARDS (1)				STOCK AWARDS
Name	(2) Number of Securities Underlying Unexercised Options Exercisable	(2) Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
Todd M. Pope	81,691	—	—	0.35	9/15/2018	—	—	—	—
	172,995	—	—	0.35	12/14/2019	—	—	—	—
	658,232	271,031	—	0.35	4/12/2022	—	—	—	—
	108,126	237,864	—	2.00	8/12/2023	—	—	—	—
	—	128,000	—	8.00	2/13/2024
	—	82,600	—	3.94	5/27/2024

Joseph P. Slattery	—	40,000	—	8.00	2/13/2024	133,334	388,002	—	—
	145,833	354,167	—	4.02	4/21/2024
	—	25,900	—	3.94	5/27/2024

Richard M. Mueller	99,863	—	—	0.35	2/9/2021	—	—	—	—
	335,960	—	—	0.35	4/12/2022	—	—	—	—

(1)	The number of shares and exercise prices in respect of the option awards granted by TransEnterix Surgical listed above give effect to the Merger Exchange Ratio of 1.1553.
(2)	One-fourth of the shares underlying each option award vests on the first anniversary of the grant date of such option award, and 1/48th of the shares underlying the full award vest each month thereafter for 36 months.
(3)	During May 2012, TransEnterix Surgical provided its employees, including Mr. Pope and Mr. Mueller, with an offer to have their option awards repriced so that the exercise price of their option awards was amended to equal TransEnterix Surgical’s then-current fair market value of its common stock, or $0.35 per share. The option awards listed above that were issued prior to 2012 reflect the adjusted exercise price, which adjusted exercise price became effective as of June 21, 2012, as further adjusted by the exchange ratio.
(4)	Based on the closing price of the Company’s common stock on December 31, 2014 of $2.91 per share.

Equity Compensation Plan

The Company currently has one equity compensation plan under which it makes awards, the TransEnterix, Inc. Amended and Restated 2007 Incentive Compensation Plan (the 2007 Plan). In connection with the Merger, SafeStitch assumed all of TransEnterix Surgical’s options that were issued and outstanding immediately prior to the Merger at the exchange ratio of 1.1533, which were exercisable, as of the Merger date, for approximately 3,136,165 shares of common stock. Such options were granted under the TransEnterix, Inc. 2006 Stock Plan (the 2006 Plan) which was assumed by the Company in the Merger. The 2006 Plan is maintained solely for the purpose of the stock options granted under the 2006 Plan that remain outstanding; no future awards are authorized to be made under the 2006 Plan. The 2007 Plan was originally approved by the Board and adopted by the majority of our stockholders on November 13, 2007. It was later amended and restated (and approved by the Board and approved by a majority of our stockholders on October 29, 2013) to increase the number of shares of common stock authorized under the 2007 Plan to 4,940,000 shares, and to make other changes. The 2007 Plan is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Company can issue stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards under the 2007 Plan.

Director Compensation

The following table lists the compensation paid to the non-employee directors of the Company for the year ended December 31, 2014:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total($)

Dennis J. Dougherty	—	—	14,739	—	—	—	14,739
Jane H. Hsiao, Ph.D., MBA	—	—	18,424	—	—	—	18,424
Aftab R. Kherani, M.D.	—	—	14,739	—	—	—	14,739
Paul A. LaViolette	—	—	22,109	—	—	—	22,109
David B. Milne	—	—	14,739	—	—	—	14,739
Richard C. Pfenniger, Jr.	—	—	18,424	—	—	—	18,424
William N. Starling	—	—	18,424	—	—	—	18,424

(1)	For all stock options in the table and the footnotes, the option values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited financial statements, included in this Annual Report.

Director Compensation Arrangements

On May 28, 2014, the Board approved a plan of compensation for its non-employee directors. Under the compensation plan, each new non-employee director shall receive a stock option grant to purchase 30,000 shares of common stock, vesting in equal installments on the first three anniversaries of the date of grant. In addition, each non-employee member of the Board shall receive an annual stock option grant to purchase 20,000 shares of common stock; the Chair of the Board shall receive an annual stock option grant to purchase 30,000 shares of common stock; and the Chair of each of the Audit, Compensation and Corporate Governance and Nominating Committee shall receive an annual stock option grant to purchase 25,000 shares of common stock. The annual stock option grants shall vest quarterly over one year. The term of each stock option is ten years and all such stock options are awarded under, and subject to the provisions of, the Company’s Amended and Restated 2007 Stock Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock currently; (ii) each of our current directors; (iii) each of our named executive officers; and (iv) all of our current executive officers and directors as a group. Ownership information is set forth as of January 15, 2015. Unless otherwise noted, each of the following disclaims any beneficial ownership of the shares, except to the extent of his, her or its pecuniary interest, if any, in such shares. Unless otherwise indicated, the mailing address of each individual is c/o TransEnterix, Inc., 635 Davis Drive, Suite 300, Morrisville, NC 27560.

	As of January 15, 2015
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percentage of Outstanding Common Shares (2)
Paul LaViolette (3)	7,574,358	12.0%
David Milne (4)	7,561,692	12.0%
William N. Starling (5)	5,881,938	9.3%
Jane H. Hsiao, Ph.D., MBA (6)	4,953,980	7.8%
William N. Kelley	0	*
Dennis J. Dougherty (7)	3,953,981	6.3%
Todd M. Pope (8)	1,113,748	1.7%
Richard C. Pfenniger, Jr. (9)	90,150	*
Joseph P. Slattery (10)	260,749	*
Aftab R. Kherani, M.D. (11)	15,000	—
Richard M. Mueller (12)	435,823	*
All Executive Officers and Directors as a group (11 persons) (13)	31,841,419	48.5%

Frost Gamma Investments Trust (14)	4,308,469	6.8%
Aisling Capital III, L.P. (15)	8,335,819	13.2%
SV Life Sciences Fund (16)	7,546,692	11.9%
Synergy Life Science Partners, L.P. (17)	5,711,091	8.4%
StepStone Funds (18)	3,480,512	5.5%
Intersouth Partners VII, L.P. (19)	3,938,981	6.2%
BlackRock, Inc. (20)	4,046,042	6.4%

*	Less than 1%.
(1)	A person is deemed to be the beneficial owner of shares of Common Stock underlying options and warrants held by that person that are exercisable as of January 15, 2015 or that will become exercisable within 60 days thereafter.
(2)	Based on 63,182,806 shares of Common Stock outstanding as of January 15, 2015. Each beneficial owner’s percentage ownership is determined assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable as of January 15, 2015, or that will become exercisable within 60 days thereafter, have been exercised into Common Stock. The additional shares resulting from such exercise are included in both the numerator and denominator for such beneficial owner for purposes of their calculation.

(3)	Includes 7,338,352 shares held by SV Life Sciences Fund IV, L.P. and 208,340 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. Paul LaViolette is a partner of SVLSF IV, LLC, a control person of both SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P. Also includes options to purchase 27,666 shares of Common Stock.
(4)	Includes 7,338,35 shares held by SV Life Sciences Fund IV, L.P. and 208,340 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. David Milne is a managing partner of SVLSF IV, LLC, a control person of both SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P. Also includes options to purchase 15,000 shares of Common Stock.
(5)	Includes 5,318,969 shares of Common Stock held by Synergy Life Science Partners, L.P., and 392,122 shares of Common Stock held by Synecor, L.L.C. William N. Starling is a managing director of Synergy Life Science Partners, L.P. and the chief executive officer of Synecor, L.L.C. Also includes 4,613 shares held by Mark Starling, Trustee of the William N. Starling, Jr. and Dana Gregory Starling 1990 Irrevocable Trust and 135,223 shares held by W. Starling and D. Starling, Trustees of the Starling Family Trust, UDT August 15, 1990. Further includes options to purchase 31,011 shares of Common Stock.
(6)	Includes options to purchase 133,750 shares of Common Stock, and warrants to acquire 400,000 shares of Common Stock. Dr. Hsiao’s Common Stock holdings also include beneficial ownership of shares held by Hsu Gamma Investments, L.P. (“Hsu Gamma”), which holds 1,257,694 shares of Common Stock. Dr. Hsiao is the general partner of Hsu Gamma. Dr. Hsiao’s address is 4400 Biscayne Blvd, Miami, FL 33137.
(7)	Consists of 3,938,981 shares of Common Stock held by Intersouth Partners VII, L.P. Dennis Dougherty is a principal of a control person of Intersouth Partners VII, L.P. Also includes options to purchase 15,000 shares of Common Stock.
(8)	Consists of options to purchase 1,113,748 shares of Common Stock.
(9)	Includes 48,000 shares of common stock directly held by Mr. Pfenniger and options to purchase 42,150 shares of Common Stock.
(10)	Includes 83,666 shares of common stock directly held and jointly owned by Mr. Slattery and his spouse and options to purchase 177,083 shares of Common Stock.
(11)	Consists of options to purchase 15,000 shares of Common Stock.
(12)	Consists of options to purchase 435,823 shares of Common Stock.
(13)	Includes options to purchase 2,006,231 shares of Common Stock and warrants to purchase 400,000 shares of Common Stock.
(14)	Frost Gamma Investments Trust holds 4,108,469 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock. Dr. Phillip Frost, a former director, is the trustee, and Frost Gamma Limited Partnership is the sole and exclusive beneficiary, of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(15)	The address of Aisling Capital III, LP is 888 Seventh Avenue, 30th Floor, New York, NY 10106. Based on information made available to the Company and on the Schedule 13D filings made by Aisling Capital III, LP, Steve Elms, Dennis Purcell and Andrew Schiff share voting and investment control over the shares of Common Stock held by Aisling Capital III, LP.
(16)	Consists of 7,338,352 shares held by SV Life Sciences Fund IV, L.P. and 208,340 shares held by SV Life Sciences Fund IV Strategic Partners, L.P. The address of each of SV Life Sciences Fund IV, L.P., SV Life Sciences Fund IV Strategic Partners, L.P. and SVLSF IV, LLC, their control person, is One Boston Place Suite 3900, 201 Washington Street, Boston, MA 02108. Based on information made available to the Company and on the Schedule 13G filings made by SV Life Sciences Fund IV, L.P. and SV Life Sciences Fund IV Strategic Partners, L.P., David Milne shares voting and investment control over the shares of Common Stock owned by such entities.

(17)	Consists of 5,318,969 shares of Common Stock held by Synergy Life Science Partners, L.P., and 392,122 shares of Common Stock held by Synecor, L.L.C. The address of each of Synergy Life Science Fund and Synecor, L.L.C. is 3284 Alpine Road, Portola Valley, CA 94028. Based on information made available to the Company and on the Schedule 13D filings made by these entities, William N. Starling, Richard S. Stack and Mudit K. Jain share voting and investment control over the shares of Common Stock held by such entities.
(18)	The address of the StepStone Funds is 4350 La Jolla Village Drive, Suite 800, San Diego, CA 92122. Based on information made available to the Company and on the Schedule 13G filings made by the StepStone Funds with the SEC with respect to the Company’s shares, the StepStone Funds consist of StepStone Pioneer Capital Buyout Fund II, L.P., StepStone Pioneer Capital II, L.P., and StepStone-SYN Investments, L.L.L.P.; no individuals are identified as having or sharing voting or investment control over the shares of Common Stock owned by the StepStone Funds.
(19)	The address of Intersouth Partners VII, L.P. is 102 City Hall Plaza, Suite 200, Durham, NC 27701. Based on information made available to the Company and on the Schedule 13G filings made by Intersouth Partners VII, L.P., Dennis J. Dougherty and Mitch Mumma share voting and investment power over the shares of Common Stock held by such entity.
(20)	The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022. Based on the Schedule 13G filed by this entity on February 2, 2015, no individuals are identified as having or sharing voting or investment control over the shares of Common Stock held by such entity.

The Company is not aware of any arrangements with any of the foregoing stockholders or any other stockholder of the Company which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information below provides certain disclosures regarding related person transactions and director independence matters related to the combined Company following the Merger.

Certain Relationships and Related Transactions

SafeStitch entered into a five-year lease for office space in Miami, Florida with a company controlled by Dr. Frost, a principal stockholder and former director who left the Board in June 2014. The current rental payments under the Miami office lease, which commenced January 1, 2008, and expired on December 31, 2012, are approximately $12,000 per month. The Company terminated the month-to-month lease on August 15, 2014. The Company recorded approximately $89,000 of rent expense related to the Miami lease for the year ended December 31, 2014.

Dr. Hsiao, Dr. Frost and former director Steven Rubin are each significant stockholders and/or directors of Non-Invasive Monitoring Systems, Inc. (“NIMS”), a publicly traded medical device company, Tiger X Medical, Inc. (“Tiger X”), a publicly traded medical device company, and Tiger Media, Inc. (“Tiger Media”), a publicly traded company operating primarily in China. Director Richard Pfenniger is also a shareholder of NIMS. Since December 2009, TransEnterix’s Chief Legal Officer has served under a Board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of NIMS and Tiger X. The Company recorded reductions to SG&A costs and expenses for the years ended December 31, 2014 and 2013 of $5,000 and $31,000, respectively, to account for the sharing of accounting costs under this arrangement. The Company recorded $120,000 and $158,000 of reductions to SG&A costs and expenses for the year ended December 31, 2014 and 2013, respectively, to account for the sharing of legal costs under this arrangement. Aggregate accounts receivable from NIMS, Tiger X and Tiger Media were approximately $24,000 and $14,000 as of December 31, 2014 and 2013, respectively.

On November 20, 2012, SafeStitch entered into a Promissory Note in the principal amount of $300,000.00 with Hsu Gamma Investments, L.P. (the “Hsu Gamma Note”), an entity controlled by Dr. Hsiao. The interest rate payable by SafeStitch on the Hsu Gamma Note was 10% per annum, payable on the maturity date of June 30, 2013. In March 2013, the Hsu Gamma Note was paid off in its entirety, plus approximately $10,000 in accrued interest.

On December 26, 2012, SafeStitch entered into a Promissory Note in the principal amount of $300,000.00 with Frost Gamma (the “Frost Gamma Note”). The interest rate payable by SafeStitch on the Frost Gamma Note was 10% per annum, payable on the maturity date of June 30, 2013. In March 2013, the Frost Gamma Note was paid off in its entirety, plus approximately $8,000 in accrued interest.

On February 22, 2013 SafeStitch entered into a promissory note in the principal amount of $200,000.00 with Dr. Hsiao (the “Hsiao Note”). The interest payable by SafeStitch on the Hsiao Note was 10% per annum, payable on the maturity date of June 30, 2013. In March 2013, the Hsiao Note was paid off in its entirety, plus approximately $2,000 in accrued interest.

On March 22, 2013, SafeStitch entered into a stock purchase agreement (the “2013 Purchase Agreement”) with approximately 17 investors (“2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors agreed to purchase an aggregate of approximately 12,100,000 shares of common stock at a price of $0.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 6,050,000 common shares, representing one warrant for every two common shares purchased, with an exercise price of $0.33 per share and five year expiration. Among the investors purchasing shares were Frost Gamma and Dr. Jane Hsiao. Frost Gamma purchased 2.0 million shares and received 1.0 million warrants, and Dr. Hsiao purchased 4.0 million shares and received 2.0 million warrants.

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

On August 13, 2013, TransEnterix Surgical entered into the Purchase Agreement, pursuant to which investment funds affiliated with Messrs. Dougherty, Kherani, LaViolette, Milne and Starling, entities affiliated with Drs. Frost and Hsiao, and Dr. Hsiao, in her individual capacity, agreed to purchase, together with other investors, an aggregate of 7,544,704.4 shares of the Company’s Series B Preferred Stock, each share of which would initially be convertible, subject to certain conditions, into two shares of Common Stock, for a purchase price of $4.00 per share of Series B Preferred Stock payable in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In connection with the investment, such investors received registration rights entitling them, under certain circumstances, to require the Company to register their respective shares of common stock received by them in the Merger and upon conversion of the Series B Preferred Stock. The transaction under the Purchase Agreement closed on September 3, 2013 in conjunction with the closing of the Merger. As permitted under the terms of the Purchase Agreement, the Company issued and sold an additional 25,000 shares of the Series B Preferred Stock on September 17, 2013 to Mr. Slattery and his spouse.

TransEnterix Surgical was spun off from Synecor, LLC in 2006 when it was separately incorporated. Various research and development services and administrative services were purchased from Synecor, LLC and its wholly owned subsidiary Synchrony Labs LLC and totaled approximately $66,000 and $90,000 for the years ended December 31, 2014 and 2013, respectively. All transactions between Synecor, LLC and TransEnterix Surgical were arms’-length transactions in which fair value was paid for the services provided. Director William Starling is affiliated with Synecor, LLC. The Audit Committee approved all transactions between the Company and Synecor, LLC or Synchrony Labs LLC.

Review and Approval of Transactions with Related Persons

The Audit Committee of our Board reviews and approves all transactions that are required to be reported under Item 404(a) of Regulation S-K, including each transaction described above. In order to approve a related person transaction, the Audit Committee requires that (i) such transactions be fair and reasonable to us at the time it is authorized by the Audit Committee and (ii) such transaction must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related person transaction. While TransEnterix did not have any written polices with respect to review and approval of any such transactions with related persons, TransEnterix’s believes the processes its Audit Committee has followed ensure the appropriateness of its entry into such transactions with related persons and that such transactions were entered into on terms on an equivalent basis to arms’-length transactions.

Director Independence

Board of Directors

The Board, in the exercise of its reasonable business judgment, has determined that each of our current directors qualify as independent directors pursuant to pursuant to the applicable NYSE MKT and SEC rules and regulations, except Mr. Pope, who is currently employed as our President and Chief Executive Officer.

Audit Committee

The current members of the Company’s Audit Committee are Mr. Pfenniger, Mr. Dougherty and Dr. Kherani. Mr. Pfenniger serves as the Chair of the Audit Committee. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge of financial statements and general understanding of financial and reporting matters to allow each such member to serve on the Audit Committee.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BDO USA, LLP (BDO) has served as the independent registered public accounting firm of the Company since 2012. The following table sets forth the fees billed to the Company by BDO for its audits of the Company’s consolidated annual financial statements and other services for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees(1)	$280,725	$155,790
Audit-Related Fees (2)	—	$27,517
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$280,725	$183,307

(1)	Fees adjusted to include additional fees billed related to the 2013 audit.
(2)	Relates to financial statement services and due diligence services conducted in connection with the Merger and the filing of the Current Report on Form 8-K filed September 6, 2013.

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit-related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. Subsequent to the Merger, audit-related services, tax services and all other services provided by BDO were pre-approved by the Audit Committee. Prior to the Merger during 2013 and in 2012, EisnerAmper, LLP served as the independent registered public accounting firm for SafeStitch, and all audit-related services, tax services and all other services provided by EisnerAmper LLP to SafeStitch were pre-approved by the Audit Committee. The Audit Committee has considered and determined that the provision of all non-audit services set forth in the table above is compatible with maintaining BDO’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements are filed as a part of this Annual Report:

(2) Consolidated Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Annual Report.

(3) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit No.	Description

2.1 !	Agreement and Plan of Merger, dated as of August 13, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp. and TransEnterix, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

2.1(a) !	First Amendment to Agreement and Plan of Merger, dated as of August 30, 2013, by and among SafeStitch Medical, Inc., Tweety Acquisition Corp and TransEnterix, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TransEnterix, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of TransEnterix, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on December 9, 2013 and incorporated by reference herein).

4.1	Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2009 and incorporated by reference herein).

4.2	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

Exhibit No.	Description

4.3	Specimen Certificate for Common Stock of TransEnterix, Inc. (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 333-193235, filed with the SEC on January 8, 2014 and incorporated by reference herein).

4.4	Form of Common Stock Warrant (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 10, 2007 and incorporated by reference herein).

4.5	Form of Common Stock Warrant (filed as Exhibit A to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2013 and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated as of August 13, 2013, by and among SafeStitch Medical, Inc. and the Investor parties thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.2	Form of Lock-up and Voting Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 14, 2013 and incorporated by reference herein).

10.3	Exclusive License and Development Agreement, dated as of May 26, 2006, by and between Creighton University and SafeStitch LLC (filed as Exhibit 10.5 to our Annual Report on Form 10-KSB, as amended, filed with the SEC on March 26, 2008 and incorporated by reference herein).

10.4	Patent Assignment, dated as of June 26, 2009, by and between TransEnterix Surgical, Inc. and Synecor, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.5	Patent Acquisition and License Termination Agreement, dated as of June 26, 2009, by and among TransEnterix Surgical, Inc., Synecor, LLC and Barosense, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.6 ++	Robotic Development and Supply Agreement, dated as of February 13, 2014, by and between TransEnterix, Inc. and Microline Surgical, Inc. (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2014, and incorporated by reference herein)

10.7	Amended and Restated Loan and Security Agreement dated as of September 26, 2014, by and among the Registrant, TransEnterix Surgical, Inc. and SafeStitch, LLC, as Borrowers, and Oxford Finance LLC and Silicon Valley Bank, as Lenders and associated notes and warrants issued by TransEnterix to Oxford Finance LLC and Silicon Valley Bank and (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 30, 2014, and incorporated by reference herein).

10.8	Amended and Restated Pre-Release Distribution Agreement, dated as of June 15, 2012, between TransEnterix Surgical, Inc. and Al-Danah Medical Co. W.L.L. (filed as Exhibit 10.9 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.9	Registration Rights Agreement, dated as of September 3, 2013, by and among the Company and the investors party thereto (filed as Exhibit 10.10 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.10 +	Employment Agreement, dated as of February 3, 2015, by and between the Registrant and Todd M. Pope (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 6, 2015, and incorporated by reference herein).

10.11 +	Offer letter, dated as of December 15, 2010, by and between the Registrant and Richard M. Mueller (filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.11.1 +	Separation Agreement and General Release, effective as of November 7, 2014, between the Registrant and Richard M. Mueller (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 7, 2014, and incorporated by reference herein).

Exhibit No.	Description

10.12 +	Offer letter, dated September 12, 2013, by and between the Registrant and Joseph P. Slattery (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2013 and incorporated by reference herein).

10.13 +	Offer letter, dated as of August 30, 2013, by and between SafeStitch Medical, Inc. and Charles J. Filipi, M.D. (filed as Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on September 6, 2013 and incorporated by reference herein).

10.14 +	Amended and Restated TransEnterix, Inc. 2007 Incentive Compensation Plan (the 2007 Plan) (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-193234, filed with the SEC on January 8, 2014 and incorporated by reference herein).

10.15 +	Form of Employee Stock Option Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.16 +	Form of Employee Stock Option Agreement (performance stock options) pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.17 +	Form of Non-Employee Stock Option Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.18 +	Form of Restricted Stock Unit Agreement pursuant to the 2007 Plan (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.19 +	Restricted Stock Unit Agreement, dated as of October 2, 2013, by and between the Company and Joseph P. Slattery (incorporated by reference to the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 5, 2014).

10.20	Promissory Note of SafeStitch Medical, Inc. in favor of Hsu Gamma Investments, L.P (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 27, 2012 and incorporated by reference herein).

10.21	Promissory Note of SafeStitch Medical, Inc. in favor of Frost Gamma Investments Trust (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013 and incorporated by reference herein).

10.22	Promissory Note of SafeStitch Medical, Inc. in favor of Jane Hsiao (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013 and incorporated by reference herein).

10.23	Form of Stock Purchase Agreement and Common Stock Warrant dated March 22, 2013 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2013 and incorporated by reference herein).

10.24	Lease Agreement, dated as of December 11, 2009, by and between TransEnterix Surgical, Inc. and GRE Keystone Technology Park Three LLC (filed as Exhibit 10.25 to Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and incorporated herein by reference).

10.24.1	Lease Modification Agreement No. 1, dated as of May 4, 2010, by and between TransEnterix Surgical, Inc. and GRE Keystone Technology Park Three LLC (filed as Exhibit 10.25.1 to Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and incorporated herein by reference).

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant’s website – see Item 1. “BUSINESS – Available Information.”)

21.1 *	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1 *	Consent of BDO USA, LLP.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

!	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
+	A management contract, compensatory plan or arrangement required to be separately identified.
++	Confidential treatment has been granted for certain portions of the agreement pursuant to a confidential treatment request filed with the Commission on August 6, 2014. Such provisions have been filed separately with the Commission.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2015

TransEnterix, Inc.

By:	/s/ Todd M. Pope
Todd M. Pope
President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Todd M. Pope	President, Chief Executive Officer and a Director (principal executive officer)	February 20, 2015
Todd M. Pope

/s/ Joseph P. Slattery Joseph P. Slattery	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2015

/s/ Paul A. LaViolette	Chairman of the Board and a Director	February 20, 2015
Paul A. LaViolette

/s/ Dennis J. Dougherty	Director	February 20, 2015
Dennis J. Dougherty

/s/ Jane H. Hsaio	Director	February 20, 2015
Jane H. Hsaio, Ph.D.

/s/ William N. Kelley	Director	February 20, 2015
William N. Kelley, M.D.

/s/ Aftab R. Kherani	Director	February 20, 2015
Aftab R. Kherani

/s/ David B. Milne	Director	February 20, 2015
David B. Milne

/s/ Richard C. Pfenniger, Jr.	Director	February 20, 2015
Richard C. Pfenniger, Jr.

/s/ William N. Starling, Jr.	Director	February 20, 2015
William N. Starling, Jr.