Form 10-Q
period 2015-03-31
TRANSENTERIX INC.
filed 2015-05-06
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

65,608,391 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 4, 2015.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 20, 2015, and other filings we make with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we”, “our”, “us”, or the “Company” refer to TransEnterix, Inc. and the combined enterprise of SafeStitch Medical, Inc. and TransEnterix Surgical, Inc.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Sales	$—	$93
Operating Expenses
Cost of goods sold	—	220
Research and development	7,484	5,011
Sales and marketing	375	406
General and administrative	1,980	1,614

Total Operating Expenses	9,839	7,251

Operating Loss	(9,839)	(7,158)

Other Expense
Interest expense, net	(281)	(321)

Total Other Expense, net	(281)	(321)

Net Loss	$(10,120)	$(7,479)

Other comprehensive income (loss)	—	—

Comprehensive loss	$(10,120)	$(7,479)

Net loss per share - basic and diluted	$(0.16)	$(0.15)

Weighted average common shares outstanding - basic and diluted	63,745	48,850

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$28,376	$34,766
Accounts receivable, net	53	133
Interest receivable	1	1
Other current assets	644	789

Total Current Assets	29,074	35,689

Restricted cash	250	250
Property and equipment, net	3,010	3,120
Intellectual property, net	2,116	2,241
Trade names, net	7	7
Goodwill	93,842	93,842
Other long term assets	52	62

Total Assets	$128,351	$135,211

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,278	$1,768
Accrued expenses	1,626	1,769
Note payable - current portion	1,540	610

Total Current Liabilities	5,444	4,147
Long Term Liabilities
Note payable - less current portion, net of debt discount	8,360	9,275

Total Liabilities	13,804	13,422
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2015 and December 31, 2014; and 64,478,085 and 63,182,806 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	64	63
Additional paid-in capital	260,519	257,642
Accumulated deficit	(146,036)	(135,916)

Total Stockholders’ Equity	114,547	121,789

Total Liabilities and Stockholders’ Equity	$128,351	$135,211

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	63,183	$63	$257,642	$(135,916)	$121,789
Stock-based compensation	—	—	899	—	899
Issuance of common stock, net of issuance costs	733	1	1,782	—	1,783
Exercise of stock options	562	—	196	—	196
Net loss	—	—	—	(10,120)	(10,120)

Balance, March 31, 2015	64,478	$64	$260,519	$(146,036)	$114,547

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(10,120)	$(7,479)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	390	286
Amortization of debt discount	15	—
Amortization of debt issuance costs	12	22
Stock-based compensation	899	405
Changes in operating assets and liabilities:
Accounts receivable	80	136
Interest receivable	—	(5)
Inventory	—	50
Other current and long term assets	143	(178)
Restricted cash	—	125
Accounts payable	510	54
Accrued expenses	(143)	125

Net cash and cash equivalents used in operating activities	(8,214)	(6,459)

Investing Activities
Proceeds from sale and maturities of investments	—	1,722
Purchase of property and equipment	(155)	(187)

Net cash and cash equivalents used in investing activities	(155)	(1,535)

Financing Activities
Payment of debt	—	(938)
Proceeds from issuance of common stock, net of issuance costs	1,783	—
Proceeds from exercise of stock options	196	8

Net cash and cash equivalents provided by (used in) financing activities	1,979	(930)

Net decrease in cash and cash equivalents	(6,390)	(5,854)
Cash and Cash Equivalents, beginning of period	34,766	10,014

Cash and Cash Equivalents, end of period	$28,376	$4,160

Supplemental Disclosure for Cash Flow Information
Interest paid	$187	$179

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Financial Statements

1.	Organization and Capitalization

TransEnterix, Inc. (the “Company”) is a medical device company that is focused on the development and future commercialization of a robotic assisted surgical system called the SurgiBot™ System (the “SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System would allow for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once in the body. The SurgiBot System under development also allows for three-dimensional (3-D) high definition vision technology. The Company previously commercialized the SPIDER ® Surgical System (the “SPIDER System”), a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilized flexible instruments and articulating channels controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System has been cleared by the U.S. Food and Drug Administration (“FDA”). The Company also manufactured multiple instruments that can be deployed using the SPIDER System, and which are being adapted for use with the SurgiBot System. The Company discontinued sales of the SPIDER System as of December 31, 2014.

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

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for our products; changes in the health care and regulatory environments of the United States and other countries in which the Company intends to operate; its ability to attract and retain key management, marketing and scientific personnel; competition from new entrants; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

2.	Summary of Significant Accounting Policies

Basis of presentation

The Company has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to inventory valuation, stock-based compensation, accrued expenses and income tax valuation. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 20, 2015. There have been no material changes in any of our accounting policies since December 31, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of approximately $146.0 million as of March 31, 2015 and a net loss of approximately $10.1 million for the three months ended March 31, 2015, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at March 31, 2015 or December 31, 2014.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. No impairment existed at March 31, 2015 or December 31, 2014.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.

3.	Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the three month period ended March 31, 2015 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Due to the Company’s history of losses, there is not sufficient evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the net deferred tax assets have been reduced by a full valuation allowance. Therefore, no federal or state income taxes are expected and none have been recorded at this time.

The Company’s effective tax rate for each of the three month periods ended March 31, 2015 and 2014 was 0%. At March 31, 2015, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

4.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three months ended March 31, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

5.	Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

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

Restricted cash consisting of a money market account used as collateral securing a letter of credit under the terms of the corporate office operating lease that commenced in 2010 was $250,000 as of March 31, 2015 and December 31, 2014.

The Company held no investments at March 31, 2015 and December 31, 2014 as it sold all its investment securities during 2014. There were no realized gains or losses for the three months ended March 31, 2015 or 2014.

Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
	(In thousands)
Cash	$1,117	$1,511
Money market	27,259	33,255

Total cash and cash equivalents	28,376	34,766

Total restricted cash	$250	$250

Total	$28,626	$35,016

6.	Fair Value

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

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2015 (In thousands) (unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2015
Assets measured at fair value
Cash and Cash Equivalents	$28,376	$—	$—	$28,376
Restricted Cash	250	—	—	250

Total Assets measured at fair value	$28,626	$—	$—	$28,626

	December 31, 2014 (In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Assets measured at fair value
Cash and Cash Equivalents	$34,766	$—	$—	$34,766
Restricted Cash	250	—	—	250

Total Assets measured at fair value	$35,016	$—	$—	$35,016

7.	Goodwill and Intangible Assets

The following table presents the carrying value of the components of goodwill and intangible assets at the balance sheet dates:

	March 31, 2015	December 31, 2014
	(In thousands)
	(unaudited)
Goodwill	$93,842	$93,842
Intangible assets:
Intellectual property	5,000	5,000
Trade names	10	10
Amortization of intangible assets	(2,887)	(2,762)

Total intangible assets	$2,123	$2,248

8.	Accrued Expenses

The following table presents the components of accrued expenses:

	March 31, 2015	December 31, 2014
	(In thousands)
	(unaudited)
Compensation and benefits	$846	$1,036
Consulting and other vendors	279	208
Legal and professional fees	107	145
Taxes	70	189
Interest and final payment fee	200	131
Other	124	60

Total accrued expenses	$1,626	$1,769

9.	Related-Person Transactions

Synecor, LLC and its shareholders and officers collectively owned approximately 9% of the Company’s common stock at March 31, 2015 and 2014. Various research and development services were purchased from Synecor LLC and its wholly owned subsidiary Synchrony Labs LLC and totaled approximately $335,000 and $15,000 for the three months ended March 31, 2015 and 2014, respectively.

10.	Notes Payable

On January 17, 2012, TransEnterix Surgical entered into a loan and security agreement with Silicon Valley Bank and Oxford Finance LLC. The terms of the Original Loan Agreement provided for two term loans in aggregate of $10,000,000 comprised of a $4,000,000 term loan and a $6,000,000 term loan. In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s Original Loan Agreement, and agreed to amendments to the Original Loan Agreement, dated as of September 3, 2013 and October 31, 2013, respectively. The Original Loan Agreement had a maturity date of January 1, 2016 and a fixed interest rate of 8.75%. As of September 26, 2014, the outstanding principal amount of the Original Loan Agreement was $5,604,000.

On September 26, 2014, the Company entered into the Amended and Restated Loan Agreement with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25,000,000. The first tranche increased the Company’s borrowings at September 26, 2014 from $5,604,000 to $10,000,000. Two additional tranches are to be made available as follows. The second tranche of $5,000,000 will be available at any time prior to one year after the closing date when the Company files a 510(k) application for its SurgiBot System, and completes an offering of its equity securities at or above $35 million. The third tranche of $10,000,000, will be made available to the Company at any time prior to two years after the closing date upon recognition of at least $10,000,000 of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. The Company is entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if the Company receives 510(k) clearance for its SurgiBot System at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

The Term Loans bear interest at a fixed rate equal to 7.50% per annum.

11.	Controlled Equity Offering and Public Offering of Common Stock

On February 20, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $25 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

March 31, 2015
Total shares of common stock sold	733.2
Average price per share	$2.86
Gross proceeds	$2,097
Commissions earned by Cantor	$63
Other issuance costs	$251

On April 14, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors purchased $10.0 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.4 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the Shelf Registration Statement filed in January 2014 (the “January Registration Statement”), which was declared effective on April 2, 2014. The January Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, warrants, or any combination thereof.

12.	Closing of Merger and Financing Transaction

Pursuant to an Agreement and Plan of Merger dated August 13, 2013, as amended by a First Amendment dated August 30, 2013 (collectively, the “Merger Agreement”), on September 3, 2013, the Company consummated the Merger in which a wholly owned subsidiary of SafeStitch merged with TransEnterix Surgical. Under the terms of the Merger Agreement, TransEnterix Surgical remained as the surviving corporation and as a wholly owned subsidiary of SafeStitch.

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

Overview

We are a medical device company that is focused on the development and future commercialization of a robotic-assisted surgical system called the SurgiBot™ System (the “SurgiBot System”). The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System allows for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once inside the body. The SurgiBot System under development also allows for three-dimensional (3-D) high definition vision technology. We have commercialized the SPIDER® Surgical System, (the “SPIDER System”) a manual laparoscopic system in the United States, Europe and the Middle East. The SPIDER System utilized flexible instruments and articulating channels that are controlled directly by the surgeon, allowing for multiple instruments to be introduced via a single site. The SPIDER System was cleared by the U.S. Food and Drug Administration (“FDA”). We also manufactured multiple instruments that could be deployed using the SPIDER System, and which are being adapted for use with the SurgiBot System. In April 2014, we launched the Flex Ligating Shears (“FLS”) which is an advanced energy device used with the existing SPIDER Surgical System. The FLS device is designed to deliver controlled energy to effectively ligate and divide tissue. We intend to offer a similar device in the future for the SurgiBot System. We have chosen to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014 when we discontinued sales.

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

We believe that:

•	there are a number of hospitals and an increasing number of ambulatory surgery centers in the U.S. and internationally that could benefit from the addition of robotic-assisted minimally invasive surgery at a lower cost of entry than existing robotic-assisted surgery systems;

•	surgeons can benefit from the ease of use, 3-D visualization and precision of robotic-assisted surgery while remaining patient-side within the sterile field, consistent with current laparoscopic surgery procedures; and

•	patients will continue to seek a minimally invasive option, offering minimal scarring and fewer incisions, for many common general abdominal surgeries.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital.

Since inception, we have been unprofitable. As of March 31, 2015, we had an accumulated deficit of approximately $146.0 million.

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

Revenue

We derived sales from the SPIDER System and other distributed products through limited direct sales in the United States and international distributors. We discontinued sales of the SPIDER System on December 31, 2014. The Company recorded revenue when persuasive evidence of an arrangement existed, delivery occurred which is typically at shipping point, the fee was fixed or determinable and collectability was reasonably assured. Shipping and handling costs billed to customers were included in revenue.

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

Comparison of the Three Months Ended March 31, 2015 and 2014

Sales for the three months ended March 31, 2015 decreased to $0 compared to $93,000 for the three months ended March 31, 2014. The $93,000 decrease was primarily the result of our decision to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014. We discontinued sales of the SPIDER System on December 31, 2014.

Cost of goods sold for the three months ended March 31, 2015 decreased to $0 as compared to $220,000 for the three months ended March 31, 2014. The $220,000 decrease was primarily the result of discontinued sales of the SPIDER System on December 31, 2014.

R&D expenses for the three months ended March 31, 2015 increased to $7.5 million as compared to $5.0 million for the three months ended March 31, 2014. The $2.5 million increase resulted primarily from increased costs of preclinical labs of $698,000, increased contract engineering services, consulting and other outside services of $557,000 related to product development of our SurgiBot System, increased supplies expense of $460,000, increased personnel related expenses of $392,000 as we increased the headcount, and increased other expenses of $393,000.

Sales and marketing expenses for the three months ended March 31, 2015 decreased to $375,000 compared to $406,000 for the three months ended March 31, 2014. The $31,000 decrease was primarily related to lower personnel-related costs of $26,000, decreased travel-related expenses of $29,000 and reduced expenditures for other marketing expenses of $7,000, offset by increased stock compensation costs of $31,000.

General and administrative expenses for the three months ended March 31, 2015 increased to $2.0 million compared to $1.6 million for the three months ended March 31, 2014. The $400,000 increase was primarily due to increased stock compensation costs of $378,000.

Other expense for the three months ended March 31, 2015 decreased to $281,000 compared to $321,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of March 31, 2015, we had an accumulated deficit of $146.0 million and have not generated significant revenue or positive cash flows from operations. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the years ended December 31, 2014 and 2013 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash have been proceeds from private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

On February 20, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we can sell through Cantor, from time to time, up to $25 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

March 31, 2015
Total shares of common stock sold	733.2
Average price per share	$2.86
Gross proceeds	$2,097
Commissions earned by Cantor	$63
Other issuance costs	$251

In January 2014, we filed a Shelf Registration Statement with the SEC which was declared effective on April 2, 2014 (the “January Registration Statement”). The January Registration Statement allows us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10.0 million of common stock in the public offering. The common stock was offered and sold pursuant to the January Registration Statement. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds from the offering were $52.4 million, net of issuance costs of $4.0 million. In addition, on November 7, 2014, we filed the November Shelf Registration Statement with the SEC which was declared effective on December 19, 2014. The November Registration Statement allows us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. As of March 31, 2015, we had the ability to raise an additional $141.5 million from the Shelf Registration Statements.

In connection with our public offering in April 2014, our common stock was eligible to be listed on the NYSE MKT and began trading on such exchange on April 1, 2014.

At March 31, 2015, we had cash and cash equivalents of approximately $28.4 million. Our cash and cash equivalents decreased by approximately $6.4 million during the three months ended March 31, 2015, primarily as a result of net cash used in operating activities of $8.2 million, and purchases of property and equipment of $155,000, offset by proceeds from the issuance of common stock, net of issuance costs, of $1,783,000, and proceeds from the exercise of options of $196,000.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.2 million during the three months ended March 31, 2015. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and amortization and stock-based compensation, plus the net change in operating assets and liabilities for the three months ended March 31, 2015, which consisted primarily of increases in accounts payable and decreases in accrued expenses, other current and long term assets, and accounts receivable.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $155,000 during the three months ended March 31, 2015. This amount reflected cash paid for the purchases of property and equipment of $155,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2015 of $2.0 million was primarily related to proceeds from the issuance of common stock, net of issuance costs, of $1,783,000, and proceeds from the exercise of options of $196,000.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will not be sufficient to meet our anticipated cash needs through March 31, 2016. We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, current and additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, or cease operations.

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

In connection with the Merger, we assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility (the “Original Loan Agreement”). On September 26, 2014, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders have agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25.0 million, with the first tranche adding to the outstanding principal amount of the existing term loan, which was $5.6 million, borrowed by the Company from the Lenders under the Original Loan Agreement, for an aggregate of $10.0 million in borrowings as of September 26, 2014. Two additional tranches are to be made available as follows. The second tranche of $5.0 million will be available at any time prior to one year after the closing date when we file a 510(k) application for the SurgiBot System, and complete an offering of equity securities at or above $35.0 million. The third tranche of $10.0 million, will be made available to us at any time prior to two years after the closing date upon recognition of at least $10.0 million of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. We are entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if we receive 510(k) clearance for the SurgiBot system at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the SEC on February 20, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, stock-based compensation, intellectual property and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the SEC on February 20, 2015. Actual results may differ from these estimates under different assumptions and conditions.

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on accounting for identifiable intangible assets and goodwill, stock-based compensation, and intellectual property and long-lived assets.

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

Accounting for Stock-Based Compensation

We recognize as expense, the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We use the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the calculated historical volatility based on an analysis of reported data for a peer group of companies. The expected term of options granted by the Company has been determined based upon the simplified method, because we do not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We estimate forfeitures based on our historical experience and adjust the estimated forfeiture rate based upon actual experience.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the SEC on February 20, 2015, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We discuss various risks that may materially affect our business in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 20, 2015. There have been no material changes to such risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Agreement

10.2	Employment Agreement between the Registrant and Todd M. Pope, CEO, dated February 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 6, 2015).

10.3	Controlled Equity OfferingSM Sales Agreement, dated as of February 20, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 20, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: May 6, 2015	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: May 6, 2015	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer