Form 10-Q
period 2015-06-30
TRANSENTERIX INC.
filed 2015-08-06
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2015

or

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

84,557,243 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of August 4, 2015.

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

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sales	$—	$113	$—	$206

Operating Expenses
Cost of goods sold	—	238	—	458
Research and development	6,579	7,882	14,063	12,893
Sales and marketing	373	461	748	867
General and administrative	2,116	1,913	4,096	3,527

Total Operating Expenses	9,068	10,494	18,907	17,745

Operating Loss	(9,068)	(10,381)	(18,907)	(17,539)

Other Expense
Interest Expense, net	(280)	(206)	(561)	(527)

Total Other Expense, net	(280)	(206)	(561)	(527)

Net Loss	$(9,348)	$(10,587)	$(19,468)	$(18,066)

Other comprehensive income (loss)	—	—	—	—

Comprehensive loss	$(9,348)	$(10,587)	$(19,468)	$(18,066)

Net loss per share - basic and diluted	$(0.14)	$(0.18)	$(0.30)	$(0.33)

Weighted average common shares outstanding - basic and diluted	68,105	59,673	65,937	54,264

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$71,112	$34,766
Accounts receivable, net	8	133
Interest receivable	1	1
Other current assets	586	789

Total Current Assets	71,707	35,689

Restricted cash	—	250
Property and equipment, net	2,914	3,120
Intellectual property, net	1,991	2,241
Trade names, net	6	7
Goodwill	93,842	93,842
Other long term assets	90	62

Total Assets	$170,550	$135,211

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,606	$1,768
Accrued expenses	2,259	1,769
Notes payable - current portion	2,487	610

Total Current Liabilities	6,352	4,147
Long Term Liabilities
Notes payable - less current portion, net of debt discount	7,427	9,275

Total Liabilities	13,779	13,422
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2015 and December 31, 2014; and 82,481,722 and 63,182,806 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	82	63
Additional paid-in capital	312,073	257,642
Accumulated deficit	(155,384)	(135,916)

Total Stockholders’ Equity	156,771	121,789

Total Liabilities and Stockholders’ Equity	$170,550	$135,211

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	63,183	$63	$257,642	$(135,916)	$121,789
Stock-based compensation	—	—	1,667	—	1,667
Issuance of common stock, net of issuance costs	18,681	19	52,514	—	52,533
Exercise of stock options	618	—	250	—	250
Net loss	—	—	—	(19,468)	(19,468)

Balance, June 30, 2015	82,482	$82	$312,073	$(155,384)	$156,771

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(19,468)	$(18,066)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	768	594
Amortization of debt discount	29	—
Amortization of debt issuance costs	25	44
Stock-based compensation	1,667	1,202
Loss on disposal of property and equipment	—	19
Changes in operating assets and liabilities:
Accounts receivable	125	92
Interest receivable	—	66
Inventory	—	263
Other current and long term assets	150	(13)
Restricted cash	250	125
Accounts payable	(162)	1,812
Accrued expenses	490	500

Net cash and cash equivalents used in operating activities	(16,126)	(13,362)

Investing Activities
Proceeds from sale and maturities of investments	—	6,191
Purchase of property and equipment	(311)	(910)

Net cash and cash equivalents (used in) provided by investing activities	(311)	5,281

Financing Activities
Payment of debt	—	(1,897)
Proceeds from issuance of common stock, net of issuance costs	52,533	52,506
Proceeds from exercise of stock options and warrants	250	24

Net cash and cash equivalents provided by financing activities	52,783	50,633

Net increase in cash and cash equivalents	36,346	42,552
Cash and Cash Equivalents, beginning of period	34,766	10,014

Cash and Cash Equivalents, end of period	$71,112	$52,566

Supplemental Disclosure for Cash Flow Information
Interest paid	$375	$337

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Financial Statements

1.	Organization and Capitalization

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

Prior to the Merger, SafeStitch was focused on developing its Gastroplasty Device for the treatment of obesity, gastroesophageal reflux disease (“GERD”) and Barrett’s Esophagus. In the second quarter of 2014, the Company ceased internal development of the Gastroplasty Device and is currently evaluating strategic alternatives for the former SafeStitch products.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at June 30, 2015 or December 31, 2014.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. No impairment existed at June 30, 2015 or December 31, 2014.

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

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the three and six month periods ended June 30, 2015 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Due to the Company’s history of losses, there is not sufficient evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the net deferred tax assets have been reduced by a full valuation allowance. Therefore, no federal or state income taxes are expected and none have been recorded at this time.

The Company’s effective tax rate for each of the six month periods ended June 30, 2015 and 2014 was 0%. At June 30, 2015, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

4.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the six months ended June 30, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

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

Restricted cash, consisting of a money market account used as collateral securing a letter of credit under the terms of the corporate office operating lease that commenced in 2010 and expired in April 2015, was $0 and $250,000 as of June 30, 2015 and December 31, 2014, respectively.

The Company held no investments at June 30, 2015 and December 31, 2014 as it sold all its investment securities during 2014. There were no realized gains or losses for the six months ended June 30, 2015 or 2014.

Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
	(In thousands)
Cash	$1,851	$1,511
Money market	69,261	33,255

Total cash and cash equivalents	71,112	34,766

Total restricted cash	$—	$250

Total	$71,112	$35,016

6.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include available for sale securities classified as cash equivalents. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2015 (In thousands) (unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total June 30, 2015
Assets measured at fair value
Cash and Cash Equivalents	$71,112	$—	$—	$71,112

Total Assets measured at fair value	$71,112	$—	$—	$71,112

	December 31, 2014 (In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Assets measured at fair value
Cash and Cash Equivalents	$34,766	$—	$—	$34,766
Restricted Cash	250	—	—	250

Total Assets measured at fair value	$35,016	$—	$—	$35,016

7.	Goodwill and Intangible Assets

The following table presents the carrying value of the components of goodwill and intangible assets at the balance sheet dates:

	June 30, 2015	December 31, 2014
	(In thousands)
	(unaudited)
Goodwill	$93,842	$93,842
Intangible assets:
Intellectual property	5,000	5,000
Trade names	10	10
Amortization of intangible assets	(3,013)	(2,762)

Total intangible assets	$1,997	$2,248

8.	Accrued Expenses

The following table presents the components of accrued expenses:

	June 30, 2015	December 31, 2014
	(In thousands)
	(unaudited)
Compensation and benefits	$1,174	$1,036
Legal and professional fees	289	145
Consulting and other vendors	271	208
Interest and final payment fee	269	131
Deferred rent	101	46
Taxes	54	189
Other	101	14

Total accrued expenses	$2,259	$1,769

9.	Related-Person Transactions

Synecor, LLC and its shareholders and officers collectively owned approximately 7% and 9% of the Company’s common stock at June 30, 2015 and 2014, respectively. Various research and development services are purchased from Synecor LLC and its wholly owned subsidiary Synchrony Labs LLC pursuant to arms’ length terms approved by the Audit Committee and totaled approximately $431,000 and $15,000 for the six months ended June 30, 2015 and 2014, respectively.

10.	Notes Payable

On January 17, 2012, TransEnterix Surgical entered into a loan and security agreement with Silicon Valley Bank and Oxford Finance LLC (the Lenders”). The terms of the Original Loan Agreement provided for two term loans in aggregate of $10,000,000 comprised of a $4,000,000 term loan and a $6,000,000 term loan. In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s Original Loan Agreement, and agreed to amendments to the Original Loan Agreement, dated as of September 3, 2013 and October 31, 2013, respectively. The Original Loan Agreement had a maturity date of January 1, 2016 and a fixed interest rate of 8.75%. As of September 26, 2014, the outstanding principal amount of the Original Loan Agreement was $5,604,000.

On September 26, 2014, the Company entered into the Amended and Restated Loan Agreement with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25,000,000. The first tranche increased the Company’s borrowings at September 26, 2014 from $5,604,000 to $10,000,000. Two additional tranches are to be made available as follows. The second tranche of $5,000,000 is available at any time prior to one year after the closing date as the Company filed a 510(k) application for its SurgiBot System, and completed an offering of its equity securities above $35 million. The third tranche of $10,000,000, will be made available to the Company at any time prior to two years after the closing date upon recognition of at least $10,000,000 of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. The Company is entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if the Company receives 510(k) clearance for its SurgiBot System at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

The Term Loans bear interest at a fixed rate equal to 7.50% per annum.

11.	Controlled Equity Offering and Public Offering of Common Stock

On June 11, 2015, the Company sold 16,666,667 shares of common stock at a public offering price of $3.00 per share for aggregate gross proceeds of $50 million in an underwritten firm commitment public offering. Net proceeds after issuance costs were $46.4 million. The closing of the public offering occurred on June 17, 2015. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,500,000 shares of Common Stock.

Subsequent to quarter-end on July 10, 2015, the underwriters exercised a portion of their option to acquire an additional 2,075,000 shares at the public offering price of $3.00 per share for aggregate additional gross proceeds of $6.2 million. Net proceeds after issuance costs were $5.8 million. The purchase of the option shares closed on July 15, 2015. Total proceeds (including the option) were $52.2 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the Shelf Registration Statement filed in November 2014 (the “November 2014 Shelf Registration Statement”), which was declared effective on December 19, 2014. The November 2014 Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, warrants, or any combination thereof.

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

The following table summarizes the total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

Six Months Ended June 30, 2015 (Unaudited)
Total shares of common stock sold	2,014.3
Average price per share	$3.25
Gross proceeds	$6,546
Commissions earned by Cantor	$197
Other issuance costs	$259

On April 14, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors purchased $10.0 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.4 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the Shelf Registration Statement filed in January 2014 (the “January 2014 Shelf Registration Statement”), which was declared effective on April 2, 2014. The January 2014 Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, warrants, or any combination thereof.

12.	Stock-Based Compensation

The Company’s stock-based compensation plans include the TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, previously named the TransEnterix, Inc. 2007 Incentive Compensation Plan and the SafeStitch Medical, Inc. 2007 Incentive Compensation Plan (the “Plan”), as well as options outstanding under the TransEnterix, Inc. Stock Option Plan (the “2006 Plan”). As part of the Merger, options outstanding, whether vested or unvested, under the 2006 Plan were adjusted by the Exchange Ratio of 1.1533, and assumed by the Company concurrent with the closing of the Merger.

The Plan was approved by the majority of the SafeStitch’s stockholders on November 13, 2007. The Plan was amended on June 19, 2012 to increase the number of shares of common stock available for issuance to 1,000,000 and was amended on October 29, 2013 to (a) increase the number of shares of common stock authorized for issuance under the 2007 Plan from 1,000,000 shares of common stock to 4,940,000 shares of common stock; and (b) increase the per-person award limitations for options or stock appreciation rights from 200,000 to 1,000,000 shares and for restricted stock, deferred stock, performance shares and/or other stock-based awards from 100,000 to 500,000 shares. The Plan was amended on May 7, 2015 to (a) increase the number of shares reserved for issuance under the Plan to 11,940,000 shares; (b) extend the term of the Plan until May 7, 2025; and (c) make other changes and updates to the Plan. Under the Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant. Additionally, no stock options or stock appreciation rights granted under the Plan may have a term exceeding ten years.

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

The results of operations of SafeStitch have been included in the Company’s consolidated financial statements from the date of the Merger.

14.	Subsequent Events

There are no other subsequent events besides the public offering option exercise discussed in Note 11.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the second quarter of 2014, we ceased internal development of the SafeStitch Gastroplasty Device and are currently evaluating strategic alternatives for the former SafeStitch products.

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

Our strategy is to focus our resources on the development and commercialization of the SurgiBot System. We are planning to make the product available, subject to our obtaining the requisite regulatory and government clearances. On June 1, 2015, we submitted our 510(k) application to the FDA for the SurgiBot System.

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

Since inception, we have been unprofitable. As of June 30, 2015, we had an accumulated deficit of approximately $155.4 million.

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

Public Offerings

On June 11, 2015, we sold 16,666,667 shares of common stock at a public offering price of $3.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Net proceeds after issuance costs were $46.4 million. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,500,000 shares of common stock. The common stock was offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-199998) registering an aggregate of $100 million of our designated securities (the “November 2014 Shelf Registration Statement”). The November 2014 Shelf Registration Statement was declared effective by the SEC on December 19, 2014. The closing of the public offering occurred on June 17, 2015. Subsequent to quarter-end on July 10, 2015, the underwriters exercised a portion of their option and acquired an additional 2,075,000 shares at the public offering price of $3.00 per share for aggregate additional gross proceeds of $6.2 million. Net proceeds after issuance costs were $5.8 million. The purchase of the option shares closed on July 15, 2015. Total proceeds (including the option) were $52.2 million, net of issuance costs of $4.0 million.

On February 20, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we can sell through Cantor, from time to time, up to $25 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to the November 2014 Shelf Registration Statement S-3 filed with the SEC (File No.333-199998). We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

Six Months Ended June 30, 2015 (Unaudited)
Total shares of common stock sold	2,014.3
Average price per share	$3.25
Gross proceeds	$6,546
Commissions earned by Cantor	$197
Other issuance costs	$259

On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10 million of common stock in the public offering. The common stock was offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-193235) registering an aggregate of $100 million of our designated securities (the “January 2014 Shelf Registration Statement”). The January 2014 Shelf Registration Statement was declared effective by the SEC on April 2, 2014. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.4 million, net of issuance costs of $4.0 million.

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

Cost of Goods Sold

Cost of goods sold consisted of materials, labor and overhead incurred internally to produce our products and the impairment and write off of excess and obsolete inventory. Shipping and handling costs incurred by the Company were included in cost of goods sold.

Research and Development

Research and development (R&D) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to remain consistent or be modestly higher as we continue to invest in basic research, preclinical studies, product development and intellectual property supporting the evolution of our SurgiBot System. R&D expenses are expensed as incurred.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing studies and consulting expenses. In 2015, we expect sales and marketing expenses to increase modestly as we begin the early stages of commercialization. We expect sales and marketing expenses to increase significantly in 2016 in support of our anticipated SurgiBot System product launch. We cannot assure you that the SurgiBot System will be cleared by the FDA, or that we will meet our anticipated product launch target in 2016.

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

Other Expense, Net

Other expense is primarily composed of interest expense on notes payable.

Comparison of the Three Months Ended June 30, 2015 and 2014

Sales for the three months ended June 30, 2015 decreased to $0 compared to $113,000 for the three months ended June 30, 2014. The $113,000 decrease was primarily the result of our decision to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014. We discontinued sales of the SPIDER System on December 31, 2014.

Cost of goods sold for the three months ended June 30, 2015 decreased to $0 as compared to $238,000 for the three months ended June 30, 2014. The $238,000 decrease was primarily the result of discontinued sales of the SPIDER System on December 31, 2014.

R&D expenses for the three months ended June 30, 2015 decreased to $6.6 million as compared to $7.9 million for the three months ended June 30, 2014. The $1.3 million decrease resulted primarily from decreased supplies of $1.5 million, decreased personnel related expenses of $132,000, and decreased other expenses of $15,000 offset by increased contract engineering services, consulting and other outside services of $347,000 related primarily to product development of our SurgiBot System.

Sales and marketing expenses for the three months ended June 30, 2015 decreased to $373,000 compared to $461,000 for the three months ended June 30, 2014. The $88,000 decrease was primarily related to lower personnel-related costs of $23,000, decreased stock compensation costs of $23,000, decreased travel-related expenses of $17,000 and reduced expenditures for other marketing expenses of $25,000.

General and administrative expenses for the three months ended June 30, 2015 increased to $2.1 million compared to $1.9 million for the three months ended June 30, 2014. The $200,000 increase was primarily due to increased stock compensation costs of $139,000, increased consulting costs of $116,000, increased other costs of $64,000, offset by decreased public company costs of $119,000.

Interest expense for the three months ended June 30, 2015 increased to $280,000 compared to $206,000 for the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

Sales for the six months ended June 30, 2015 decreased to $0 compared to $206,000 for the six months ended June 30, 2014. The $206,000 decrease was primarily the result of our decision to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014. We discontinued sales of the SPIDER System on December 31, 2014.

Cost of goods sold for the six months ended June 30, 2015 decreased to $0 as compared to $458,000 for the six months ended June 30, 2014. The $458,000 decrease was primarily the result of discontinued sales of the SPIDER System on December 31, 2014.

R&D expenses for the six months ended June 30, 2015 increased to $14.1 million as compared to $12.9 million for the six months ended June 30, 2014. The $1.2 million increase resulted primarily from increased contract engineering services, consulting and other outside services of $1.2 million related primarily to product development of our SurgiBot System, increased costs of preclinical labs of $766,000, increased personnel related expenses of $258,000 as we increased the headcount, offset by decreased supplies expense of $1.0 million and decreased other expenses of $24,000.

Sales and marketing expenses for the six months ended June 30, 2015 decreased to $748,000 compared to $867,000 for the six months ended June 30, 2014. The $119,000 decrease was primarily related to lower personnel-related costs of $49,000, decreased travel-related expenses of $46,000 and reduced expenditures for other marketing expenses of $24,000.

General and administrative expenses for the six months ended June 30, 2015 increased to $4.1 million compared to $3.5 million for the six months ended June 30, 2014. The $600,000 increase was primarily due to increased stock compensation costs of $527,000, increased consulting costs of $213,000, increased other costs of $53,000, offset by decreased public company costs of $193,000.

Interest expense for the six months ended June 30, 2015 increased to $561,000 compared to $527,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of June 30, 2015, we had an accumulated deficit of $155.4 million and have not generated significant revenue or positive cash flows from operations. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments. We expect existing cash balances will be sufficient to fund our operations and satisfy our other anticipated cash requirements for at least the next 12 months.

In November 2014, we filed a Shelf Registration Statement with the SEC which was declared effective on December 19, 2014. The November 2014 Shelf Registration Statement allows us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. In January 2014, we filed a Shelf Registration Statement with the SEC which was declared effective on April 2, 2014. The January 2014 Shelf Registration Statement allows us to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

On June 11, 2015, we sold 16,666,667 shares of common stock at a public offering price of $3.00 per share for aggregate gross proceeds of $50 million in an underwritten firm commitment public offering. Net proceeds after issuance costs were $46.4 million. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,500,000 shares of common stock. The closing of the public offering occurred on June 17, 2015. Subsequent to quarter-end on July 10, 2015, the underwriters exercised a portion of their option to acquire an additional 2,075,000 shares at the public offering price of $3.00 per share for aggregate additional gross proceeds of $6.2 million. Net proceeds after issuance costs were $5.8 million. The purchase of the option shares closed on July 15, 2015. Total proceeds (including the option) from the offering were $52.2 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the November 2014 Shelf Registration Statement.

On February 20, 2015, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we can sell through Cantor, from time to time, up to $25 million in shares of common stock in an at-the-market offering. We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. We sold 2,014,274 shares of common stock at an average price per share of $3.25. Net proceeds after issuance costs were $6.1 million. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. All sales of shares have been and will continue to be made pursuant to the effective November 2014 Shelf Registration Statement.

Following these offerings, including the option exercise, we had the ability to raise an additional $37.3 million from the November 2014 Shelf Registration Statement.

On April 14, 2014, we sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of common stock to cover over-allotments. Certain of our existing stockholders that are affiliated with certain of our directors purchased $10.0 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds from the offering were $52.4 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the January 2014 Shelf Registration Statement.

As of June 30, 2015, we had the ability to raise an additional $43.6 million from the January 2014 Shelf Registration Statement.

In connection with our public offering in April 2014, our common stock was eligible to be listed on the NYSE MKT and began trading on such exchange on April 15, 2014.

At June 30, 2015, we had cash and cash equivalents of approximately $71.1 million. Our cash and cash equivalents increased by approximately $36.3 million during the six months ended June 30, 2015, primarily as a result proceeds from the issuance of common stock, net of issuance costs, of $52.5 million, and proceeds from the exercise of options of $250,000, offset by net cash used in operating activities of $16.1 million, and purchases of property and equipment of $311,000.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $16.1 million during the six months ended June 30, 2015. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and amortization and stock-based compensation, plus the net change in operating assets and liabilities for the six months ended June 30, 2015, which consisted primarily of increases in accrued expenses and decreases in restricted cash, accounts payable, other current and long term assets, and accounts receivable.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $311,000 during the six months ended June 30, 2015. This amount reflected cash paid for the purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 of $52.8 million was primarily related to proceeds from the issuance of common stock, net of issuance costs, of $52.5 million, and proceeds from the exercise of options of $250,000.

Operating Capital and Capital Expenditure Requirements

We expect existing cash balances will be sufficient to fund our operations and satisfy our other anticipated cash requirements for at least the next 12 months. Following the closing of the public offerings (including the option), we currently have the ability to raise an additional $80.9 million from the January 2014 and November 2014 Shelf Registration Statements. The timing and terms of any additional financing transactions, whether pursuant to the Shelf Registration Statements or otherwise, have not yet been determined. We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, current and additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we may be required to reduce the scope of our planned product development and marketing efforts or may need to pursue a plan to license or sell our assets, or cease operations.

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

In connection with the Merger, we assumed and became the borrower under TransEnterix Surgical’s outstanding credit facility (the “Original Loan Agreement”). On September 26, 2014, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders have agreed to make certain term loans (the “Term Loans”) in an aggregate principal amount of up to $25.0 million, with the first tranche adding to the outstanding principal amount of the existing term loan, which was $5.6 million, borrowed by the Company from the Lenders under the Original Loan Agreement, for an aggregate of $10.0 million in borrowings as of September 26, 2014. Two additional tranches are to be made available as follows. The second tranche of $5.0 million is available at any time prior to one year after the closing date as we filed a 510(k) application for the SurgiBot System, and completed an offering of equity securities above $35.0 million. The third tranche of $10.0 million, will be made available to us at any time prior to two years after the closing date upon recognition of at least $10.0 million of trailing six-month revenues from the SurgiBot System and SurgiBot-related products. We are entitled to make interest-only payments for 12 months from the closing date, which interest-only period is extended to 18 months if we receive 510(k) clearance for the SurgiBot system at any time before October 31, 2015. The maturity date of the Term Loans is April 1, 2018 without the interest-only extension and October 1, 2018 with the interest-only extension.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the SEC on February 20, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, stock-based compensation, and intellectual property and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the SEC on February 20, 2015. Actual results may differ from these estimates under different assumptions and conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the six months ended June 30, 2015 was $19.5 million, and our accumulated deficit as of June 30, 2015 was $155.4 million. We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products and product candidates. If our products fail in development or do not gain regulatory clearance or approval, or if our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that, if needed, we will seek capital from other sources, such as equity offerings. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern beyond the next 12 months. We have filed shelf registration statements which have been declared effective by the Securities and Exchange Commission (“SEC”). Following the offerings, we currently have $80.9 million available for future financings. However, we cannot assure you that we will be successful in obtaining such additional financing on terms acceptable to the Company or at all.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

The net proceeds of recent financings, including the public offering of our common stock completed in June 2015, will not be sufficient to support development of our products and product candidates and provide us with the necessary resources to commercialize these products and product candidates. While we are currently focused on our SurgiBot System product in development, we intend to advance multiple additional products through clinical and pre-clinical development in the future. We will need to raise substantial additional capital in order to continue our operations and achieve our business’ objectives.

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

Until we generate a sufficient amount of product revenue to finance our cash requirements, which may never occur, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our research and development programs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution; and debt financing, if available, may involve restrictive covenants that limit our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We are highly dependent on the success of the SurgiBot System, and we cannot give any assurance that it will receive regulatory clearance or that it or future products will be successfully commercialized.

We are highly dependent on the success of our products, especially the SurgiBot System. We cannot give any assurance that the FDA will grant regulatory clearance for the SurgiBot System, nor can we give any assurance that the SurgiBot System or any of our other products will be successfully commercialized, for a number of reasons, including, without limitation, the potential introduction by our competitors of more clinically effective or cost-effective alternatives, or failure in our sales and marketing efforts. Any failure to obtain clearance of our products or to successfully commercialize them would have a material and adverse effect on our business. Regulatory authorities may change requirements for the clearance of a product regardless of previous discussions with the company. These regulatory authorities may also clear a product for fewer or more limited uses than we request. In addition, the FDA or other non-U.S. regulatory authorities may not approve or clear the labeling claims necessary or desirable for the successful commercialization of our products.

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

The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address minimally invasive and robotic-assisted surgery, including new entrants in the competitive market. We are currently developing and commercializing medical devices that will compete with other medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other medical devices and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than we do. Some of the medical device companies we expect to compete with include Applied Medical, Medtronic plc, Intuitive Surgical, Johnson & Johnson, and a number of minimally invasive surgical device, robotic surgical device manufacturers and providers of products and therapies that are designed to reduce the need for or attractiveness of surgical intervention. In addition, many other universities and private and public research institutions are or may become active in research involving surgical devices for minimally invasive and robotic-assisted surgery.

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

We are party with the Lenders to, and jointly and severally liable with our subsidiaries for, $10.0 million of outstanding debt under a Term Loan under the Amended and Restated Loan Agreement. Under the Amended and Restated Loan Agreement, the maximum borrowing potential is up to $25.0 million. The Company is entitled to make interest-only payments for 12 months, until September 2015. The maturity date of the outstanding Term Loan is April 1, 2018. Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.

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

If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Amended and Restated Loan Agreement when due, this could result in a default under the Amended and Restated Loan Agreement. In such event, the Lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Amended and Restated Loan Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Amended and Restated Loan Agreement is secured by a security interest in all assets of the Company and its current and future subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property.

Our product development activities could be delayed or stopped.

We do not know whether our current product development activities will result in products that meet necessary standards and performance criteria and whether the development will be completed on schedule. Delays could occur based on a number of issues that could arise. For example, should clinical trials be required, their completion could be substantially delayed and their outcome could lead to realization that the devices are not ready for commercialization.

In addition, other issues, such as the need to investigate third party patents and potential infringement matters, although not currently an issue, could arise thereby delaying our development efforts.

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

In the future, we may need to conduct clinical trials to support approval of new products, and any future clinical trial activities that we undertake will be subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Clinical studies intended to support a 510(k) or Premarket Approval (“PMA”) must be conducted in compliance with the FDA’s Good Clinical Practice regulations and similar requirements in foreign jurisdictions. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities and Notified Bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of associated product submissions and, ultimately, our ability to commercialize products requiring submission of clinical data. It is also possible that patients enrolled in a clinical trial will experience adverse side effects that are not currently part of the product candidate’s safety profile, which could cause us to delay or abandon development of such product.

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

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may be promoted only for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve any of our products, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with the FDA’s Quality System Regulation (“QSR”), which includes requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation as well as other quality system requirements and regulations from non-U.S. regulatory authorities. Further, regulatory agencies must approve our manufacturing facilities for Class III devices before they can be used to manufacture our products, and all manufacturing facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA, either before or after clearance or approval, or other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;

•	adverse inspectional observations (“Form 483”), warning letters, non-warning letters incorporating inspectional observations;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory clearances or approvals;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements;

•	refusal to clear or approve pending applications or premarket notifications; and

•	import and export restrictions.

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

We are also required to comply with the FDA’s QSR, which covers the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, installation and servicing of our marketed products. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. In addition, in the future, regulatory authorities and/or customers may require specific packaging of sterile products, which could increase our costs and the price of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA’s medical device reporting (“MDR”) regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. Even though we are currently not marketing a number of our cleared products, such as the SPIDER, because these products are still in the marketplace, we are required to handle complaints and submit MDRs for any events meeting the reportability requirements.

All manufacturers bringing medical devices to market in the European Economic Area (“EEA”) are legally bound to report any incident that led or might have led to the death or serious deterioration in the state of health of a patient, user or other person, and which the manufacturer’s device is suspected to have caused, to the competent authority in whose jurisdiction the incident occurred. In such case, the manufacturer must file an initial report with the relevant competent authority, which would be followed by further evaluation or investigation of the incident and a final report indicating whether further action is required.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. For example, the FDA recently held a public workshop to gather input on evidentiary requirements for new and modified robotically-assisted surgical devices. The company would need to align its submissions and business practices with any resulting guidance documents published by the agency.

Any change in the laws, regulations or guidance that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

To the extent that any of our products are deemed to be durable medical equipment (“DME”), they may be subject to distribution under Medicare’s Competitive Acquisition regulations, which could adversely affect the amount that we can seek from payors. Non-DME devices used in surgical procedures are normally paid directly by the hospital or health care provider and not reimbursed separately by third-party payors. As a result, these types of devices are subject to intense price competition that can place a small manufacturer at a competitive disadvantage as hospitals and health care providers attempt to negotiate lower prices for products such as the ones we develop and sell.

Most significantly, in March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Reconciliation Act (the “Reconciliation Act”, and, with the Affordable Care Act, the “2010 Health Care Reform Legislation”). The Supreme Court of the United States upheld fundamental aspects of the 2010 Health Care Reform Legislation in June 2012 and again in June 2015. Specifically, the Supreme Court upheld the individual mandate included changes regarding the extension of medical benefits to those who currently lack insurance coverage, and affirmed that subsidies are available to participants enrolled in both state and federally created health care exchanges. Thus, the 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the new health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, or some combination of both, as well as other changes.

Beyond coverage and reimbursement changes, the 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. Although there are current bills in Congress to repeal this excise tax, it remains current law. This excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. We provided reports under the Open Payments Act to the Centers for Medicare & Medicaid Services (“CMS”). The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

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

Even if our products obtain regulatory clearance or approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We experienced minimal sales of our SPIDER System and AMID HFD stapler (both products were discontinued in 2014) and have not made any sales of the SurgiBot System. We believe that the degree of market acceptance will depend on a number of factors, including:

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

We have used third-party design and development sources to assist in the design and development of our SurgiBot system. In the future, we may choose to use additional third-party sources for the design and development of our products. If these design and development partners are unable to provide their services in the timeframe or to the performance level that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the manner that we require.

We previously operated manufacturing facilities for production of the SPIDER System and maintained manufacturing facilities for the AMID HFD product (both products were discontinued in 2014). In the future, we may choose to use a third-party manufacturer for our other products. In addition, certain product component parts are likely to come from third-party suppliers. If these manufacturing partners are unable to produce our products or component parts in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require.

Our products require precise, high quality manufacturing. We and our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and non-U.S. regulatory authorities to ensure strict compliance with the quality systems regulations, current “good manufacturing practices” and other applicable government regulations and corresponding standards. If we or our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with QSR, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our proposed products. In the United States, we have 6 issued patents and over 30 pending patent applications. Many of these relate to the SPIDER System, the SurgiBot System, instruments useful with those systems, or alternatives to those systems. We have also filed patent applications abroad for both the Spider System and the SurgiBot System. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third-party patent or otherwise circumvent the third-party patent.

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

As of June 30, 2015, the net carrying value of our goodwill and other intangible assets totaled approximately $93.8 million, which was 55% of total assets. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and share price declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

Our stockholders have experienced dilution of their percentage ownership of our stock and may experience additional dilution in the future.

As a result of the Merger, we issued new shares of common stock to certain former TransEnterix Surgical stockholders, representing approximately 65% of the total outstanding voting power of all our stockholders immediately following the closing of the Merger. The issuance of these shares caused existing stockholders at the time of the Merger to experience immediate and significant dilution in their percentage ownership of our outstanding common stock. In addition, the private placement issuance of our Series B Preferred Stock in September 2013 caused substantial dilution to our stockholders, as each share of Series B Preferred Stock was converted into ten shares of our common stock on December 6, 2013, and our stockholders experienced additional dilution in our April 2014 common stock public offering, our February to May 2015 at-the-market offerings and our June 2015 common stock public offering. Collectively in such offerings we raised approximately $119 million.

We will need to raise substantial additional capital in order to continue our operations and achieve our business objectives. The future issuance of the Company’s equity securities will further dilute the ownership of our outstanding common stock.

The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.

During the two year period ended June 30, 2015, the market price of our common stock fluctuated from a high of $14.00 per share to a low of $0.36 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Trading of our common stock is currently conducted on the NYSE MKT. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of June 30, 2015, approximately 37% of the issued and outstanding shares of our common stock were held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

Sales by stockholders of substantial amounts of our shares of common stock, the issuance of new shares of common stock by us or the perception that these sales may occur in the future could materially and adversely affect the market price of our common stock.

As of June 30, 2015, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 37% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

In connection with the Merger, we entered into a voting and lock-up agreement with certain of our stockholders pursuant to which such stockholders agreed to vote to approve certain corporate actions following the Merger.

In connection with the Merger and the related private placement transaction, stockholders holding an aggregate of 93% of our common stock on the effective date of the Merger, and members of our Board of Directors, entered into lock-up and voting agreements (each, a “Voting Agreement”), pursuant to which such persons agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, “Covered Securities”) for designated periods following the Merger closing date. As of June 30, 2015, 25% of the Covered Securities remain subject to the lock-up until September 3, 2015, the second anniversary of the Merger closing date. In accordance with a Registration Rights Agreement dated September 3, 2013, we registered, for the account of such holders the Covered Securities that were released from the transfer restrictions of the Voting Agreement on September 3, 2014 and will be obligated to register the remainder in September 2015. Sales of our common stock by such selling stockholders could have a negative impact on the trading price of our common stock and increase the volatility of our common stock trading price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Underwriting Agreement, dated June 11,2 015, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2015).

10.2	TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, effective as of May 7, 2015 (incorporated by reference from Exhibit 10.1. to the Company’s Registration Statement on Form S-8, File No. 333-203950 filed with the Securities and Exchange Commission on May 7, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: August 6, 2015	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: August 6, 2015	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer