Form 10-Q
period 2015-09-30
TRANSENTERIX INC.
filed 2015-11-09
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2015

or

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

100,142,684 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 2, 2015.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Statements,” “Notes to Consolidated Financial Statements” and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 20, 2015, and other filings we make with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we”, “our”, “us”, or the “Company” refer to TransEnterix, Inc. and its direct and indirect subsidiaries, and the combined enterprise of SafeStitch Medical, Inc. and TransEnterix Surgical, Inc.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales	$—	$61	$—	$267
Operating Expenses
Cost of goods sold	—	202	—	660
Research and development	7,048	9,067	21,111	21,960
Sales and marketing	413	456	1,161	1,323
General and administrative	1,762	1,481	5,607	4,757
Amortization of intangible assets	338	125	589	376
Acquisition related costs	4,003	—	4,003	—

Total Operating Expenses	13,564	11,331	32,471	29,076

Operating Loss	(13,564)	(11,270)	(32,471)	(28,809)

Other Expense
Interest Expense, net	(436)	(237)	(997)	(764)

Total Other Expense, net	(436)	(237)	(997)	(764)

Loss before income taxes	(14,000)	(11,507)	(33,468)	(29,573)
Income tax benefit	99	—	99	—

Net loss	$(13,901)	$(11,507)	$(33,369)	$(29,573)

Other comprehensive loss
Foreign currency translation loss	(429)	—	(429)	—

Comprehensive loss	$(14,330)	$(11,507)	$(33,798)	$(29,573)

Net loss per share - basic and diluted	$(0.16)	$(0.18)	$(0.46)	$(0.52)

Weighted average common shares outstanding - basic and diluted	86,044	63,068	72,713	57,212

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$52,893	$34,766
Accounts receivable, net	78	133
Inventories	3,435	—
Interest receivable	6	1
Other current assets	5,450	740

Total Current Assets	61,862	35,640

Restricted cash	—	250
Property and equipment, net	4,388	3,120
Intellectual property, net	63,866	2,241
Trade names, net	6	7
In-process research and development	22,197	—
Goodwill	116,054	93,842
Other long term assets	59	11

Total Assets	$268,432	$135,111

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,394	$1,768
Accrued expenses	6,160	1,769
Notes payable - current portion	4,780	610

Total Current Liabilities	15,334	4,147
Long Term Liabilities
Contingent consideration	24,300	—
Long-term deferred tax liabilities	21,218	—
Notes payable - less current portion, net of debt discount	14,884	9,175

Total Liabilities	75,736	13,322
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2015 and December 31, 2014; 100,103,989 and 63,182,806 shares issued at September 30, 2015 and December 31, 2014, respectively; and 100,102,816 and 63,182,806 shares outstanding at September 30, 2015 and December 31, 2014, respectively	100	63
Additional paid-in capital	362,313	257,642
Accumulated deficit	(169,285)	(135,916)
Treasury stock at cost, 1,173 and 0 shares at September 30, 2015 and December 31, 2014, respectively	(3)	—
Accumulated other comprehensive loss	(429)	—

Total Stockholders’ Equity	192,696	121,789

Total Liabilities and Stockholders’ Equity	$268,432	$135,111

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of shares	Par value	Number of shares	Amount
Balance, December 31, 2014	63,183	$63	—	$—	$257,642	$(135,916)	$—	$121,789
Stock-based compensation	—	—	—	—	2,388	—	—	2,388
Issuance of common stock, net of issuance costs	20,756	21	—	—	58,274	—	—	58,295
Issuance of common stock, acquisition	15,543	15	—	—	43,662	—	—	43,677
Exercise of stock options and restricted stock	622	1	—	—	251	—	—	252
Return of common stock to pay withholding taxes on restricted stock	(1)	—	1	(3)	—	—	—	(3)
Issuance of warrants	—	—	—	—	96	—	—	96
Other comprehensive loss	—	—	—	—	—	—	(429)	(429)
Net loss	—	—	—	—	—	(33,369)	—	(33,369)

Balance, September 30, 2015	100,103	$100	1	$(3)	$362,313	$(169,285)	$(429)	$192,696

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(33,369)	$(29,573)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,391	936
Amortization of debt discount and debt issuance costs	89	57
Stock-based compensation	2,388	2,018
Loss on disposal of property and equipment	34	5
Deferred tax benefit	(99)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	133	150
Interest receivable	(5)	68
Inventories	(250)	434
Other current and long term assets	(248)	(241)
Restricted cash	250	125
Accounts payable	984	1,461
Accrued expenses	4,127	350

Net cash and cash equivalents used in operating activities	(24,575)	(24,210)

Investing Activities
Proceeds from sale and maturities of investments	—	6,191
Proceeds from sale of property and equipment	—	25
Payments for acquisition	(25,000)	—
Purchase of property and equipment	(728)	(1,626)

Net cash and cash equivalents (used in) provided by investing activities	(25,728)	4,590

Financing Activities
Payment of debt	—	(2,877)
Proceeds from issuance of common stock, net of issuance costs	58,295	52,433
Proceeds from issuance of debt, net of debt discount	9,886	4,321
Taxes paid related to net share settlement of vesting of restricted stock units	(3)	—
Proceeds from exercise of stock options and warrants	252	73

Net cash and cash equivalents provided by financing activities	68,430	53,950

Effect of exchange rate changes on cash and cash equivalents	—	—

Net increase in cash and cash equivalents	18,127	34,330
Cash and Cash Equivalents, beginning of period	34,766	10,014

Cash and Cash Equivalents, end of period	$52,893	$44,344

Supplemental Disclosure for Cash Flow Information
Interest paid	$598	$518
Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock warrants	$96	$54
Contingent consideration related to acquisition	$24,300	$—
Issuance of common stock related to acquisition	$43,677	$—

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Financial Statements

1.	Organization and Capitalization

TransEnterix, Inc. (the “Company”) is a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. The Company is focused on the development and commercialization of the SurgiBot™ System, a single-port, robotically enhanced laparoscopic surgical platform, and the commercialization of ALF-X® Surgical Robotic System (the “ALF-X System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology. The SurgiBot System has been submitted for clearance to the FDA, and is not yet available for sale in any market. The ALF-X System has been granted a CE Mark in Europe for use in Urology, General Surgery, Gynecology and Thoracic Surgery, but is not available for sale in the U.S.

The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System allows for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once inside the body. The SurgiBot System also allows for three-dimensional high definition (“3DHD”) vision technology.

The ALF-X System is a multi-port robotic surgery system which allows up to four arms to control robotic instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement. The system replicates laparoscopic motion that is familiar to experienced surgeons, and features 3DHD vision technology. The ALF-X System also offers responsible economics to hospitals by offering robotic technology with reusable instruments with minimal additional costs per surgery.

On September 3, 2013, TransEnterix Surgical, Inc. a Delaware corporation (“TransEnterix Surgical”), and SafeStitch Medical, Inc., a Delaware corporation (“SafeStitch”) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the “Merger”). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. and increased the authorized shares of common stock from 225,000,000 to 750,000,000, and authorized 25,000,000 shares of preferred stock, par value $0.01 per share. Prior to the Merger, SafeStitch was focused on developing its Gastroplasty Device for the treatment of obesity, gastroesophageal reflux disease (“GERD”) and Barrett’s Esophagus. In the second quarter of 2014, the Company ceased internal development of the Gastroplasty Device and is currently evaluating strategic alternatives for the former SafeStitch products.

On September 18, 2015, the Company entered into a Membership Interest Purchase Agreement, (the “Purchase Agreement”) with SOFAR S.p.A., (“SOFAR”) as seller, Vulcanos S.r.l. (“Vulcanos”), as the acquired company, and TransEnterix International, Inc. (“TransEnterix International”), a direct, wholly owned subsidiary of the Company which was incorporated in September 2015, as buyer. The closing of the transactions occurred on September 21, 2015 (the “Closing Date”) pursuant to which the Company acquired all of the membership interests of Vulcanos from SOFAR (the “ALF-X Acquisition”), and changed the name of Vulcanos to TransEnterix Italia S.r.l (“TransEnterix Italia”). The acquisition included all of the assets, employees and contracts related to the ALF-X System. See Note 5 for a description of the related transactions.

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and TransEnterix International and TransEnterix Italia after giving effect to the ALF-X Acquisition, the term “SafeStitch” refers to the historic business of SafeStitch Medical, Inc. prior to the Merger, and the term “TransEnterix Surgical” refers to the historic business of TransEnterix Surgical, Inc. prior to the Merger.

The Company operates in one business segment.

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; its ability to successfully integrate the ALF-X System into its business; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, Italy and other countries in which the Company intends to operate; its ability to attract and retain key management, marketing and scientific personnel; competition from new entrants; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of approximately $169.3 million as of September 30, 2015, a net loss of approximately $33.4 million for the nine months ended September 30, 2015, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc. and TransEnterix Italia. All inter-company accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 7 to 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at September 30, 2015 or December 31, 2014.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. No impairment existed at September 30, 2015 or December 31, 2014.

In-Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that are acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

Contingent Consideration

Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to business acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value in our statement of operations.

Debt Issuance Costs

The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs to interest expense over the term of the related debt agreement using the effective yield amortization method. Unamortized debt issuance costs will be charged to operations when indebtedness under the related credit facility is repaid prior to maturity.

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary, TransEnterix Italia, is its local currency. The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for a subsidiary using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations. The net gains and losses recorded in the consolidated statements of operations for the three and nine months ended September 30, 2015 were not significant.

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

Impact of Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. Our early adoption of ASU 2015-16 in the third quarter of 2015 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

Reclassifications

As a result of a recent acquisition, certain financial statement captions have been added and we have reclassified certain prior-period amounts on our Consolidated Statement of Operations to conform to the presentation for the current period. Such reclassifications have no effect on previously reported total assets, liabilities, stockholders’ equity or net loss.

As previously disclosed, in April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. Upon adoption, this guidance requires retrospective application. The Company early adopted this standard for the nine months ended September 30, 2015. Although the new guidance had no impact on the Company’s results of operations, the debt issuance costs presented as assets within the Company’s consolidated balance sheet as of December 31, 2014 of $100,000 has been reclassified as a reduction of the related debt liability.

3.	Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 2.85% for the year ending December 31, 2015. The Company incurred losses for the three and nine month periods ended September 30, 2015 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S. operations, accordingly. A full valuation allowance has been recorded related to the net deferred tax asset in that jurisdiction. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded on a preliminary basis as a component of purchase accounting as of the acquisition date. The Company is recording an income tax benefit for the quarter ended September 30, 2015 in the amount of $99,000 in connection with the Italian taxing jurisdiction. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

The Company’s effective tax rate for each of the nine month periods ended September 30, 2015 and 2014 was 0.297% and 0%, respectively. At September 30, 2015, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

4.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three and nine months ended September 30, 2015 and 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

5.	Acquisition of ALF-X Surgical Robotic System

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from SOFAR, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery known as the ALF-X System and changed the name of the acquired company from Vulcanos S.r.l. to TransEnterix Italia S.r.l.

Under the terms of the Purchase Agreement, the consideration consisted of the issuance of 15,543,413 shares of the Company’s common stock (the “Securities Consideration”) and approximately $25 million U.S. Dollars and €27.5 million Euro in cash consideration (the “Cash Consideration”). The Securities Consideration was issued in full at the closing of the ALF-X Acquisition; the Cash Consideration was or will be paid in four tranches, as follows:

(1) $25 million of the Cash Consideration was paid at closing;

(2) The second tranche of the Cash Consideration (the “Second Tranche”) of €10 million shall be payable after the achievement of both of the following milestones (i) the earlier of approval from the FDA for the ALF-X System or December 31, 2016, and (ii) the Company having cash on hand of at least $50 million, or successfully completing a financing, raising at least $50 million in gross proceeds; with payment of simple interest at a rate of 9.0% per annum between the achievement of the first milestone event and the payment date;

(3) The third tranche of the Cash Consideration (the “Third Tranche”) of €15 million shall be payable upon achievement of trailing revenues from sales or services contracts of the ALF-X System of at least €25 million over a calendar quarter; and

(4) The fourth tranche of the Cash Consideration of €2.5 million shall be payable by December 31, 2016 as reimbursement for certain debt payments made by SOFAR under an existing SOFAR loan agreement.

The Third Tranche will be payable even if the Second Tranche is not then payable. In addition, the Second Tranche and Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the ALF-X System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the ALF-X System.

Under the Purchase Agreement, 10% of the Securities Consideration is being held in escrow to support SOFAR’s representations and warranties under the Purchase Agreement. The Company and SOFAR also entered into a Security Agreement, which provides that 10% of the membership interests of TransEnterix Italia have a lien placed thereon by and in favor of SOFAR to support the Company’s representations and warranties under the Purchase Agreement. The escrow period and security interest period are each twenty-four months after the closing of the ALF-X Acquisition.

The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.

In connection with the ALF-X Acquisition, the Company also entered into a Registration Rights Agreement, dated as of September 21, 2015, with SOFAR, pursuant to which the Company agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below.

In connection with the ALF-X Acquisition, SOFAR entered into a Lock-Up Agreement with the Company pursuant to which SOFAR agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. The Lock-up Agreement provides that SOFAR may sell, transfer or convey: (i) no more than 50% of the Securities Consideration during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date; and (ii) no more than 75% of the Securities Consideration during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions.

The ALF-X Acquisition was accounted for as a business combination utilizing the methodology prescribed in ASC 805. The purchase price for the ALF-X Acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation presented herein is preliminary. The final purchase price allocation will be determined after completion of an analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following completion of the ALF-X Acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the preliminary amounts presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also change the portion of purchase price allocated to goodwill, and could impact the operating results of the Company following the acquisition due to differences in purchase price allocation, depreciation and amortization related to some of these assets and liabilities.

The ALF-X Acquisition-date fair value of the consideration is as follows (in thousands, except for per share amounts):

Common shares issued	15,543
Closing price per share	$2.81

$43,677

Cash consideration	25,000

Contingent consideration	24,300

Total consideration	$92,977

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on September 21, 2015, the date of acquisition (in thousands):

Accounts receivable	$78
Inventories	3,200
Current deferred tax asset	351
Other current assets	4,180
Property and equipment	1,384
Intellectual property	62,500
In-process research and development	22,300
Goodwill	22,315

Total assets acquired	$116,308

Accounts payable and other liabilities	1,915
Long-term deferred tax liabilities	21,416

Net assets acquired	$92,977

The Company allocated $62.5 million of the preliminary purchase price to identifiable intangible assets of intellectual property that met the separability and contractual legal criterion of ASC 805. The intellectual property will be amortized using the straight-line method over 7 years.

IPR&D is principally the estimated fair value of the ALF-X System technology which had not reached commercial technological feasibility nor had alternative future use at the time of the acquisition and therefore the Company considered IPR&D, with assigned values to be allocated among the various IPR&D assets acquired.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of TransEnterix Italia with the Company’s existing operations. The goodwill is not deductible for income tax purposes.

All legal, consulting and other costs related to the acquisition, aggregating approximately $4.0 million, have been expensed as incurred and are included in operating expenses in the Company’s consolidated statements of operations. The results of operations for TransEnterix Italia are included in the Company’s consolidated statements of operations for the period from the September 21, 2015 acquisition date to September 30, 2015. The Company has no revenues and incurred $262,000 in net losses from September 21, 2015 through September 30, 2015 associated with the operations of TransEnterix Italia.

The following unaudited pro forma information presents the combined results of operations for the three and nine months ended September 30, 2015 and 2014, as if we had completed the ALF-X Acquisitions at the beginning of fiscal 2014. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, immaterial amortization expense and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period. The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs and amortization of intellectual property.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenue	$77	$61	$77	$267
Net loss	12,597	14,575	38,058	38,869
Net loss per share	$0.13	$0.19	$0.43	$0.53

6.	Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

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

Restricted cash, consisting of a money market account used as collateral securing a letter of credit under the terms of the corporate office operating lease that commenced in 2010 and expired in April 2015, was $0 and $250,000 as of September 30, 2015 and December 31, 2014, respectively.

The Company held no investments at September 30, 2015 and December 31, 2014 as it sold all its investment securities during 2014. There were no realized gains or losses for the nine months ended September 30, 2015 or 2014.

Cash, cash equivalents and restricted cash consist of the following:

September 30, 2015
(In thousands)
(unaudited)
Cash	$874
Money market	52,019

Total cash and cash equivalents	52,893

Total restricted cash	$—

Total	$52,893

7.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include available for sale securities classified as cash equivalents and contingent consideration. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The carrying values of accounts receivable, inventories, interest receivable, accounts payable, and certain accrued expenses at September 30, 2015 and December 31, 2014, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of September 30, 2015 and December 31, 2014.

The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2015 (In thousands) (unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2015

Assets measured at fair value
Cash and Cash Equivalents	$52,893	$—	$—	$52,893

Total Assets measured at fair value	$52,893	$—	$—	$52,893

Liabilities measured at fair value
Contingent consideration	$—	$—	$24,300	$24,300

Total liabilities measured at fair value	$—	$—	$24,300	$24,300

	December 31, 2014 (In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Assets measured at fair value
Cash and Cash Equivalents	$34,766	$—	$—	$34,766
Restricted Cash	250	—	—	250

Total Assets measured at fair value	$35,016	$—	$—	$35,016

The Company’s financial liabilities consisted of contingent consideration potentially payable to SOFAR related to the ALF-X acquisition in September 2015 (Note 5). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. There was no change in the fair value of the contingent consideration from September 21, 2015, the date of the ALF-X Acquisition, to September 30, 2015.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 as of September 30, 2015:

	Fair Value at September 30, 2015 (In thousands)		Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	$24,300	Probability weighted income approach	Milestone dates	2016 to 2017
			Discount rate Probability of occurrence	7.5% to 9.0% 100%

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the nine months ended September 30, 2015:

September 30, 2015
(In thousands)
(unaudited)
Beginning balance	$—
Additions	24,300
Change in fair value	—

Ending balance	$24,300

8.	Inventories

The components of inventories are as follows:

September 30, 2015
(In thousands)
(unaudited)
Finished goods	$3,185
Raw materials	250

Ending balance	$3,435

9.	Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill has been recorded in connection with the Merger, as discussed in Note 15, and the ALF-X Acquisition, as discussed in Note 5. The carrying value of goodwill and the change in the balance for the nine months ended September 30, 2015 is as follows:

September 30, 2015
(In thousands)
(unaudited)
Beginning balance	$93,842
Additions	22,315
Foreign currency translation impact	(103)

Ending balance	$116,054

The Company has no accumulated impairment losses on goodwill.

In-Process Research and Development

As described in Note 5, on September 21, 2015, the Company acquired all of the assets related to the ALF-X System and recorded $22.3 million of IPR&D. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 50% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended September 30, 2015 is as follows:

September 30, 2015
(In thousands)
(unaudited)
Beginning balance	$—
Additions	22,300
Foreign currency translation impact	(103)

Ending balance	$22,197

Intellectual Property

As described in Note 5, on September 21, 2015, the Company acquired all of the assets related to the ALF-X System and recorded $62.5 million of intellectual property. The estimated fair value of the intellectual property was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 45% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s intellectual property and the change in the balance for the nine months ended September 30, 2015 is as follows:

September 30, 2015
(In thousands)
(unaudited)
Beginning balance	$5,000
Additions	62,500
Foreign currency translation impact	(286)

Ending balance	67,214
Amortization of intellectual property	(3,348)

Total intellectual property	$63,866

10.	Accrued Expenses

The following table presents the components of accrued expenses:

	September 30, 2015	December 31, 2014
	(In thousands)
	(unaudited)
Taxes and other assessments	$3,023	$189
Compensation and benefits	1,713	1,036
Legal and professional fees	594	145
Consulting and other vendors	324	208
Interest and final payment fee	220	131
Deferred rent	230	46
Other	56	14

Total accrued expenses	$6,160	$1,769

11.	Related-Person Transactions

Synecor, LLC and its shareholders and officers collectively owned approximately 6% and 9% of the Company’s common stock at September 30, 2015 and 2014, respectively. Various research and development services are purchased from Synecor LLC and its wholly owned subsidiary Synchrony Labs LLC pursuant to arms’ length terms approved by the Audit Committee and totaled approximately $434,000 and $15,000 for the nine months ended September 30, 2015 and 2014, respectively.

12.	Notes Payable

On January 17, 2012, TransEnterix Surgical entered into a loan and security agreement with Silicon Valley Bank and Oxford Finance LLC (the “Lenders”). The terms of the Original Loan Agreement provided for two term loans in aggregate of $10,000,000 comprised of a $4,000,000 term loan and a $6,000,000 term loan. In connection with the Merger, the Company assumed and became the borrower under TransEnterix Surgical’s Original Loan Agreement, and agreed to amendments to the Original Loan Agreement, dated as of September 3, 2013 and October 31, 2013, respectively. The Original Loan Agreement had a maturity date of January 1, 2016 and a fixed interest rate of 8.75% per annum. As of September 26, 2014, the outstanding principal amount of the Original Loan Agreement was $5,604,000.

On September 26, 2014, the Company entered into the Amended and Restated Loan Agreement with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders agreed to make certain term loans (the “Amended and Restated Term Loans”) in an aggregate principal amount of up to $25,000,000. The first tranche of the Amended and Restated Term Loans increased the Company’s borrowings at September 26, 2014 from $5,604,000 to $10,000,000. The Amended and Restated Term Loans allowed for interest-only payment at 7.5% per annum through October 31, 2015 and a maturity date of April 1, 2018.

On August 14, 2015, the Company entered into the First Amendment to the Amended and Restated Loan Agreement (the “First Amendment”) with the Lenders. The first tranche of the First Amendment increased the Company’s borrowings at August 14, 2015 from $10,000,000 to $20,000,000. A second tranche of $10,000,000, is available to the Company upon recognition of at least $10,000,000 of trailing six-month revenues from the SurgiBot System and SurgiBot-related products no later than March 31, 2017. The First Amendment allowed for interest-only payments at 7.5% per annum through April 30, 2016 and a maturity date of October 1, 2018.

On September 18, 2015, in connection with entry into the Purchase Agreement with SOFAR S.p.A. (see Note 5 for a description of the related transactions), the Company and the Lenders entered into the Consent and Second Amendment to Amended and Restated Loan Agreement (the “Second Amendment”). The Second Amendment modified the period in which the Company can make interest-only payments at 7.5% per annum on the term loans until January 31, 2016. The interest-only period could be extended to July 1, 2016 if the Company completes an offering of its equity securities above $40,000,000 prior to January 31, 2016. The interest-only period could be further extended to January 1, 2017 upon obtaining 510(k) clearance from the FDA on its SurgiBot System by June 30, 2016. The Second Amendment has a maturity date of July 1, 2018 without the interest-only extensions, December 1, 2018 with the first interest-only extension, and June 1, 2019 with both interest-only extensions.

In connection with the entry into the loan agreements, the Company became obligated to pay final payment and facility fees. The final payment fee obligation paid under the Original Loan Agreement at 3.33% was $333,000 and the facility fee payment was $75,000. The final payment fee obligation paid under the Amended and Restated Loan Agreement at 5.45% was $165,920 and the facility fee was $90,000. The facility fee paid under the First Amendment was $90,000. The final payment fee obligation payable under the Second Amendment is 6.5% of the original principal amount of each term loan without the interest only extension and 8.0% with both interest-only extensions.

In addition, in connection with the borrowings, the Company issued warrants to the Lenders to purchase shares of the Company’s common stock amounting to 279,588 warrants under the Original Loan Agreement, 38,324 warrants under the Amended and Restated Loan Agreement and 112,903 under the First Amendment. Additional warrants will be issued if additional tranche term loans are made. The warrants expire seven years from their respective issue date.

The Amended and Restated Loan Agreement, as amended, is secured by a security interest in all assets of the Company and its current and future U.S. subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The Amended and Restated Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.

Further, under the Second Amendment, the Lenders consented to the formation of TransEnterix International, the entry of the Company into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. The Company agreed to pledge 100% of the common stock of the TransEnterix International as additional security for the borrowings under the Amended and Restated Loan Agreement, as amended. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the Amended and Restated Loan Agreement.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that the debt refinancing on September 26, 2014, was considered to be a debt modification. Accordingly, the Company recorded approximately $129,000 of debt discount, consisting of the $75,000 facility fee and the relative fair value of warrants on the issue date of $54,000. Additionally, approximately $30,000 of legal fees were recorded as deferred financing costs. The debt discount and deferred financing costs will be amortized over the life of the new debt agreement using the effective interest method into Interest expense, net.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that the debt refinancings on August 14, 2015 and September 18, 2015 were considered to be debt modifications. Additionally, during the third quarter of 2015, the Company adopted ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Accordingly, the Company reclassified its previously recorded net debt issuance costs to a debt discount liability and recorded approximately $210,000 of additional debt discount, consisting of the $90,000 facility fee, the relative fair value of warrants on the issue date of approximately $97,000 and approximate legal fees of $23,000, for these two amendments. In accordance with ASU 2015-03, this adopted guidance was applied retrospectively. The December 31, 2014 balance sheet was adjusted by reducing Other current assets by $49,000, Other long term assets by $51,000, and the Notes payable- less current portion, net of debt discount by $100,000. The debt discount will be amortized over the life of the new debt agreement using the effective interest method into Interest expense, net.

As of September 30, 2015 future principal payments under the Company’s notes payable agreements are as follows:

Years ending December 31, (In thousands)
2016	$6,903
2017	8,090
2018	5,007

Total	$20,000

13. Warrants

On August 14, 2015, in connection with the First Amendment and the first tranche borrowings, the Company issued 112,903 common stock warrants to the Lenders to purchase shares of the Company’s common stock, with an exercise price of $3.10 per share. Additional common stock warrants will be issued if additional tranche term loans are made under the Amended and Restated Loan Agreement, as amended. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the note. None of these warrants were exercised during the nine months ended September 30, 2015.

14. Controlled Equity Offering and Public Offering of Common Stock

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

On February 20, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $25.0 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

Nine Months Ended
September 30, 2015 (Unaudited)
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

15. Closing of 2013 Merger and Financing Transaction

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

Concurrent with the closing of the Merger, and in accordance with the terms of the Securities Purchase Agreement, the Company consummated a private placement (the “Private Placement”) transaction in which it issued and sold shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) to provide funding to support the Company’s operations following the Merger. The Private Placement was done pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), the majority of which were considered related parties as existing investors in SafeStitch or TransEnterix Surgical. Under the Securities Purchase Agreement, the Company issued 7,544,704.4 shares of Series B Preferred Stock, each share of which is convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain Bridge Notes of TransEnterix Surgical or a combination thereof. Pursuant to the Securities Purchase Agreement, the Company issued and sold an additional 25,000 shares of Series B Preferred Stock within the period provided in the Securities Purchase Agreement resulting in gross proceeds to the Company of approximately $100,000. Each share of Series B Preferred Stock was converted into two shares of our common stock, par value $0.001 per share, on December 6, 2013.

In connection with the Merger Agreement and the September 2013 private placement, certain of SafeStitch’s and TransEnterix Surgical’s former stockholders, comprising approximately 93% of our stock on the effective date of the Merger, entered into Lock-up and Voting Agreements, pursuant to which such persons agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Company’s securities held by them (collectively, “Covered Securities”) for one year following the September 3, 2013 closing date (the “Merger Closing Date”). The Lock-up and Voting Agreements provide that such persons may sell, transfer or convey: (i) up to 50% of their respective Covered Securities during the period commencing on the one-year anniversary of the Merger Closing Date and ending on the eighteen-month anniversary of the Merger Closing Date; and (ii) up to an aggregate of 75% of their respective Covered Securities during the period commencing on the eighteen-month anniversary of the Merger Closing Date and ending on the two-year anniversary of the Merger Closing Date. The restrictions on transfer contained in the Lock-up and Voting Agreements ceased to apply to the Covered Securities on September 3, 2015.

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

The results of operations of SafeStitch have been included in the Company’s consolidated financial statements from the date of the Merger.

16.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 5, in September 2015, the Company completed the ALF-X Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. The maximum amount of the aggregate milestone payments could be €27.5 million. As of September 30, 2015, the fair value of the contingent consideration was $24.3 million.

License and Supply Agreements

As discussed in Note 5, in September 2015, the Company completed the ALF-X Acquisition. As part of this transaction, the Company assumed certain license and supply agreements. Commitments under these agreements amount to approximately $250,000 in 2015, $850,000 in 2016, $950,000 in 2017, $675,000 in 2018 and $3.4 million thereafter until termination in 2027.

17.	Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 57% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2015. The remaining assets are mostly located in Europe and are primarily related to the Company’s ALF-X facility in Italy, and include goodwill, intellectual property, in-process research and development and inventory of $115.6 million at September 30, 2015, associated with the ALF-X Acquisition in September 2015. Total assets outside of the U.S. excluding goodwill amounted to 35% of total consolidated assets at September 30, 2015. There were no international sales (sales outside the U.S.) during the nine months ended September 30, 2015 and 2014, respectively.

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

Overview

We are a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. The company is focused on the development and commercialization of the SurgiBot™ System, a single-port, robotically enhanced laparoscopic surgical platform, and the commercialization of ALF-X® Surgical Robotic System (“ALF-X System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology. The SurgiBot System has been submitted for clearance to the FDA, and is not yet available for sale in any market. The ALF-X System has been granted a CE Mark in Europe for use in Urology, General Surgery, Gynecology and Thoracic Surgery, but is not available for sale in the U.S.

The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System allows for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once inside the body. The SurgiBot System also allows for three-dimensional high definition (“3DHD”) vision technology.

The ALF-X System is a multi-port robotic surgery system which allows up to four arms to control robotic instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement. The system replicates laparoscopic motion that is familiar to experienced surgeons, and features 3DHD vision technology. The ALF-X System also offers responsible economics to hospitals by offering robotic technology with reusable instruments with minimal additional costs per surgery.

We believe that future advancements in robotic surgery will leverage three growth drivers: (1) build on the success of laparoscopy while addressing limitations; (2) develop innovative technology that addresses trade-offs; and (3) provide a compelling economic value to hospitals. The SurgiBot System and the ALF-X System are designed to meet those needs, and help expand robotic surgery to a broad base of patients and hospitals across diverse markets.

Our strategy is to focus our resources on the development and commercialization of the SurgiBot System, and the commercialization the ALF-X System. On June 1, 2015, we submitted our 510(k) application to the FDA for the SurgiBot System.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital.

Since inception, we have been unprofitable. As of September 30, 2015, we had an accumulated deficit of approximately $169.3 million.

We expect to continue to invest in research and development and related clinical studies, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

We operate in one business segment.

Recent Events - Acquisition of ALF-X Surgical Robotic System

On September 18, 2015, we entered into a Membership Interest Purchase Agreement, (the “Purchase Agreement”) with SOFAR S.p.A., (“SOFAR”), Vulcanos S.r.l. (“Vulcanos”), as the acquired company, and TransEnterix International, Inc. (“TransEnterix International”), a wholly owned subsidiary of the Company, as the buyer. The closing of the transactions occurred on September 21, 2015 (the “Closing Date”) pursuant to which we acquired all of the membership interests of Vulcanos from SOFAR, and changed the name of Vulcanos to TransEnterix Italia S.r.l (“TransEnterix Italia”). The acquisition included all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery known as the ALF-X System.

        Under the terms of the Purchase Agreement, the consideration consisted of the issuance of 15,543,413 shares of our common stock (the “Securities Consideration”) and approximately $25 million U.S. Dollars and €27.5 million Euro in cash consideration (the “Cash Consideration”). The Securities Consideration was issued in full at the closing of the ALF-X Acquisition; the Cash Consideration was or will be paid in four tranches, as follows:

(1) $25 million of the Cash Consideration was paid at closing;

(2) The second tranche of the Cash Consideration (the “Second Tranche”) of €10 million shall be payable after the achievement of both of the following milestones (i) the earlier of approval from the FDA for the ALF-X System or December 31, 2016, and (ii) the Company having cash on hand of at least $50 million, or successfully completing a financing, raising at least $50 million in gross proceeds; with payment of simple interest at a rate of 9.0% per annum between the achievement of the first milestone event and the payment date;

(3) The third tranche of the Cash Consideration (the “Third Tranche”) of €15 million shall be payable upon achievement of trailing revenues from sales or services contracts of the ALF-X System of at least €25 million over a calendar quarter; and

(4) The fourth tranche of the Cash Consideration of €2.5 million shall be payable by December 31, 2016 as reimbursement for certain debt payments made by SOFAR under an existing SOFAR loan agreement.

The Third Tranche will be payable even if the Second Tranche is not then payable. In addition, the Second Tranche and Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the ALF-X System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the ALF-X System.

Under the Purchase Agreement, 10% of the Securities Consideration is being held in escrow to support SOFAR’s representations and warranties under the Purchase Agreement. The Company and SOFAR also entered into a Security Agreement, which provides that 10% of the membership interests of TransEnterix Italia have a lien placed thereon by and in favor of SOFAR to support the Company’s representations and warranties under the Purchase Agreement. The escrow period and security interest period are each twenty-four months after the closing of the ALF-X Acquisition.

The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.

In connection with the ALF-X Acquisition, we also entered into a Registration Rights Agreement, dated as of September 21, 2015, with SOFAR, pursuant to which we agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below.

In connection with the ALF-X Acquisition, SOFAR entered into a Lock-Up Agreement with the Company pursuant to which SOFAR agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. The Lock-up Agreement provides that SOFAR may sell, transfer or convey: (i) no more than 50% of the Securities Consideration during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date; and (ii) no more than 75% of the Securities Consideration during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions.

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

On February 20, 2015, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we can sell through Cantor, from time to time, up to $25 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to the November 2014 Shelf Registration Statement. We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the Sales Agreement for the periods indicated (in thousands, except per share amounts):

Nine Months Ended September 30, 2015 (Unaudited)
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

In connection with this public offering, our common stock was eligible to be listed on the NYSE MKT and began trading on such exchange on April 15, 2014.

Results of Operations

Our results of operations include the acquired SafeStitch operations from the Merger date, September 3, 2013, forward and the results of TransEnterix Italia from the acquisition date of September 21, 2015, forward.

Revenue

We derived sales in the past from our manual SPIDER System and other distributed products through limited direct sales in the United States and international distributors. We discontinued sales of the SPIDER System on December 31, 2014. The Company recorded revenue when persuasive evidence of an arrangement existed, delivery occurred which is typically at shipping point, the fee was fixed or determinable and collectability was reasonably assured. Shipping and handling costs billed to customers were included in revenue. We anticipate initiating our first commercial sale of the ALF-X System in Europe in the first quarter of 2016, and the first commercial sale of the SurgiBot system in the second quarter of 2016. However, we cannot give any assurance that the FDA will grant regulatory clearance for the SurgiBot System, nor can we give any assurance that the SurgiBot System, the ALF-X System or any of our other products will be successfully commercialized.

Cost of Goods Sold

Cost of goods sold consisted of materials, labor and overhead incurred internally to produce our products and the impairment and write off of excess and obsolete inventory. Shipping and handling costs incurred by the Company were included in cost of goods sold. As we transition to the commercial phase, our cost of goods sold will include under-absorbed overhead in advance of our first commercial sales.

Research and Development

Research and development (“R&D”) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to remain consistent or be modestly higher as we continue to invest in basic research, preclinical studies, product development and intellectual property supporting the evolution of our ALF-X System and SurgiBot System. R&D expenses are expensed as incurred.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing studies and consulting expenses. In 2015, we expect sales and marketing expenses to increase modestly as we begin the early stages of commercialization. We expect sales and marketing expenses to increase significantly in 2016 in support of our anticipated ALF-X System and SurgiBot System commercialization. We cannot assure you that the SurgiBot System will be cleared by the FDA, or that we will meet our anticipated product launch targets in 2016.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. In future periods, we expect general and administrative expenses to increase to support our sales, marketing, research and development efforts.

Acquisition Related Costs

Acquisition related costs are primarily composed of legal, accounting, filing, registration tax and other professional fees related to the acquisition.

Other Expense, Net

Other expense is primarily composed of interest expense on notes payable.

Comparison of the Three Months Ended September 30, 2015 and 2014

Sales for the three months ended September 30, 2015 decreased to $0 compared to $61,000 for the three months ended September 30, 2014. The $61,000 decrease was primarily the result of our decision to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014. We discontinued sales of the SPIDER System on December 31, 2014.

Cost of goods sold for the three months ended September 30, 2015 decreased to $0 as compared to $202,000 for the three months ended September 30, 2014. The $202,000 decrease was primarily the result of discontinued sales of the SPIDER System on December 31, 2014.

R&D expenses for the three months ended September 30, 2015 decreased to $7.1 million as compared to $9.1 million for the three months ended September 30, 2014. The $2.0 million decrease resulted primarily from decreased contract engineering services, consulting and other outside services of $1.4 million related primarily to product development of our SurgiBot System and decreased supplies of $0.6 million.

Sales and marketing expenses for the three months ended September 30, 2015 decreased to $413,000 compared to $456,000 for the three months ended September 30, 2014. The $43,000 decrease was primarily related to lower stock compensation costs of $18,000 and reduced expenditures for other marketing expenses of $25,000.

General and administrative expenses for the three months ended September 30, 2015 increased to $1.8 million compared to $1.5 million for the three months ended September 30, 2014. The $0.3 million increase was primarily due to increased personnel related expenses of $0.2 million, increased stock compensation costs of $0.1 million, increased other costs of $0.1 million, offset by decreased consulting costs of $0.1 million.

In connection with the acquisition of the ALF-X System, we incurred $4.0 million in acquisition-related expenses in 2015.

Interest expense for the three months ended September 30, 2015 increased to $436,000 compared to $237,000 for the three months ended September 30, 2014 as a result of additional term loans of $4.4 million in September 2014 and $10 million in August 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Sales for the nine months ended September 30, 2015 decreased to $0 compared to $267,000 for the nine months ended September 30, 2014. The $267,000 decrease was primarily the result of our decision to focus resources on the SurgiBot System development and therefore away from continued investment in sales and marketing of the SPIDER System. The SPIDER System remained on the market for existing customers through December 31, 2014. We discontinued sales of the SPIDER System on December 31, 2014.

Cost of goods sold for the nine months ended September 30, 2015 decreased to $0 as compared to $660,000 for the nine months ended September 30, 2014. The $660,000 decrease was primarily the result of discontinued sales of the SPIDER System on December 31, 2014.

R&D expenses for the nine months ended September 30, 2015 decreased to $21.1 million as compared to $22.0 million for the nine months ended September 30, 2014. The $0.9 million decrease resulted primarily from decreased supplies expense of $1.8 million, decreased contract engineering services, consulting and other outside services of $0.5 million related primarily to product development of our SurgiBot System, offset by increased preclinical lab expenses of $0.8 million, increased personnel related expenses of $0.2 million, and increased other costs of $0.4 million.

Sales and marketing expenses for the nine months ended September 30, 2015 decreased to $1.2 million compared to $1.3 million for the nine months ended September 30, 2014. The $0.1 million decrease was primarily related to lower personnel-related costs of $58,000 and decreased travel-related expenses of $42,000.

General and administrative expenses for the nine months ended September 30, 2015 increased to $5.6 million compared to $4.8 million for the nine months ended September 30, 2014. The $0.8 million increase was primarily due to increased stock compensation costs of $0.6 million, increased personnel related expenses of $0.3 million, increased consulting costs of $0.1 million, offset by decreased public company costs of $0.1 million and decreased other costs of $0.1 million.

In connection with the acquisition of the ALF-X System, we incurred $4.0 million in acquisition related expenses in 2015.

Interest expense for the nine months ended September 30, 2015 increased to $997,000 compared to $764,000 for the nine months ended September 30, 2014 as a result of additional term loans of $4.4 million in September 2014 and $10 million in August 2015.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of September 30, 2015, we had an accumulated deficit of $169.3 million and have not generated significant revenue or positive cash flows from operations. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the years ended December 31, 2014 and 2013 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash have been proceeds from common and preferred stock offerings, incurrence of debt and the sale of equity securities held as investments.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure for the ALF-X System outside the U.S., fund milestone payments related to the ALF-X System acquisition, increase our inventory levels for the ALF-X System and SurgiBot System, fund product development, prepare for commercial launch of the SurgiBot System in the U.S., and to provide for general working capital needs. Through September 30, 2015, we have funded our operations principally from proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments. We do not expect existing cash balances will be sufficient to fund our operations and satisfy our other anticipated cash requirements for the next 12 months.

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

On February 20, 2015, we entered into the Sales Agreement with Cantor, as sales agent, pursuant to which we can sell through Cantor, from time to time, up to $25.0 million in shares of common stock in an at-the-market offering. We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. We sold 2,014,274 shares of common stock at an average price per share of $3.25. Net proceeds after issuance costs were $6.1 million. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. All sales of shares have been and will continue to be made pursuant to the effective November 2014 Shelf Registration Statement.

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

As of September 30, 2015, we had the ability to raise an additional $43.6 million from the January 2014 Shelf Registration Statement.

In connection with our public offering in April 2014, our common stock was eligible to be listed on the NYSE MKT and began trading on such exchange on April 15, 2014.

At September 30, 2015, we had cash and cash equivalents of approximately $52.9 million. Our cash and cash equivalents increased by approximately $18.1 million during the nine months ended September 30, 2015, primarily as a result of proceeds from the issuance of common stock, net of issuance costs, of $58.3 million, proceeds from the incurrence of debt of $9.9 million and proceeds from the exercise of options of $252,000, offset by net cash used in operating activities of $24.6 million, payment of $25.0 million in connection with the acquisition of the ALF-X System and purchases of property and equipment of $728,000.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.6 million during the nine months ended September 30, 2015. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and amortization and stock-based compensation, plus the net change in operating assets and liabilities for the nine months ended September 30, 2015, which consisted primarily of increases in accrued expenses, accounts payable, inventories and other current and long term assets and decreases in restricted cash and accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $25.7 million during the nine months ended September 30, 2015. This amount reflected cash payments related to the acquisition of the ALF-X System of $25.0 million and payments for the purchases of property and equipment of $728,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 of $68.4 million was primarily related to proceeds from the issuance of common stock, net of issuance costs, of $58.3 million, proceeds from the incurrence of debt of $9.9 million and proceeds from the exercise of options of $252,000.

Operating Capital and Capital Expenditure Requirements

We expect existing cash balances will not be sufficient to fund our operations and satisfy our other anticipated cash requirements for at least the next 12 months. Following the closing of the public offerings (including the option), we currently have the ability to raise an additional $80.9 million from the January 2014 and November 2014 Shelf Registration Statements. The timing and terms of any additional financing transactions, whether pursuant to the Shelf Registration Statements or otherwise, have not yet been determined. We intend to spend substantial amounts on sales and marketing, research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, current and additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we may be required to reduce the scope of our planned product development and marketing efforts or may need to pursue a plan to license or sell our assets, or cease operations.

On September 21, 2015, we completed the strategic acquisition from SOFAR S.p.A., of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery known as the ALF-X System. Under the terms of the Purchase Agreement, the Securities Consideration consisted of the issuance of 15,543,413 shares of the Company’s common stock and approximately $25 million U.S. Dollars and €27.5 million Euro in Cash Consideration. The Securities Consideration was issued in full at the closing of the ALF-X Acquisition; the Cash Consideration was or will be paid in four tranches, as follows:

(1) $25 million of the Cash Consideration was paid at closing;

(2) The Second Tranche of €10.0 million shall be payable after the achievement of both of the following milestones (i) the earlier of approval from the FDA for the ALF-X System or December 31, 2016, and (ii) the Company having cash on hand of at least $50.0 million, or successfully completing a financing, raising at least $50 million in gross proceeds; with payment of simple interest at a rate of 9.0% per annum between the achievement of the first milestone event and the payment date;

(3) The Third Tranche of €15.0 million shall be payable upon achievement of trailing revenues from sales or services contracts of the ALF-X System of at least €25.0 million over a calendar quarter; and

(4) The fourth tranche of €2.5 million shall be payable by December 31, 2016 as reimbursement for certain debt payments made by SOFAR under an existing SOFAR loan agreement.

On January 17, 2012, we entered into a loan and security agreement with the Lenders. The terms of the Original Loan Agreement provided for two term loans in aggregate of $10.0 million comprised of a $4.0 million term loan and a $6.0 million term loan. In connection with the Merger, we assumed and became the borrower under TransEnterix Surgical’s Original Loan Agreement, and agreed to amendments to the Original Loan Agreement, dated as of September 3, 2013 and October 31, 2013, respectively. The Original Loan Agreement had a maturity date of January 1, 2016 and a fixed interest rate of 8.75% per annum. As of September 26, 2014, the outstanding principal amount of the Original Loan Agreement was $5.6 million.

On September 26, 2014, we entered into the Amended and Restated Loan Agreement with the Lenders. Under the Amended and Restated Loan Agreement, the Lenders agreed to make certain Amended and Restated Term Loans in an aggregate principal amount of up to $25.0 million. The first tranche of the Amended and Restated Term Loans increased our borrowings at September 26, 2014 from $5.6 million to $10.0 million. The Amended and Restated Term Loans allowed for interest-only payment at 7.5% per annum through October 31, 2015 and a maturity date of April 1, 2018.

On August 14, 2015, we entered into the First Amendment to the Amended and Restated Loan Agreement with the Lenders. The first tranche of the First Amendment increased our borrowings at August 14, 2015 from $10.0 million to $20.0 million. A second tranche of $10.0 million, is available to us upon recognition of at least $10.0 million of trailing six-month revenues from the SurgiBot System and SurgiBot-related products no later than March 31, 2017. The First Amendment allowed for interest-only payments at 7.5% per annum through April 30, 2016 and a maturity date of October 1, 2018.

On September 18, 2015, in connection with entry into the Purchase Agreement with SOFAR S.p.A., we and the Lenders entered into the Consent and Second Amendment to Amended and Restated Loan Agreement. The Second Amendment modified the period in which we can make interest-only payments at 7.5% per annum on the term loans until January 31, 2016. The interest-only period could be extended to July 1, 2016 if we complete an offering of our equity securities above $40.0 million prior to January 31, 2016. The interest-only period could be further extended to January 1, 2017 upon obtaining 510(k) clearance from the FDA on our SurgiBot System by June 30, 2016. The Second Amendment has a maturity date of July 1, 2018 without the interest-only extensions, December 1, 2018 with the first interest-only extension, and June 1, 2019 with both interest-only extensions.

In connection with the entry into the loan agreements, we became obligated to pay final payment and facility fees. The final payment fee obligation paid under the Original Loan Agreement at 3.33% was $333,000 and the facility fee payment was $75,000. The final payment fee obligation paid under the Amended and Restated Loan Agreement at 5.45% was $165,920 and the facility fee was $90,000. The facility fee paid under the First Amendment was $90,000. The final payment fee obligation payable under the Second Amendment is 6.5% of the original principal amount of each term loan without the interest only extension and 8.0% with both interest-only extensions.

In addition, in connection with the borrowings, we issued warrants to the Lenders to purchase shares of our common stock amounting to 279,588 warrants under the Original Loan Agreement, 38,324 warrants under the Amended and Restated Loan Agreement and 112,903 under the First Amendment. Additional warrants will be issued if additional tranche term loans are made. The warrants expire seven years from their respective issue date.

The Amended and Restated Loan Agreement, as amended, is secured by a security interest in all assets of the Company and its current and future U.S. subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The Amended and Restated Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict our ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.

Further, under the Second Amendment, the Lenders consented to the formation of TransEnterix International, the entry of the Company into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. We agreed to pledge 100% of the common stock of the TransEnterix International as additional security for the borrowings under the Amended and Restated Loan Agreement, as amended. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the Amended and Restated Loan Agreement.

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

On September 3, 2013, we consummated a Private Placement transaction in which we issued and sold shares of our Series B Preferred Stock to finance our operations following the Merger. The Private Placement was done pursuant to a Securities Purchase Agreement with accredited Investors, the majority of which were considered related parties as existing investors in SafeStitch and TransEnterix Surgical, pursuant to which the Investors agreed to purchase an aggregate of 7,544,704.4 shares of the Series B Preferred Stock, each share of which was convertible, subject to certain conditions, into two shares of common stock, for a purchase price of $4.00 per share of Series B Preferred Stock, which was paid in cash, cancellation of certain indebtedness of TransEnterix Surgical or a combination thereof. In accordance with the Securities Purchase Agreement, we issued and sold an additional 25,000 shares of Series B Preferred Stock on September 17, 2013. Proceeds from the issuance of the Series B Preferred Stock, net of issuance costs, were $28.2 million.

During August 2013, TransEnterix Surgical issued Bridge Notes in the aggregate principal amount of $2.0 million. The Bridge Notes bore interest at a rate of 8% per annum. The Bridge Notes were not secured by any collateral and were subordinated in right of payment to the term loan evidenced by the loan and security agreement between TransEnterix Surgical, Inc. and the Lenders. The Bridge Notes were converted into the Company’s Series B Preferred Stock at the effective time of the Merger.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2014 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Long-term debt obligations	$24.4	$1.0	$23.4	$—
Contractual obligations	6.1	0.2	2.5	3.4
Operating leases	1.8	0.3	1.5	—

Total contractual obligations	$32.3	$1.5	$27.4	$3.4

Long-term debt obligations include future payments under the First and Second Amendment to the Amended and Restated Loan Agreement.

Contractual obligations represent future cash commitments and expected liabilities under agreements with third parties for licenses and supplies.

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

In September 2015, we completed the ALF-X acquisition. Contingent future cash consideration under this agreement is up to €27.5 million, based on certain tranches. The above table does not reflect these payments, as the timing and amount is indeterminate at this time. As of September 30, 2015, the fair value of the contingent consideration was approximately $24.3 million and is reflected on our consolidated balance sheet.

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

Goodwill

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

Intellectual Property and Long-Lived Assets

Intellectual property consists of purchased patent rights and developed research and development acquired as part of a business combination. Amortization is recorded using the straight-line method over the estimated useful life of seven to ten years. We review our long-lived assets including purchased intellectual property, developed research and development and property and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of our long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. Our estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future, resulting in a reduction to the carrying amount of long-lived assets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Risks related to the recent acquisition of the ALF-X System business.

We may fail to realize some or all of the anticipated benefits of the acquisition of the ALF-X technology, which may adversely affect the value of our common stock.

Our ability to successfully integrate the business of our Italian subsidiary, TransEnterix Italia, which relates to the manufacture, development and commercialization of the ALF-X System with our existing business will depend, in part, on our ability to realize the anticipated benefits and cost savings from the expanded market opportunity presented by the acquisition of the technology and the establishment of international operations. To realize these anticipated benefits and cost savings, we must successfully integrate TransEnterix Italia with our other operations and combine our respective operations, technologies and personnel, which is particularly challenging given the geographic and cultural differences between the personnel and facilities based in North Carolina and Italy. If we are not able to achieve these objectives within a reasonable time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected.

In addition, the overall integration of the businesses is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our operations. Further, it is possible that the integration process could adversely affect our ability to maintain the pace of our SurgiBot System research and development operations, result in the loss of key employees and other senior management, or to otherwise achieve the anticipated benefits of the acquisition.

Risks in integrating TransEnterix Italia into our operations in order to realize the anticipated benefits of the acquisition include, among other factors:

•	coordinating research and development activities to enhance the commercialization of newly acquired technology;

•	incorporating acquired technologies or products with our existing product lines;

•	incurring higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;

•	failing to successfully integrate and harmonize financial reporting and information technology systems of the two companies;

•	retaining each company’s relationships with its customers, suppliers and partners;

•	retaining and integrating key employees;

•	managing the increased scope, geographic diversity and complexity of our operations;

•	managing the diversion of management’s attention from business matters to integration issues; and

•	complying with regulatory and business requirements both globally and in the U.S.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the ALF-X System business into our business, or to realize the anticipated benefits of the integration. Even if integration is successful, anticipated benefits and synergies may not be achieved. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of our common stock.

The attention of our senior management could be distracted by the activities to integrate TransEnterix Italia into the TransEnterix business.

We have a small management team, and have recruited a number of executives to assist in the commercialization of the ALF-X System business. Factors that could distract management’s attention from the core business of TransEnterix include integration of our financial reporting and information services, attention to the changes in the business as we adapt the TransEnterix Italia business to our U.S. publicly traded business model, integration of new executives into the management team and coordination and integration of our fundamental business. Any inability to successfully meet these challenges could have a material adverse effect on our business and results of operations.

Our global operations expose us to additional risks and challenges associated with conducting business internationally.

The international expansion of our business through the addition of an Italian subsidiary may expose us to risks inherent in conducting foreign operations. These risks include:

•	challenges associated with managing geographically diverse operations, which require an effective organizational structure and appropriate business processes, procedures and controls;

•	the increased cost of doing business in foreign jurisdictions, including compliance with international and U.S. laws and regulations that apply to our international operations;

•	currency exchange and interest rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions, if we chose to do so in the future;

•	potentially adverse tax consequences;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	compliance with additional regulations and government authorities in a highly regulated business; and

•	general economic and political conditions in Italy.

The risks that the Company faces in its international operations may continue to intensify as the Company further develops and expands its international operations.

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

We are a medical device company with a limited operating history. We are not profitable and have incurred losses since our inception. Substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the nine months ended September 30, 2015 was $33.4 million, and our accumulated deficit as of September 30, 2015 was $169.3 million. We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will not be sufficient to meet our anticipated cash needs for the next 12 months.

We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products and product candidates. If our products fail in development or do not gain regulatory clearance or approval, or if our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that, if needed, we will seek capital from other sources, such as equity offerings. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern beyond the next 12 months. We have filed shelf registration statements which have been declared effective by the Securities and Exchange Commission (“SEC”). As of September 30, 2015, we had $80.9 million available for future financings. However, we cannot assure you that we will be successful in obtaining such additional financing on terms acceptable to the Company or at all.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

The net proceeds of recent financings, including the public offering of our common stock completed in June 2015, will not be sufficient to support development of our products and product candidates and provide us with the necessary resources to commercialize these products and product candidates. While we are currently focused on our SurgiBot System product in development and the recently acquired ALF-X System, we intend to advance multiple additional products through clinical and pre-clinical development in the future. We will need to raise substantial additional capital in order to continue our operations and achieve our business’ objectives.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs of our SurgiBot System and ALF-X System development activities;

•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory clearances and approvals for both SurgiBot System and the ALF-X System;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs associated with the expansion of our manufacturing capabilities;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products and technologies;

•	the economic and other terms and timing of our existing licensing arrangement and any collaboration, licensing or other arrangements into which we may enter in the future;

•	our need and ability to hire additional management, scientific, medical and sales and marketing personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, quality systems and information technology systems; and

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio.

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

We are highly dependent on the success of the SurgiBot System and the ALF-X System, and we cannot give any assurance that these products will receive regulatory clearance in the U.S. or that they or future products will be successfully commercialized.

We are highly dependent on the success of our products, especially the SurgiBot System and the ALF-X System. We cannot give any assurance that the FDA will grant regulatory clearance for the SurgiBot System or the ALF-X System, nor can we give any assurance that the SurgiBot System, the ALF-X System or any of our other products will be successfully commercialized, for a number of reasons, including, without limitation, the potential introduction by our competitors of more clinically effective or cost-effective alternatives, or failure in our sales and marketing efforts. Any failure to obtain clearance of our products or to successfully commercialize them would have a material and adverse effect on our business. Regulatory authorities may change requirements for the clearance of a product regardless of previous discussions with the company. These regulatory authorities may also clear a product for fewer or more limited uses than we request. In addition, the FDA or other non-U.S. regulatory authorities may not approve or clear the labeling claims necessary or desirable for the successful commercialization of our products.

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

The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address minimally invasive and robotic-assisted surgery, including new entrants in the competitive market. We are currently developing and commercializing medical devices, including the SurgiBot System and the ALF-X System, that will compete with other medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other medical devices and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large medical device companies, in particular, have extensive experience in clinical testing and in obtaining regulatory clearances or approvals for medical devices. These companies also have significantly greater research and marketing capabilities than we do. Some of the medical device companies we expect to compete with include Applied Medical, Medtronic plc, Intuitive Surgical, Johnson & Johnson, and a number of minimally invasive surgical device, robotic surgical device manufacturers and providers of products and therapies that are designed to reduce the need for or attractiveness of surgical intervention. In addition, many other universities and private and public research institutions are or may become active in research involving surgical devices for minimally invasive and robotic-assisted surgery.

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

We are party with the Lenders to, and jointly and severally liable with certain of our U.S. subsidiaries for, $20.0 million of outstanding debt under term loans issued under the Amended and Restated Loan Agreement, as amended (the “Loan Agreement”). Under the Loan Agreement, the maximum borrowing potential is up to $30.0 million. We are entitled to make interest-only payments until January 31, 2016, which interest-only period is extended if we close an equity financing at a designated net proceeds level and obtain 510(k) clearance from the FDA on the SurgiBot System by June 30, 2016. The maturity date of the outstanding term loan is July 1, 2018, without the interest-only extensions and until June 1, 2019 with both interest-only extensions. Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.

Further, under the Loan Agreement, we are subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on our ability to: (1) change the nature of our business; (2) incur additional indebtedness; (3) incur liens; (4) make certain investments; (5) make certain dispositions of assets; (6) merge, dissolve, consolidate or sell all or substantially all of our assets; (7) enter into transactions with affiliates; and (8) transfer more than designated amounts to TransEnterix Italia during the term of the Loan Agreement.

If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Loan Agreement when due, this could result in a default under the Loan Agreement. In such event, the Lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Loan Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Loan Agreement is secured by a security interest in all assets of the Company and its current and future U.S. subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property.

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

We are engaged in the research and development of minimally invasive surgical devices, robotic surgical devices, and medical devices. The effectiveness of our technologies is not well known in, or may not be accepted generally by, the clinical medical community. Further, our products are prone to the risks of failure inherent in medical device product development. In particular, any of our products may fail to show desired efficacy and safety traits. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results at earlier points. The occurrence of any such events would have a material adverse effect on our business.

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

The product development and design, testing, manufacturing, labeling, approval, clearance, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our products in the United States until we receive a clearance letter under the 510(k) process or approval of a PMA from the FDA, depending on the nature of the device. Obtaining approval of any PMA can be a lengthy, expensive and uncertain process. While the FDA normally reviews a premarket notification in 90 days, there is no guarantee that our future products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance, even if a device is reviewed under the 510(k) premarket notification process, that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA asks questions during a 510(k) process, the time required to answer the questions can extend the time to market up to an additional six months. If the company cannot sufficiently answer the questions, or for a variety of other reasons the FDA does not provide clearance for a product candidate, such as the SurgiBot System, we cannot market the device.

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

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may be promoted only for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve any of our products, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We and any outsourced manufacturers of our products are also required to comply with the FDA’s Quality System Regulation (“QSR”), or similar requirements of non-U.S. regulatory authorities which includes requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation as well as other quality system requirements and regulations from non-U.S. regulatory authorities. Further, regulatory agencies must approve our manufacturing facilities for Class III devices before they can be used to manufacture our products, and all manufacturing facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA, either before or after clearance or approval, or other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

We have used third-party design and development sources to assist in the design and development of our medical device products. In the future, we may choose to use additional third-party sources for the design and development of our products. If these design and development partners are unable to provide their services in the timeframe or to the performance level that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the manner that we require.

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

Although we have recently hired two senior sales executives, we currently have limited marketing, sales and distribution capabilities. We intend to distribute our products through direct sales and independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will be successful in building our sales capabilities. To the extent that we enter into co-promotion or other arrangements, our product revenue is likely to be lower than if we directly market or sell our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our proposed products. In the United States, we, or one of our subsidiaries, have or licensed 7 issued patents and over 40 pending patent applications. Many of these relate to the SPIDER System, the SurgiBot System, the ALF-X System, instruments useful with those systems, or alternatives to those systems. We have also filed patent applications abroad for the SurgiBot System, ALF-X System and the SPIDER System. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third-party patent or otherwise circumvent the third-party patent.

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

For our ALF-X System, we rely on our license from the European Union, and any loss of our rights under such license agreement, or failure to properly prosecute, maintain or enforce the patent applications underlying such license agreement, could materially adversely affect our business prospects for the ALF-X System.

Some of the patents and patent applications in our patent portfolio related to the ALF-X System are licensed to TransEnterix Italia under a license agreement with the European Union. Presently, we rely on such licensed technology for our ALF-X System products and may license additional technology from the European Union or other third parties in the future. The EU license agreement gives us rights for the commercial exploitation of the patents resulting from the patents, patent applications and know-how, subject to certain provisions of the license agreement. Failure to comply with these provisions could result in the loss of our rights under the EU license agreement. Our inability to rely on these patents and patent applications which are the basis of certain aspects of our ALF-X System technology would have an adverse effect on our business.

Further, our success will depend in part on the ability of us, the European Union and other third-party licensors to obtain, maintain and enforce patent protection for our licensed intellectual property and, in particular, those patents to which we have secured exclusive rights. We, the European Union or other third-party licensors may not successfully prosecute the patent applications which are licensed to us, may fail to maintain these patents, and may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than necessary to obtain an acceptable outcome from any such litigation. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially identical products for sale, which could materially adversely affect our competitive business position, business prospects and results of operations.

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

As of September 30, 2015, the net carrying value of our goodwill and other intangible assets totaled approximately $202.1 million, which was 75% of total assets. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and share price declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

Our stockholders have experienced dilution of their percentage ownership of our stock and may experience additional dilution in the future.

In the June 2015 public offering, and the acquisition of the ALF-X System assets from SOFAR (the “Acquisition Transaction”), we issued a significant number of new shares of common stock to increase our outstanding shares of common stock to over 100,000,000 shares. The issuance of these shares caused existing stockholders at the time of the public offering and Acquisition Transaction to experience immediate and significant dilution in their percentage ownership of our outstanding common stock.

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

During the two year period ended September 30, 2015, the market price of our common stock fluctuated from a high of $14.00 per share to a low of $1.25 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Trading of our common stock is currently conducted on the NYSE MKT. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of September 30, 2015, approximately 45.8% of the issued and outstanding shares of our common stock were held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

Sales by stockholders of substantial amounts of our shares of common stock, the issuance of new shares of common stock by us or the perception that these sales may occur in the future could materially and adversely affect the market price of our common stock.

As of September 30, 2015, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 29.5% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

In connection with the Acquisition Transaction, we entered into a lock-up agreement and registration rights agreement with SOFAR.

In connection with the Acquisition Transaction, we entered into a Registration Rights Agreement, dated as of September 21, 2015, with SOFAR, pursuant to which the Company agreed to register the 15,543,413 shares of the Company’s common stock issued as part of the transaction consideration (the “Securities Consideration”) for resale following the end of the lock-up periods described below.

In connection with the Acquisition Transaction, SOFAR entered into a Lock-Up Agreement pursuant to which it agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. The Lock-up Agreement provides that SOFAR may sell, transfer or convey: (i) no more than 50% of the Securities Consideration during the period commencing on the one-year anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date; and (ii) no more than 75% of the Securities Consideration during the period commencing on the eighteen-month anniversary of the Closing Date and ending on the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions. Once such lock-up restrictions end, it is possible that SOFAR will sell shares of our common stock in underwritten or private placement transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2015, the Company completed the strategic acquisition of the ALF-X System business through the Acquisition Transaction. Under the terms of the Purchase Agreement, the Securities Consideration issued to SOFAR consisted of 15,543,413 shares of the Company’s common stock. The issuance of the Securities Consideration was effected as a private placement of securities deemed exempt from registration under Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, regarding transactions by an issuer not involving a public offering. SOFAR represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. SOFAR received written disclosures that the Securities Consideration was not registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. The Company entered into a Registration Rights Agreement with SOFAR in connection with the Acquisition Transaction.

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Purchase Price
July 1-31, 2015	—
August 1-31, 2015	—
September 1-30, 2015	1,173	$3,003

(1)	Consists of shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of RSUs by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our stockholders. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the RSUs.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement, dated September 18, 2015, by and among SOFAR S.p.A., Vulcanos S.r.l., the Company and TransEnterix International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 21, 2015).

4.1	Form of Warrant to Purchase Common Stock for warrants issued to the Lenders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 30, 2014).

10.1	Consent and Second Amendment to Amended and Restated Loan Agreement, dated September 18, 2015, by and among the Company, its subsidiaries TransEnterix Surgical, Inc. and SafeStitch LLC (collectively, the “Borrowers”), and SVB, as Lender, and Oxford, as Lender and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 21, 2015).

10.2	Amended and Restated Loan Agreement, dated September 26, 2014, among the Borrowers and the Lenders and Collateral Agent, as amended by the First Amendment thereto, dated August 14, 2015 (incorporated by reference, respectively, to the Company’s Current Report on Form 8-K, filed September 30, 2014 (Loan Agreement) and the Company’s Current Report on Form 8-K, filed August 17, 2015 (First Amendment)).

10.3	Registration Rights Agreement, dated September 21, 2015, by and between the Company and SOFAR S.p.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 21, 2015).

10.4	Lock-Up Agreement , dated September 21, 2015, by and between the Company and SOFAR S.p.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed September 21, 2015).

10.5 * +	Licence Contract between the European Union and Vulcanos s.r.l. (now known as TransEnterix Italia S.r.l.), dated September 18, 2015.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on November 9, 2015. Such provisions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: November 9, 2015	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer