Form 10-Q
period 2016-03-31
TRANSENTERIX INC.
filed 2016-05-10
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2016

or

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

114,775,850 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 6, 2016.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 3, 2016, and other filings we make with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we”, “our”, “us”, or the “Company” refer to TransEnterix, Inc. and the combined enterprise of SafeStitch Medical, Inc., TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l and TransEnterix Europe S.Á.R.L.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Expenses
Research and development	$8,385	$7,484
Sales and marketing	1,683	375
General and administrative	2,239	1,855
Amortization of intangible assets	1,817	125
Change in fair value of contingent consideration	856	—

Total Operating Expenses	14,980	9,839

Operating Loss	(14,980)	(9,839)

Other Expense
Interest expense, net	(578)	(281)

Total Other Expense, net	(578)	(281)

Loss before income taxes	$(15,558)	$(10,120)
Income tax benefit	2,645	—

Net loss	$(12,913)	$(10,120)

Other comprehensive gain
Foreign currency translation gains	3,796	—

Comprehensive loss	$(9,117)	$(10,120)

Net loss per share - basic and diluted	$(0.12)	$(0.16)

Weighted average common shares outstanding - basic and diluted	104,260	63,745

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$53,511	$38,449
Accounts receivable, net	79	76
Inventories	3,615	3,923
Interest receivable	12	6
Other current assets	7,069	6,689

Total Current Assets	64,286	49,143

Inventories	1,028	709
Property and equipment, net	5,921	4,408
Intellectual property, net	46,892	46,898
In-process research and development	17,191	16,511
Goodwill	132,394	130,869
Other long term assets	64	64

Total Assets	$267,776	$248,602

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,140	$4,450
Accrued expenses	6,663	7,395
Contingent consideration – current portion	13,300	12,500
Notes payable - current portion	7,493	6,727

Total Current Liabilities	30,596	31,072
Long Term Liabilities
Contingent consideration – less current portion	11,056	11,000
Net deferred tax liabilities	14,210	16,263
Notes payable - less current portion, net of debt discount	11,057	12,990

Total Liabilities	66,919	71,325
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2016 and December 31, 2015; 109,457,941 and 100,180,872 shares issued at March 31, 2016 and December 31, 2015, respectively; and 109,386,396 and 100,149,453 shares outstanding at March 31, 2016 and December 31, 2015, respectively	109	100
Additional paid-in capital	396,098	363,280
Accumulated deficit	(195,777)	(182,864)
Treasury stock at cost, 71,545 and 31,419 shares at March 31, 2016 and December 31, 2015, respectively	(203)	(73)
Accumulated other comprehensive income (loss)	630	(3,166)

Total Stockholders’ Equity	200,857	177,277

Total Liabilities and Stockholders’ Equity	$267,776	$248,602

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2015	100,180	$100	(31)	$(73)	$363,280	$(182,864)	$(3,166)	$177,277

Stock-based compensation	—	—	—	—	1,428	—	—	1,428
Issuance of common stock, net of issuance costs	9,138	9	—	—	31,382	—	—	31,391
Exercise of stock options and restricted stock units	140	—	—	—	8	—	—	8
Return of common stock to pay withholding taxes on restricted stock	—	—	(41)	(130)	—	—	—	(130)
Other comprehensive gain	—	—	—	—	—	—	3,796	3,796
Net loss	—	—	—	—	—	(12,913)	—	(12,913)

Balance, March 31, 2016	109,458	$109	(72)	$(203)	$396,098	$(195,777)	$630	$200,857

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(12,913)	$(10,120)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	565	265
Amortization of intangible assets	1,817	125
Amortization of debt discount and debt issuance costs	52	27
Stock-based compensation	1,428	899
Deferred tax (benefit) expense	(2,645)	—
Change in fair value of contingent consideration	856	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	—	80
Interest receivable	(6)	—
Inventories	(1,735)	—
Other current and long term assets	(132)	143
Accounts payable	(1,391)	510
Accrued expenses	(765)	(143)

Net cash and cash equivalents used in operating activities	(14,869)	(8,214)

Investing Activities
Purchase of property and equipment	(153)	(155)

Net cash and cash equivalents used in investing activities	(153)	(155)

Financing Activities
Payment of debt	(1,219)	—
Proceeds from issuance of common stock, net of issuance costs	31,391	1,783
Taxes paid related to net share settlement of vesting of restricted stock units	(130)	—
Proceeds from exercise of stock options and warrants	8	196

Net cash and cash equivalents provided by financing activities	30,050	1,979

Effect of exchange rate changes on cash and cash equivalents	34	—

Net increase (decrease) in cash and cash equivalents	15,062	(6,390)
Cash and cash equivalents, beginning of period	38,449	34,766

Cash and cash equivalents, end of period	$53,511	$28,376

Supplemental Disclosure for Cash Flow Information
Interest paid	$373	$187
Supplemental Schedule of Noncash Investing Activities
Transfer of inventory to property and equipment	$1,823	$—

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Capitalization

TransEnterix, Inc. (the “Company”) is a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. The Company is focused on the commercialization and further development of ALF-X ® Surgical Robotic System (the “ALF-X System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology, and developed the SurgiBot™ System, a single-port, robotically enhanced laparoscopic surgical platform. The ALF-X System has been granted a CE Mark in Europe for use in urology, general surgery, gynecology and thoracic surgery, but is not available for sale in the U.S. The SurgiBot System is not yet available for sale in any market.

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

The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System allows for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once inside the body. The SurgiBot System also allows for 3DHD vision technology. In June 2015, the Company submitted a 510(k) application to the FDA for the SurgiBot System and worked with the FDA to provide additional information as requested. On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data and information submitted by TransEnterix in the 510(k) submission.

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

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and includes TransEnterix International, TransEnterix Italia and TransEnterix Europe S.Á.R.L. after giving effect to the ALF-X Acquisition, the term “SafeStitch” refers to the historic business of SafeStitch Medical, Inc. prior to the Merger, and the term “TransEnterix Surgical” refers to the historic business of TransEnterix Surgical, Inc. prior to the Merger.

The Company operates in one business segment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l. and TransEnterix Europe S.Á.R.L. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, interest receivable, accounts payable, and certain accrued expenses at March 31, 2016 and December 31, 2015, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance approximates fair value as of March 31, 2016 and December 31, 2015, as the Company’s notes payable were amended and modified in the third quarter of 2015.

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

The Company’s accounts receivable are derived from net revenue to customers and distributors located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had one customer who constituted 100% of the Company’s net accounts receivable at March 31, 2016 and December 31, 2015.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over 7 to 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at March 31, 2016 or December 31, 2015.

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

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. No impairment existed at March 31, 2016 and December 31, 2015.

In-Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The IPR&D was acquired on September 21, 2015. No impairment existed at March 31, 2016 and December 31, 2015.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 were not significant.

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

Risk and Uncertainties

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; its ability to successfully integrate the ALF-X System into its business; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, Italy, other countries in the European Union, and other countries in which the Company intends to operate; its ability to attract and retain key management, marketing and scientific personnel; competition from new entrants; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $1,428,000 and $899,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 60% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2016. The remaining assets are mostly located in Europe and are primarily related to the Company’s ALF-X System facility in Italy, and include goodwill, intellectual property, in-process research and development and inventory of $106.9 million at March 31, 2016, associated with the ALF-X Acquisition in September 2015. Total assets outside of the U.S. excluding goodwill amounted to 26% of total consolidated assets at March 31, 2016.

Impact of Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as financing activities. Entities may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, however, an entity that elects early adoption must adopt all amendments under the new standard in the same period. We are currently in the process of evaluating the impact of the amended guidance on our consolidated financial statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 2 of Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. Upon adoption, this guidance requires retrospective application. The Company early adopted this standard for the year ended December 31, 2015. The new guidance had no impact on the Company’s results of operations.

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

(2) The second tranche of the Cash Consideration (the “Second Tranche”) of €10.0 million shall be payable after the achievement of both of the following milestones (i) the earlier of approval from the FDA for the ALF-X System or December 31, 2016, and (ii) the Company having cash on hand of at least $50.0 million, or successfully completing a financing, raising at least $50.0 million in gross proceeds; with payment of simple interest at a rate of 9.0% per annum between the achievement of the first milestone event and the payment date;

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

In connection with the ALF-X Acquisition, the Company also entered into a Registration Rights Agreement, dated as of September 21, 2015, with SOFAR, pursuant to which the Company agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below. The resale Registration Statement has been filed and is effective, pending lapse of the lock-up restrictions.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on September 21, 2015, the date of acquisition (in thousands):

Accounts receivable	$78
Inventories	2,800
Current deferred tax asset	526
Other current assets	4,180
Property and equipment	1,384
Intellectual property	48,500
In-process research and development	17,100
Goodwill	38,348

Total assets acquired	$112,916

Accounts payable and other liabilities	1,915
Long-term deferred tax liabilities	18,424

Net assets acquired	$92,577

The Company allocated $48.5 million of the purchase price to identifiable intangible assets of intellectual property that met the separability and contractual legal criterion of ASC 805. The intellectual property will be amortized using the straight-line method over 7 years.

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

All legal, consulting and other costs related to the acquisition, aggregating approximately $4.2 million, have been expensed as incurred and are included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss. The results of operations for TransEnterix Italia are included in the Company’s consolidated statements of operations and comprehensive loss for the period from the September 21, 2015 acquisition date.

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

	Year Ended December 31,
	2015	2014
	(In thousands except per share amounts)
Revenue	$77	$401
Net loss	53,994	46,874
Net loss per share	$0.57	$0.63

4.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Cash	$9,456	$1,666
Money market	44,055	36,783

Total cash and cash equivalents	$53,511	$38,449

5.	Fair Value

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

The carrying values of accounts receivable, inventories, interest receivable, accounts payable, and certain accrued expenses at March 31, 2016 and December 31, 2015, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of March 31, 2016 and December 31, 2015, as they were modified in the third quarter of 2015.

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2016
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$53,511	$—	$—	$53,511

Total Assets measured at fair value	$53,511	$—	$—	$53,511

Liabilities measured at fair value
Contingent consideration	$—	$—	$24,356	$24,356

Total liabilities measured at fair value	$—	$—	$24,356	$24,356

	December 31, 2015
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$38,449	$—	$—	$38,449

Total Assets measured at fair value	$38,449	$—	$—	$38,449

Liabilities measured at fair value
Contingent consideration	$—	$—	$23,500	$23,500

Total liabilities measured at fair value	$—	$—	$23,500	$23,500

The Company’s financial liabilities consisted of contingent consideration potentially payable to SOFAR related to the ALF-X acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $856,000 for the three months ended March 31, 2016 was primarily due to the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 as of September 21, 2015, December 31, 2015, and March 31, 2016:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2016 to 2017
		Discount rate Probability of occurrence	7.5% to 9.0% 100%

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2016:

Fair Value Measurement at Reporting Date (Level 3)
(In thousands)
(unaudited)
Balance at December 31, 2015	$23,500
Change in fair value	856

Balance at March 31, 2016	$24,356

Current portion	13,300
Long-term portion	11,056

Balance at March 31, 2016	$24,356

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	March 31,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Gross accounts receivable	$79	$76
Allowance for uncollectible accounts	—	—

Total accounts receivable, net	$79	$76

7.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Finished goods	$2,393	$2,704
Raw materials	2,250	1,928

Total inventories	$4,643	$4,632

Short-term portion	$3,615	$3,923
Long-term portion	1,028	709

Total inventories	$4,643	$4,632

8.	Other Current Assets

The following table presents the components of other current assets:

	March 31,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Advances to vendors	$5,467	$5,403
Prepaid expenses	823	750
Other receivables	779	536

Total	$7,069	$6,689

9.	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Machinery and manufacturing equipment	$7,868	$5,846
Computer equipment	1,915	1,875
Furniture	384	374
Leasehold improvements	1,713	1,700

Total property and equipment	11,880	9,795
Accumulated depreciation and amortization	(5,959)	(5,387)

Property and equipment, net	$5,921	$4,408

Depreciation expense was $565,000 and $265,000, for the three months ended March 31, 2016 and 2015, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as discussed in Note 1, and goodwill of $38.3 million was recorded in connection with the ALF-X Acquisition, as discussed in Note 3. The carrying value of goodwill and the change in the balance for the three months ended March 31, 2016 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2015	$130,869
Foreign currency translation impact	1,525

Balance at March 31, 2016	$132,394

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

The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended March 31, 2016 is as follows:

In-Process Research and Development (In thousands)
(unaudited)
Balance at December 31, 2015	$16,511
Foreign currency translation impact	680

Balance at March 31, 2016	$17,191

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

The components of gross intellectual property, accumulated amortization, and net intellectual property as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016				December 31, 2015
	(In thousands)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Patents	$5,000	$(3,384)	$—	$1,616	$5,000	$(3,259)	$—	$1,741

Developed technology	48,500	(3,483)	259	45,276	48,500	(1,672)	(1,671)	45,157

Total intellectual property	$53,500	$(6,867)	$259	$46,892	$53,500	$(4,931)	$(1,671)	$46,898

11.	Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 4.78% for the year ending December 31, 2016. The Company incurred losses for the three month period ended March 31, 2016 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S. operations and accordingly a full valuation allowance has been recorded related to the net deferred tax asset in that jurisdiction. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded on a preliminary basis as a component of purchase accounting as of the acquisition date. The deferred tax benefit during the quarter ended March 31, 2016 of approximately $2.6 million includes an immaterial adjustment of approximately $1.7 million to the deferred tax liability of TransEnterix Italia which relates to a change in the Italian income tax rate in December 2015. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

The Company’s effective tax rate for each of the three month periods ended March 31, 2016 and 2015 was 17.0% and 0%, respectively. At March 31, 2016, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

12.	Accrued Expenses

The following table presents the components of accrued expenses:

	March 31,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Taxes and other assessments	$3,081	$3,112
Compensation and benefits	1,550	2,492
Legal and professional fees	190	268
Consulting and other vendors	895	553
Interest and final payment fee	593	411
Deferred rent	256	278
Other	98	281

Total	$6,663	$7,395

13.	Notes Payable

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

14.	Public Offerings of Common Stock

On February 20, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company sold through Cantor, from time to time, up to $25.0 million in shares of common stock in an at-the-market offering. All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the Sales Agreement. Sales under the 2015 Sales Agreement have been fully sold as of February 9, 2016, with cumulative shares of 7,724,488, gross proceeds of $25.0 million and net proceeds of $24.0 million.

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

On July 10, 2015, the underwriters exercised a portion of their option to acquire an additional 2,075,000 shares at the public offering price of $3.00 per share for aggregate additional gross proceeds of $6.2 million. Net proceeds after issuance costs were $5.8 million. The purchase of the option shares closed on July 15, 2015. Total proceeds (including the option) were $52.2 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the Shelf Registration Statement filed in November 2014 (the “November 2014 Shelf Registration Statement”), which was declared effective on December 19, 2014. The November 2014 Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, warrants, or any combination thereof. On March 3, 2016, the Company filed an amendment to the November 2014 Shelf Registration Statement increasing the amount available from $100.0 million to $150.0 million.

On February 9, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2016 Sales Agreement”) with Cantor, as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $43.56 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2016 Sales Agreement. Unless otherwise terminated earlier, the 2016 Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the 2015 Sales Agreement and 2016 Sales Agreement for the periods indicated (in thousands, except per share amounts):

	2015 Sales		2016 Sales
	Agreement		Agreement
	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2016
Total shares of common stock sold	5,710.2	2,014.3	3,427.5
Average price per share	$3.23	$3.25	$4.11
Gross proceeds	$18,454	$6,546	$14,084
Commissions earned by Cantor	$553	$197	$423
Other issuance costs	$0	$259	$165

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended March 31, 2016 and 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

16.	Related Person Transactions

Synergy Life Science Partners, L.P. and Synecor, LLC collectively owned approximately 5% and 9% of the Company’s common stock at March 31, 2016 and 2015, respectively. A member of the Company’s Board of Directors is managing partner of Synergy Life Science Partners, L.P. and an executive officer of Synecor, LLC. Various research and development services were purchased by the Company from Synecor LLC and its wholly owned subsidiary Synchrony Labs LLC pursuant to arms’ length terms approved by the Audit Committee and totaled approximately $5,000 and $335,000 for the three months ended March 31, 2016 and 2015, respectively.

On September 18, 2015, TransEnterix Italia entered into a six month service agreement for administrative expenses and rent with SOFAR, a shareholder that owned approximately 14% and 16% of the Company’s common stock at March 31, 2016 and December 31, 2015, respectively. Expenses under this agreement were approximately $80,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

17.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the ALF-X Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. The maximum amount of the aggregate milestone payments could be €27.5 million. As of March 31, 2016, the fair value of the contingent consideration was $24.4 million.

18.	Subsequent Events

Subsequent to March 31, 2016, the Company sold an additional 5,335,957 shares of common stock through April 18, 2016 under the 2016 Sales Agreement at an average price per share of $5.07, for gross proceeds of $27.1 million and net proceeds of $26.3 million. The remaining amount available under the 2016 Sales Agreement as of April 18, 2016 was $2.4 million.

In June 2015 the Company submitted a 510(k) application to the FDA for the SurgiBot System and worked with the FDA to provide additional information as requested. On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data and information submitted by TransEnterix in the 510(k) submission.

On April 19, 2016, the Company and its U.S. subsidiaries entered into the Consent and Fourth Amendment to the Loan Agreement (the “Fourth Amendment”) pursuant to which TransEnterix International, joined the Loan Agreement and the existing promissory notes as a co-borrower thereunder and pledged, as collateral for the obligations under the Loan Agreement, substantially all of its non-intellectual property assets, including up to 65% of the equity interests owned by TransEnterix International in TransEnterix Europe S.Á.R.L, a wholly owned subsidiary of TransEnterix International.

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

Overview

TransEnterix, Inc. (the “Company,” “we” or “us”) is a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. We are focused on the commercialization and further development of the ALF-X ® Surgical Robotic System (the “ALF-X System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology. The ALF-X System has been granted a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery, but is not available for sale in the U.S. We have also developed the SurgiBot™ System (the “SurgiBot System”), a single-port, robotically enhanced laparoscopic surgical platform. The SurgiBot System is not available for sale in any market.

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

The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. The flexible nature of the SurgiBot System allows for multiple instruments to be introduced and deployed through a single site, thereby offering room for visualization and manipulation once inside the body. The SurgiBot System also allows for 3DHD vision technology. In June 2015, the Company submitted a 510(k) application to the FDA for the SurgiBot System and worked with the FDA to provide additional information as requested. On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data and information submitted by TransEnterix in the 510(k) submission. The Company is in the process of obtaining additional information from the FDA to determine the level of effort and investment necessary to obtain clearance for the SurgiBot System.

Our current strategy is to focus our resources on the commercialization of and regulatory clearance for the ALF-X System . In order to obtain a clearance for the SurgiBot System, we believe that a new 510(k) application would need to be submitted after further interactions with the FDA. Based on this belief, we have evaluated the operational and financial feasibility of pursuing two 510(k) applications in parallel and have elected to focus our near term efforts on the 510(k) submission for the ALF-X System and to delay any potential re-filing for the SurgiBot System until after we achieve ALF-X System clearance in the U.S.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital.

Since inception, we have been unprofitable. As of March 31, 2016 we had an accumulated deficit of $195.8 million.

We expect to continue to invest in research and development and related clinical studies, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

We operate in one business segment.

Recent Events

Controlled Equity Offering

On February 9, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we can offer and sell, through Cantor, up to approximately $43.6 million in shares of common stock in an at-the market offering (the “2016 ATM Offering”). On February 20, 2015, we had entered into a Controlled Equity OfferingSM Sales Agreement (the “2015 Sales Agreement”) with Cantor, as sales agent, pursuant to which we offered and sold, through Cantor, $25.0 million in shares of common stock in an at-the-market offering from February 2015 through February 2016 (the “2015 ATM Offering”). All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”). We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2015 Sales Agreement and the 2016 Sales Agreement.

The following table summarizes the total sales under the 2015 Sales Agreement and 2016 Sales Agreement for the periods indicated (in thousands, except per share amounts):

	2015 Sales Agreement		2016 Sales Agreement
	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2016
Total shares of common stock sold	5,710.2	2,014.3	3,427.5
Average price per share	$3.23	$3.25	$4.11
Gross proceeds	$18,454	$6,546	$14,084
Commissions earned by Cantor	$553	$197	$423
Other issuance costs	$0	$259	$165

2015 Events

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

Registration Rights and Lock-Up Agreements

In connection with the ALF-X Acquisition, we also entered into a Registration Rights Agreement, dated as of September 21, 2015, with the Seller, pursuant to which we agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below. The resale Registration Statement has been filed and is effective, pending lapse of the lock-up restrictions.

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

Amendment to Loan Agreement

In connection with entry into the Purchase Agreement, we sought the consent of Silicon Valley Bank (“SVB”), as a Lender, and Oxford Finance LLC (“Oxford”), as Lender and Collateral Agent under our existing Amended and Restated Loan and Security Agreement, dated as of September 26, 2014, as amended by the First Amendment, dated August 14, 2015 (collectively, the “Loan Agreement”), and entered into the Consent and Second Amendment to Amended and Restated Loan Agreement (the “Second Amendment”). Under the Second Amendment, the Lenders and Collateral Agent consented to the formation of the Buyer, the entry of the Company and Buyer entering into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. We agreed to pledge 100% of the common stock of the Buyer as additional security for the borrowings under the Loan Agreement. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the Loan Agreement. Further, the Second Amendment modified the period in which we could make interest-only payments on the term loans until January 31, 2016. On April 19, 2016, the Company and its U.S. subsidiaries entered into the Consent and Fourth Amendment to the Loan Agreement (the “Fourth Amendment”) pursuant to which TransEnterix International, joined the Loan Agreement and the existing promissory notes as a co-borrower thereunder and pledged, as collateral for the obligations under the Loan Agreement, substantially all of its non-intellectual property assets, including up to 65% of the equity interests owned by TransEnterix International in TransEnterix Europe S.á.r.l., a wholly owned subsidiary of TransEnterix International.

2013 Merger Transaction

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

Research and Development

Research and development (“R&D”) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to remain consistent or be modestly higher as we continue to invest in basic research, clinical studies, product development and intellectual property supporting the evolution of our ALF-X System. R&D expenses are expensed as incurred.

R&D expenses for the three months ended March 31, 2016 increased to $8.4 million as compared to $7.5 million for the three months ended March 31, 2015. The $0.9 million increase resulted primarily from increased expenses incurred for development of the ALF-X System acquired in September 2015 of $1.4 million, increased personnel related costs of $0.7 million, increased other costs of $0.4 million, increased preclinical lab expense of $0.2 million, increased stock compensation costs of $0.2 million, offset by decreased SurgiBot System contract engineering services, consulting and other outside services of $1.2 million, and decreased supplies expense of $0.8 million. The R&D expenses of $1.4 million related to product development of the ALF-X System in 2016 consisted primarily of supplies expense of $0.6 million, personnel related costs $0.5 million, and contract engineering services, consulting and other outside services of $0.3 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to increase significantly in 2016 in support of our ALF-X System product launch.

Sales and marketing expenses for the three months ended March 31, 2016 increased to $1.7 million compared to $0.4 million for the three months ended March 31, 2015. The $1.3 million increase was primarily related to increased personnel related costs of $0.4 million, increased stock compensation costs of $0.3 million, increased tradeshow costs of $0.2 million, increased travel related expenses of $0.1 million, and increased consulting costs of $0.1 million. In addition, sales and marketing expenses related to the ALF-X System in 2016 were $0.2 million.

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

General and administrative expenses for the three months ended March 31, 2016 increased to $2.2 million compared to $1.9 million for the three months ended March 31, 2015. The $0.3 million increase was primarily due to increased personnel costs of $0.1 million, increased legal, accounting, and investor relation fees and other public company costs of $0.1 million, and $0.1 million in general and administrative expenses related to the ALF-X System in 2016.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2016 increased to $1.8 million compared to $0.1 million for the three months ended March 31, 2015. The $1.7 million increase was primarily the result of amortization of developed technology related to the acquisition of the ALF-X System on September 21, 2015.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the ALF-X Acquisition was $0.9 million for the three months ended March 31, 2016 primarily related to the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates.

Other Expense, Net

Other expense is primarily composed of interest expense on notes payable.

Other expense for the three months ended March 31, 2016 increased to $0.6 million compared to $0.3 million for the three months ended March 31, 2015. The $0.3 million increase was related to the increase in notes payable of approximately $10.0 million in August 2015.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the ALF-X System. We recognized $2.6 million of income tax benefit for the three months ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of March 31, 2016, we had an accumulated deficit of $195.8 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

We currently have two effective shelf registration statements on file with the SEC, each of which were initially filed to register up to $100.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. In March 2016, the November 2014 shelf registration statement was increased by $50.0 million. From April 2014 through April 2016, we have raised $178.8 million in gross proceeds and approximately $168.4 million in net proceeds under such shelf registration statements through public offerings of our securities as described above. As of March 31, 2016 and April 30, 2016, we had $98.3 million and $71.2 million, respectively available for future financings under such shelf registration statements, including approximately $2.4 million available under the 2016 ATM Offering.

At March 31, 2016, we had cash and cash equivalents of approximately $53.5 million. As of April 30, 2016, we had cash and cash equivalents of approximately $74.6 million.

Consolidated Cash Flow Data

	Three months ended March 31, 2016	Three months ended March 31, 2015
(in thousands)
Net cash provided by (used in)
Operating activities	$(14,869)	$(8,214)
Investing activities	(153)	(155)
Financing activities	30,050	1,979
Effect of exchange rate changes on cash and cash equivalents	34	—

Net increase (decrease) in cash and cash equivalents	$15,062	$(6,390)

Operating Activities

For the three months ended March 31, 2016, cash used in operating activities of $14.9 million consisted of net loss of $12.9 million and cash used for working capital of $4.0 million, offset by non-cash items of $2.1 million. The non-cash items primarily consisted of $1.4 million of stock-based compensation expense, $0.6 million of depreciation, $1.8 million of amortization, and $0.9 million change in fair value of contingent consideration, offset by $2.6 million deferred income tax benefit. The decrease in cash from changes in working capital included $1.7 million increase in inventories, $1.4 million decrease in accounts payable, $0.8 million decrease in accrued expenses, and $0.1 million increase in other current and long term assets.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $0.2 million. This amount reflected the purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities was $30.1 million. This amount was primarily related to $31.4 million in proceeds from the issuance of common stock, net of issuance costs, partially offset by $1.2 million in payments of debt.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs through at least the next 12 months. We intend to spend substantial amounts on commercial activities, on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property, and on contingent consideration payments in connection with the acquisition of the ALF-X System. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, including the ongoing at-the-market offering, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, cease operations and/or seek bankruptcy protection.

Cash and cash equivalents held by our foreign subsidiary totaled $0.4 million at March 31, 2016. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiary. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Loan Agreement

In connection with the Merger, in September we assumed and became the borrower under TransEnterix Surgical’s then outstanding credit facility (the “Loan Agreement”). We have entered into a number of amendment and restatements of the Loan Agreement since that time, including the Consent and Second Amendment (the “Second Amendment”) in connection with the ALF-X Acquisition in September 2015. Under the Loan Agreement, as amended, our borrowing capacity is $20.0 million, all of which is borrowed under term loans. A second tranche of $10.0 million is available to the Company upon recognition of at least $10.0 million of trailing six-month revenues from the SurgiBot System and SurgiBot-related products no later than March 31, 2017. We have had periods of interest-only payments during the Loan Agreement, as amended. Under the Second Amendment we made interest-only payments at 7.5% per annum on the term loans until January 31, 2016. The Second Amendment has a maturity date of July 1, 2018.

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

Further, under the Second Amendment, the Lenders consented to the formation of TransEnterix International, the entry of the Company into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. We agreed to pledge 100% of the common stock of TransEnterix International as additional security for the borrowings under the Amended and Restated Loan Agreement, as amended. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the Amended and Restated Loan Agreement. This provision for the transfer of designated amount was amended on November 13, 2015 with the Third Amendment to the Amended and Restated Loan Agreement. The Fourth Amendment pursuant to which TransEnterix International joined the Loan Agreement and the existing promissory notes as a co-borrower thereunder and pledged, as collateral for the obligations under the Loan Agreement, substantially all of its non-intellectual property assets, including up to 65% of the equity interests owned by TransEnterix International in TransEnterix Europe S.á.r.l., a wholly owned subsidiary of International was entered into on April 19, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in the Annual Report on Form 10-K for the year ended December 31, 2015, filed by the Company with the SEC on March 3, 2016. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, in-process research and development, contingent consideration, stock-based compensation, and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015, filed by the Company with the SEC on March 3, 2016. Actual results may differ from these estimates under different assumptions and conditions.

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on accounting for identifiable intangible assets and goodwill, business acquisitions, in-process research and development, contingent consideration, stock-based compensation, and inventory.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed by the Company with the SEC on March 3, 2016, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations and Comprehensive Loss, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of March 31, 2016, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the various risks that may materially affect our business disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016, we have the following updated or additional risks:

We are currently highly dependent on the commercial success of a single product, the ALF-X System. We cannot give any assurance that the ALF-X System can be successfully commercialized or that it will receive regulatory clearance in the U.S.

We are currently highly dependent on the commercial success of the ALF-X System, which is currently CE marked but not FDA cleared. We began our selling efforts for the ALF-X System in the fourth quarter of 2015. We cannot assure you that we will be able to successfully commercialize the ALF-X System, or that the FDA will grant regulatory clearance for the ALF-X System, for a number of reasons, including, without limitation, failure in our sales and marketing efforts, the potential introduction by our competitors of more clinically effective or cost-effective alternatives or changes in requirements which could impact our ability to obtain clearance in a timely manner, or at all. Any failure to successfully commercialize the ALF-X System would have a material adverse effect on our business. Regulatory authorities may change requirements for the clearance of a product regardless of previous discussions with us. These regulatory authorities may also clear a product for fewer or more limited uses than we request. In addition, the FDA or other non-U.S. regulatory authorities may not approve or clear the labeling claims necessary or desirable for the successful commercialization of our products. Failure to achieve FDA clearance for the ALF-X System would have a material adverse effect on our business.

We expect that our sales cycle for the ALF-X System will be lengthy and unpredictable, which will make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations in our operating results.

Purchase of a surgical robotic system such as the ALF-X System represents a capital purchase by hospitals and other potential customers. The capital purchase nature of the transaction, the complexity of our product, the relative newness of surgical robotics and the competitive landscape requires us to spend substantial time and effort to assist potential customers in evaluating our robotic systems. We must communicate with multiple surgeons, administrative staff and executives within each potential customer in order to receive all approvals on behalf of such organizations. We may face difficulty identifying and establishing contact with such decision makers. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Additionally, our customers may have stricter limitations on spending given the current economic climate. We expect our sales cycle to typically range between six and twelve months, but it may be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. We also expect such a lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in future periods.

The regulatory approval and clearance processes are expensive, time-consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals or clearances, as the case may be, for the commercialization of some or all of our products.

In June 2015 the Company submitted a 510(k) application to the FDA for the SurgiBot System and worked with the FDA to provide additional information as requested. On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data and information submitted by TransEnterix in the 510(k) submission. The Company is in the process of obtaining additional information from the FDA to determine the level of effort and investment necessary to obtain clearance for the SurgiBot System, and is also currently developing its U.S. regulatory path forward for the ALF-X System. In order to obtain a clearance for the SurgiBot System, we believe that a new 510(k) application would need to be submitted after further interactions with the FDA. Based on this belief, we have evaluated the operational and financial feasibility of pursuing two 510(k) applications in parallel and have elected to focus our near term efforts on the 510(k) submission for the ALF-X System and to delay any potential re-filing for the SurgiBot System until after we achieve ALF-X System clearance in the U.S.

The product development and design, testing, manufacturing, labeling, approval, clearance, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our products in the United States until we receive a clearance letter under the 510(k) process or approval of a PMA from the FDA, depending on the nature of the device. Obtaining approval of any PMA can be a lengthy, expensive and uncertain process. We can provide no assurance, even if our products are reviewed under the 510(k) premarket notification process, that the FDA will review our application expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA asks questions during a 510(k) process, the time required to answer the questions can extend the time to market up to an additional six months. If we cannot sufficiently answer the questions, or for a variety of other reasons the FDA does not provide clearance for a product candidate, such as the ALF-X System or the SurgiBot System, we cannot market the device.

Regulatory approval of a PMA, PMA supplement or clearance pursuant to a 510(k) premarket notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive, uncertain and may, especially in the case of the PMA application, take several years. The FDA also has substantial discretion in the medical device clearance process or approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional development, standardized testing, pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA clearance or approval varies depending on the medical device candidate, the disease or condition that the medical device candidate is designed to address, and the regulations applicable to any particular medical device candidate. The FDA or other non-U.S. regulatory authorities can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

•	a medical device candidate may not be deemed safe or effective, in the case of a PMA application;

•	a medical device candidate may not be deemed to be substantially equivalent to a device lawfully marketed either as a grandfathered device or one that was cleared through the 510(k) premarket notification process;

•	a medical device candidate may not be deemed to be in conformance with applicable standards and regulations;

•	FDA or other regulatory officials may not find the data from pre-clinical studies and clinical trials sufficient;

•	the FDA might not approve our processes or facilities or those of any of our third-party manufacturers for a Class III PMA device;

•	other non-U.S. regulatory authorities may not approve our processes or facilities or those of any of our third-party manufacturers, thereby restricting export; or

•	the FDA or other non-U.S. regulatory authorities may change clearance or approval policies or adopt new regulations.

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

We have a limited operating history. We are not profitable and have incurred losses since our inception. Our net loss for quarter ended March 31, 2016 was $12.9 million, and our accumulated deficit as of March 31, 2016 was $195.8 million. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products and product candidates. We will continue to incur research and development and general and administrative expenses related to our operations, and expect to increase our sales and marketing expenses as we increase our sales and marketing activities for the ALF-X System in Europe and other jurisdictions , and pursue our regulatory strategy in the U.S. If our products fail in development or do not gain regulatory clearance or approval, or if our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

If our goodwill or other intangible or tangible assets become impaired, we may be required to record a significant charge to earnings.

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as product inventory and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of FASB ASU 360, “Property, Plant and Equipment”. In accordance with FASB ASU 350, “Intangibles-Goodwill and Other,” goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization, future cash flows or external economic or industry changes. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely impact our results of operations.

As part of our assessment of our activities related to the SurgiBot System, we believe we will take impairment charges of $4.0 million to $6.0 million related to inventory, fixed assets and capitalized intellectual property in the second quarter of 2016.

Our global operations expose us to additional risks and challenges associated with conducting business internationally.

The international expansion of our business may expose us to risks inherent in conducting foreign operations. These risks include:

•	challenges associated with managing geographically diverse operations, which require an effective organizational structure and appropriate business processes, procedures and controls;

•	the increased cost of doing business in foreign jurisdictions, including compliance with international and U.S. laws and regulations that apply to our international operations;

•	currency exchange and interest rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions, if we chose to do so in the future;

•	potentially adverse tax consequences;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	compliance with additional regulations and government authorities in a highly regulated business; and

•	general economic and political conditions outside of the U.S.

The risks that we face in our international operations may continue to intensify as we further develop and expand our international operations.

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

Our product development activities could be delayed or stopped.

We are currently in the process of obtaining information from the FDA to determine the level of effort and investment necessary to obtain clearance for the SurgiBot System. In order to obtain a clearance for the SurgiBot System, we believe that a new 510(k) application would need to be submitted after further interactions with the FDA. Based on this belief, we have evaluated the operational and financial feasibility of pursuing two 510(k) applications in parallel and have elected to focus our near term efforts on the 510(k) submission for the ALF-X System and to delay any potential re-filing for the SurgiBot System until after we achieve ALF-X System clearance in the U.S. We do not know whether or how this delay could impact negatively future product development efforts for the SurgiBot System, or if it will cause us to incur additional expenses. Any such increased expenses could adversely impact our results of operations.

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

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully commercialize or develop our products.

We will need to effectively manage our operational, sales and marketing, development and other resources in order to successfully pursue our commercialization and research and development efforts for our existing and future products. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel. If we are not successful in retaining and recruiting highly qualified personnel, our business may be harmed as a result.

Our stockholders have experienced dilution of their percentage ownership of our stock. In addition, our stock price has been volatile and may experience additional fluctuation in the future.

In our 2015 and 2016 public offerings, including our ATM offerings, and in the ALF-X Acquisition we issued a significant number of new shares of common stock to increase our outstanding shares of common stock to 114,775,850 shares as of May 6, 2016. The issuance of these shares caused existing stockholders to experience immediate and significant dilution in their percentage ownership of our outstanding common stock.

The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock. During the two year period ended April 30, 2016, the market price of our common stock fluctuated from a high of $6.20 per share to a low of $1.28 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the announcement of favorable or unfavorable news regarding the achievement, or lack thereof, of the Company’s objectives;

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in surgical robotics;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1-31, 2016	—	—
February 1-29, 2016	40,126	$3.26
March 1-31, 2016	—	—

(1)	Consists of shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of RSUs by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our stockholders. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the RSUs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Controlled Equity OfferingSM Sales Agreement by and between TransEnterix, Inc. and Cantor Fitzgerald & Co. dated February 9, 2016 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2016).

10.2 *	Consent and Fourth Amendment to Amended and Restated Loan and Security Agreement, dated April 19, 2016, by and among TransEnterix, Inc., TransEnterix Surgical, Inc., SafeStitch LLC and TransEnterix International, Inc., as Borrower, and Oxford Finance LLC, as Lender and Collateral Agent, and Silicon Valley Bank, as Lender.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: May 10, 2016	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer