Form 10-Q
period 2016-09-30
TRANSENTERIX INC.
filed 2016-11-09
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2016

or

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

115,058,244 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 4, 2016.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Statements,”  “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 3, 2016, and other filings we make with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we”, “our”, “us”, or the “Company” refer to TransEnterix, Inc. and the combined enterprise of SafeStitch Medical, Inc., TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l, TransEnterix Europe S.Á.R.L, TransEnterix Europe S.Á.R.L, Bertrange, Swiss Branch, Lugano and TransEnterix Asia PTE. LTD.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$1,466	$—	$1,466	$—
Cost of revenue	1,031	—	1,031	—
Gross profit	435	—	435	—
Operating Expenses
Research and development	7,011	7,048	21,760	21,111
Sales and marketing	2,574	413	5,563	1,161
General and administrative	2,793	1,762	7,927	5,607
Amortization of intangible assets	1,709	338	5,312	589
Change in fair value of contingent consideration	(100)	—	1,700	—
Inventory write-down related to restructuring	—	—	2,565	—
Restructuring and other charges	—	—	3,085	—
Goodwill impairment	—	—	61,784	—
Acquisition related costs	—	4,003	—	4,003
Total Operating Expenses	13,987	13,564	109,696	32,471
Operating Loss	(13,552)	(13,564)	(109,261)	(32,471)
Other Expense
Interest expense, net	(432)	(436)	(1,499)	(997)
Other (expense) income	(30)	—	65	—
Total Other Expense, net	(462)	(436)	(1,434)	(997)
Loss before income taxes	$(14,014)	$(14,000)	$(110,695)	$(33,468)
Income tax benefit	1,070	99	4,707	99
Net loss	$(12,944)	$(13,901)	$(105,988)	$(33,369)
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	689	(429)	2,199	(429)
Comprehensive loss	$(12,255)	$(14,330)	$(103,789)	$(33,798)
Net loss per share - basic and diluted	$(0.11)	$(0.16)	$(0.95)	$(0.46)
Weighted average common shares outstanding - basic and diluted	114,946	86,044	111,189	72,713

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$42,518	$38,449
Accounts receivable, net	616	76
Inventories	2,250	3,923
Interest receivable	15	6
Other current assets	8,149	6,689
Total Current Assets	53,548	49,143
Restricted cash	10,353	—
Accounts receivable, net of current portion	274
Inventories, net of current portion	—	709
Property and equipment, net	4,614	4,408
Intellectual property, net	41,260	46,898
In-process research and development	16,972	16,511
Goodwill	69,948	130,869
Other long term assets	63	64
Total Assets	$197,032	$248,602
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,596	$4,450
Accrued expenses	7,246	7,395
Contingent consideration – current portion	11,325	12,500
Notes payable - current portion	7,826	6,727
Total Current Liabilities	28,993	31,072
Long Term Liabilities
Contingent consideration – less current portion	13,875	11,000
Net deferred tax liabilities	11,971	16,263
Notes payable - less current portion, net of debt discount	7,059	12,990
Total Liabilities	61,898	71,325
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2016 and December 31, 2015; 115,086,256 and 100,180,872 shares issued at September 30, 2016 and December 31, 2015, respectively; and 115,014,711 and 100,149,453 shares outstanding at September 30, 2016 and December 31, 2015, respectively	115	100
Additional paid-in capital	425,041	363,280
Accumulated deficit	(288,852)	(182,864)
Treasury stock at cost, 71,545 and 31,419 shares at September 30, 2016 and December 31, 2015, respectively	(203)	(73)
Accumulated other comprehensive loss	(967)	(3,166)
Total Stockholders’ Equity	135,134	177,277
Total Liabilities and Stockholders’ Equity	$197,032	$248,602

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2015	100,180	$100	(31)	$(73)	$363,280	$(182,864)	$(3,166)	$177,277
Stock-based compensation	—	—	—	—	3,858	—	—	3,858
Issuance of common stock, net of issuance costs	14,474	15	—	—	57,622	—	—	57,637
Exercise of stock options and restricted stock units	351	—	—	—	165	—	—	165
Return of common stock to pay withholding taxes on restricted stock	—	—	(41)	(130)	—	—	—	(130)
Issuance of common stock for services	81	—	—	—	116	—	—	116
Other comprehensive gain	—	—	—	—	—	—	2,199	2,199
Net loss	—	—	—	—	—	(105,988)	—	(105,988)
Balance, September 30, 2016	115,086	$115	(72)	$(203)	$425,041	$(288,852)	$(967)	$135,134

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net loss	$(105,988)	$(33,369)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,498	802
Amortization of intangible assets	5,312	589
Amortization of debt discount and debt issuance costs	140	89
Stock-based compensation	3,858	2,388
Common stock issued for services	116	—
Inventory write-down related to restructuring	2,565	—
Loss on disposal of property	—	34
Non-cash restructuring and other charges	2,551	—
Goodwill impairment	61,784	—
Deferred tax benefit	(4,725)	(99)
Change in fair value of contingent consideration	1,700	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(809)	133
Interest receivable	(9)	(5)
Inventories	(1,883)	(250)
Other current and long term assets	(1,290)	(248)
Accounts payable	(1,917)	984
Accrued expenses	(168)	4,127
Restricted cash	(10,353)	250
Net cash and cash equivalents used in operating activities	(47,618)	(24,575)
Investing Activities
Payment for acquisition	—	(25,000)
Purchase of property and equipment	(878)	(728)
Net cash and cash equivalents used in investing activities	(878)	(25,728)
Financing Activities
Payment of debt	(4,972)	—
Proceeds from issuance of common stock, net of issuance costs	57,637	58,295
Proceeds from issuance of debt, net of debt discount	—	9,886
Taxes paid related to net share settlement of vesting of restricted stock units	(130)	(3)
Proceeds from exercise of stock options and warrants	163	252
Net cash and cash equivalents provided by financing activities	52,698	68,430
Effect of exchange rate changes on cash and cash equivalents	(133)	—
Net increase in cash and cash equivalents	4,069	18,127
Cash and cash equivalents, beginning of period	38,449	34,766
Cash and cash equivalents, end of period	$42,518	$52,893
Supplemental Disclosure for Cash Flow Information
Interest paid	$1,019	$598
Supplemental Schedule of Noncash Investing Activities
Transfer of inventory to property and equipment	$1,866	—
Issuance of common stock warrants	—	$96
Contingent consideration related to acquisition	—	$24,300
Issuance of common stock related to acquisition	—	$43,677

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements

1. Organization and Capitalization

TransEnterix, Inc. (the “Company”) is a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. The Company is focused on the commercialization and further development of its Senhance™ Surgical Robotic System (formerly known as the ALF-X ® Surgical Robotic System) (the “Senhance System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology. The Company also developed the SurgiBot™ System, a single-port, robotically enhanced laparoscopic surgical platform. The Senhance System has been granted a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery, but is not available for sale in the U.S. The SurgiBot System is not available for sale in any market.

The Senhance System is a multi-port robotic surgery system which allows multiple arms to control robotic instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement. The system replicates laparoscopic motion that is familiar to experienced surgeons, and features three-dimensional high definition (“3DHD”) vision technology. The Senhance System also offers responsible economics to hospitals by offering robotic technology with reusable instruments with minimal additional costs per surgery.

The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. In June 2015, the Company submitted a 510(k) application to the FDA for the SurgiBot System. On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data and information submitted by TransEnterix in the 510(k) submission. As a result, the Company has reprioritized its near-term regulatory efforts to focus on the 510(k) submission for the Senhance System. Consequently, in May 2016, the Company implemented a restructuring plan. See Note 14 to the consolidated financial statements for further details regarding the restructuring.

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

On September 18, 2015, the Company entered into a Membership Interest Purchase Agreement, (the “Purchase Agreement”) with SOFAR S.p.A., (“SOFAR”) as seller, Vulcanos S.r.l. (“Vulcanos”), as the acquired company, and TransEnterix International, Inc. (“TransEnterix International”), a direct, wholly owned subsidiary of the Company which was incorporated in September 2015, as buyer. The closing of the transactions occurred on September 21, 2015 (the “Closing Date”) pursuant to which the Company acquired all of the membership interests of Vulcanos from SOFAR (now known as the “Senhance Acquisition”), and changed the name of Vulcanos to TransEnterix Italia S.r.l (“TransEnterix Italia”). The Senhance Acquisition included all of the assets, employees and contracts related to the Senhance System. See Note 3 for a description of the related transactions.

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and includes TransEnterix International, TransEnterix Italia, TransEnterix Europe S.Á.R.L, TransEnterix Europe S.Á.R.L, Bertrange, Swiss Branch, Lugano and TransEnterix Asia PTE. LTD. after giving effect to the Senhance Acquisition, the term “SafeStitch” refers to the historic business of SafeStitch Medical, Inc. prior to the Merger, and the term “TransEnterix Surgical” refers to the historic business of TransEnterix Surgical, Inc. prior to the Merger.

The Company operates in one business segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  The accompanying Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.Á.R.L, TransEnterix Europe S.Á.R.L, Bertrange, Swiss Branch, Lugano and TransEnterix Asia PTE. LTD. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of approximately $288.9 million as of September 30, 2016, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

Cash and Cash Equivalents and Restricted Cash

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

Restricted cash at September 30, 2016 includes $10.0 million in a money market account, held in connection with the Company’s notes payable and $353,000 in cash accounts held as collateral primarily under the terms of an office operating lease.

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, interest receivable, accounts payable, and certain accrued expenses at September 30, 2016 and December 31, 2015, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance approximates fair value as of September 30, 2016 and December 31, 2015 as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

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

The Company’s accounts receivable are derived from net revenue to customers and distributors located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had one customer who constituted 100% of the Company’s net accounts receivable at September 30, 2016 and December 31, 2015.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectable accounts. The allowance for uncollectible accounts was determined based on historical collection experience.

Inventories

Inventories are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets. The Company’s classification of long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months.

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

2. Summary of Significant Accounting Policies (Continued)

In-Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The IPR&D was acquired on September 21, 2015. No impairment existed at September 30, 2016 and December 31, 2015.

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

Translation of Foreign Currencies

The functional currency of the Company’s operational foreign subsidiaries is Euros. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for a subsidiary using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.

2. Summary of Significant Accounting Policies (Continued)

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016 and 2015 were not significant.

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

Risk and Uncertainties

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; its ability to successfully integrate the Senhance System into its business; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, Italy, other countries in the European Union, and other countries in which the Company intends to operate; its ability to attract and retain key management, marketing and scientific personnel; competition from new entrants; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

Revenue Recognition

The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is presented net of taxes collected from customers that are remitted to government authorities. The Company generally recognizes revenue at the following points in time:

•System sales. For systems sold directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon customer acknowledgment of delivery or installation, depending on the terms of the arrangement. The Senhance Systems are delivered with a software component. However, because the software and non-software elements function together to deliver the system’s essential functionality, the Company's arrangements are excluded from being accounted for under software revenue recognition guidance.

•Instruments and accessories. Revenue from sales of instruments and accessories is generally recognized at the time of shipment.

•Service. Service revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.

2. Summary of Significant Accounting Policies (Continued)

The Company's system sale arrangements contain multiple elements including a system(s), instruments, accessories, and system service. The Company generally delivers all of the elements, other than service, within days of entering into the system sale arrangement. Each of these elements is a separate unit of accounting. System accessories, instruments, accessories and service are also sold on a stand-alone basis.

For multiple-element arrangements, revenue is allocated to each unit of accounting based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence of fair value (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“BESP”) when VSOE and TPE do not exist.

The Company’s system sale arrangements generally include a one-year period of free service, and the right for the customer to purchase service annually thereafter. The revenue allocated to the free service period is deferred and recognized ratably over the free service period. Deferred revenue was primarily comprised of deferred revenue related to service contracts for the periods presented.

Because the Company has neither VSOE nor TPE for its systems, the allocation of revenue is based on BESP for the systems sold. The objective of BESP is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines BESP for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews BESP and maintains internal controls over establishing and updating these estimates.

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

Stock-Based Compensation

The Company follows ASC 718 (“Stock Compensation”) and ASC 505-50 (“Equity-Based Payments to Non-employees”), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. For awards granted to non-employees, the Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $3,858,000 and $2,388,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 53% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2016. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, in-process research and development, other current assets and inventory of $93.3 million at September 30, 2016, associated with the Senhance Acquisition in September 2015. Total assets outside of the U.S. excluding goodwill amounted to 37% of total consolidated assets at September 30, 2016.

Impact of Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” which addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The guidance becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated statement of cash flows.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as financing activities. Entities may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, however, an entity that elects early adoption must adopt all amendments under the new standard in the same period. The Company is currently evaluating the impact of the amended guidance on our consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.

2. Summary of Significant Accounting Policies (Continued)

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

3. Acquisition of Senhance Surgical Robotic System

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from SOFAR, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System and changed the name of the acquired company from Vulcanos S.r.l. to TransEnterix Italia S.r.l.

Under the terms of the Purchase Agreement, the consideration consisted of the issuance of 15,543,413 shares of the Company’s common stock (the “Securities Consideration”) and approximately $25.0 million U.S. Dollars and €27.5 million Euro in cash consideration (the “Cash Consideration”). The Securities Consideration was issued in full at the closing of the Senhance Acquisition; the Cash Consideration was or will be paid in four tranches, as follows:

(1) $25.0 million of the Cash Consideration was paid at closing;

(2) The second tranche of the Cash Consideration (the “Second Tranche”) of €10.0 million shall be payable after the achievement of both of the following milestones (i) the earlier of approval from the FDA for the Senhance System or December 31, 2016, and (ii) the Company having cash on hand of at least $50.0 million, or successfully completing a financing, raising at least $50.0 million in gross proceeds; with payment of simple interest at a rate of 9.0% per annum between the achievement of the first milestone event and the payment date;

(3) The third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter; and

(4) The fourth tranche of the Cash Consideration of €2.5 million shall be payable by December 31, 2016 as reimbursement for certain debt payments made by SOFAR under an existing SOFAR loan agreement.

The Third Tranche will be payable even if the Second Tranche is not then payable. In addition, the Second Tranche and Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System.

Under the Purchase Agreement, 10% of the Securities Consideration was being held in escrow to support SOFAR’s representations and warranties under the Purchase Agreement. In accordance with a related escrow agreement, the escrowed shares were released in September 2016. The Company, a subsidiary and SOFAR also entered into a Security Agreement, which provides that 10% of the membership interests of TransEnterix Italia have a lien placed thereon by and in favor of SOFAR to support the Company’s representations and warranties under the Purchase Agreement. The security interest period is twenty-four months after the closing of the Senhance Acquisition.

The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.

In connection with the Senhance Acquisition, the Company also entered into a Registration Rights Agreement, dated as of September 21, 2015, with SOFAR, pursuant to which the Company agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below. The resale registration statement has been filed and is effective, pending lapse of the lock-up restrictions as described below.

3. Acquisition of Senhance Surgical Robotic System (Continued)

In connection with the Senhance Acquisition, SOFAR entered into a Lock-Up Agreement with the Company pursuant to which SOFAR agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. On September 21, 2016, fifty percent of the Securities Consideration was released from the lock-up restrictions and is eligible to be resold under the effective resale registration statement.  With respect to the remaining fifty percent of the Securities Consideration, the Lock-up Agreement provides that an additional twenty-five percent of the Securities Consideration remains locked-up until the eighteen-month anniversary of the Closing Date, and the remaining twenty-five percent of the Securities Consideration remains locked-up until the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to all of the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions.

The Senhance Acquisition was accounted for as a business combination utilizing the methodology prescribed in ASC 805. The purchase price for the Senhance Acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The Senhance Acquisition-date fair value of the consideration is as follows (in thousands, except for per share amounts):

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

The Company allocated $48.5 million of the purchase price to identifiable intangible assets of intellectual property that met the separability and contractual legal criterion of ASC 805. The intellectual property is being amortized using the straight-line method over 7 years.

IPR&D is principally the estimated fair value of the Senhance System technology which had not reached commercial technological feasibility nor had alternative future use at the time of the acquisition and therefore the Company considered IPR&D, with assigned values to be allocated among the various IPR&D assets acquired.

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

3. Acquisition of Senhance Surgical Robotic System (Continued)

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

4. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Cash	$2,366	$1,666
Money market	40,152	36,783
Total cash and cash equivalents	$42,518	$38,449
Restricted cash	$10,353	$—
Total	$52,871	$38,449

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

The carrying values of accounts receivable, inventories, interest receivable, accounts payable, and certain accrued expenses at September 30, 2016 and December 31, 2015, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of September 30, 2016 and December 31, 2015, as they were modified in the third quarter of 2015.

5. Fair Value (Continued)

The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2016
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$42,518	$—	$—	$42,518
Restricted cash	10,353	—	—	10,353
Total Assets measured at fair value	$52,871	$—	$—	$52,871
Liabilities measured at fair value
Contingent consideration	$—	$—	$25,200	$25,200
Total liabilities measured at fair value	$—	$—	$25,200	$25,200

	December 31, 2015
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$38,449	$—	$—	$38,449
Total Assets measured at fair value	$38,449	$—	$—	$38,449
Liabilities measured at fair value
Contingent consideration	$—	$—	$23,500	$23,500
Total liabilities measured at fair value	$—	$—	$23,500	$23,500

The Company’s financial liabilities consisted of contingent consideration potentially payable to SOFAR related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $1,700,000 for the nine months ended September 30, 2016 was primarily due to the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 as of September 21, 2015, December 31, 2015, and September 30, 2016:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2016 to 2017
		Discount rate Probability of occurrence	7.5% to 9.0% 100%

5. Fair Value (Continued)

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the nine months ended September 30, 2016:

Fair Value Measurement at Reporting Date (Level 3)
(In thousands)
(unaudited)
Balance at December 31, 2015	$23,500
Change in fair value	1,700
Balance at September 30, 2016	$25,200
Current portion	11,325
Long-term portion	13,875
Balance at September 30, 2016	$25,200

6. Accounts Receivable, Net

The following table presents the components of accounts receivable:

	September 30,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Gross accounts receivable	$968	$76
Allowance for uncollectible accounts	(78)	—
Total accounts receivable, net	$890	$76
Short-term portion	$616	$76
Long-term portion	274	—
Total accounts receivable	$890	$76

7. Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Finished goods	$2,250	$2,704
Raw materials	—	1,928
Total inventories	$2,250	$4,632
Short-term portion	$2,250	$3,923
Long-term portion	—	709
Total inventories	$2,250	$4,632

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and wrote down inventory related to the SurgiBot System.  The write down of inventory of $2.6 million is included in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016.  There were no such write-downs for the nine month periods ended September 30, 2015.

8. Other Current Assets

The following table presents the components of other current assets:

	September 30,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Advances to vendors	$5,714	$5,403
Prepaid expenses	2,060	750
Other receivables	375	536
Total	$8,149	$6,689

9. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Machinery and manufacturing equipment	$6,357	$5,846
Computer equipment	2,052	1,875
Furniture	448	374
Leasehold improvements	1,898	1,700
Total property and equipment	10,755	9,795
Accumulated depreciation and amortization	(6,141)	(5,387)
Property and equipment, net	$4,614	$4,408

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and disposed of certain long-lived assets, primarily equipment and fixtures related to the SurgiBot System.  The disposal of long-lived assets of $1.0 million is included as a component of restructuring and other charges in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016.  There were no such disposals for the nine months ended September 30, 2015.

Depreciation expense was $1,498,000 and $802,000 for the nine months ended September 30, 2016 and 2015, respectively.

10. Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, and goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the nine months ended September 30, 2016 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2015	$130,869
Foreign currency translation impact	863
Impairment loss	(61,784)
Balance at September 30, 2016	$69,948

10. Goodwill, In-Process Research and Development and Intellectual Property (Continued)

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

In-Process Research and Development

As described in Note 3, on September 21, 2015, the Company acquired all of the assets related to the Senhance System and recorded $17.1 million of IPR&D. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 45% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended September 30, 2016 is as follows:

In-Process Research and Development (In thousands)
(unaudited)
Balance at December 31, 2015	$16,511
Foreign currency translation impact	461
Balance at September 30, 2016	$16,972

Intellectual Property

In 2009, the Company purchased certain patents from an affiliated company for $5.0 million in cash and concurrently terminated a license agreement related to the patents. The patent expiration dates begin in 2027. In addition, as described in Note 3, on September 21, 2015, the Company acquired all of the developed technology related to the Senhance System and recorded $48.5 million of intellectual property. The estimated fair value of the intellectual property was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 45% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and wrote-off certain intellectual property consisting of patents related to the SurgiBot System.  The write-off of intellectual property of $1.6 million is included as a component of restructuring and other charges in the accompanying consolidated statements of operations and comprehensive losses for the nine months ended September 30, 2016.  There were no such write offs for the nine months ended September 30, 2015.

10. Goodwill, In-Process Research and Development and Intellectual Property (Continued)

The components of gross intellectual property, accumulated amortization, and net intellectual property as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016					December 31, 2015
	(In thousands)					(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Write-off	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Patents	$5,000	$(3,438)	$—	$(1,562)	$—	$5,000	$(3,259)	$—	$1,741
Developed technology	48,500	(6,803)	(437)	—	41,260	48,500	(1,672)	(1,671)	45,157
Total intellectual property	$53,500	$(10,241)	$(437)	$(1,562)	$41,260	$53,500	$(4,931)	$(1,671)	$46,898

11. Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 5.1% for the year ending December 31, 2016. This rate does not include the impact of any discrete items.  The Company incurred losses for the three and nine month periods ended September 30, 2016 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S. operations and accordingly a full valuation allowance has been recorded related to the net deferred tax asset in that jurisdiction. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded as a component of purchase accounting as of the acquisition date. The deferred tax benefit during the nine months ended September 30, 2016 of approximately $4.7 million includes an immaterial adjustment of approximately $1.7 million to the deferred tax liability of TransEnterix Italia which relates to a change in the Italian income tax rate in December 2015.

There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

The Company’s effective tax rate for each of the nine month periods ended September 30, 2016 and 2015 was 4.3% and 0%, respectively. The effective tax rate for September 30, 2016 includes the tax effect of the Company’s goodwill impairment charge, which is being treated as a discrete item for the quarter ending June 30, 2016.   At September 30, 2016, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

12. Accrued Expenses

The following table presents the components of accrued expenses:

	September 30,	December 31,
	2016	2015
	(In thousands)
	(unaudited)
Taxes and other assessments	$3,220	$3,112
Compensation and benefits	1,718	2,492
Interest and final payment fee	881	411
Deferred rent	301	278
Consulting and other vendors	776	553
Legal and professional fees	226	268
Restructuring charges	49	—
Other	75	281
Total	$7,246	$7,395

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

13. Notes Payable (Continued)

Further, under the Second Amendment, the Lenders consented to the formation of TransEnterix International, the entry of the Company into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. The Company agreed to pledge 100% of the common stock of TransEnterix International as additional security for the borrowings under the Amended and Restated Loan Agreement, as amended. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the Amended and Restated Loan Agreement. This provision for the transfer of designated amount was amended on November 13, 2015 with the Third Amendment to the Amended and Restated Loan Agreement. On April 19, 2016, the Company and its U.S. subsidiaries entered into the Consent and Fourth Amendment to the Loan Agreement (the “Fourth Amendment”) pursuant to which TransEnterix International, joined the Loan Agreement and the existing promissory notes as a co-borrower thereunder and pledged, as collateral for the obligations under the Loan Agreement, substantially all of its non-intellectual property assets, including up to 65% of the equity interests owned by TransEnterix International in TransEnterix Europe S.Á.R.L, a wholly owned subsidiary of TransEnterix International. On September 7, 2016, the Company and its U.S. subsidiaries entered into the Fifth Amendment to the Loan Agreement (the “Fifth Amendment”). The Fifth Amendment provides more flexibility to the Company with respect to its intercompany activities with its foreign subsidiaries and adds an affirmative covenant requiring the Company to maintain a $10.0 million cash balance in accounts held with the Lender. Cash amounts related to this requirement are included in restricted cash on the consolidated balance sheet.

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

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that the debt refinancings on August 14, 2015, September 18, 2015, April 19, 2016 and September 7, 2016 were considered to be debt modifications. Additionally, during the third quarter of 2015, the Company adopted ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The Company recorded a debt discount of approximately $210,000 for these two amendments. Accordingly, the unamortized debt discount is presented as a reduction of the related debt liability in the Company’s balance sheet. In accordance with ASU 2015-03, this adopted guidance was applied retrospectively. The debt discount will be amortized over the life of the new debt agreement using the effective interest method into interest expense, net.

In connection with the issuance of the notes payable and its amendments, TransEnterix Surgical incurred approximately $371,000 in debt issuance costs paid to lenders and third parties and $280,000 in debt issuance costs related to issuance of warrants to the lenders. The unamortized balance of $143,000 as of September 30, 2016 will be amortized using the effective interest method.

14. Restructuring

On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data submitted in the 510(k) submission. As a result, the Company has reprioritized its efforts to focus on the commercialization of and regulatory clearance for the Senhance System. Consequently, in May 2016, the Company implemented a restructuring plan.  Under the restructuring plan, the Company reduced headcount, discontinued efforts on the SurgiBot System, and cancelled certain contracts.  The restructuring charges amounted to $5.7 million, of which $2.6 million was included as inventory write down related to restructuring and $3.1 million was included as restructuring and other charges in the consolidated statements of operations and comprehensive loss, during the second quarter of 2016.

The restructuring and other charges of $3.1 million included: (i) $0.5 million to be paid in cash, of which $0.4 million related to employee severance costs and $0.1 million related to cancellation of certain contracts; and (ii) $2.6 million for other non-cash charges, of which $1.0 million related to the disposal of long-lived assets for the abandonment of certain equipment and tooling directly relating to the SurgiBot System and $1.6 million related to the write-off of intellectual property for certain patents also relating to the SurgiBot System. The Company does not anticipate additional restructuring charges in 2016.  The total future payments under the restructuring plan as of September 30, 2016 included in accrued expenses in the consolidated balance sheet as of September 30, 2016 are $49,000.

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

On February 9, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2016 Sales Agreement”) with Cantor, as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $43.6 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2016 Sales Agreement. Unless otherwise terminated earlier, the 2016 Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the 2015 Sales Agreement and 2016 Sales Agreement for the periods indicated (in thousands, except per share amounts):

	2015 Sales Agreement		2016 Sales Agreement
	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2016
Total shares of common stock sold	5,710.2	2,014.3	8,763.4
Average price per share	$3.23	$3.25	$4.70
Gross proceeds	$18,454	$6,546	$41,156
Commissions earned by Cantor	$553	$197	$1,235
Other issuance costs	$—	$259	$185

On April 14, 2014, the Company sold 12,500,000 shares of common stock at a public offering price of $4.00 per share for aggregate gross proceeds of $50.0 million in an underwritten firm commitment public offering. Certain of the Company’s existing stockholders that are affiliated with certain of the Company’s directors purchased $10.0 million of common stock in the public offering. The closing of the public offering occurred on April 21, 2014. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,875,000 shares of Common Stock to cover over-allotments. On April 30, 2014, the underwriters exercised a portion of their over-allotment option to acquire an additional 1,610,000 shares at the public offering price of $4.00 per share for aggregate additional gross proceeds of $6.4 million. The purchase of the over-allotment shares closed on May 5, 2014. Total proceeds were $52.4 million, net of issuance costs of $4.0 million. The common stock was offered and sold pursuant to the Shelf Registration Statement filed in January 2014 (the “January 2014 Shelf Registration Statement”), which was declared effective on April 2, 2014. The January 2014 Shelf Registration Statement allowed the Company to raise up to $100.0 million through the sale of debt securities, common stock, preferred stock, warrants, or any combination thereof. As of September 30, 2016, the Company had $71.2 million available for future financings under such shelf registration statements.

16. Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the nine months ended September 30, 2016 and 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock would be anti-dilutive.

17. Related Person Transactions

Synergy Life Science Partners, L.P. and Synecor, LLC collectively owned approximately 5% and 6% of the Company’s common stock at September 30, 2016 and 2015, respectively. A member of the Company’s Board of Directors is managing partner of Synergy Life Science Partners, L.P. and an executive officer of Synecor, LLC. Various research and development services were purchased by the Company from Synecor LLC and its wholly owned subsidiary Synchrony Labs LLC pursuant to arms’ length terms approved by the Audit Committee and totaled approximately $5,000 and $434,000 for the nine months ended September 30, 2016 and 2015, respectively.

On September 18, 2015, TransEnterix Italia entered into a six month service agreement for administrative expenses and rent with SOFAR, a shareholder that owned approximately 13.5% and 15.5% of the Company’s common stock at September 30, 2016 and 2015, respectively. Expenses under this agreement were approximately $162,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

18. Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. The maximum amount of the aggregate milestone payments could be €27.5 million. As of September 30, 2016, the fair value of the contingent consideration was $25.2 million.

Legal Proceedings

On June 2, 2016 a stockholder filed a putative class action complaint, Ashok V. Bankley, individually and on behalf of all others similarly situated vs. TransEnterix, Inc., Todd M. Pope and Joseph P. Slattery, in the United States District Court for the Eastern District of North Carolina (Case No. 5:16-cv-00313-D) (the “Initial Complaint”), against the Company and two of its executive officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between February 10, 2016 and May 10, 2016.  On August 4, 2016, the defendants filed a motion to dismiss the Initial Complaint for failure to state a claim under the securities laws.   On August 30, 2016, the court appointed Randall Clark, Samir Patel, the Underhill Cemetery Association, and the North Underhill Cemetery Association as the lead plaintiffs in the Initial Complaint, and also provided the plaintiffs an opportunity to amend the Initial Complaint.  On September 26, 2016, the lead plaintiffs filed an Amended Complaint.  Among other things, the Amended Complaint asserts revised claims against the Company and Messrs. Pope and Slattery, and adds claims against certain current and former members of the Company’s Board of Directors, and Cantor Fitzgerald & Co., the sales agent under the 2016 Sales Agreement, under which the Company offered and sold, through Cantor, shares of common stock in its 2016 ATM Offering.  The Amended Complaint alleges that the defendants made false and misleading public statements related to the Company's SurgiBot System and its 510(k) application in violation of certain federal securities laws.  The Amended Complaint seeks class certification of a class consisting of all persons who purchased or otherwise acquired the Company’s common stock between February 10, 2016 and May 10, 2016, class certification of a subclass of persons who purchased or otherwise acquired the Company’s common stock in connection with the 2016 ATM Offering between February 9, 2016 and April 19, 2016, unspecified monetary damages, costs, and attorneys’ fees.  On November 8, 2016, the defendants moved to dismiss the Amended Complaint.

On June 9, 2016, a different stockholder filed another putative class action complaint, Thomas Ravey, individually and on behalf of all others similarly situated vs. TransEnterix, Inc., Todd M. Pope and Joseph P. Slattery, in the United States District Court for the Middle District of North Carolina (Case No. 1:16-cv-599) (the “Ravey Action”).  The Ravey Action asserted substantially similar claims against the same defendants and seeks substantially similar relief as the Initial Complaint.  On August 4, 2016, the plaintiff in the Ravey Action voluntarily dismissed the Ravey Action.

18. Commitments and Contingencies (Continued)

On July 8, 2016, a stockholder filed a putative derivative complaint, Otto Pikal v. Todd M. Pope, et al., in the General Court of Justice, Superior Court Division, Wake County, North Carolina (case number 16CV008930), on behalf of the Company against certain of our current officers and directors.  The complaint alleges, among other things, that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders relating to the Company’s SurgiBot System and its 510(k) application in violation of certain federal securities laws and by failing to ensure that the Company maintained adequate internal controls.  The complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to improve its corporate governance and to protect the Company and its stockholders from future wrongdoing such as that alleged in the complaint. On September 29, 2016, the court entered an order staying the litigation pending resolution of the motion to dismiss the Amended Complaint in the Bankley Action.

On April 25, 2016, Intuitive Surgical, Inc. and its French subsidiary, Intuitive Surgical SAS (collectively, “Intuitive”), brought a request for unilateral measures of enquiry in front of the President of the Commercial Court of Toulon (France) (the “President”) against two employees of TransEnterix International, Inc. alleging that the company, through these two employees, engaged in acts of unfair competition. On May 3, 2016, the President rendered an order granting Intuitive’s request for unilateral measures of enquiry with respect to its allegations (the “Order”). On June 28, 2016, TransEnterix International filed a writ challenging the Order and requesting that it be withdrawn by the President. On September 7, 2016, the President rendered his decision on TransEnterix International’s challenge (the “Ruling”) and ruled in favor of TransEnterix International.  Under the Ruling, the Intuitive unilateral measures of enquiry were declared to be unjustified and the Order was withdrawn. The President also declared that the Ruling was provisionally enforceable. Intuitive has filed an appeal against the Ruling (the “Appeal”) with the Court of Appeal of Aix-en-Provence (France). No hearing date for the Appeal has yet been noticed.  In addition, because Intuitive did not comply with the Ruling, TransEnterix International filed a dismissal request against the Appeal with the same Court of Appeal (the “Dismissal Request”). A hearing has been scheduled on January 3, 2017 with respect to the Dismissal Request.

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

Overview

TransEnterix, Inc. (the “Company,” “we” or “us”) is a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. We are focused on the commercialization and further development of our Senhance™ Surgical Robotic System (formerly known as the ALF-X ® Surgical Robotic System) (the “Senhance System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology. The Senhance System has been granted a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery, but is not available for sale in the U.S. We have also developed the SurgiBot™ System (the “SurgiBot System”), a single-port, robotically enhanced laparoscopic surgical platform. The SurgiBot System is not available for sale in any market.

The Senhance System is a multi-port robotic surgery system which allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement. The system replicates laparoscopic motion that is familiar to experienced surgeons, and integrates three-dimensional high definition (“3DHD”) vision technology. The Senhance System also offers responsible economics to hospitals by offering robotic technology with reusable instruments thereby reducing additional costs per surgery when compared to other robotic solutions.

The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. In June 2015, the Company submitted a 510(k) application to the FDA for the SurgiBot System. On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data and information submitted by TransEnterix in the 510(k) submission.

Our current strategy is to focus our resources on the commercialization of and regulatory clearance for the Senhance System. After recent interactions with the FDA, a new 510(k) application would need to be submitted in order to obtain clearance for the SurgiBot System. Based on this fact, we have evaluated the operational and financial feasibility of pursuing two 510(k) applications in parallel and have elected to primarily focus our near term efforts on the 510(k) submission for the Senhance System.

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

Since inception, we have been unprofitable. As of September 30, 2016 we had an accumulated deficit of $288.9 million.

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

The following table summarizes the total sales under the 2015 Sales Agreement and 2016 Sales Agreement for the periods indicated (in thousands, except per share amounts):

	2015 Sales Agreement		2016 Sales Agreement
	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2016
Total shares of common stock sold	5,710.2	2,014.3	8,763.4
Average price per share	$3.23	$3.25	$4.70
Gross proceeds	$18,454	$6,546	$41,156
Commissions earned by Cantor	$553	$197	$1,235
Other issuance costs	$—	$259	$185

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

Senhance Acquisition and Related Transactions

Membership Interest Purchase Agreement

On September 21, 2015, the Company announced that it had entered into a Membership Interest Purchase Agreement, dated September 18, 2015 (the “Purchase Agreement”) with SOFAR S.p.A., (the “Seller”), Vulcanos S.r.l., as the acquired company, and TransEnterix International, Inc., a wholly owned subsidiary of the Company (the “Buyer”). The closing of the transactions contemplated by the Purchase Agreement occurred on September 21, 2015 (the “Closing Date”) pursuant to which the Buyer acquired all of the membership interests of the acquired company from the Seller, and changed the name of the acquired company to TransEnterix Italia S.r.l (“TransEnterix Italia”). On the Closing Date, pursuant to the Purchase Agreement, the Company completed the strategic acquisition from SOFAR S.p.A. of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System (the “Senhance Acquisition”).

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

Registration Rights and Lock-Up Agreements

In connection with the Senhance Acquisition, we also entered into a Registration Rights Agreement, dated as of September 21, 2015, with the Seller, pursuant to which we agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below. The resale Registration Statement has been filed and is effective, pending lapse of the lock-up restrictions described below.

In connection with the Senhance Acquisition, SOFAR entered into a Lock-Up Agreement with us pursuant to which SOFAR agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. On September 21, 2016, fifty percent of the Securities Consideration was released from the lock-up restrictions and is eligible to be resold under the effective resale registration statement.  With respect to the remaining fifty percent of the Securities Consideration, the Lock-up Agreement provides that an additional twenty-five percent of the Securities Consideration remains locked-up until the eighteen-month anniversary of the Closing Date, and the remaining twenty-five percent of the Securities Consideration remains locked-up until the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to all of the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions.

Amendment to Loan Agreement

In connection with entry into the Purchase Agreement, we sought the consent of Silicon Valley Bank (“SVB”), as a Lender, and Oxford Finance LLC (“Oxford”), as Lender and Collateral Agent under our existing Amended and Restated Loan and Security Agreement, dated as of September 26, 2014, as amended by the First Amendment, dated August 14, 2015 (collectively, the “Loan Agreement”), and entered into the Consent and Second Amendment to Amended and Restated Loan Agreement (the “Second Amendment”). Under the Second Amendment, the Lenders and Collateral Agent consented to the formation of the Buyer, the entry of the Company and Buyer entering into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. We agreed to pledge 100% of the common stock of the Buyer as additional security for the borrowings under the Loan Agreement. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the Loan Agreement. Further, the Second Amendment modified the period in which we could make interest-only payments on the term loans until January 31, 2016. On April 19, 2016, the Company and its U.S. subsidiaries entered into the Consent and Fourth Amendment to the Loan Agreement (the “Fourth Amendment”) pursuant to which TransEnterix International, joined the Loan Agreement and the existing promissory notes as a co-borrower thereunder and pledged, as collateral for the obligations under the Loan Agreement, substantially all of its non-intellectual property assets, including up to 65% of the equity interests owned by TransEnterix International in TransEnterix Europe S.á.r.l., a wholly owned subsidiary of TransEnterix International. On September 7, 2016, the Company and its U.S. subsidiaries entered into the Fifth Amendment to the Loan Agreement (the “Fifth Amendment”). The Fifth Amendment provides more flexibility to the Company with respect to its intercompany activities with its foreign subsidiaries and adds an affirmative covenant requiring the Company to maintain a $10.0 million cash balance in accounts held with the Lender

2013 Merger Transaction

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

Results of Operations

Our results of operations include the acquired SafeStitch operations from the Merger date, September 3, 2013, forward and the operations of TransEnterix Italia from the Senhance Acquisition date of September 21, 2015 forward.

Revenue

In the third quarter of 2016, our revenue consisted of product and service revenue resulting from the sale in Europe of a Senhance System, instruments and accessories, and related services. We recognize revenue when persuasive evidence that an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectability is reasonably assured. Amounts billed in excess of the associated revenue recognized are deferred.

We expect to experience some unevenness in the number and trend, and average selling price, of units sold on a quarterly basis given the early stage of commercialization of our products.

Product and service revenue for the three and nine months ended September 30, 2016 increased to $1.5 million. This increase was the result of the sale of one Senhance System during the quarter, after allowing for the associated deferred revenue.

Cost of Revenue

Cost of revenues consists primarily of costs related to contract manufacturing, materials, and manufacturing overhead. We expense all inventory provisions as cost of revenues. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. We expect cost of revenues to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Cost of revenue for the three and nine months ended September 30, 2016 increased to $1.0 million, primarily representing the fair value of the system determined using the acquisition method of accounting at the acquisition date. This increase over the prior year period was the result of the costs recognized in connection with the sale of one Senhance System during the quarter.

Research and Development

Research and development (“R&D”) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to remain consistent or be modestly higher as we continue to invest in basic research, clinical studies, product development and intellectual property supporting the evolution of our Senhance System. R&D expenses are expensed as incurred.

R&D expenses for the three months ended September 30, 2016 and 2015 remained relatively consistent at $7.0 million. These expenses included decreased supplies expense of $2.3 million and decreased personnel related costs of $0.6 million, offset by increased preclinical lab expense of $2.4 million and increased other expenses of $0.5 million.

R&D expenses for the nine months ended September 30, 2016 increased to $21.8 million as compared to $21.1 million for the nine months ended September 30, 2015. The $0.7 million increase resulted primarily from increased preclinical lab expense of $2.5 million, increased personnel related costs of $1.0 million, increased facility costs of $0.8 million, and increased stock compensation costs of $0.7 million offset by decreased supplies expense of $2.6 million and decreased contract engineering services, consulting and other outside services of $1.7 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to increase significantly in 2016 in support of our Senhance System product launch.

Sales and marketing expenses for the three months ended September 30, 2016 increased to $2.6 million compared to $0.4 million for the three months ended September 30, 2015. The $2.2 million increase was primarily related to increased personnel related costs of $1.0 million, increased depreciation expense $0.5 million, increased travel related expenses of $0.3 million, and increased other costs of $0.4 million.

Sales and marketing expenses for the nine months ended September 30, 2016 increased to $5.6 million compared to $1.2 million for the nine months ended September 30, 2015. The $4.4 million increase was primarily related to increased personnel related costs of $1.8 million, increased travel related expenses of $0.6 million, increased depreciation expense $0.4 million, increased tradeshow costs of $0.4 million, increased consulting costs of $0.4 million, and increased other costs of $0.8 million.

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

General and administrative expenses for the three months ended September 30, 2016 increased to $2.8 million compared to $1.8 million for the three months ended September 30, 2015. The $1.0 million increase was primarily due to increased legal, accounting, and investor relation fees and other public company costs of $0.6 million, increased stock compensation costs of $0.2 million and increased other costs of $0.2 million.

General and administrative expenses for the nine months ended September 30, 2016 increased to $7.9 million compared to $5.6 million for the nine months ended September 30, 2015. The $2.3 million increase was primarily due to increased legal, accounting, and investor relation fees and other public company costs of $1.2 million, increased personnel costs of $0.5 million, increased stock compensation costs of $0.4 million, and increased other costs of $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2016 increased to $1.7 million compared to $0.3 million for the three months ended September 30, 2015. The $1.4 million increase was primarily the result of amortization of developed technology related to the acquisition of the Senhance System on September 21, 2015.

Amortization of intangible assets for the nine months ended September 30, 2016 increased to $5.3 million compared to $0.6 million for the nine months ended September 30, 2015. The $4.7 million increase was primarily the result of amortization of developed technology related to the acquisition of the Senhance System on September 21, 2015.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a reduction of $0.1 million for the three months ended September 30, 2016 primarily related to the impact of foreign currency exchange rates.

The change in fair value of contingent consideration in connection with the Senhance Acquisition was an increase of $1.7 million for the nine months ended September 30, 2016 primarily related to the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates.

Inventory write-down related to restructuring

On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data submitted in the 510(k) submission. As a result, we reprioritized our near-term regulatory efforts to the 510(k) submission for the Senhance System. Consequently, in May 2016, the Company implemented a restructuring plan.  Under this plan, we recorded a $2.6 million write-down of inventory related to the SurgiBot System.

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

Other expense for the three months ended September 30, 2016 increased to $0.5 million compared to $0.4 million for the three months ended September 30, 2015. The $0.1 million increase was primarily related to the increase in notes payable of approximately $10.0 million in August 2015.

Other expense for the nine months ended September 30, 2016 increased to $1.4 million compared to $1.0 million for the nine months ended September 30, 2015. The $0.4 million increase was primarily related to the increase in notes payable of approximately $10.0 million in August 2015.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $1.0 million and $4.7 million of income tax benefit for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of September 30, 2016, we had an accumulated deficit of $288.9 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

We currently have two effective shelf registration statements on file with the SEC, each of which were initially filed to register up to $100.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. In March 2016, the November 2014 shelf registration statement was increased by $50.0 million. From April 2014 through June 2016, we have raised $178.8 million in gross proceeds and approximately $168.4 million in net proceeds under such shelf registration statements through public offerings of our securities. As of September 30, 2016 we had $71.2 million available for future financings under such shelf registration statements, including approximately $2.4 million available under the 2016 ATM Offering.

At September 30, 2016, we had cash and cash equivalents of approximately $42.5 million.

Consolidated Cash Flow Data

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)
Net cash (used in) provided by
Operating activities	$(47,618)	$(24,575)
Investing activities	(878)	(25,728)
Financing activities	52,698	68,430
Effect of exchange rate changes on cash and cash equivalents	(133)	—
Net increase in cash and cash equivalents	$4,069	$18,127

Operating Activities

For the nine months ended September 30, 2016, cash used in operating activities of $47.6 million consisted of net loss of $106.0 million and cash used for working capital of $16.4 million, offset by non-cash items of $74.8 million. The non-cash items primarily consisted of $61.8 million goodwill impairment, $2.6 million inventory write-down related to restructuring, $2.6 million non-cash restructuring and other charges, $3.9 million of stock-based compensation expense, $1.5 million of depreciation, $5.3 million of amortization, and $1.7 million change in fair value of contingent consideration, offset by $4.7 million deferred income tax benefit. The decrease in cash from changes in working capital included $10.4 million increase in restricted cash, $1.9 million increase in inventories, $1.9 million decrease in accounts payable, $1.3 million increase in other current and long term assets, $0.8 million increase in accounts receivable, and $0.2 million decrease in accrued expenses.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $0.9 million. This amount reflected the purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $52.7 million. This amount was primarily related to $57.6 million in proceeds from the issuance of common stock, net of issuance costs, partially offset by $5.0 million in payments of debt.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will not be sufficient to meet our anticipated cash needs through at least the next 12 months. We intend to spend substantial amounts on commercial activities, on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property, and on contingent consideration payments in connection with the acquisition of the Senhance System. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Cash and cash equivalents held by our foreign subsidiary totaled $1.7 million at September 30, 2016. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiary. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Loan Agreement

In connection with the Merger, in September we assumed and became the borrower under TransEnterix Surgical’s then outstanding credit facility (the “Loan Agreement”). We have entered into a number of amendment and restatements of the Loan Agreement since that time, including the Consent and Second Amendment (the “Second Amendment”) in connection with the Senhance Acquisition in September 2015. Under the Loan Agreement, as amended, our borrowing capacity is $20.0 million, all of which is borrowed under term loans. We have had periods of interest-only payments during the Loan Agreement, as amended. Under the Second Amendment we made interest-only payments at 7.5% per annum on the term loans until January 31, 2016. The Second Amendment has a maturity date of July 1, 2018.

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

Further, under the Second Amendment, the Lenders consented to the formation of TransEnterix International, the entry of the Company into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. We agreed to pledge 100% of the common stock of TransEnterix International as additional security for the borrowings under the Amended and Restated Loan Agreement, as amended. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the Amended and Restated Loan Agreement. This provision for the transfer of designated amount was amended on November 13, 2015 with the Third Amendment to the Amended and Restated Loan Agreement. The Fourth Amendment pursuant to which TransEnterix International joined the Loan Agreement and the existing promissory notes as a co-borrower thereunder and pledged, as collateral for the obligations under the Loan Agreement, substantially all of its non-intellectual property assets, including up to 65% of the equity interests owned by TransEnterix International in TransEnterix Europe S.á.r.l., a wholly owned subsidiary of International was entered into on April 19, 2016. On September 7, 2016, we and our U.S. subsidiaries entered into the Fifth Amendment to the Loan Agreement (the “Fifth Amendment”). The Fifth Amendment provides more flexibility to the Company with respect to its intercompany activities with its foreign subsidiaries and adds an affirmative covenant requiring the Company to maintain a $10.0 million cash balance in accounts held with the Lender.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on accounting for identifiable intangible assets and goodwill, business acquisitions, in-process research and development, contingent consideration, stock-based compensation, inventory, and revenue recognition.

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

Contingent Consideration

Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The fair value of the contingent consideration at each reporting date will be updated by reflecting the changes in fair value in our statement of operations.

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

Revenue Recognition

Our revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is presented net of taxes collected from customers that are remitted to government authorities. We generally recognize revenue at the following points in time:

•System sales. For systems sold directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon customer acknowledgment of delivery or installation, depending on the terms of the arrangement. The Senhance Systems are delivered with a software component. However, because the software and non-software elements function together to deliver the system’s essential functionality, our arrangements are excluded from being accounted for under software revenue recognition guidance.

•Instruments and accessories. Revenue from sales of instruments and accessories is generally recognized at the time of shipment.

•Service. Service revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.

Our system sale arrangements contain multiple elements including a system(s), instruments, accessories, and system service. We generally deliver all of the elements, other than service, within days of entering into the system sale arrangement. Each of these elements is a separate unit of accounting. System accessories, instruments, accessories and service are also sold on a stand-alone basis.

For multiple-element arrangements, revenue is allocated to each unit of accounting based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence of fair value (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“BESP”) when VSOE and TPE do not exist.

Our system sale arrangements generally include a one-year period of free service, and the right for the customer to purchase service annually thereafter. The revenue allocated to the free service period is deferred and recognized ratably over the free service period. Deferred revenue was primarily comprised of deferred revenue related to service contracts for the periods presented.

Because we have neither VSOE nor TPE for our systems, the allocation of revenue is based on BESP for the systems sold. The objective of BESP is to determine the price at which we would transact a sale, had the product been sold on a stand-alone basis. We determine BESP for our systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. We regularly review BESP and maintain internal controls over establishing and updating these estimates.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of September 30, 2016, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

On June 2, 2016, a stockholder filed a putative class action complaint, Ashok V. Bankley, individually and on behalf of all others similarly situated vs. TransEnterix, Inc., Todd M. Pope and Joseph P. Slattery, in the United States District Court for the Eastern District of North Carolina (Case No. 5:16-cv-00313-D) (the “Initial Complaint”), against the Company and two of its executive officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between February 10, 2016 and May 10, 2016.  On August 4, 2016, the defendants filed a motion to dismiss the Initial Complaint for failure to state a claim under the securities laws.   On August 30, 2016, the court appointed Randall Clark, Samir Patel, the Underhill Cemetery Association, and the North Underhill Cemetery Association as the lead plaintiffs in the Initial Complaint, and also provided the plaintiffs an opportunity to amend the Initial Complaint.  On September 26, 2016, the lead plaintiffs filed an Amended Complaint.  Among other things, the Amended Complaint asserts revised claims against the Company and Messrs. Pope and Slattery, and adds claims against certain current and former members of the Company’s Board of Directors, and Cantor Fitzgerald & Co., the sales agent under the 2016 Sales Agreement, under which the Company offered and sold, through Cantor, shares of common stock in its 2016 ATM Offering.  The Amended Complaint alleges that the defendants made false and misleading public statements related to the Company's SurgiBot System and its 510(k) application in violation of certain federal securities laws.  The Amended Complaint seeks class certification of a class consisting of all persons who purchased or otherwise acquired the Company’s common stock between February 10, 2016 and May 10, 2016, class certification of a subclass of persons who purchased or otherwise acquired the Company’s common stock in connection with the 2016 ATM Offering between February 9, 2016 and April 19, 2016, unspecified monetary damages, costs, and attorneys’ fees.  On November 8, 2016, the defendants moved to dismiss the Amended Complaint.

On June 9, 2016, a different stockholder filed another putative class action complaint, Thomas Ravey, individually and on behalf of all others similarly situated vs. TransEnterix, Inc., Todd M. Pope and Joseph P. Slattery, in the United States District Court for the Middle District of North Carolina (Case No. 1:16-cv-599) (the “Ravey Action”).  The Ravey Action asserted substantially similar claims against the same defendants and seeks substantially similar relief as the Initial Complaint.  On August 4, 2016, the plaintiff in the Ravey Action voluntarily dismissed the Ravey Action.

On July 8, 2016, a stockholder filed a putative derivative complaint, Otto Pikal v. Todd M. Pope, et al., in the General Court of Justice, Superior Court Division, Wake County, North Carolina (case number 16CV008930), on behalf of the Company against certain of our current officers and directors.  The complaint alleges, among other things, that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders relating to the Company’s SurgiBot System and its 510(k) application in violation of certain federal securities laws and by failing to ensure that the Company maintained adequate internal controls.  The complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to improve its corporate governance and to protect the Company and its stockholders from future wrongdoing such as that alleged in the complaint. On September 29, 2016, the court entered an order staying the litigation pending resolution of the motion to dismiss the Amended Complaint in the Bankley Action.

On April 25, 2016, Intuitive Surgical, Inc. and its French subsidiary, Intuitive Surgical SAS (collectively, “Intuitive”), brought a request for unilateral measures of enquiry in front of the President of the Commercial Court of Toulon (France) (the “President”) against two employees of TransEnterix International, Inc. alleging that the company, through these two employees, engaged in acts of unfair competition. On May 3, 2016, the President rendered an order granting Intuitive’s request for unilateral measures of enquiry with respect to its allegations (the “Order”). On June 28, 2016, TransEnterix International filed a writ challenging the Order and requesting that it be withdrawn by the President. On September 7, 2016, the President rendered his decision on TransEnterix International’s challenge (the “Ruling”) and ruled in favor of TransEnterix International.  Under the Ruling, the Intuitive unilateral measures of enquiry were declared to be unjustified and the Order was withdrawn. The President also declared that the Ruling was provisionally enforceable. Intuitive has filed an appeal against the Ruling (the “Appeal”) with the Court of Appeal of Aix-en-Provence (France). No hearing date for the Appeal has yet been noticed.  In addition, because Intuitive did not comply with the Ruling, TransEnterix International filed a dismissal request against the Appeal with the same Court of Appeal (the “Dismissal Request”). A hearing has been scheduled on January 3, 2017 with respect to the Dismissal Request.

Based on the stage of the proceedings, we have determined that the amount of any possible loss or range of possible loss in connection with the above matters is not reasonably estimable.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, for our current risk factors.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2016, the Board of Directors approved the issuance of up to 150,000 shares of common stock to a vendor of the Company in lieu of a cash payment.  To date, the Company has issued to such vendor 81,032 shares of the Company’s common stock.  The issuance of the foregoing securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 3(a)(9) or 4(a)(2) thereof and Regulation D promulgated thereunder, which exception we believe is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in this transaction may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated September 7, 2016, by and among TransEnterix, Inc., TransEnterix Surgical, Inc., SafeStitch LLC and TransEnterix International, Inc., as Borrower, and Oxford Finance LLC, as Lender and Collateral Agent, and Silicon Valley Bank, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2016).

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

TransEnterix, Inc.

Date: November 9, 2016	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: November 9, 2016	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer