Form 10-Q
period 2017-03-31
TRANSENTERIX INC.
filed 2017-05-10
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

148,529,689 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 5, 2017.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,”  “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 6, 2017 (“Fiscal 2016 Form 10-K), and other filings we make with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, including its subsidiaries, TransEnterix International, TransEnterix Italia, TransEnterix Europe S.Á.R.L and TransEnterix Europe S.Á.R.L, Bertrange, Swiss Branch, Lugano and TransEnterix Asia PTE. LTD. after giving effect to the Senhance Acquisition.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$1,946	$—
Cost of revenue	$1,334	—
Gross profit	612	—
Operating Expenses
Research and development	6,855	8,385
Sales and marketing	3,723	1,683
General and administrative	3,049	2,239
Amortization of intangible assets	1,636	1,817
Change in fair value of contingent consideration	1,227	856
Total Operating Expenses	16,490	14,980
Operating Loss	(15,878)	(14,980)
Other Expense
Interest expense, net	(334)	(578)
Other income	(60)	—
Total Other Expense, net	(394)	(578)
Loss before income taxes	$(16,272)	$(15,558)
Income tax benefit	858	2,645
Net loss	$(15,414)	$(12,913)
Other comprehensive gain
Foreign currency translation loss	1,133	3,796
Comprehensive loss	$(14,281)	$(9,117)
Net loss per share - basic and diluted	$(0.13)	$(0.12)
Weighted average common shares outstanding - basic and diluted	121,660	104,260

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,086	$24,165
Accounts receivable, net	1,828	621
Inventories	8,321	7,883
Interest receivable	10	12
Other current assets	5,601	5,335
Total Current Assets	28,846	38,016
Restricted cash	10,432	10,425
Accounts receivable, net of current portion	—	266
Property and equipment, net	5,800	5,772
Intellectual property, net	36,015	37,090
In-process research and development	16,161	15,920
Goodwill	68,984	68,697
Other long term assets	114	63
Total Assets	$166,352	$176,249
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,269	$3,984
Accrued expenses	7,262	8,206
Contingent consideration – current portion	6,250	10,502
Notes payable - current portion, net of debt discount	8,172	7,997
Total Current Liabilities	24,953	30,689
Long Term Liabilities
Contingent consideration – less current portion	12,550	12,298
Notes payable - less current portion, net of debt discount	2,885	4,995
Net deferred tax liabilities	9,697	10,397
Total Liabilities	50,085	58,379
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2017, and December 31, 2016; 123,629,689 and 115,781,030 shares issued at March 31, 2017 and December 31, 2016, respectively; and 123,629,689 and 115,687,351 shares outstanding at March 31, 2017 and December 31, 2016, respectively	123	115
Additional paid-in capital	439,038	426,609
Accumulated deficit	(318,258)	(302,844)
Treasury stock at cost, 0 and 93,679 shares at March 31, 2017 and December 31, 2016, respectively	—	(241)
Accumulated other comprehensive loss	(4,636)	(5,769)
Total Stockholders’ Equity	116,267	117,870
Total Liabilities and Stockholders’ Equity	$166,352	$176,249

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2016	115,781	$115	(94)	$(241)	$426,609	$(302,844)	$(5,769)	$117,870
Stock-based compensation	—	—	—	—	2,139	—	—	2,139
Issuance of common stock and treasury stock, net of issuance costs	3,795	4	211	407	5,067	—	—	5,478
Award of restricted stock units	331	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	(117)	(166)	—	—	—	(166)
Issuance of common stock in exchange for contingent consideration	3,723	4	—	—	5,223	—	—	5,227
Other comprehensive gain	—	—	—	—	—	—	1,133	1,133
Net loss	—	—	—	—	—	(15,414)	—	(15,414)
Balance, March 31, 2017	123,630	$123	—	$—	$439,038	$(318,258)	$(4,636)	$116,267

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net loss	$(15,414)	$(12,913)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	532	565
Amortization of intangible assets	1,636	1,817
Amortization of debt discount and debt issuance costs	31	52
Stock-based compensation	2,139	1,428
Deferred tax benefit	(858)	(2,645)
Change in fair value of contingent consideration	1,227	856
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(753)	—
Interest receivable	2	(6)
Inventories	(320)	(1,735)
Other current and long term assets	(251)	(132)
Accounts payable	(759)	(1,391)
Accrued expenses	(1,161)	(765)
Net cash and cash equivalents used in operating activities	(13,949)	(14,869)
Investing Activities
Purchase of property and equipment	(501)	(153)
Net cash and cash equivalents (used in) provided by investing activities	(501)	(153)
Financing Activities
Payment of debt	(1,966)	(1,219)
Proceeds from issuance of common stock, net of issuance costs	5,304	31,391
Taxes paid related to net share settlement of vesting of restricted stock units	—	(130)
Proceeds from exercise of stock options and warrants	—	8
Net cash and cash equivalents provided by financing activities	3,338	30,050
Effect of exchange rate changes on cash and cash equivalents	40	34
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,072)	15,062
Cash, cash equivalents and restricted cash, beginning of period	34,590	38,449
Cash, cash equivalents and restricted cash, end of period	$23,518	$53,511
Supplemental Disclosure for Cash Flow Information
Interest paid	$233	$373
Supplemental Schedule of Noncash Investing Activities
Transfer of inventory to property and equipment	—	$1,823
Issuance of common stock as contingent consideration	$5,227	—

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

The Senhance System is a multi-port robotic surgery system which allows multiple arms to control robotic instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement. The system replicates laparoscopic motion that is familiar to experienced surgeons, and features three-dimensional high definition (“3DHD”) vision technology. The Senhance System also offers responsible economics to hospitals by offering robotic technology with reusable instruments with minimal additional costs per surgery. In April 2017, the Company submitted a 510(k) application to the Food and Drug Administration, or FDA, for the Senhance System.

The SurgiBot System is designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field. In June 2015, the Company submitted a 510(k) application to the FDA for the SurgiBot System. On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data and information submitted by TransEnterix in the 510(k) submission. In May 2016, the Company implemented a restructuring plan. See Note 13 to the consolidated financial statements for further details regarding the restructuring.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of approximately $318.3 million as of March 31, 2017, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

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

Restricted cash at March 31, 2017 includes $10.0 million in a money market account, held in connection with the Company’s notes payable and $432,000 in cash accounts held as collateral primarily under the terms of an office operating lease and automobile leases.

Fair Value of Financial Instruments

The carrying values of accounts receivable, interest receivable, accounts payable, and certain accrued expenses at March 31, 2017 and December 31, 2016, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of March 31, 2017 and December 31, 2016, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

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

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had three customers who constituted 100% of the Company’s net accounts receivable at March 31, 2017 and one customer who constituted 100% of the Company’s net accounts receivable at December 31, 2016.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectable accounts. The allowance for uncollectible accounts was determined based on historical collection experience.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) and net realizable value. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets.

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

Developed research and development was acquired as part of a business acquisition. Amortization of the developed research and development is recorded using the straight-line method over the estimated useful life of 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets. No impairment existed at March 31, 2017 or December 31, 2016.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. See Note 13 for additional information related to goodwill impairment recorded during the second quarter of 2016. No impairment existed at March 31, 2017.

2. Summary of Significant Accounting Policies (Continued)

In-Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The IPR&D was acquired on September 21, 2015. No impairment existed at March 31, 2017 and December 31, 2016.

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

2. Summary of Significant Accounting Policies (Continued)

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 were not significant.

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

2. Summary of Significant Accounting Policies (Continued)

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

Research and Development Costs

Research and development expenses primarily consist of engineering, product development and regulatory expenses, incurred in the design, development, testing and enhancement of our products. Research and development costs are expensed as incurred.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $2,139,000 and $1,428,000 for the three months ended March 31, 2017 and 2016, respectively.

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

2. Summary of Significant Accounting Policies (Continued)

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 44% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2017. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable and inventory of $92.6 million at March 31, 2017, associated with the Senhance Acquisition in September 2015. Total assets outside of the U.S. excluding goodwill amounted to 44% and 40% of total consolidated assets at March 31, 2017 and December 31, 2016, respectively.

Impact of Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to annual and interim impairment tests beginning after December 15, 2019, with early adoption permitted. The Company early adopted this ASU as of the beginning of fiscal year 2017. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as financing activities. Entities may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU as of the beginning of fiscal year 2017 and did not elect to account for forfeitures when they occur, but will continue to estimate the number of awards that are expected to vest. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

2. Summary of Significant Accounting Policies (Continued)

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016. The Company adopted these provisions in the first quarter of fiscal year 2017 with no material impact on its consolidated financial statements.

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

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 2 of Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K.

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

3. Acquisition of Senhance Surgical Robotic System (Continued)

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

(4) The fourth tranche of the Cash Consideration of €2.5 million shall be payable by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company had paid €1.1 million of the fourth tranche.

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

3. Acquisition of Senhance Surgical Robotic System (Continued)

In connection with the Senhance Acquisition, Sofar entered into a Lock-Up Agreement with the Company pursuant to which Sofar agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. As of March 21, 2017, seventy-five percent of the Securities Consideration was released from the lock-up restrictions and is eligible to be resold under the effective resale registration statement.  With respect to the remaining twenty-five percent of the Securities Consideration, it remains locked-up until the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to all of the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions.

The Senhance Acquisition was accounted for as a business combination utilizing the methodology prescribed in ASC 805. The purchase price for the Senhance Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

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

The carrying values of accounts receivable, interest receivable, accounts payable, and certain accrued expenses at March 31, 2017 and December 31, 2016, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of March 31, 2017 and December 31, 2016, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

4. Fair Value (Continued)

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2017
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$13,086	$—	$—	$13,086
Restricted cash	10,432	—	—	10,432
Total Assets measured at fair value	$23,518	$—	$—	$23,518
Liabilities measured at fair value
Contingent consideration	$—	$—	$18,800	$18,800
Total liabilities measured at fair value	$—	$—	$18,800	$18,800

	December 31, 2016
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$24,165	$—	$—	$24,165
Restricted cash	10,425	—	—	10,425
Total Assets measured at fair value	$34,590	$—	$—	$34,590
Liabilities measured at fair value
Contingent consideration	$—	$—	$22,800	$22,800
Total liabilities measured at fair value	$—	$—	$22,800	$22,800

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $1,227,000 and $856,000 for the three months ended March 31, 2017 and 2016, respectively, was primarily due to the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 as of December 31, 2016 and March 31, 2017:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2016 to 2017
		Discount rate Probability of occurrence	7.5% to 9.0% 100%

4. Fair Value (Continued)

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2017:

Fair Value Measurement at Reporting Date (Level 3)
(In thousands)
(unaudited)
Balance at December 31, 2016	$22,800
Conversion of contingent consideration to common stock	(5,227)
Change in fair value	1,227
Balance at March 31, 2017	$18,800
Current portion	6,250
Long-term portion	12,550
Balance at March 31, 2017	$18,800

5. Accounts Receivable, Net

The following table presents the components of accounts receivable:

	March 31,	December 31,
	2017	2016
	(In thousands)
Gross accounts receivable	$1,901	$960
Allowance for uncollectible accounts	(73)	(73)
Total accounts receivable, net	$1,828	$887
Short-term portion	$1,828	$621
Long-term portion	—	266
Total accounts receivable	$1,828	$887

6. Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Finished goods	$3,359	$4,698
Raw materials	4,962	3,185
Total inventories	$8,321	$7,883

7. Other Current Assets

The following table presents the components of other current assets:

	March 31,	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$1,118	$2,186
Advances to vendors	3,967	1,806
Other receivables	516	1,343
Total	$5,601	$5,335

8. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Machinery, manufacturing and demonstration equipment	$8,088	$7,579
Computer equipment	2,134	2,124
Furniture	624	614
Leasehold improvements	2,067	2,028
Total property and equipment	12,913	12,345
Accumulated depreciation and amortization	(7,113)	(6,573)
Property and equipment, net	$5,800	$5,772

Depreciation expense was $532,000 and $565,000 for the three months ended March 31, 2017 and 2016, respectively.

9. Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, and goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the three months ended March 31, 2017 is as follows:

Goodwill
(In thousands)
Balance at December 31, 2016	$68,697
Foreign currency translation impact	287
Balance at March 31, 2017	$68,984

The Company performs an annual impairment test of goodwill at December 31, or more frequently if events or changes in circumstances indicates that the carrying value of the Company’s one reporting unit may not be recoverable. During the second quarter of 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalency, negatively impacting the Company’s market capitalization, and warranting an interim two-step quantitative impairment test. Prior to adopting ASU 2017-04 as of the beginning of fiscal year 2017, goodwill was tested for impairment using a two-step approach. In the first step, the fair value of the reporting unit was determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of the reporting unit was less than its carrying value, the second step of the goodwill impairment test was performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit was allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities was referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill was then compared to the actual carrying value of goodwill. If the implied fair value of goodwill was less than the carrying value of goodwill, an impairment loss is recognized for the difference. ASU 2017-04 removes Step 2 of the goodwill impairment test.

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

9. Goodwill, In-Process Research and Development and Intellectual Property (Continued)

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

The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended March 31, 2017 is as follows:

In-Process Research and Development
(In thousands)
Balance at December 31, 2016	$15,920
Foreign currency translation impact	241
Balance at March 31, 2017	16,161

Intellectual Property

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

The components of gross intellectual property, accumulated amortization, and net intellectual property as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017				December 31, 2016
	(In thousands)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$48,500	$(10,092)	$(2,393)	$36,015	$48,500	$(8,458)	$(2,952)	$37,090

10. Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 6.2% for the year ending December 31, 2017. This rate does not include the impact of any discrete items.  The Company incurred losses for the three month periods ended March 31, 2017 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, and Swiss operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax asset in that jurisdiction. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded as a component of purchase accounting as of the acquisition date. The deferred tax benefit during the three months ended March 31, 2017 and 2016, was approximately $0.9 million and $2.6 million, respectively.

There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

10. Income Taxes (Continued)

The Company’s effective tax rate for each of the three month periods ended March 31, 2017 and 2016 was 5.3% and 17.0%, respectively. At March 31, 2017, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

11. Accrued Expenses

The following table presents the components of accrued expenses:

	March 31,	December 31,
	2017	2016
	(In thousands)
Taxes and other assessments	$2,225	$2,676
Compensation and benefits	2,291	2,328
Interest and final payment fee	1,100	1,000
Deferred rent	353	323
Consulting and other vendors	593	1,428
Legal and professional fees	142	243
Royalties	162	159
Other	396	49
Total	$7,262	$8,206

12. Notes Payable

On January 17, 2012, TransEnterix Surgical entered into a loan and security agreement with Silicon Valley Bank and Oxford Finance LLC (the “Lenders”), which loan and security agreement, as subsequently amended and restated is referred to as the “SVB Loan Agreement.” In connection with the Merger, the Company assumed and became the borrower under the SVB Loan Agreement.

On August 14, 2015, the Company entered into the First Amendment to the SVB Loan Agreement (the “First Amendment”) with the Lenders. The first tranche of the First Amendment increased the Company’s borrowings at August 14, 2015 from $10,000,000 to $20,000,000. The First Amendment allowed for interest-only payments at 7.5% per annum through April 30, 2016 and had a maturity date of October 1, 2018.

On September 18, 2015, in connection with entry into the Purchase Agreement with Sofar S.p.A. (see Note 3 for a description of the related transactions), the Company and the Lenders entered into the Consent and Second Amendment (the “Second Amendment”) to the SVB Loan Agreement. The Second Amendment modified the period in which the Company could make interest-only payments at 7.5% per annum on the term loans until January 31, 2016. The Second Amendment has a maturity date of July 1, 2018.

In connection with the entry into the SVB Loan Agreement and its amendments, the Company became obligated to pay final payment and facility fees. To date, the Company has paid $498,920 in final payment obligations and $255,000 in facility fees under the SVB Loan Agreement. The final payment fee obligation payable under the Second Amendment is 6.5% of the original principal amount of each term loan without the interest only extension and 8.0% with both interest-only extensions.

In addition, in connection with the borrowings, the Company issued warrants to the Lenders to purchase shares of the Company’s common stock amounting to an aggregate of 430,815 warrants under the SVB Loan Agreement. Additional warrants will be issued if additional tranche term loans are made. The warrants expire seven years from their respective issue date.

The SVB Loan Agreement is secured by a security interest in all assets of the Company and its current and future U.S. subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. The SVB Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.

12. Notes Payable (Continued)

Further, under the Second Amendment, the Lenders consented to the formation of TransEnterix International, the entry of the Company into the Purchase Agreement and other transaction documents, and the name change of TransEnterix Italia. The Company agreed to pledge 100% of the common stock of TransEnterix International as additional security for the borrowings under the SVB Loan Agreement. The Second Amendment added a provision permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the SVB Loan Agreement. This provision for the transfer of designated amount was amended on November 13, 2015 with the Third Amendment to the SVB Loan Agreement. On April 19, 2016, the Company and its U.S. subsidiaries entered into the Consent and Fourth Amendment to the SVB Loan Agreement (the “Fourth Amendment”) pursuant to which TransEnterix International, joined the SVB Loan Agreement and the existing promissory notes as a co-borrower thereunder and pledged, as collateral for the obligations under the SVB Loan Agreement, substantially all of its non-intellectual property assets, including up to 65% of the equity interests owned by TransEnterix International in TransEnterix Europe S.Á.R.L, a wholly owned subsidiary of TransEnterix International. On September 7, 2016, the Company and its U.S. subsidiaries entered into the Fifth Amendment to the SVB Loan Agreement (the “Fifth Amendment”). The Fifth Amendment provides more flexibility to the Company with respect to its intercompany activities with its foreign subsidiaries and adds an affirmative covenant requiring the Company to maintain a $10.0 million cash balance in accounts held with the Lender. Cash amounts related to this requirement are included in restricted cash on the consolidated balance sheet. The Company is in compliance with all covenants as of March 31, 2017 and December 31, 2016.

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

In connection with the issuance of the notes payable and its amendments, TransEnterix Surgical incurred approximately $371,000 in debt issuance costs paid to lenders and third parties and $280,000 in debt issuance costs related to issuance of warrants to the lenders. The unamortized balance of $76,000 and $107,000 as of March 31, 2017 and December 31, 2016, respectively, will be amortized using the effective interest method.

13. Restructuring

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

14. Equity Line Financing, Controlled Equity Offering and Public Offering of Common Stock

On December 16, 2016, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $25.0 million in shares of the Company’s common stock, (the “Common Stock”), subject to certain limitations and conditions set forth in the LPC Purchase Agreement. From time to time on any trading day the Company selects, the Company has the right, in its sole discretion, subject to the conditions and limitations in the LPC Purchase Agreement, to direct Lincoln Park to purchase up to 150,000 shares of Common Stock (each such purchase, a “Regular Purchase”) over the 36-month term of the LPC Purchase Agreement. The purchase price of shares of Common Stock pursuant to the LPC Purchase Agreement will be based on the prevailing market price at the time of sale as set forth in the LPC Purchase Agreement. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase shall not exceed $2.0 million. There is no upper limit on the price per share that Lincoln Park must pay for Common Stock under the LPC Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the Company’s closing price is less than the floor price as set forth in the LPC Purchase Agreement. Both the amount and frequency of the Regular Purchases can be increased upon the mutual agreement of the Company and Lincoln Park. The Company will control the timing and amount of any sales of shares of Common Stock to Lincoln Park. The Company may, in its sole discretion, direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the LPC Purchase Agreement. The Company and Lincoln Park may mutually agree to increase the amount of Common Stock sold to Lincoln Park on any accelerated purchase date. The Company issued to Lincoln Park 345,421 shares of Common Stock as commitment shares in consideration for the LPC Purchase Agreement through March 31, 2017. The Company shall issue pro rata up to an additional 119,551 shares of Common Stock to Lincoln Park as determined by the number of shares Common Stock purchased by Lincoln Park pursuant to the LPC Purchase Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. Sales under the LPC Purchase Agreement for the year ended December 31, 2016 were 300,000 shares, with gross proceeds of $412,500 and net proceeds of $392,500. Sales under the LPC Purchase Agreement for the three months ended March 31, 2017 were 3,972,741 shares, with gross and net proceeds of $5,304,000.

Effective April 27, 2017, the Company terminated the LPC Purchase Agreement. The LPC Purchase Agreement provided the Company with an election to terminate the Purchase Agreement for any reason or for no reason by delivering a notice to Lincoln Park, and the Company did not incur any early termination penalties in connection with the termination of the LPC Purchase Agreement. Prior to termination, the Company sold shares of its Common Stock to Lincoln Park under the LPC Purchase Agreement for gross proceeds of approximately $5.7 million.

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

On February 9, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2016 Sales Agreement”) with Cantor, as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $43.6 million in shares of common stock in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2016 Sales Agreement. Unless otherwise terminated earlier, the 2016 Sales Agreement continues until all shares available under the Sales Agreement have been sold. There we no sales under the Sales Agreements for the three months ended March 31, 2017.

14. Equity Line Financing, Controlled Equity Offering and Public Offering of Common Stock (Continued)

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

As of March 31, 2017, the Company had two effective shelf registration statements on file with the SEC, each of which were initially filed to register up to $100.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions, one filed in January 2014 and the other filed in November 2014. In March 2016, the November 2014 shelf registration statement was increased by $50.0 million. From April 2014 through December 2016, we have raised $179.2 million in gross proceeds and approximately $168.8 million in net proceeds under such shelf registration statements through public offerings of our securities. As of March 31, 2017, we had $37.8 million available for future financings under such shelf registration statements.  In addition, approximately $2.4 million was reserved for future issuances under the 2016 ATM Offering under the January 2014 shelf registration statement, which expired in April 2017, and $19.5 million was reserved for future issuances under the LPC Purchase Agreement, which was terminated in April 2017 (see above in this Note 14).

See Note 18 (Subsequent Events) for a description of an offering made under the November 2014 shelf registration statement in April 2017.

15. Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and restricted stock units. In computing diluted net loss per share for the three months ended March 31, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and restricted stock units would be anti-dilutive.

16. Related Person Transactions

On September 18, 2015, TransEnterix Italia entered into a services agreement for receipt of administrative services from Sofar and payment of rent to Sofar, a stockholder that owned approximately 16% and 14% of the Company’s common stock at March 31, 2017 and 2016, respectively. Expenses under this agreement were approximately $52,000 and $80,000 for the three months ended March 31, 2017 and 2016, respectively.

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

17. Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million.  As of December 31, 2016, the fair value of the contingent consideration was $22.8 million. On March 31, 2017, after the issuance of 3,722,685 shares of the Company’s common stock, the fair value of the contingent consideration was $18.8 million.

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

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the three months ended March 31, 2017 or the year ended December 31, 2016.

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

On June 9, 2016, a different stockholder filed another putative class action complaint, captioned Thomas Ravey, individually and on behalf of all others similarly situated vs. TransEnterix, Inc., Todd M. Pope and Joseph P. Slattery, in the United States District Court for the Middle District of North Carolina (Case No. 1:16-cv-599) (the “Ravey Action”).  The Ravey Action asserted substantially similar claims against the same defendants and sought substantially similar relief as the Initial Complaint.  On August 4, 2016, the plaintiff in the Ravey Action voluntarily dismissed the Ravey Action.

17. Commitments and Contingencies (Continued)

On July 8, 2016, a stockholder filed a different putative derivative complaint, captioned Otto Pikal v. Todd M. Pope, et al., in the General Court of Justice, Superior Court Division, Wake County, North Carolina (case number 16CV008930) (the “Pikal Action”), on behalf of the Company against certain of our current officers and directors.  The complaint alleges, among other things, that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders relating to the Company’s SurgiBot System and its 510(k) application in violation of certain federal securities laws and by failing to ensure that the Company maintained adequate internal controls.  The complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to improve its corporate governance and to protect the Company and its stockholders from future wrongdoing such as that alleged in the complaint. On September 29, 2016, the court entered an order staying the Pikal Action pending resolution of the motion to dismiss the Amended Complaint in the Bankley Action.

On March 3, 2017, a different stockholder filed another putative class action complaint on behalf of the Company, captioned Scott Maine vs. Paul LaViolette, et al., in the Court of Justice, Superior Court Division, Wake County, North Carolina (case number 17CV002590) (the “Maine Action”).  The complaint in the Maine Action is substantially similar to the complaint in the Pikal Action, asserting similar claims and seeking similar relief against largely the same group of defendants named in the complaint in the Pikal Action.  On April 11, 2017, the court entered an order staying the Maine Action pending resolution of the motion to dismiss the Amended Complaint in the Bankley Action.

On April 25, 2016, Intuitive Surgical, Inc. and its French subsidiary, Intuitive Surgical SAS (collectively, “Intuitive”), brought a request for unilateral measures of enquiry in front of the President of the Commercial Court of Toulon (France) (the “President”) against two employees of TransEnterix International, Inc. alleging that the Company, through these two employees, engaged in acts of unfair competition. On May 3, 2016, the President rendered an order granting Intuitive’s request for unilateral measures of enquiry with respect to its allegations (the “Order”). On June 28, 2016, TransEnterix International filed a writ challenging the Order and requesting that it be withdrawn by the President. On September 7, 2016, the President rendered his decision on TransEnterix International’s challenge (the “Ruling”) and ruled in favor of TransEnterix International.  Under the Ruling, the Intuitive unilateral measures of enquiry were declared to be unjustified and the Order was withdrawn. The President also declared that the Ruling was provisionally enforceable. Intuitive has filed an appeal against the Ruling (the “Appeal”) with the Court of Appeal of Aix-en-Provence (France). Because Intuitive did not comply with the Ruling, TransEnterix International filed a dismissal request against the Appeal with the same Court of Appeal (the “Dismissal Request”). Currently, Intuitive’s counsel advised TransEnterix International’s counsel of their intent to waive the Appeal (the “Waiver”). A hearing regarding the Dismissal Request took place on March 7, 2017 at which hearing the Waiver was formalized.  On April 4, 2017, the Court of Appeal declared the litigation terminated.  As a result, the Dismissal Request, as well as the Appeal, was struck off the agenda of the Court of Appeal making the Ruling (dated September 7, 2016) in favor of TransEnterix International final.

18. Subsequent Events

Public Offering

On April 28, 2017, the Company sold 24.9 million units, each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of common stock, and a Series B warrant to purchase 0.75 shares of common stock, at a public offering price of $1.00 per unit for aggregate gross proceeds of $24.9 million in an underwritten firm commitment public offering. Net proceeds after issuance costs were $23.2 million, assuming no exercise of the warrants. The closing of the public offering occurred on May 3, 2017. The offering was made under the November 2014 shelf registration statements and a related registration statement filed under Rule 462(b) promulgated under the Securities Act of 1933, as amended.  As of May 3, 2017, the November 2014 shelf registration statement was fully utilized.

Termination of Lincoln Park Purchase Agreement

As discussed in Note 14, effective April 27, 2017, the Company terminated the LPC Purchase Agreement. The LPC Purchase Agreement provided the Company with an election to terminate the LPC Purchase Agreement for any reason or for no reason by delivering a notice to Lincoln Park, and the Company did not incur any early termination penalties in connection with the termination of the LPC Purchase Agreement. Prior to termination, the Company sold shares of its Common Stock to Lincoln Park under the LPC Purchase Agreement for gross proceeds of approximately $5.7 million.

18. Subsequent Events (continued)

Debt Refinancing

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent (the “Lender”).  Under the Innovatus Loan Agreement, the Lender has agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche is expected to occur upon the satisfaction of customary funding conditions. The Company will be eligible to draw on the second tranche of $3,000,000 upon achievement of certain milestones, including Senhance Clearance (as defined below). So long as the Company meets each Interest-Only Milestone (as defined below), the Company is entitled to make interest-only payments for up to twenty-four (24) months. At the end of the interest-only period, the Company will be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date occurring on the fourth anniversary of the initial funding date.  However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain clearance for commercialization of the Senhance System by the U.S. Food and Drug Administration (“Senhance Clearance”) by May 30, 2018 (each such milestone, an “Interest-Only Milestone”). In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC under the SVB Loan Agreement.

The term loans bear interest at a fixed rate equal to 11% per annum, of which 2.5% can be paid in-kind and added to the outstanding principal amount of the term loans until the earlier of (i) the first anniversary following the funding date and (ii) the Company’s failure to achieve an Interest-Only Milestone.  The Company will be required to repay the term loans if they are accelerated following an event of default.  In addition, the Company is permitted to prepay the term loans in full at any time upon five (5) business days’ written notice to the Lenders.  Upon the earliest to occur of the maturity date, acceleration of the term loan, or prepayment of the term loan, the Company is required to make a final payment equal to the total term loan commitment multiplied by four percent (4%) (the “Final Fee”); provided, however, that in the event the Company refinances its obligations with the Lender after Senhance Clearance, no Final Fee or Prepayment Fee (as defined below) will be due thereunder ; and provided, further, that if the Company elects to refinance its obligations prior to the funding of the second tranche, the Final Fee with respect to the second tranche shall be paid in full on the date of such refinancing. Any prepayment of the term loans in full, whether mandatory or voluntary, must include (i) the Final Fee, (ii) interest at the default rate (which is the rate otherwise applicable plus five percent (5%)) with respect to any amounts past due, (iii) the Lenders’ expenses and all other obligations that are due and payable to the Lenders and (iv) a prepayment fee of three percent (3%) if the term loan is paid in full on or before the first anniversary of the effective date, two percent (2%) if paid off after the first anniversary but on or before the second anniversary of the effective date and one percent (1%) if paid off after the second anniversary but on or before the third anniversary of the effective date (the “Prepayment Fee”).

In connection with the funding, the Company is obligated to make a facility fee payment of $170,000 on the date of funding of the first tranche.  In addition, the Company will issue warrants to the Lender to purchase shares of the Company’s common stock.  The warrants will be issued on the funding date of each tranche and will expire five (5) years from such issue date. The warrant to be issued in connection with funding of the first tranche will entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share.

The Company’s obligations under the Innovatus Loan Agreement are secured by a security interest in all of the assets of the Company and its current and future domestic and material foreign subsidiaries, including a security interest in the intellectual property.  The Innovatus Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Innovatus Loan Agreement, the Company is required to maintain minimum unrestricted cash in an amount equal to (x) six million dollars ($6,000,000), at all times prior to Senhance Clearance; and (y) at all times thereafter, the least of (i) $6,000,000, (ii) the Company’s trailing three (3) months’ cash used to fund operating activities, as determined as of the most recent month end and (iii) the then outstanding principal amount of the term loans, together with accrued but unpaid interest.

.

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

The Senhance System is a multi-port robotic surgery system which allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement. The system replicates laparoscopic motion that is familiar to experienced surgeons, and integrates three-dimensional high definition (“3DHD”) vision technology. The Senhance System also offers responsible economics to hospitals by offering robotic technology with reusable instruments thereby reducing additional costs per surgery when compared to other robotic solutions. In April 2017, the Company submitted a 510(k) application to the Food and Drug Administration, or FDA, for the Senhance System.

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

Since inception, we have been unprofitable. As of March 31, 2017, we had an accumulated deficit of $318.3 million.

We expect to continue to invest in research and development and related clinical studies, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

In 2015, we incurred $4.2 million of Senhance Acquisition-related expenses (described below), which were included in operating expenses for the year ended December 31, 2015.

We operate in one business segment.

Recent Events

Debt Refinancing

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent (the “Lender”).  Under the Innovatus Loan Agreement, the Lender has agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche is expected to occur upon the satisfaction of customary funding conditions. The Company will be eligible to draw on the second tranche of $3,000,000 upon achievement of certain milestones, including Senhance Clearance (as defined below). So long as the Company meets each Interest-Only Milestone (as defined below), the Company is entitled to make interest-only payments for up to twenty-four (24) months. At the end of the interest-only period, the Company will be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date occurring on the fourth anniversary of the initial funding date.  However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain clearance for commercialization of the Senhance System by the U.S. Food and Drug Administration (“Senhance Clearance”) by May 30, 2018 (each such milestone, an “Interest-Only Milestone”). In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC under the SVB Loan Agreement.

The term loans bear interest at a fixed rate equal to 11% per annum, of which 2.5% can be paid in-kind and added to the outstanding principal amount of the term loans until the earlier of (i) the first anniversary following the funding date and (ii) the Company’s failure to achieve an Interest-Only Milestone.  The Company will be required to repay the term loans if they are accelerated following an event of default.  In addition, the Company is permitted to prepay the term loans in full at any time upon five (5) business days’ written notice to the Lenders.  Upon the earliest to occur of the maturity date, acceleration of the term loan, or prepayment of the term loan, the Company is required to make a final payment equal to the total term loan commitment multiplied by four percent (4%) (the “Final Fee”); provided, however, that in the event the Company refinances its obligations with the Lender after Senhance Clearance, no Final Fee or Prepayment Fee (as defined below) will be due thereunder; and provided, further, that if the Company elects to refinance its obligations prior to the funding of the second tranche, the Final Fee with respect to the second tranche shall be paid in full on the date of such refinancing. Any prepayment of the term loans in full, whether mandatory or voluntary, must include (i) the Final Fee, (ii) interest at the default rate (which is the rate otherwise applicable plus five percent (5%)) with respect to any amounts past due, (iii) the Lenders’ expenses and all other obligations that are due and payable to the Lenders and (iv) a prepayment fee of three percent (3%) if the term loan is paid in full on or before the first anniversary of the effective date, two percent (2%) if paid off after the first anniversary but on or before the second anniversary of the effective date and one percent (1%) if paid off after the second anniversary but on or before the third anniversary of the effective date (the “Prepayment Fee”).

In connection with the funding, the Company is obligated to make a facility fee payment of $170,000 on the date of funding of the first tranche.  In addition, the Company will issue warrants to the Lender to purchase shares of the Company’s common stock.  The warrants will be issued on the funding date of each tranche and will expire five (5) years from such issue date. The warrant to be issued in connection with funding of the first tranche will entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share.

The Company’s obligations under the Innovatus Loan Agreement are secured by a security interest in all of the assets of the Company and its current and future domestic and material foreign subsidiaries, including a security interest in the intellectual property.  The Innovatus Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Innovatus Loan Agreement, the Company is required to maintain minimum unrestricted cash in an amount equal to (x) six million dollars ($6,000,000), at all times prior to Senhance Clearance; and (y) at all times thereafter, the least of (i) $6,000,000, (ii) the Company’s trailing three (3) months’ cash used to fund operating activities, as determined as of the most recent month end and (iii) the then outstanding principal amount of the term loans, together with accrued but unpaid interest.

Public Offering of Units

On April 28, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Underwriter”), relating to an underwritten public offering of an aggregate of 24,900,000 units (the “Units”) each consisting of one share of the Company’s common stock, a Series A warrant to purchase one share of Common Stock (the “Series A Warrants”) and a Series B warrant to purchase 0.75 shares of Common Stock (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”) at an offering price to the public of $1.00 per Unit. Certain of the Company’s officers, directors and existing stockholders purchased approximately $2.5 million of Units in the public offering. The closing of the public offering occurred on May 3, 2017.

Each Series A Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. In the event the FDA provides clearance with respect to the Company’s Senhance System 510(k) application, the holders of Series A Warrants will have 10 business days after written notice to exercise, in whole or in part, their Series A Warrants. Any Series A Warrants that remain unexercised after such 10 business day period will expire.

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.

The exercise prices and the number of shares issuable upon exercise of each of the Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise prices of each of the Warrants are subject to adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the then applicable exercise prices of each of the Warrants. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. If, at any time Warrants are outstanding, any fundamental transaction occurs, as described in the Warrants and generally including any consolidation or merger into another corporation, the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of its assets, the successor entity must assume in writing all of the obligations to the Warrant holders. Additionally, in the event of a fundamental transaction, each Warrant holder will have the right to require the Company, or its successor, to repurchase the Warrants for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such Warrants.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The net proceeds to the Company from the offering were approximately $23.2 million, assuming no exercise of the Warrants, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Units were issued pursuant to a prospectus supplement dated April 28, 2017 and an accompanying base prospectus dated June 22, 2016 that form a part of the registration statement on Form S-3 that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2014 and was declared effective on December 19, 2014 (File No. 333-199998), and post-effectively amended pursuant to Post-Effective Amendment No. 1 on Form S-3, as filed with the SEC on March 8, 2016 and declared effective on June 22, 2016 and a related registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933.

Lincoln Park Purchase Agreement

On December 16, 2016, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“Lincoln Park”), pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement.

Effective April 27, 2017, the Company terminated the LPC Purchase Agreement. The LPC Purchase Agreement provided the Company with an election to terminate the Purchase Agreement for any reason or for no reason by delivering a notice to Lincoln Park, and the Company did not incur any early termination penalties in connection with the termination of the LPC Purchase Agreement. Prior to termination, the Company sold shares of its Common Stock to Lincoln Park under the LPC Purchase Agreement for gross proceeds of approximately $5.7 million.

Controlled Equity Offering

On February 9, 2016, we entered into a Controlled Equity Offering SM Sales Agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we can offer and sell, through Cantor, up to approximately $43.6 million in shares of common stock in an at-the market offering (the “2016 ATM Offering”). On February 20, 2015, we had entered into a Controlled Equity Offering SM Sales Agreement (the “2015 Sales Agreement”) with Cantor, as sales agent, pursuant to which we offered and sold, through Cantor, $25.0 million in shares of common stock in an at-the-market offering from February 2015 through February 2016 (the “2015 ATM Offering”). All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2015 Sales Agreement and the 2016 Sales Agreement. There were no sales under the Sales Agreements for the three months ended March 31, 2017.

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

In connection with the Senhance Acquisition, Sofar entered into a Lock-Up Agreement with us pursuant to which Sofar agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. On March 21, 2017, seventy-five percent of the Securities Consideration was released from the lock-up restrictions and is eligible to be resold under the effective resale registration statement.  With respect to the remaining fifty percent of the Securities Consideration, the Lock-up Agreement provides that the remaining twenty-five percent of the Securities Consideration remains locked-up until the two-year anniversary of the Closing Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to all of the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions.

Results of Operations

Our results of operations include the operations of TransEnterix Italia from the Senhance Acquisition date of September 21, 2015 forward.

Revenue

In the first quarter of 2017, our revenue consisted of product and service revenue resulting from the sale in Europe of a Senhance System, instruments and accessories, and related services. We recognize revenue when persuasive evidence that an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectability is reasonably assured. Amounts billed in excess of the associated revenue recognized are deferred.

We expect to experience some unevenness in the number and trend, and average selling price, of units sold on a quarterly basis given the early stage of commercialization of our products.

Product and service revenue for the three months ended March 31, 2017 increased to $1.9 million compared to $0 for the three months ended March 31, 2016. The $1.9 million increase was the result of the revenue recognized on the sale of one Senhance System, net of deferred revenue, during the first quarter of 2017.

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

Cost of revenue for the three months ended March 31, 2017 increased to $1.3 million as compared to $0 for the three months ended March 31, 2016. This increase over the prior year period was the result of the costs recognized in connection with the sale of one Senhance System during the first quarter of 2017.

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

R&D expenses for the three months ended March 31, 2017 decreased 18% to $6.9 million as compared to $8.4 million for the three months ended March 31, 2016. The $1.5 million decrease resulted primarily from decreased personnel related costs of $0.9 million, decreased supplies expense of $0.3 million, decreased depreciation of $0.2 million, and decreased other costs of $0.1 million.

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

Sales and marketing expenses for the three months ended March 31, 2017 increased 118% to $3.7 million compared to $1.7 million for the three months ended March 31, 2016. The $2.0 million increase was primarily related to increased personnel related costs of $1.2 million, increased travel related expenses of $0.2 million, increased demonstration product costs of $0.2 million, increased tradeshow costs of $0.1 million, increased stock compensation costs of $0.1 million, and increased depreciation expense $0.1 million and increased other costs of $0.1 million.

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

General and administrative expenses for the three months ended March 31, 2017 increased 36% to $3.0 million compared to $2.2 million for the three months ended March 31, 2016. The $0.8 million increase was primarily due to increased legal, accounting, and investor relation fees and other public company costs of $0.2 million, increased stock compensation costs of $0.2 million, increased personnel costs of $0.2 million, and increased other costs of $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2017 decreased to $1.6 million compared to $1.8 million for the three months ended March 31, 2016. The $0.2 million decrease was primarily the result of the write-off of certain patents in May 2016.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $1.2 million for the three months ended March 31, 2017 and $0.9 million for the three months ended March 31, 2016.  The increase is primarily related to the change in expected timelines for the achievement of milestones, the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates.

Other Expense, Net

Other expense is primarily composed of interest expense on notes payable.

Other expense for the three months ended March 31, 2017 increased to $0.4 million compared to $0.6 million for the three months ended March 31, 2016. The $0.2 million decrease was primarily related to the decrease in notes payable resulting from payments of debt.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.9 million and $2.6 million of income tax benefit for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of March 31, 2017, we had an accumulated deficit of $318.3 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

As of March 31, 2017, we had two effective shelf registration statements on file with the SEC, registering an aggregate of $250 million of our securities for primary offerings. Our January 2014 shelf registration statement expired in April 2017. We utilized the remainder of the November 2014 shelf registration statement in April 2017. On May 10, 2017, we are filing a shelf registration statement on Form S-3 to register up to $150 million for future offerings of our securities.

At March 31, 2017, we had cash, cash equivalents and restricted cash of approximately $23.5 million. The Company expects to be able to fund its operations into the second quarter of 2018.

Consolidated Cash Flow Data

	Three Months Ended
	March 31,
	2017	2016
(in millions)
Net cash (used in) provided by
Operating activities	$(13.9)	$(14.9)
Investing activities	(0.5)	(0.1)
Financing activities	3.3	30.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11.1)	$15.1

Operating Activities

For the three months ended March 31, 2017, cash used in operating activities of $13.9 million consisted of net loss of $15.4 million and cash used for working capital of $3.2 million, offset by non-cash items of $4.7 million. The non-cash items primarily consisted of $2.1 million of stock-based compensation expense, $0.6 million of depreciation, $1.7 million of amortization, and $1.2 million change in fair value of contingent consideration, offset by $0.9 million deferred income tax benefit. The decrease in cash from changes in working capital included $1.2 million decrease in accrued expenses, $0.8 million decrease in accounts payable,  $0.7 million increase in accounts receivable, $0.3 million increase in inventories, and $0.2 million increase in other current and long term assets.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $0.5 million. This amount reflected the purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $3.3 million. This amount was primarily related to $5.3 million in proceeds from the issuance of common stock, net of issuance costs, partially offset by $2.0 million in payments of debt.

Operating Capital and Capital Expenditure Requirements

The Company expects to be able to fund its operations into the second quarter of 2018. We intend to spend substantial amounts on commercial activities, on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, the enhancement and protection of our intellectual property, on notes payable payments as they come due, and on contingent consideration payments in connection with the acquisition of the Senhance System. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.1 million at March 31, 2017, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiary. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

SVB Loan Agreement

We are the borrower under an outstanding credit facility with Silicon Valley Bank and Oxford Finance LLC (the “Lenders”), initially entered into in January 2012, as subsequently amended or amended and restated (collectively, the “SVB Loan Agreement”). A number of the amendments related to the Senhance Acquisition or the growth of our business in non-U.S. jurisdictions. Under the SVB Loan Agreement, our current borrowing capacity is $20.0 million, all of which is borrowed under term loans. We have had periods of interest-only payments during the SVB Loan Agreement, and have been making principal payments since January 2016. The maturity date of the term loans are July 1, 2018.

In connection with the entry into the SVB Loan Agreement, we are obligated to pay final payment and facility fees. The final payment fee obligation payable is 6.5% of the original principal amount of each term loan.

In addition, in connection with the borrowings under the SVB Loan Agreement, we issued warrants to the Lenders to purchase shares of the Company’s common stock as follows:

Date of issuance	Common stock underlying warrants	Expiration date
01/17/2012	279,588	01/17/2019
09/26/2014	38,324	09/26/2021
08/14/2015	112,903	08/14/2022
TOTAL	430,815

The SVB Loan Agreement is secured by a security interest in all assets of the Company and its current and future U.S. subsidiaries, including a security interest in intellectual property proceeds, but excluding a current security interest in intellectual property. In addition, our subsidiary TransEnterix International is a co-borrower under the SVB Loan Agreement, and pledged 65% of the equity interests of TransEnterix Europe S.á.r.l., a wholly owned subsidiary of TransEnterix International as additional security. The SVB Loan Agreement contains provisions permitting the Company to transfer designated amounts to TransEnterix Italia during the term of the SVB Loan Agreement. The SVB Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict our ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.

On September 7, 2016, we and our U.S. subsidiaries entered into the Fifth Amendment to the SVB Loan Agreement (the “Fifth Amendment”). The Fifth Amendment provides more flexibility to the Company with respect to its intercompany activities with its foreign subsidiaries and adds an affirmative covenant requiring the Company to maintain a $10.0 million cash balance in accounts held with a Lender.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in the Fiscal 2016 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, business acquisitions, in-process research and development, contingent consideration, stock-based compensation, inventory and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in the Fiscal 2016 Form 10-K. Actual results may differ from these estimates under different assumptions and conditions.

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

Indefinite-lived intangible assets, such as goodwill, are not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists by performing either a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including industry, market and general economic conditions, market value, and future projections to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount, including goodwill. Prior to the adoption of ASU 2017-04 as of the beginning of fiscal year 2017, we have elected to bypass this qualitative assessment and perform a two-step quantitative test. The quantitative goodwill impairment test was performed using a two-step approach. In the first step, the fair value of the reporting unit was determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of the reporting unit was less than its carrying value, the second step of the goodwill impairment test was performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit was allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities was referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill was then compared to the actual carrying value of goodwill. If the implied fair value of goodwill was less than the carrying value of goodwill, an impairment loss was recognized for the difference. ASU 2017-04 removes Step 2 of the goodwill impairment test.

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

During the second quarter of 2017, our stock price experienced a significant decline, and as a result, we may need to evaluate whether this constitutes an impairment trigger that would require us to perform a Step 1 goodwill impairment test as of the second quarter. As a result of the potential impairment test, we may be required to record an impairment charge to goodwill during the second quarter of 2017.

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

Stock-Based Compensation

We recognize as expense, the grant-date fair value of stock options and other stock based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We use the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the calculated historical volatility based on an analysis of reported data for a peer group of companies. The expected term of options granted by us has been determined based upon the simplified method, because we do not have sufficient historical information regarding our options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We estimate forfeitures based on our historical experience and adjust the estimated forfeiture rate based upon actual experience. We adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting as of the beginning of fiscal year 2017 and did not elect to account for forfeitures when they occur, but will continue to estimate the number of awards that are expected to vest. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Inventory

Inventory, which includes material, labor and overhead costs, is stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value. We record reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Revenue Recognition

Our revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is presented net of taxes collected from customers that are remitted to government authorities. We generally recognize revenue at the following points in time:

•

System sales.  For systems sold directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon customer acknowledgment of delivery or installation, depending on the terms of the arrangement. The Senhance Systems are delivered with a software component. However, because the software and non-

software elements function together to deliver the system’s essential functionality, our arrangements are excluded from being accounted for under software revenue recognition guidance.
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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed by the Company with the SEC on March 6, 2017, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations and Comprehensive Loss, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of March 31, 2017, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

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

During the three months ended March 31, 2017, 100% of our revenue and approximately 30% of our expenses were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $0.2 million and operating expenses by approximately $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On June 9, 2016, a different stockholder filed another putative class action complaint, captioned Thomas Ravey, individually and on behalf of all others similarly situated vs. TransEnterix, Inc., Todd M. Pope and Joseph P. Slattery, in the United States District Court for the Middle District of North Carolina (Case No. 1:16-cv-599) (the “Ravey Action”).  The Ravey Action asserted substantially similar claims against the same defendants and seeks substantially similar relief as the Initial Complaint.  On August 4, 2016, the plaintiff in the Ravey Action voluntarily dismissed the Ravey Action.

On July 8, 2016, a different stockholder filed a putative derivative complaint, captioned Otto Pikal v. Todd M. Pope, et al., in the General Court of Justice, Superior Court Division, Wake County, North Carolina (case number 16CV008930) (the “Pikal Action”), on behalf of the Company against certain of our current officers and directors.  The complaint alleges, among other things, that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders relating to the Company’s SurgiBot System and its 510(k) application in violation of certain federal securities laws and by failing to ensure that the Company maintained adequate internal controls.  The complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to improve its corporate governance and to protect the Company and its stockholders from future wrongdoing such as that alleged in the complaint. On September 29, 2016, the court entered an order staying the Pikal Action pending resolution of the motion to dismiss the Amended Complaint in the Bankley Action.

On March 3, 2017, a different stockholder filed another putative class action complaint on behalf of the Company, captioned Scott Maine vs. Paul LaViolette, et al., in the Court of Justice, Superior Court Division, Wake County, North Carolina (case number 17CV002590) (the “Maine Action”).  The complaint in the Maine Action is substantially similar to the complaint in the Pikal Action, asserting similar claims and seeking similar relief against largely the same group of defendants named in the complaint in the Pikal Action.  On April 11, 2017, the court entered an order staying the Maine Action pending resolution of the motion to dismiss the Amended Complaint in the Bankley Action.

On April 25, 2016, Intuitive Surgical, Inc. and its French subsidiary, Intuitive Surgical SAS (collectively, “Intuitive”), brought a request for unilateral measures of enquiry in front of the President of the Commercial Court of Toulon (France) (the “President”) against two employees of TransEnterix International, Inc. alleging that the company, through these two employees, engaged in acts of unfair competition. On May 3, 2016, the President rendered an order granting Intuitive’s request for unilateral measures of enquiry with respect to its allegations (the “Order”). On June 28, 2016, TransEnterix International filed a writ challenging the Order and requesting that it be withdrawn by the President. On September 7, 2016, the President rendered his decision on TransEnterix International’s challenge (the “Ruling”) and ruled in favor of TransEnterix International.  Under the Ruling, the Intuitive unilateral measures of enquiry were declared to be unjustified and the Order was withdrawn. The President also declared that the Ruling was provisionally enforceable. Intuitive has filed an appeal against the Ruling (the “Appeal”) with the Court of Appeal of Aix-en-Provence (France). Because Intuitive did not comply with the Ruling, TransEnterix International filed a dismissal request against the Appeal with the same Court of Appeal (the “Dismissal Request”). Intuitive’s counsel advised TransEnterix International’s counsel of their intent to waive the Appeal (the “Waiver”).  A hearing regarding the Dismissal Request took place on March 7, 2017 at which hearing the Waiver was formalized.  On April 4, 2017, the Court of Appeal declared the litigation terminated.  As a result, the Dismissal Request, as well as the Appeal, was struck off the agenda of the Court of Appeal making the Ruling (dated September 7, 2016) in favor of TransEnterix International final.

Based on the stage of the proceedings, we have determined that the amount of any possible loss or range of possible loss in connection with the above matters is not reasonably estimable.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2016 Form 10-K, which are supplemented and updated by the following risk factors.

The exercise of our outstanding options and warrants will dilute shareholders and could decrease our stock price.

The existence of our outstanding options and warrants, including the Series A and Series B Warrants, may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock or warrants, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our stockholders and may decrease our stock price.

You may experience future dilution as a result of future equity offerings or other equity issuances.

In order to raise additional capital, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in previous offerings.

The Warrants contain provisions, often referred to as “down-round protection” that may lead to adjustment of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities. Any such adjustment could further impact the dilution from future offerings of our securities.

In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, you may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Funding under the Innovatus Loan Agreement is subject to customary funding conditions that, if not satisfied or waived, will result in funding not being completed. If funding does not occur, it will have a material adverse effect on the Company’s financial condition.

On May 10, 2017, the Company entered into the Innovatus Loan Agreement. Funding of the first $14,000,000 tranche under the Innovatus Loan Agreement is expected to occur upon the satisfaction of customary funding conditions. In the event that funding does not occur, it will have a material adverse effect on the Company’s financial condition.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

1.1

Underwriting Agreement, dated April 28, 2017, between the Company and Stifel, Nicolaus & Company, Incorporated, as representative to the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

4.3

Form of Warrant to Purchase Common stock for warrants issued to Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2017)

10.1

Purchase Agreement dated as of December 16, 2016 between the Company and Lincoln Park Capital Fund I, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016)

10.2

Amendment to Membership Interest Purchase Agreement, dated December 30, 2016, between the Company and Sofar S.p.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2017)

10.3

Loan and Security Agreement, dated May 10, 2017, by and among the Borrowers and the Lender and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2017)

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

TransEnterix, Inc.

Date: May 10, 2017	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer