Form 10-Q
period 2017-06-30
TRANSENTERIX INC.
filed 2017-08-02
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2017

or

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

148,536,356 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of July 28, 2017.

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

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$1,584	$—	$3,530	$—
Cost of revenue	972	—	2,306	—
Gross profit	612	—	1,224	—
Operating Expenses
Research and development	5,070	6,364	11,925	14,749
Sales and marketing	3,749	1,306	7,472	2,989
General and administrative	2,719	2,895	5,768	5,134
Amortization of intangible assets	1,687	1,786	3,323	3,603
Change in fair value of contingent consideration	(774)	944	453	1,800
Change in fair value of warrant liabilities	2,326	—	2,326	—
Issuance costs for warrants	627	—	627	—
Inventory write-down related to restructuring	—	2,565	—	2,565
Restructuring and other charges	—	3,085	—	3,085
Goodwill impairment	—	61,784	—	61,784
Total Operating Expenses	15,404	80,729	31,894	95,709
Operating Loss	(14,792)	(80,729)	(30,670)	(95,709)
Other Expense
Interest expense, net	(622)	(489)	(956)	(1,067)
Other (expense) income	(40)	95	(100)	95
Total Other Expense, net	(662)	(394)	(1,056)	(972)
Loss before income taxes	$(15,454)	$(81,123)	$(31,726)	$(96,681)
Income tax benefit	741	992	1,599	3,637
Net loss	$(14,713)	$(80,131)	$(30,127)	$(93,044)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	5,430	(2,286)	6,563	1,510
Comprehensive loss	$(9,283)	$(82,417)	$(23,564)	$(91,534)
Net loss per share - basic and diluted	$(0.11)	$(0.70)	$(0.24)	$(0.85)
Weighted average common shares outstanding - basic and diluted	132,386	114,319	127,052	109,290

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,741	$24,165
Accounts receivable, net	1,665	621
Inventories	9,464	7,883
Interest receivable	13	12
Other current assets	7,231	5,335
Total Current Assets	48,114	38,016
Restricted cash	6,419	10,425
Accounts receivable, net of current portion	—	266
Property and equipment, net	6,404	5,772
Intellectual property, net	37,170	37,090
In-process research and development	17,276	15,920
Goodwill	70,310	68,697
Other long term assets	146	63
Total Assets	$185,839	$176,249
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,219	$3,984
Accrued expenses	8,221	8,206
Contingent consideration – current portion	6,918	10,502
Notes payable - current portion, net of debt discount	—	7,997
Total Current Liabilities	17,358	30,689
Long Term Liabilities
Contingent consideration – less current portion	11,108	12,298
Notes payable - less current portion, net of debt discount	12,896	4,995
Warrant liabilities	11,041	—
Net deferred tax liabilities	9,614	10,397
Total Liabilities	62,017	58,379
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2017, and December 31, 2016; 148,538,492 and 115,781,030 shares issued at June 30, 2017 and December 31, 2016, respectively; and 148,536,356 and 115,687,351 shares outstanding at June 30, 2017 and December 31, 2016, respectively	148	115
Additional paid-in capital	455,853	426,609
Accumulated deficit	(332,971)	(302,844)
Treasury stock at cost, 2,136 and 93,679 shares at June 30, 2017 and December 31, 2016, respectively	(2)	(241)
Accumulated other comprehensive income (loss)	794	(5,769)
Total Stockholders’ Equity	123,822	117,870
Total Liabilities and Stockholders’ Equity	$185,839	$176,249

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2016	115,781	$115	(94)	$(241)	$426,609	$(302,844)	$(5,769)	$117,870
Stock-based compensation	—	—	—	—	3,679	—	—	3,679
Issuance of common stock and treasury stock, net of issuance costs	28,695	29	211	407	20,042	—	—	20,478
Award of restricted stock units	339	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	(119)	(168)	—	—	—	(168)
Issuance of common stock in exchange for contingent consideration	3,723	4	—	—	5,223	—	—	5,227
Relative fair value of warrants issued with debt	—	—	—	—	300	—	—	300
Other comprehensive income	—	—	—	—	—	—	6,563	6,563
Net loss	—	—	—	—	—	(30,127)	—	(30,127)
Balance, June 30, 2017	148,538	$148	(2)	$(2)	$455,853	$(332,971)	$794	$123,822

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities
Net loss	$(30,127)	$(93,044)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,142	1,052
Amortization of intangible assets	3,323	3,603
Amortization of debt discount and debt issuance costs	43	99
Stock-based compensation	3,679	2,477
Inventory write-down related to restructuring	—	2,565
Non-cash restructuring and other charges	—	2,551
Goodwill impairment	—	61,784
Deferred tax benefit	(1,580)	(3,657)
Loss on extinguishment of debt	308	—
Change in fair value of warrant liabilities	2,326	—
Change in fair value of contingent consideration	453	1,800
Changes in operating assets and liabilities:
Accounts receivable	(487)	—
Interest receivable	39	(13)
Inventories	(862)	(3,983)
Other current and long term assets	(1,473)	(213)
Accounts payable	(1,909)	(2,497)
Accrued expenses	(390)	(60)
Net cash and cash equivalents used in operating activities	(25,515)	(27,536)
Investing Activities
Purchase of property and equipment	(1,397)	(517)
Purchase of intellectual property	(398)	—
Net cash and cash equivalents used in investing activities	(1,795)	(517)
Financing Activities
Payment of debt	(13,343)	(3,078)
Proceeds from issuance of debt and warrants	13,196	—
Proceeds from issuance of common stock and warrants, net of issuance costs	29,193	57,637
Taxes paid related to net share settlement of vesting of restricted stock units	(168)	(130)
Proceeds from exercise of stock options and warrants	—	165
Net cash and cash equivalents provided by financing activities	28,878	54,594
Effect of exchange rate changes on cash and cash equivalents	2	(92)
Net increase in cash, cash equivalents and restricted cash	1,570	26,449
Cash, cash equivalents and restricted cash, beginning of period	34,590	38,449
Cash, cash equivalents and restricted cash, end of period	$36,160	$64,898
Supplemental Disclosure for Cash Flow Information
Interest paid	$368	$713
Supplemental Schedule of Noncash Investing Activities
Transfer of inventory to property and equipment	—	$1,823
Issuance of common stock as contingent consideration	$5,227	—
Relative fair value of warrants issued with debt	$300	—

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of approximately $333.0 million as of June 30, 2017, and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity and/or cease operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include identifiable intangible assets and goodwill, contingent consideration, warrant liabilities, stock compensation expense, restructuring and other charges, excess and obsolete inventory reserves, and deferred tax asset valuation allowances.

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

Restricted cash at June 30, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable (See Note 12) and $419,000 in cash accounts held as collateral primarily under the terms of an office operating lease and automobile leases.

Fair Value of Financial Instruments

The carrying values of accounts receivable, interest receivable, accounts payable, and certain accrued expenses at June 30, 2017 and December 31, 2016, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of June 30, 2017 and December 31, 2016, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

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

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had six customers who constituted 100% of the Company’s net accounts receivable at June 30, 2017 and three customers who constituted 100% of the Company’s net accounts receivable at December 31, 2016.

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

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets. See Note 14 for additional information related to the write-off of purchased patents in connection with the restructuring plan executed in May 2016.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. See Note 9 for additional information related to goodwill impairment recorded during the second quarter of 2016.

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

Contingent Consideration

Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to business acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

2. Summary of Significant Accounting Policies (Continued)

Warrant Liabilities

The Company’s Series A Warrants and Series B Warrants (see Note 4) are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (Note 13). The warrant derivative liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.   The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the derivative warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2017 and 2016 were not significant.

Risk and Uncertainties

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; its ability to continue as a going concern; its ability to successfully integrate the Senhance System into its business; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, Italy, other countries in the European Union, and other countries in which the Company intends to operate; its ability to attract and retain key management, marketing and scientific personnel; competition from new entrants; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

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

•

Instruments and accessories.  Revenue from sales of instruments and accessories is generally recognized at the time of shipment.  Revenue from services related to the supply and management of instruments and accessories is recognized as the services are rendered.

•	Service. Service revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.

2. Summary of Significant Accounting Policies (Continued)

The Company’s system sale arrangements contain multiple elements including a system(s), instruments, accessories, and system service. The Company generally delivers all of the elements, other than service, within days of entering into the system sale arrangement. Each of these elements is a separate unit of accounting. System accessories, instruments, and service are also sold on a stand-alone basis.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $3,679,000 and $2,477,000 for the six months ended June 30, 2017 and 2016, respectively.

The TransEnterix, Inc. 2007 Incentive Compensation Plan (the “Plan”) was originally approved by the Company’s board of directors, or the Board, and adopted by the majority of the Company’s stockholders on November 13, 2007. The Plan has been subsequently amended, and approved by stockholders, as required, to increase the number of shares available under the Plan and to make other changes.  As of May 25, 2017, the date of the Company’s annual meeting of stockholders for 2017, the number of shares of Common Stock authorized under the Plan is 25,940,000.

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

2. Summary of Significant Accounting Policies (Continued)

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 47% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2017. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable and inventory of $98.2 million at June 30, 2017, associated with the Senhance Acquisition in September 2015. Total assets outside of the U.S. excluding goodwill amounted to 42% and 40% of total consolidated assets at June 30, 2017 and December 31, 2016, respectively. All revenues recorded were outside of the U.S.

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

2. Summary of Significant Accounting Policies (Continued)

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

(2) On December 30, 2016, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). Under the Amendment, the Second Tranche was restructured to be paid through the (A) the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million and (B) the payment of €5.0 million in cash upon the occurrence of either (i) receipt of clearance from the FDA for the Senhance System; or (ii) the Company having cash on hand of at least $50.0 million, or (iii) successfully completing a financing, raising at least $50.0 million in gross proceeds after September 2015, exclusive of any financing proceeds related to the December 2016 purchase agreement between the Company and Lincoln Park Capital Fund, LLC; with payment of simple interest at a rate of 9.0% per annum beginning on December 31, 2016. Prior to December 30, 2016, the second tranche of the Cash Consideration of €10.0 million was payable after the achievement of both of the following milestones (i) the earlier of approval from the FDA for the Senhance System or December 31, 2016, and (ii) the Company having cash on hand of at least $50.0 million, or successfully completing a financing, raising at least $50.0 million in gross proceeds; with payment of simple interest at a rate of 9.0% per annum between the achievement of the first milestone event and the payment date.

3. Acquisition of Senhance Surgical Robotic System (Continued)

(3) The third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

(4) The fourth tranche of the Cash Consideration of €2.5 million shall be payable by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company had paid €1.1 million of the fourth tranche.

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

Under the Purchase Agreement, 10% of the Securities Consideration was held in escrow to support Sofar’s representations and warranties under the Purchase Agreement. In accordance with a related escrow agreement, the escrowed shares were released in September 2016. The Company, a subsidiary and Sofar also entered into a Security Agreement, which provides that 10% of the membership interests of TransEnterix Italia have a lien placed thereon by and in favor of Sofar to support the Company’s representations and warranties under the Purchase Agreement. The security interest period is twenty-four months after the closing of the Senhance Acquisition.

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

4. Fair Value

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include available for sale securities classified as cash and cash equivalents, restricted cash, contingent consideration, and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six or three months ended June 30, 2017.

4. Fair Value (Continued)

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

The following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2017
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$29,741	$—	$—	$29,741
Restricted cash	6,419	—	—	6,419
Total Assets measured at fair value	$36,160	$—	$—	$36,160
Liabilities measured at fair value
Contingent consideration	$—	$—	$18,026	$18,026
Warrant liabilities	—	—	11,041	$11,041
Total liabilities measured at fair value	$—	$—	$29,067	$29,067

	December 31, 2016
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$24,165	$—	$—	$24,165
Restricted cash	10,425	—	—	10,425
Total Assets measured at fair value	$34,590	$—	$—	$34,590
Liabilities measured at fair value
Contingent consideration	$—	$—	$22,800	$22,800
Total liabilities measured at fair value	$—	$—	$22,800	$22,800

4. Fair Value (Continued)

The Company’s financial liabilities include contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $453,000 and $1,800,000 for the six months ended June 30, 2017 and 2016, respectively, was primarily due to the effect of the change in discount rate, passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), a Series A warrant to purchase one share of Common Stock with an exercise price of $1.00 per share  (the “Series A Warrants”), and a Series B warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per share (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”), at an offering price of $1.00 per Unit. Each Series A Warrant may be exercised at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.

The fair value of the Series A Warrants of $2.5 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 1 year, risk free rate of 1.07%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s common stock. The fair value of the Series B Warrants of $6.2 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 5 years, risk free rate of 1.81%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s common stock. The fair value of the Series A Warrants of $3.1 million at June 30, 2017 was estimated using the Black-Scholes Merton model which used the following inputs: term of 10 months, risk free rate of 1.86%, no dividends, volatility of 80.0%, and share price of $0.71 per share based on the trading price of the Company’s common stock. The fair value of the Series B Warrants of $7.9 million at June 30, 2017 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.83 years, risk free rate of 1.86%, volatility of 80.0%, initial share price of $0.71 per share based on the trading price of the Company’s common stock, and probability of additional financing in 2018 and 2019 of 100%. The change in fair value of warrants for the six months ended June 30, 2017 of $2.3 million was included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of Contingent consideration classified in Level 3 as of December 31, 2016 and June 30, 2017:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2016 to 2017
		Discount rate Probability of occurrence	7.5% to 9.0% 100%

4. Fair Value (Continued)

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the six months ended June 30, 2017:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	(unaudited)
	Common stock warrants	Contingent consideration
Balance at December 31, 2016	$—	$22,800
Issuance of common stock in exchange for contingent consideration	—	(5,227)
Issuance of warrants	8,715	—
Change in fair value	2,326	453
Balance at June 30, 2017	11,041	18,026
Current portion	—	6,918
Long-term portion	11,041	11,108
Balance at June 30, 2017	$11,041	$18,026

5. Accounts Receivable, Net

The following table presents the components of accounts receivable:

	June 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Gross accounts receivable	$1,738	$960
Allowance for uncollectible accounts	(73)	(73)
Total accounts receivable, net	$1,665	$887
Short-term portion	$1,665	$621
Long-term portion	—	266
Total accounts receivable	$1,665	$887

6. Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Finished goods	$2,400	$4,698
Raw materials	7,064	3,185
Total inventories	$9,464	$7,883

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and wrote down inventory related to the SurgiBot System.  The write down of inventory of $2.6 million is included in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016.  There were no such write-downs for the three and six month periods ended June 30, 2017.

7. Other Current Assets

The following table presents the components of other current assets:

	June 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Prepaid expenses	$1,163	$2,186
Advances to vendors	4,317	1,806
Other receivables	1,751	1,343
Total	$7,231	$5,335

8. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$9,279	$7,579
Computer equipment	2,132	2,124
Furniture	588	614
Leasehold improvements	2,203	2,028
Total property and equipment	14,202	12,345
Accumulated depreciation and amortization	(7,798)	(6,573)
Property and equipment, net	$6,404	$5,772

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and disposed of certain long-lived assets, primarily equipment and fixtures related to the SurgiBot System.  The disposal of long-lived assets of $1.0 million is included as a component of restructuring and other charges in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016.  There were no such disposals for the three and six months ended June 30, 2017.

Depreciation expense was $1,142,000 and $1,052,000 for the six months ended June 30, 2017 and 2016, respectively. Depreciation expense was $610,000 and $487,000 for the three months ended June 30, 2017 and 2016, respectively.

9. Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, and goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the six months ended June 30, 2017 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2016	$68,697
Foreign currency translation impact	1,613
Balance at June 30, 2017	$70,310

9. Goodwill, In-Process Research and Development and Intellectual Property (Continued)

Accumulated impairment of goodwill as of June 30, 2017 was $61.8 million.

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

The Company performed a qualitative assessment during the annual impairment review for fiscal 2016 as of December 31, 2016 and concluded that it is not more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for the reporting unit was not necessary at December 31, 2016. During the second quarter of 2017, our stock price experienced a significant decline. We performed a Step 1 goodwill impairment test as of the second quarter and determined that no charge to goodwill for impairment was required during the second quarter of 2017.

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

The carrying value of the Company’s IPR&D assets and the change in the balance for the six months ended June 30, 2017 is as follows:

In-Process Research and Development
(unaudited)
(In thousands)
Balance at December 31, 2016	$15,920
Foreign currency translation impact	1,356
Balance at June 30, 2017	$17,276

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

9. Goodwill, In-Process Research and Development and Intellectual Property (Continued)

In November 2016, the Company agreed to enter into a technology and patents purchase agreement with Sofar to acquire from Sofar certain technology and intellectual property rights related to the Senhance Acquisition, and formerly licensed by the Company.  The acquisition price was $400,000.

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and wrote-off certain intellectual property consisting of patents related to the SurgiBot System.  The write-off of intellectual property of $1.6 million is included as a component of restructuring and other charges in the accompanying consolidated statements of operations and comprehensive losses for the three and six months ended June 30, 2016.  There were no such write offs for the three and six months ended June 30, 2017.

The components of gross intellectual property, accumulated amortization, and net intellectual property as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017				December 31, 2016
	(In thousands)				(In thousands)
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$48,500	$(11,774)	$51	$36,777	$48,500	$(8,458)	$(2,952)	$37,090
Technology and patents purchased	400	(7)	—	$393	—	—	—	—
	$48,900	$(11,781)	$51	$37,170	$48,500	$(8,458)	$(2,952)	$37,090

10. Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 Income Taxes. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 6.3% for the year ending December 31, 2017. This rate does not include the impact of any discrete items.  The Company incurred losses for the six month periods ended June 30, 2017 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, and Swiss operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax asset in those jurisdictions. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded as a component of purchase accounting as of the acquisition date. The deferred tax benefit during the six months ended June 30, 2017 and 2016, was approximately $1.6 million and $3.6 million, respectively.

There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

The Company’s effective tax rate for each of the six month periods ended June 30, 2017 and 2016 was 5.0% and 3.8%, respectively. The effective tax rate for June 30, 2016 includes the tax effect of the Company’s goodwill impairment charge, which is being treated as a discrete item for the quarter ending June 30, 2016.   At June 30, 2017, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

11. Accrued Expenses

The following table presents the components of accrued expenses:

	June 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Taxes and other assessments	$3,263	$2,676
Compensation and benefits	2,964	2,328
Interest and final payment fee	195	1,000
Deferred rent	398	323
Consulting and other vendors	298	1,428
Legal and professional fees	274	243
Royalties	256	159
Other	573	49
Total	$8,221	$8,206

12. Notes Payable

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent (the “Lender”).  Under the Innovatus Loan Agreement, the Lender agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017. The Company will be eligible to draw on the second tranche of $3,000,000 upon achievement of certain milestones, including Senhance Clearance (as defined below). So long as the Company meets each Interest-Only Milestone (as defined below), the Company is entitled to make interest-only payments for up to twenty-four (24) months. At the end of the interest-only period, the Company will be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date occurring on the fourth anniversary of the initial funding date.  However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with the quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain clearance for commercialization of the Senhance System by the U.S. Food and Drug Administration (“Senhance Clearance”) by May 30, 2018 (each such milestone, an “Interest-Only Milestone”).

The term loans bear interest at a fixed rate equal to 11% per annum, of which 2.5% can be paid in-kind and added to the outstanding principal amount of the term loans until the earlier of (i) the first anniversary following the funding date and (ii) the Company’s failure to achieve an Interest-Only Milestone.  The Company will be required to repay the term loans if they are accelerated following an event of default.  In addition, the Company is permitted to prepay the term loans in full at any time upon five (5) business days’ written notice to the Lender.  Upon the earliest to occur of the maturity date, acceleration of the term loan, or prepayment of the term loan, the Company is required to make a final payment equal to the total term loan commitment multiplied by four percent (4%) (the “Final Fee”); provided, however, that in the event the Company refinances its obligations with the Lender after Senhance Clearance, no Final Fee or Prepayment Fee (as defined below) will be due thereunder; and provided, further, that if the Company elects to refinance its obligations prior to the funding of the second tranche, the Final Fee with respect to the second tranche shall be paid in full on the date of such refinancing. Any prepayment of the term loans in full, whether mandatory or voluntary, must include (i) the Final Fee, (ii) interest at the default rate (which is the rate otherwise applicable plus five percent (5%)) with respect to any amounts past due, (iii) the Lender’s expenses and all other obligations that are due and payable to the Lender and (iv) a prepayment fee of three percent (3%) if the term loan is paid in full on or before the first anniversary of the effective date, two percent (2%) if paid off after the first anniversary but on or before the second anniversary of the effective date and one percent (1%) if paid off after the second anniversary but on or before the third anniversary of the effective date (the “Prepayment Fee”).

12. Notes Payable (Continued)

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche and incurred additional debt issuance costs of approximately $635,000, recorded as debt discount.  In addition, the Company issued warrants to the Lender to purchase shares of the Company’s common stock.  Additional warrants will be issued on the funding date of each subsequent tranche and will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company estimated the fair value of the warrants to be $300,000. The value of the warrants was classified as equity and recorded as a discount to the loan.  The debt discount is amortized as interest expense using the effective interest method over the life of the loan.

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

The future principal payments under the Innovatus Loan Agreement are as follows:

Years ending December 31,
(In thousands)
2019	$4,083
2020	7,000
2021	2,917
Total	$14,000

In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC (the “Prior Lenders”), which loan and security agreement, as subsequently amended and restated is referred to as the “SVB Loan Agreement.” The Company recognized a loss of $308,000 on the extinguishment of notes payable for the six months ended June 30, 2017, which is included in interest expense on the consolidated statements of operations and comprehensive loss.

The SVB Loan Agreement was initially entered into on January 17, 2012. In connection with the Merger, the Company assumed and became the borrower under the SVB Loan Agreement.

On August 14, 2015, the Company entered into the First Amendment to the SVB Loan Agreement (the “First Amendment”) with the Prior Lenders. The first tranche of the First Amendment increased the Company’s borrowings at August 14, 2015 from $10,000,000 to $20,000,000. The First Amendment allowed for interest-only payments at 7.5% per annum through April 30, 2016 and had a maturity date of October 1, 2018.

On September 18, 2015, in connection with entry into the Purchase Agreement with Sofar S.p.A. (see Note 3 for a description of the related transactions), the Company and the Prior Lenders entered into the Consent and Second Amendment (the “Second Amendment”) to the SVB Loan Agreement. The Second Amendment modified the period in which the Company could make interest-only payments at 7.5% per annum on the term loans until January 31, 2016. The Second Amendment had a maturity date of July 1, 2018.

In connection with the entry into the SVB Loan Agreement and its amendments, the Company became obligated to pay final payment and facility fees. The Company paid $1.3 million in final payment obligations and $255,000 in facility fees under the SVB Loan Agreement upon repayment.

In addition, in connection with the borrowings under the SVB Loan Agreement, the Company issued warrants to the Prior Lenders to purchase shares of the Company’s common stock amounting to an aggregate of 430,815 warrants under the SVB Loan Agreement. The warrants expire seven years from their respective issue date.

12. Notes Payable (Continued)

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that a debt refinancing of the SVB Loan Agreement on September 26, 2014, was considered to be a debt modification. Accordingly, the Company recorded approximately $129,000 of debt discount, consisting of the $75,000 facility fee and the relative fair value of warrants on the issue date of $54,000. Additionally, approximately $30,000 of legal fees were recorded as a result of the transaction. The debt discount and deferred financing costs were amortized over the life of the new debt agreement using the effective interest method into interest expense, net, until the debt was extinguished in May 2017.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that debt refinancings of the SVB Loan Agreement on August 14, 2015, September 18, 2015, April 19, 2016 and September 7, 2016 were considered to be debt modifications. The Company recorded a debt discount of approximately $210,000 for these amendments. Accordingly, the unamortized debt discount was presented as a reduction of the related debt liability in the Company’s consolidated balance sheet. The debt discount was amortized over the life of the new debt agreement using the effective interest method into interest expense, net, until the debt was extinguished in May 2017.

In connection with the issuance of the notes payable and amendments under the SVB Loan Agreement, TransEnterix Surgical incurred approximately $371,000 in debt issuance costs paid to the Prior Lenders and third parties and $280,000 in debt issuance costs related to issuance of warrants to the Prior Lenders. The unamortized balance of $107,000 as of December 31, 2016, was amortized using the effective interest method, until the debt was extinguished in May 2017. At the time of extinguishment in May 2017, $63,000 of unamortized debt issuance costs were included in the loss on extinguishment of notes payable.

13. Warrants

On March 22, 2013, SafeStitch entered into a stock purchase agreement with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors purchased an aggregate of approximately 2,420,000 shares of common stock at a price of $1.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 1,209,600 common shares, representing one warrant for every two common shares purchased, with an exercise price of $1.65 per share and five year expiration. Among the 2013 PIPE Investors purchasing shares were related parties who purchased 1.28 million shares and received 640,000 warrants. There were approximately 1.2 million warrants outstanding that were assumed as of the Merger. None of these warrants were exercised during the six months ended June 30, 2017.

On January 17, 2012, TransEnterix Surgical entered into the original Loan Agreement with Silicon Valley Bank and Oxford Finance LLC. (collectively, the “Prior Lenders”). Pursuant to such agreement, TransEnterix Surgical issued preferred stock warrants to the Prior Lenders on January 17, 2012 and December 21, 2012, respectively, to purchase shares of TransEnterix Surgical preferred stock. The preferred stock warrants expire 10 years from the issue date. The preferred stock warrants were remeasured immediately prior to the Merger. As of the Merger, the preferred stock warrants converted to common stock warrants, adjusted based on a Merger exchange ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital. These warrants are exercisable for an aggregate of approximately 279,588 shares of common stock, with an exercise price of $1.45. During the year ended December 31, 2013, 139,794 of these warrants were exercised in a cashless transaction for 112,766 shares of common stock. None of these warrants were exercised during the six months ended June 30, 2017.

On September 26, 2014, the Company entered into an amendment to its SVB Loan Agreement with the Prior Lenders. In connection with the first tranche borrowings under such amendment, the Company issued 38,325 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $4.015 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the term loans. None of these warrants were exercised during the six months ended June 30, 2017.

On August 14, 2015, in connection with an amendment to the SVB Loan Agreement and first tranche borrowings thereunder, the Company issued 112,903 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $3.10 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the note. None of these warrants were exercised during the six months ended June 30, 2017.

13. Warrants (Continued)

On April 28, 2017, the Company sold 24.9 million Units, each consisting of one share of Common Stock, a Series A Warrant to purchase one share of Common Stock with an exercise price of $1.00 per share, and a Series B Warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per share at an offering price of $1.00 per Unit.  Each Series A Warrant may be exercised at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. In the event the FDA provides clearance with respect to the Company’s Senhance System 510(k) application, the holders of Series A Warrants will have 10 business days after written notice to exercise, in whole or in part, their Series A Warrants. Any Series A Warrants that remain unexercised after such 10 business day period will expire.

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.

The exercise prices and the number of shares issuable upon exercise of each of the Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The Warrants are subject to adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the then applicable exercise prices of each of the Warrants. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. If, at any time Warrants are outstanding, any fundamental transaction occurs, as described in the Warrants and generally including any consolidation or merger into another corporation, the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of its assets, the successor entity must assume in writing all of the obligations to the Warrant holders. Additionally, in the event of a fundamental transaction, each Warrant holder will have the right to require the Company, or its successor, to repurchase the Warrants for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such Warrants. None of these warrants were exercised as of June 30, 2017.

On May 10, 2017, in connection with the Innovatus Loan Agreement, the Company issued warrants to the Lender to purchase shares of the Company’s common stock.  The warrants are issued on the funding date of each tranche and will expire five (5) years from such issue date. The warrant issued in connection with funding of the first tranche will entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. None of these warrants were exercised as of June 30, 2017.

			Weighted
		Weighted	Average
		Average	Remaining	Weighted
	Number of	Exercise	Contractual	Average
	Warrants	Price	Life (in years)	Fair Value
Outstanding at December 31, 2016	1,426,622	$1.81	2.20	$1.54
Granted	44,819,746	1.00	2.61	0.20
Exercised	—	—	—	—
Outstanding at June 30, 2017	46,246,368	$1.02	2.58	$0.29

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

15. Equity Line Financing, Controlled Equity Offering and Public Offering of Common Stock

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

On December 16, 2016, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”), pursuant to which the Company had the right to sell to Lincoln Park up to an aggregate of $25.0 million in shares of the Company’s common stock, (the “Common Stock”), subject to certain limitations and conditions set forth in the LPC Purchase Agreement.  Effective April 27, 2017, the Company terminated the LPC Purchase Agreement. The LPC Purchase Agreement provided the Company with an election to terminate the Purchase Agreement for any reason or for no reason by delivering a notice to Lincoln Park, and the Company did not incur any early termination penalties in connection with the termination of the LPC Purchase Agreement. Under the LPC Purchase Agreement, from time to time on any trading day the Company selected, the Company had the right, in its sole discretion, subject to the conditions and limitations in the LPC Purchase Agreement, to direct Lincoln Park to purchase up to 150,000 shares of Common Stock (each such purchase, a “Regular Purchase”) over the 36-month term of the LPC Purchase Agreement. The purchase price of shares of Common Stock pursuant to the LPC Purchase Agreement was based on the prevailing market price at the time of sale as set forth in the LPC Purchase Agreement. There were no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase was not to exceed $2.0 million. There was no upper limit on the price per share that Lincoln Park was to pay for Common Stock under the LPC Purchase Agreement, but in no event would shares be sold to Lincoln Park on a day the Company’s closing price was less than the floor price as set forth in the LPC Purchase Agreement. Both the amount and frequency of the Regular Purchases could have been increased upon the mutual agreement of the Company and Lincoln Park. The Company controlled the timing and amount of any sales of shares of Common Stock to Lincoln Park. The Company, in its sole discretion, could have directed Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock was not below the threshold price as set forth in the LPC Purchase Agreement. The Company and Lincoln Park could mutually agree to increase the amount of Common Stock sold to Lincoln Park on any accelerated purchase date. The Company issued to Lincoln Park 345,421 shares of Common Stock as commitment shares in consideration for the LPC Purchase Agreement through April 27, 2017. Sales under the LPC Purchase Agreement for the year ended December 31, 2016 were 300,000 shares, with gross proceeds of $412,500 and net proceeds of $392,500. Sales under the LPC Purchase Agreement for the six months ended June 30, 2017 were 3,972,741 shares, with gross and net proceeds of $5,304,000.

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

On February 9, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2016 Sales Agreement”) with Cantor, as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $43.6 million in shares of common stock in an at-the-market offering. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2016 Sales Agreement. Unless otherwise terminated earlier, the 2016 Sales Agreement continues until all shares available under the Sales Agreement have been sold. There were no sales under the Sales Agreements for the six months ended June 30, 2017.

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

16. Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and restricted stock units. In computing diluted net loss per share for the three and six months ended June 30, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and restricted stock units would be anti-dilutive.

17. Related Person Transactions

On September 18, 2015, TransEnterix Italia entered into a services agreement for receipt of administrative services from Sofar and payment of rent to Sofar, a stockholder that owned approximately 13% and 14% of the Company’s common stock at June 30, 2017 and 2016, respectively. Expenses under this agreement were approximately $52,000 and $162,000 for the six months ended June 30, 2017 and 2016, respectively.

In November 2016, the Company agreed to enter into a technology and patents purchase agreement with Sofar to acquire from Sofar certain technology and intellectual property rights related to the Senhance Acquisition, and formerly licensed by the Company.  The acquisition price was $400,000.

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

18. Commitments and Contingencies

Legal Proceedings

When determining the estimated probable loss or range of losses, significant judgment is required to be exercised in order to estimate the amount and timing of the loss to be recorded.  Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal.  In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against the Company.  For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described below. Based on information currently available, the Company does not believe that any reasonably possible losses arising from currently pending legal matters will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the six months ended June 30, 2017 or the year ended December 31, 2016.

18. Commitments and Contingencies (Continued)

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

Since inception, we have been unprofitable. As of June 30, 2017, we had an accumulated deficit of $333.0 million.

We expect to continue to invest in research and development, and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

We operate in one business segment.

Recent Events

Debt Refinancing

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent (the “Lender”).  Under the Innovatus Loan Agreement, the Lender has agreed to make certain term loans in the aggregate principal amount of up to

$17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017. The Company will be eligible to draw on the second tranche of $3,000,000 upon achievement of certain milestones, including Senhance Clearance (as defined below). So long as the Company meets each Interest-Only Milestone (as defined below), the Company is entitled to make interest-only payments for up to twenty-four (24) months. At the end of the interest-only period, the Company will be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date occurring on the fourth anniversary of the initial funding date.  However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain clearance for commercialization of the Senhance System by the U.S. Food and Drug Administration (“Senhance Clearance”) by May 30, 2018 (each such milestone, an “Interest-Only Milestone”). In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC under the SVB Loan Agreement.

The term loans bear interest at a fixed rate equal to 11% per annum, of which 2.5% can be paid in-kind and added to the outstanding principal amount of the term loans until the earlier of (i) the first anniversary following the funding date and (ii) the Company’s failure to achieve an Interest-Only Milestone.  The Company will be required to repay the term loans if they are accelerated following an event of default.  In addition, the Company is permitted to prepay the term loans in full at any time upon five (5) business days’ written notice to the Lender.  Upon the earliest to occur of the maturity date, acceleration of the term loan, or prepayment of the term loan, the Company is required to make a final payment equal to the total term loan commitment multiplied by four percent (4%) (the “Final Fee”); provided, however, that in the event the Company refinances its obligations with the Lender after Senhance Clearance, no Final Fee or Prepayment Fee (as defined below) will be due thereunder; and provided, further, that if the Company elects to refinance its obligations prior to the funding of the second tranche, the Final Fee with respect to the second tranche shall be paid in full on the date of such refinancing. Any prepayment of the term loans in full, whether mandatory or voluntary, must include (i) the Final Fee, (ii) interest at the default rate (which is the rate otherwise applicable plus five percent (5%)) with respect to any amounts past due, (iii) the Lender’s expenses and all other obligations that are due and payable to the Lender and (iv) a prepayment fee of three percent (3%) if the term loan is paid in full on or before the first anniversary of the effective date, two percent (2%) if paid off after the first anniversary but on or before the second anniversary of the effective date and one percent (1%) if paid off after the second anniversary but on or before the third anniversary of the effective date (the “Prepayment Fee”).

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche.  In addition, the Company issued warrants to the Lender to purchase shares of the Company’s common stock.  Additional warrants will be issued on the funding date of each subsequent tranche and will expire five (5) years from such issue date. The warrant issued in connection with funding of the first tranche entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

Public Offering of Units

On April 28, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Underwriter”), relating to an underwritten public offering of an aggregate of 24,900,000 Units, each consisting of one share of the Company’s Common Stock, a Series A Warrant to purchase one share of Common Stock and a Series B Warrant to purchase 0.75 shares of Common Stock at an offering price to the public of $1.00 per Unit. Certain of the Company’s officers, directors and existing stockholders purchased approximately $2.5 million of Units in the public offering. The closing of the public offering occurred on May 3, 2017.

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

The net proceeds to the Company from the offering were approximately $23.2 million, assuming no exercise of the Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company.

The Units were issued pursuant to a prospectus supplement dated April 28, 2017 and an accompanying base prospectus dated June 22, 2016 that form a part of the registration statement on Form S-3 that the Company filed with the SEC on November 7, 2014 and was declared effective on December 19, 2014 (File No. 333-199998), and post-effectively amended pursuant to Post-Effective Amendment No. 1 on Form S-3, as filed with the SEC on March 8, 2016 and declared effective on June 22, 2016 and a related registration statement filed pursuant to Rule 462(b) promulgated under the Securities Act of 1933.

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

Controlled Equity Offering

On February 9, 2016, we entered into a Controlled Equity Offering SM Sales Agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we can offer and sell, through Cantor, up to approximately $43.6 million in shares of common stock in an at-the market offering (the “2016 ATM Offering”). On February 20, 2015, we had entered into a Controlled Equity Offering SM Sales Agreement (the “2015 Sales Agreement”) with Cantor, as sales agent, pursuant to which we offered and sold, through Cantor, $25.0 million in shares of common stock in an at-the-market offering from February 2015 through February 2016 (the “2015 ATM Offering”). All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2015 Sales Agreement and the 2016 Sales Agreement. There were no sales under the Sales Agreements for the six months ended June 30, 2017.

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

Under the terms of the Purchase Agreement, the consideration consisted of the issuance of 15,543,413 shares of the Company’s common stock (the “Securities Consideration”) and approximately $25,000,000 U.S. Dollars and €27,500,000 Euro in cash consideration (the “Cash Consideration”). The Securities Consideration was issued in full at closing of the acquisition; the Cash Consideration was or will be paid in four tranches, with US $25,000,000 paid at closing and the remaining Cash Consideration of €27,500,000 to be paid in three additional tranches based on achievement of negotiated milestones. On December 30, 2016, the Company entered into an amendment to restructure the terms of the Second Tranche of the Cash Consideration (the “Amendment”). Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million, which were issued on January 4, 2017. The price per share was $1.404 and was calculated based on the average of the closing prices of the Company’s common stock on ten consecutive trading days ending one day before the execution of the Amendment.

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

In connection with the Senhance Acquisition, Sofar entered into a Lock-Up Agreement with us pursuant to which Sofar agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration for one year following the Closing Date. On March 21, 2017, seventy-five percent of the Securities Consideration was released from the lock-up restrictions and is eligible to be resold under the effective resale registration statement.  With respect to the remaining twenty-five percent of the Securities Consideration, the Lock-up Agreement provides that it remains locked-up until the two-year anniversary of the Closing

Date. The restrictions on transfer contained in the Lock-up Agreement cease to apply to all of the Securities Consideration following the second anniversary of the Closing Date, or earlier upon certain other conditions.

Results of Operations

Revenue

Our revenue consisted of product and service revenue resulting from the sale in Europe and Asia of Senhance Systems, instruments and accessories, and related services. We recognize revenue when persuasive evidence that an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectability is reasonably assured. Amounts billed in excess of the associated revenue recognized are deferred.

We expect to experience some unevenness in the number and trend, and average selling price, of units sold on a quarterly basis given the early stage of commercialization of our products.

Product and service revenue for the three months ended June 30, 2017 increased to $1.6 million compared to $0 for the three months ended June 30, 2016. The $1.6 million increase was primarily the result of the revenue recognized on the sale of one Senhance System.

Product and service revenue for the six months ended June 30, 2017 increased to $3.5 million compared to $0 for the six months ended June 30, 2016. The $3.5 million increase was primarily the result of the revenue recognized on the sale of two Senhance Systems.

Cost of Revenue

Cost of revenue consists primarily of costs related to contract manufacturing, materials, manufacturing overhead and field service costs. We expense all inventory provisions as cost of revenue. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. We expect cost of revenue to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Cost of revenue for the three months ended June 30, 2017 increased to $1.0 million as compared to $0 for the three months ended June 30, 2016. This increase over the prior year period was the result of the costs recognized in connection with the sale of one Senhance System during the second quarter of 2017.

Cost of revenue for the six months ended June 30, 2017 increased to $2.3 million as compared to $0 for the six months ended June 30, 2016. This increase over the prior year period was the result of the costs recognized in connection with the sale of two Senhance Systems during 2017.

Research and Development

Research and development (“R&D”) expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to remain consistent or be modestly lower as we continue to transition our investments into commercial activities. R&D expenses are expensed as incurred.

R&D expenses for the three months ended June 30, 2017 decreased 20% to $5.1 million as compared to $6.4 million for the three months ended June 30, 2016. The $1.3 million decrease resulted primarily from decreased personnel related costs of $0.3 million, decreased supplies expense of $0.4 million, decreased depreciation of $0.1 million and decreased other costs of $0.5 million.

R&D expenses for the six months ended June 30, 2017 decreased 19% to $11.9 million as compared to $14.7 million for the six months ended June 30, 2016. The $2.8 million decrease resulted primarily from the Company’s decision in 2016 to focus our resources solely on advancing the Senhance platform, resulting in decreased personnel related costs of $1.2 million, decreased supplies expense of $0.6 million, decreased contract engineering services, consulting and other outside services of $0.2 million, decreased depreciation of $0.3 million and decreased other costs of $0.5 million.

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

Sales and marketing expenses for the three months ended June 30, 2017 increased 185% to $3.7 million compared to $1.3 million for the three months ended June 30, 2016. The $2.4 million increase was primarily related to increased personnel related costs of $0.4 million, increased travel related expenses of $0.3 million, increased demonstration product costs of $0.2 million, increased consulting costs of $0.5 million, increased stock compensation costs of $0.2 million, increased depreciation expense $0.4 million and increased other costs of $0.4 million.

Sales and marketing expenses for the six months ended June 30, 2017 increased 150% to $7.5 million compared to $3.0 million for the six months ended June 30, 2016. The $4.5 million increase was primarily related to increased personnel related costs of $1.6 million, increased travel related expenses of $0.4 million, increased demonstration product costs of $0.3 million, increased tradeshow costs of $0.5 million, increased stock compensation costs of $0.4 million, increased depreciation expense $0.5 million and increased other costs of $0.8 million.

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

General and administrative expenses for the three months ended June 30, 2017 decreased 7% to $2.7 million compared to $2.9 million for the three months ended June 30, 2016. The $0.2 million decrease was primarily due to decreased legal, accounting, and investor relation fees and other public company costs.

General and administrative expenses for the six months ended June 30, 2017 increased 14% to $5.8 million compared to $5.1 million for the six months ended June 30, 2016. The $0.7 million increase was primarily due to increased stock compensation costs of $0.4 million and increased personnel costs of $0.3 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2017 decreased to $1.7 million compared to $1.8 million for the three months ended June 30, 2016. The $0.1 million decrease was primarily the result of the write-off of certain patents in May 2016.

Amortization of intangible assets for the six months ended June 30, 2017 decreased to $3.3 million compared to $3.6 million for the six months ended June 30, 2016. The $0.3 million decrease was primarily the result of the write-off of certain patents in May 2016.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $(0.8) million for the three months ended June 30, 2017 and $0.9 million for the three months ended June 30, 2016.  The decrease of $1.7 million is primarily related to the effect of the change in discount rate, passage of time on the fair value measurement and the impact of foreign currency exchange rates.

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $0.5 million for the six months ended June 30, 2017 and $1.8 million for the six months ended June 30, 2016.  The decrease of $1.3 million is primarily related to the change in the discount rate, passage of time on the fair value measurement and the impact of foreign currency exchange rates.

Inventory write-down related to restructuring

On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data submitted in the 510(k) submission. As a result, we reprioritized our near-term regulatory efforts to the 510(k) submission for the Senhance System. Consequently, in May 2016, the Company implemented a restructuring plan.  Under this plan, we recorded a $2.6 million write-down of inventory related to the SurgiBot System during the three and six month periods ended June 30, 2016.

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

Change in Fair Value of Warrant Liabilities

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $2.3 million for the three and six months ended June 30, 2017.

Issuance costs for Warrants

Issuance costs of $0.6 million were allocated to the Series A Warrants and Series B Warrants issued in April 2017.

Other Expense, Net

Other expense is primarily composed of interest expense on notes payable.

Other expenses for the three months ended June 30, 2017 increased to $0.7 million compared to $0.4 million for the three months ended June 30, 2016. The $0.3 million increase was primarily the result of the loss on the extinguishment of debt.

Other expense for the six months ended June 30, 2017 was consistent at $1.0 million for the three months ended June 30, 2017 and 2016. The $0.3 million loss on the extinguishment of debt was offset by a reduction in interest expense.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.7 million and $1.0 million of income tax benefit for the three months ended June 30, 2017 and 2016, respectively. We recognized $1.6 million and $3.6 million of income tax benefit for the six months ended June 30, 2017 and 2016, respectively. The Company estimates an annual effective tax rate of 6.3% for the year ending December 31, 2017. The primary difference between the estimated rate of 6.3% and the federal statutory rate of 34% is that a full valuation allowance has been recorded related to the net deferred tax assets in the U.S, Luxembourg, and Swiss jurisdictions, as well as the lower statutory tax rate in Italy. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of June 30, 2017, we had an accumulated deficit of $333.0 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

As of June 30, 2017, the Company had one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions.  The shelf registration statement was declared effective by the SEC on May 19, 2017.

At June 30, 2017, we had cash, cash equivalents and restricted cash of approximately $36.2 million.

Consolidated Cash Flow Data

	Six Months Ended
	June 30,
	2017	2016
(in millions)
Net cash (used in) provided by
Operating activities	$(25.5)	$(27.5)
Investing activities	(1.8)	(0.5)
Financing activities	28.9	54.6
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash, cash equivalents and restricted cash	$1.6	$26.5

Operating Activities

For the six months ended June 30, 2017, cash used in operating activities of $25.5 million consisted of net loss of $30.1 million and cash used for working capital of $5.1 million, offset by non-cash items of $9.7 million. The non-cash items primarily consisted of $3.7 million of stock-based compensation expense, $1.1 million of depreciation, $3.3 million of amortization, $2.3 million change in fair value of warrant liabilities, $0.5 million change in fair value of contingent consideration, and loss on debt extinguishment of $0.3 million offset by $1.6 million deferred income tax benefit. The decrease in cash from changes in working capital included $0.4 million decrease in accrued expenses, $1.9 million decrease in accounts payable, $0.5 million increase in accounts receivable, $0.9 million increase in inventories, and $1.5 million increase in other current and long term assets.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $1.8 million. This amount reflected the purchases of property and equipment and intellectual property.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was $28.9 million. This amount was primarily related to $29.2 million in proceeds from the issuance of common stock, net of issuance costs, $13.2 million in proceeds from the issuance of debt, partially offset by $13.3 million in payments of debt.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $0.7 million at June 30, 2017, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiary. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Innovatus Loan Agreement

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into the Innovatus Loan Agreement with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent.  Please see the description of the Innovatus Loan Agreement above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations‑Recent Events‑Debt Refinancing.

SVB Loan Agreement

In connection with its entrance into the Innovatus Loan Agreement on May 10, 2017, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC under the SVB Loan Agreement (the “Prior Lenders”), initially entered into in January 2012, as subsequently amended or amended and restated (collectively, the “SVB Loan Agreement”). A number of the amendments related to the Senhance Acquisition or the growth of our business in non-U.S. jurisdictions. Under the SVB Loan Agreement, our current borrowing capacity was $20.0 million, all of which was borrowed under term loans. We had periods of interest-only payments during the SVB Loan Agreement, and had been making principal payments since January 2016. The maturity date of the term loans was July 1, 2018.

In connection with the entry into the Innovatur Loan Agreement, we were obligated to pay final payment and facility fees under the SVB Loan Agreement. The final payment fee obligation was $1.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in the Fiscal 2016 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, business acquisitions, in-process research and development, contingent consideration, common stock warrants, stock-based compensation, inventory and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in the Fiscal 2016 Form 10-K. Actual results may differ from these estimates under different assumptions and conditions.

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

During the second quarter of 2017, our stock price experienced a significant decline and as of June 30, 2017 and we performed a Step 1 goodwill impairment test as of the second quarter.  Our analysis included utilizing our market capitalization with a control premium. To determine the appropriate control premium, we considered recent merger and acquisition transaction activity of comparable public healthcare equipment companies.  Based on this analysis, we determined a control premium range of approximately 19% to 46%, and selected the mid-range of approximately 32.5%.  After applying a 32.5% control premium, our market value exceeded our carrying value by 13%. Based on this analysis, we determined that no charge to goodwill for impairment was required during the second quarter of 2017.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Key assumptions used in the annual goodwill impairment test are highly judgmental and include: selection of comparable companies and amount of control premium. Any change in these indicators or key assumptions could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

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

Warrant Liabilities

For the Series A Warrants and Series B Warrants, the warrant derivatives are recorded as liabilities and are revalued at each reporting period. The change in fair value is recognized in the consolidated statements of operations and comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the derivative warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term.

Stock-Based Compensation

We recognize as expense, the grant-date fair value of stock options and other stock based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We use the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the calculated historical volatility based on an analysis of reported data for a peer group of companies as well as the Company’s historical volatility. The expected term of options granted by us has been determined based upon the simplified method, because we do not have sufficient historical information regarding our options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We estimate forfeitures based on our historical experience and adjust the estimated forfeiture rate based upon actual experience. We adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting as of the beginning of fiscal year 2017 and did not elect to account for forfeitures when they occur, but will continue to estimate the number of awards that are expected to vest. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

•

Instruments and accessories. Revenue from sales of instruments and accessories is generally recognized at the time of shipment.  Revenue from services related to the supply and management of instruments and accessories is recognized as the services are rendered.

•	Service. Service revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.

Our system sale arrangements contain multiple elements including a system(s), instruments, accessories, and system service. We generally deliver all of the elements, other than service, within days of entering into the system sale arrangement. Each of these elements is a separate unit of accounting. System instruments, accessories and service are also sold on a stand-alone basis.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed by the Company with the SEC on March 6, 2017 as well as the notes to the consolidated financial statements above, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations and Comprehensive Loss, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates and foreign currency exchange rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of June 30, 2017, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

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

During the six months ended June 30, 2017, 100% of our revenue and approximately 36% of our expenses were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $0.4 million and operating expenses by approximately $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Please see the description in Note 18 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a description of on-going legal proceedings.   Based on the stage of such proceedings, we have determined that the amount of any possible loss or range of possible loss in connection with these on-going matters is not reasonably estimable.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2016 Form 10-K, which are supplemented and updated by the following risk factors.

We re-financed our debt in May 2017, and have a two-year period of interest-only payments.  We need to meet new milestone events in order to maintain the repayment schedule at interest-only payments for two years.

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into the Innovatus Loan Agreement with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent   Under the Innovatus Loan Agreement, the Lender agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017. The Company will be eligible to draw on the second tranche of $3,000,000 upon achievement of certain milestones, including Senhance Clearance.  So long as the Company meets each Interest-Only Milestone, the Company is entitled to make interest-only payments for up to twenty-four (24) months. However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain  the Senhance Clearance by May 30, 2018.  We cannot assure you that we will be able to meet each of the Interest-Only Milestones.  If we fail to meet one of the Interest-Only Milestones, we will need to begin repaying the principal of the term loans, which could have an adverse effect on our financial condition.

We issued 24,900,000 Series A Warrants and 24,900,000 Series B Warrants in May 2017, which must be revalued each reporting period.  In addition, we owe contingent consideration to Sofar under the Senhance Acquisition agreement, that is also revalued each reporting period.  Such assessments involve the use of estimates that could later be found to differ materially from actual results, which could have an adverse effect on our financial condition.

On April 28, 2017, we sold 24.9 million units, each consisting of one share of common stock, a Series A warrant to purchase one share of common stock, and a Series B warrant to purchase 0.75 shares of common stock, at a public offering price of $1.00 per unit for aggregate gross proceeds of $24.9 million in an underwritten firm commitment public offering.  The Warrants contain provisions, often referred to as “down-round protection” that may lead to adjustment of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities.  In addition, two tranches of the contingent consideration to be paid to Sofar under the Senhance Acquisition agreement remain outstanding, to be paid if the designated milestones are met.

The Warrants and the contingent consideration are each recorded as a liability on our financial statements, and we are required to revalue each of the Warrants and the contingent consideration each financial quarter.  Such revaluations necessarily involve the use of estimates, assumptions, probabilities and application of complex accounting principles.  Actual value at the time the Warrants are exercised or the contingent consideration paid could vary significantly from the value assigned to such liabilities on a quarterly basis. We cannot assure you that the revaluation of the Warrants and contingent consideration will equal the value in the future, and know that the actual value could be significantly different, which could have a material adverse effect on our financial condition.

The exercise of our outstanding options and warrants will dilute shareholders and could decrease our stock price.

The existence of our outstanding options and warrants, including the Series A Warrants and Series B Warrants, may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock or warrants, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our stockholders and may decrease our stock price.

You may experience future dilution as a result of future equity offerings or other equity issuances.

In order to raise additional capital, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We have an effective shelf registration statement under which we can raise up to $150 million through the issuance of equity or debt securities.  We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in previous offerings.

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

Foreign currency fluctuations may have a material adverse effect on our operating results.

We report our results of operations in United States dollars. A significant portion of our revenue, manufacturing and other operating costs are denominated in Euros and other currencies other than the United States dollar. Unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our reported financial results. Increases or decreases in the value of the United States dollar against other major currencies could affect our revenues, operating profit, and the value of balance sheet items. Our exposure to foreign currencies could have an adverse effect on our business, financial condition, cash flow, and/or results of operations. Furthermore, the volatility of currencies may impact year-over-year comparability.

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

10.4	Amendment No. 2 to Amended and Restated Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2017)

10.5 *	Amended and Restated Incentive Compensation Plan, as amended and restated effective July 2, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: August 2, 2017	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: August 2, 2017	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer