Form 10-Q
period 2017-09-30
TRANSENTERIX INC.
filed 2017-11-09
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2017

or

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

199,241,522 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 3, 2017.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,”  “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 6, 2017 (“Fiscal 2016 Form 10-K), and other filings we make with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix International, TransEnterix Italia, TransEnterix Europe S.Á.R.L, TransEnterix Europe S.Á.R.L, Bertrange, Swiss Branch, Lugano and TransEnterix Asia PTE. LTD. after giving effect to the Senhance Acquisition.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$183	$1,466	$3,713	$1,466
Cost of revenue	921	1,031	3,227	1,031
Gross (loss) profit	(738)	435	486	435
Operating Expenses
Research and development	4,889	7,011	16,814	21,760
Sales and marketing	4,528	2,574	12,000	5,563
General and administrative	2,920	2,793	8,688	7,927
Amortization of intangible assets	1,821	1,709	5,144	5,312
Change in fair value of contingent consideration	773	(100)	1,226	1,700
Change in fair value of warrant liabilities	22,887	—	25,213	—
Issuance costs for warrants	—	—	627	—
Inventory write-down related to restructuring	—	—	—	2,565
Restructuring and other charges	—	—	—	3,085
Goodwill impairment	—	—	—	61,784
Total Operating Expenses	37,818	13,987	69,712	109,696
Operating Loss	(38,556)	(13,552)	(69,226)	(109,261)
Other Expense
Interest expense, net	(501)	(432)	(1,457)	(1,499)
Other (expense) income	(194)	(30)	(294)	65
Total Other Expense, net	(695)	(462)	(1,751)	(1,434)
Loss before income taxes	$(39,251)	$(14,014)	$(70,977)	$(110,695)
Income tax benefit	738	1,070	2,337	4,707
Net loss	$(38,513)	$(12,944)	$(68,640)	$(105,988)
Other comprehensive income
Foreign currency translation gain	2,952	689	9,515	2,199
Comprehensive loss	$(35,561)	$(12,255)	$(59,125)	$(103,789)
Net loss per share - basic and diluted	$(0.26)	$(0.11)	$(0.51)	$(0.95)
Weighted average common shares outstanding - basic and diluted	149,516	114,946	134,622	111,189

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,483	$24,165
Accounts receivable, net	253	621
Inventories	11,273	7,883
Interest receivable	19	12
Other current assets	8,245	5,335
Total Current Assets	44,273	38,016
Restricted cash	6,386	10,425
Accounts receivable, net of current portion	—	266
Property and equipment, net	7,197	5,772
Intellectual property, net	36,663	37,090
In-process research and development	17,888	15,920
Goodwill	71,038	68,697
Other long term assets	279	63
Total Assets	$183,724	$176,249
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,625	$3,984
Accrued expenses	8,926	8,206
Contingent consideration – current portion	6,958	10,502
Notes payable - current portion, net of debt discount	—	7,997
Total Current Liabilities	18,509	30,689
Long Term Liabilities
Contingent consideration – less current portion	11,446	12,298
Notes payable - less current portion, net of debt discount	12,825	4,995
Warrant liabilities	31,156	—
Net deferred tax liabilities	9,223	10,397
Total Liabilities	83,159	58,379
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2017, and December 31, 2016; 155,283,207 and 115,781,030 shares issued at September 30, 2017 and December 31, 2016, respectively; and 155,281,071 and 115,687,351 shares outstanding at September 30, 2017 and December 31, 2016, respectively	155	115
Additional paid-in capital	468,150	426,609
Accumulated deficit	(371,484)	(302,844)
Treasury stock at cost, 2,136 and 93,679 shares at September 30, 2017 and December 31, 2016, respectively	(2)	(241)
Accumulated other comprehensive income (loss)	3,746	(5,769)
Total Stockholders’ Equity	100,565	117,870
Total Liabilities and Stockholders’ Equity	$183,724	$176,249

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2016	115,781	$115	(94)	$(241)	$426,609	$(302,844)	$(5,769)	$117,870
Stock-based compensation	—	—	—	—	5,321	—	—	5,321
Non-employee warrant awards	—	—	—	—	571	—	—	571
Issuance of common stock and treasury stock, net of issuance costs	30,220	31	211	407	22,393	—	—	22,831
Exercise of stock options and warrants	5,204	5			7,733			7,738
Award of restricted stock units	355	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	(119)	(168)	—	—	—	(168)
Issuance of common stock in exchange for contingent consideration	3,723	4	—	—	5,223	—	—	5,227
Relative fair value of warrants issued with debt	—	—	—	—	300	—	—	300
Other comprehensive income	—	—	—	—	—	—	9,515	9,515
Net loss	—	—	—	—	—	(68,640)	—	(68,640)
Balance, September 30, 2017	155,283	$155	(2)	$(2)	$468,150	$(371,484)	$3,746	$100,565

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net loss	$(68,640)	$(105,988)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,816	1,498
Amortization of intangible assets	5,144	5,312
Amortization of debt discount and debt issuance costs	212	140
Stock-based compensation	5,321	3,858
Non-employee warrant awards	571	—
Common stock issued for services	—	116
Inventory write-down related to restructuring	—	2,565
Non-cash restructuring and other charges	—	2,551
Goodwill impairment	—	61,784
Deferred tax benefit	(2,320)	(4,725)
Loss on extinguishment of debt	308	—
Change in fair value of warrant liabilities	25,213	—
Change in fair value of contingent consideration	1,226	1,700
Changes in operating assets and liabilities:
Accounts receivable	886	(809)
Interest receivable	79	(9)
Inventories	(3,519)	(1,883)
Other current and long term assets	(2,454)	(1,290)
Accounts payable	(1,599)	(1,917)
Accrued expenses	207	(168)
Net cash and cash equivalents used in operating activities	(37,549)	(37,265)
Investing Activities
Purchase of property and equipment	(1,488)	(878)
Purchase of intellectual property	(418)	—
Net cash and cash equivalents used in investing activities	(1,906)	(878)
Financing Activities
Payment of debt	(13,343)	(4,972)
Proceeds from issuance of debt and warrants, net of issuance costs	12,956	—
Payment of contingent consideration	(395)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	31,546	57,637
Taxes paid related to net share settlement of vesting of restricted stock units	(168)	(130)
Proceeds from exercise of stock options and warrants	5,449	163
Net cash and cash equivalents provided by financing activities	36,045	52,698
Effect of exchange rate changes on cash and cash equivalents	(311)	(133)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,721)	14,422
Cash, cash equivalents and restricted cash, beginning of period	34,590	38,449
Cash, cash equivalents and restricted cash, end of period	$30,869	$52,871
Supplemental Disclosure for Cash Flow Information
Interest paid	$597	$1,019
Supplemental Schedule of Noncash Investing Activities
Transfer of inventory to property and equipment	—	$1,866
Issuance of common stock as contingent consideration	$5,227	—
Relative fair value of warrants issued with debt	$300	—
Reclass of warrant liability to common stock and additional paid in capital	$2,289	—

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements

1. Organization and Capitalization

TransEnterix, Inc. (the “Company”) is a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. The Company is focused on the commercialization of its Senhance™ Surgical Robotic System  (the “Senhance System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology such as haptic feedback and eye sensing camera control. The Company also developed the SurgiBot™ System, a single-port, robotically enhanced laparoscopic surgical platform. The Senhance System has been granted a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. In April 2017, the Company submitted a 510(k) application to the FDA for the Senhance System. On October 13, 2017, the Company received Section 510(k) clearance from the FDA for use in laparoscopic colorectal and gynecologic surgery.  The Senhance System is available for sale in the U.S., the EU and select other countries. The SurgiBot System is not available for sale in any market.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.Á.R.L, TransEnterix Europe S.Á.R.L, Bertrange, Swiss Branch, Lugano and TransEnterix Asia PTE. LTD. All inter-company accounts and transactions have been eliminated in consolidation.

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

Restricted cash at September 30, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable (see Note 12) and $386,000 in cash accounts held as collateral primarily under the terms of an office operating lease and automobile leases.

Fair Value of Financial Instruments

The carrying values of accounts receivable, interest receivable, accounts payable, and certain accrued expenses at September 30, 2017 and December 31, 2016, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of September 30, 2017 and December 31, 2016, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

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

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had six customers who constituted 100% of the Company’s net accounts receivable at September 30, 2017 and three customers who constituted 100% of the Company’s net accounts receivable at December 31, 2016.

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

2. Summary of Significant Accounting Policies (Continued)

In-Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The IPR&D assets were acquired on September 21, 2015.

Property and Equipment

Property and equipment consists primarily of machinery, manufacturing equipment, demonstration equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost.

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Machinery, manufacturing equipment and demonstration equipment	3-5 years
Computer equipment	3 years
Furniture	5 years
Leasehold improvements	Lesser of lease term or 3 to 10 years

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

2. Summary of Significant Accounting Policies (Continued)

Warrant Liabilities

The Company’s Series A Warrants and Series B Warrants (see Note 4) are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 13). The warrant derivative liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.   The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the derivative warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017 and 2016 were not significant.

Risk and Uncertainties

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, Italy, other countries in the European Union, and other countries in which the Company does, or intends, to operate; its ability to attract and retain key management, marketing and scientific personnel; competition from new entrants; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution company; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $5,321,000 and $3,858,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

2. Summary of Significant Accounting Policies (Continued)

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 57% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2017. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable and inventory of $79.0 million at September 30, 2017. Total assets outside of the U.S. excluding goodwill amounted to 43% and 40% of total consolidated assets at September 30, 2017 and December 31, 2016, respectively. All revenues recorded were outside of the U.S.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) which addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees.  The guidance becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable.  The Company is currently evaluating the guidance and has not determined the impact this standard may have on its consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as financing activities. Entities may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU as of the beginning of fiscal year 2017 and did not elect to account for forfeitures when they occur, but will continue to estimate the number of awards that are expected to vest. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

(2) On December 30, 2016, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). Under the Amendment, the Second Tranche was restructured to be paid through the (A) the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million and (B) the payment of €5.0 million in cash upon the occurrence of either (i) receipt of clearance from the FDA for the Senhance System; or (ii) the Company having cash on hand of at least $50.0 million, or (iii) successfully completing a financing, raising at least $50.0 million in gross proceeds after September 2015, exclusive of any financing proceeds related to the December 2016 purchase agreement between the Company and Lincoln Park Capital Fund, LLC; with payment of simple interest at a rate of 9.0% per annum beginning on December 31, 2016. The Five Million Euro (€ 5.000.000) cash payment began to accrue simple interest at a rate of 9% per annum beginning on December 31, 2016 and will continue to accrue interest until paid in full. Such payment will be due immediately upon the completion of one of the three events identified above, except that the Company may, in its sole discretion, defer payment until December 31, 2017 in the event that any of the three events occurs before December 31, 2017. Prior to December 30, 2016, the second tranche of the Cash Consideration of €10.0 million was payable after the achievement of both of the following milestones (i) the earlier of approval from the FDA for the Senhance System or December 31, 2016, and (ii) the Company having cash on hand of at least $50.0 million, or successfully completing a financing, raising at least $50.0 million in gross proceeds; with payment of simple interest at a rate of 9.0% per annum between the achievement of the first milestone event and the payment date.

3. Acquisition of Senhance Surgical Robotic System (Continued)

(3) The third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

(4) The fourth tranche of the Cash Consideration of €2.5 million shall be payable by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2016. As of September 30, 2017 and December 31, 2016, the Company had paid €1.1 million of the fourth tranche.

The Third Tranche will be payable even if the Second Tranche is not then payable. In addition, the Second Tranche and Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System. Payments of the fourth tranche of contingent consideration was $395,000 for the three months ended September 30, 2017.

Under the Purchase Agreement, 10% of the Securities Consideration was held in escrow to support Sofar’s representations and warranties under the Purchase Agreement. In accordance with a related escrow agreement, the escrowed shares were released in September 2016. The Company, a subsidiary and Sofar also entered into a Security Agreement, which provided that 10% of the membership interests of TransEnterix Italia had a lien placed thereon by and in favor of Sofar to support the Company’s representations and warranties under the Purchase Agreement. The security interest period was twenty-four months after the closing of the Senhance Acquisition and expired on September 21, 2017.

The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.

In connection with the Senhance Acquisition, the Company also entered into a Registration Rights Agreement, dated as of September 21, 2015, with Sofar, pursuant to which the Company agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below. The resale registration statement has been filed and is effective.

In connection with the Senhance Acquisition, Sofar entered into a Lock-Up Agreement with the Company pursuant to which Sofar agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration over a two-year period following the Closing Date. As of September 21, 2017, all of the Securities Consideration was released from the lock-up restrictions and is eligible to be resold under the effective resale registration statement

The Senhance Acquisition was accounted for as a business combination utilizing the methodology prescribed in ASC 805. The purchase price for the Senhance Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

4. Fair Value

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include available for sale securities classified as cash and cash equivalents, restricted cash, contingent consideration, and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine or three months ended September 30, 2017.

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

The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2017
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$24,483	$—	$—	$24,483
Restricted cash	6,386	—	—	6,386
Total Assets measured at fair value	$30,869	$—	$—	$30,869
Liabilities measured at fair value
Contingent consideration	$—	$—	$18,404	$18,404
Warrant liabilities	—	—	31,156	$31,156
Total liabilities measured at fair value	$—	$—	$49,560	$49,560

	December 31, 2016
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$24,165	$—	$—	$24,165
Restricted cash	10,425	—	—	10,425
Total Assets measured at fair value	$34,590	$—	$—	$34,590
Liabilities measured at fair value
Contingent consideration	$—	$—	$22,800	$22,800
Total liabilities measured at fair value	$—	$—	$22,800	$22,800

4. Fair Value (Continued)

The Company’s financial liabilities include contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (see Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $1,226,000 and $1,700,000 for the nine months ended September 30, 2017 and 2016, respectively, was primarily due to the effect of the change in discount rate, passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), a Series A warrant to purchase one share of Common Stock with an exercise price of $1.00 per share  (the “Series A Warrants”), and a Series B warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per share (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”), at an offering price of $1.00 per Unit. Each Series A Warrant was exercisable at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. Receipt of Section 510(k) clearance for the Senhance System on October 13, 2017, triggered the acceleration of the expiration date of the Series A Warrants to October 31, 2017 (see Note 19). Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.

The fair value of the Series A Warrants of $2.5 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 1 year, risk free rate of 1.07%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s common stock. The fair value of the Series B Warrants of $6.2 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 5 years, risk free rate of 1.81%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s common stock. The fair value of the Series A Warrants of $11.4 million at September 30, 2017 was estimated using the Black-Scholes Merton model which used the following inputs: term of 7 months, risk free rate of 1.22%, no dividends, volatility of 87.7%, and share price of $1.43 per share based on the trading price of the Company’s common stock. The fair value of the Series B Warrants of $19.7 million at September 30, 2017 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.57 years, risk free rate of 1.86%, volatility of 87.7%, share price of $1.43 per share based on the trading price of the Company’s common stock, and probability of additional financing in 2018 and 2019 of 100%. The change in fair value of warrants for the nine months ended September 30, 2017 of $25.2 million and three months ended September 30, 2017 of $22.9 million was included in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements of Contingent consideration classified in Level 3 as of December 31, 2016 and September 30, 2017:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2017 to 2020
		Discount rate Probability of occurrence	7.5% to 11.75% 100%

4. Fair Value (Continued)

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the nine months ended September 30, 2017:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	(unaudited)
	Common stock warrants	Contingent consideration
Balance at December 31, 2016	$—	$22,800
Issuance of common stock in exchange for contingent consideration	—	(5,227)
Issuance of warrants, net of financing costs	8,715	—
Payment of contingent consideration	—	(395)
Exercise of warrants	(2,772)	—
Change in fair value	25,213	1,226
Balance at September 30, 2017	31,156	18,404
Current portion	—	6,958
Long-term portion	31,156	11,446
Balance at September 30, 2017	$31,156	$18,404

5. Accounts Receivable, Net

The following table presents the components of accounts receivable:

	September 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Gross accounts receivable	$326	$960
Allowance for uncollectible accounts	(73)	(73)
Total accounts receivable, net	$253	$887
Short-term portion	$253	$621
Long-term portion	—	266
Total accounts receivable	$253	$887

6. Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Finished goods	$2,777	$4,698
Raw materials	8,496	3,185
Total inventories	$11,273	$7,883

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and wrote down inventory related to the SurgiBot System.  The write down of inventory of $2.6 million is included in the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2016.  There were no such write-downs for the three and nine month periods ended September 30, 2017.

7. Other Current Assets

The following table presents the components of other current assets:

	September 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Prepaid expenses	$1,379	$2,186
Advances to vendors	6,727	1,806
Other receivables	139	1,343
Total	$8,245	$5,335

8. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$10,763	$7,579
Computer equipment	2,137	2,124
Furniture	595	614
Leasehold improvements	2,222	2,028
Total property and equipment	15,717	12,345
Accumulated depreciation and amortization	(8,520)	(6,573)
Property and equipment, net	$7,197	$5,772

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and disposed of certain long-lived assets, primarily equipment and fixtures related to the SurgiBot System.  The disposal of long-lived assets of $1.0 million is included as a component of restructuring and other charges in the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2016.  There were no such disposals for the three and nine months ended September 30, 2017.

Depreciation expense was $1,820,000 and $1,498,000 for the nine months ended September 30, 2017 and 2016, respectively. Depreciation expense was $678,000 and $446,000 for the three months ended September 30, 2017 and 2016, respectively.

9. Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, and goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the nine months ended September 30, 2017 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2016	$68,697
Foreign currency translation impact	2,341
Balance at September 30, 2017	$71,038

9. Goodwill, In-Process Research and Development and Intellectual Property (Continued)

Accumulated impairment of goodwill as of September 30, 2017 was $61.8 million.

The Company performs an annual impairment test of goodwill at December 31, or more frequently if events or changes in circumstances indicate that the carrying value of the Company’s one reporting unit may not be recoverable. During the second quarter of 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalency, negatively impacting the Company’s market capitalization, and warranting an interim two-step quantitative impairment test. Prior to adopting ASU 2017-04 as of the beginning of fiscal year 2017, goodwill was tested for impairment using a two-step approach. In the first step, the fair value of the reporting unit was determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of the reporting unit was less than its carrying value, the second step of the goodwill impairment test was performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit was allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities was referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill was then compared to the actual carrying value of goodwill. If the implied fair value of goodwill was less than the carrying value of goodwill, an impairment loss was recognized for the difference. ASU 2017-04 removes Step 2 of the goodwill impairment test.

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

The Company performed a qualitative assessment during the annual impairment review for fiscal 2016 as of December 31, 2016 and concluded that it is not more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for the reporting unit was not necessary at December 31, 2016. During the second quarter of 2017, the Company’s stock price experienced a significant decline. The Company performed a Step 1 goodwill impairment test as of the second quarter and determined that no charge to goodwill for impairment was required during the second quarter of 2017. No charge for goodwill impairment was required during the third quarter of 2017.

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

The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended September 30, 2017 is as follows:

In-Process Research and Development
(unaudited)
(In thousands)
Balance at December 31, 2016	$15,920
Foreign currency translation impact	1,968
Balance at September 30, 2017	$17,888

9. Goodwill, In-Process Research and Development and Intellectual Property (Continued)

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

As disclosed in Note 14, the Company executed a restructuring plan in May 2016 and wrote-off certain intellectual property consisting of patents related to the SurgiBot System.  The write-off of intellectual property of $1.6 million is included as a component of restructuring and other charges in the accompanying consolidated statements of operations and comprehensive losses for the nine months ended September 30, 2016.  There were no such write offs for the three and nine months ended September 30, 2017.

The components of gross intellectual property, accumulated amortization, and net intellectual property as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017				December 31, 2016
	(In thousands)				(In thousands)
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$48,500	$(13,584)	$1,350	$36,266	$48,500	$(8,458)	$(2,952)	$37,090
Technology and patents purchased	400	(18)	15	$397	—	—	—	—
	$48,900	$(13,602)	$1,365	$36,663	$48,500	$(8,458)	$(2,952)	$37,090

10. Income Taxes

Income taxes have been accounted for using the liability method in accordance with ASC 740 Income Taxes. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 4.1% for the year ending December 31, 2017. This rate does not include the impact of any discrete items.  The Company incurred losses for the nine month periods ended September 30, 2017 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, and Swiss operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax asset in those jurisdictions. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded as a component of purchase accounting as of the acquisition date. The deferred tax benefit during the nine months ended September 30, 2017 and 2016, was approximately $2.3 million and $4.7 million, respectively.

There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

The Company’s effective tax rate for each of the nine month periods ended September 30, 2017 and 2016 was 3.3% and 4.3%, respectively. The effective tax rate for September 30, 2016 includes the tax effect of the Company’s goodwill impairment charge, which is being treated as a discrete item for the quarter ending June 30, 2016.   At September 30, 2017, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

11. Accrued Expenses

The following table presents the components of accrued expenses:

	September 30,	December 31,
	2017	2016
	(In thousands)
	(unaudited)
Taxes and other assessments	$3,319	$2,676
Compensation and benefits	3,620	2,328
Interest and final payment fee	163	1,000
Deferred rent	635	323
Consulting and other vendors	305	1,428
Legal and professional fees	271	243
Deferred revenue	128	—
Royalties	273	159
Other	212	49
Total	$8,926	$8,206

12. Notes Payable

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent (the “Lender”).  Under the Innovatus Loan Agreement, the Lender agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017. The Company will be eligible to draw on the second tranche of $3,000,000 upon achievement of certain milestones, including Senhance Clearance (as defined below). So long as the Company meets each Interest-Only Milestone (as defined below), the Company is entitled to make interest-only payments for up to twenty-four (24) months. At the end of the interest-only period, the Company will be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date occurring on the fourth anniversary of the initial funding date.  However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with the quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain clearance for commercialization of the Senhance System by the FDA (“Senhance Clearance”) by May 30, 2018 (each such milestone, an “Interest-Only Milestone”).

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

12. Notes Payable (Continued)

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche and incurred additional debt issuance costs of approximately $1.2 million, recorded as debt discount.  In addition, the Company issued warrants to the Lender to purchase shares of the Company’s common stock.  Additional warrants will be issued on the funding date of each subsequent tranche and will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company estimated the fair value of the warrants to be $300,000. The value of the warrants was classified as equity and recorded as a discount to the loan.  The debt discount is amortized as interest expense using the effective interest method over the life of the loan.

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

The future principal payments under the Innovatus Loan Agreement are as follows:

Years ending December 31,
(In thousands)
2018	$—
2019	4,083
2020	7,000
2021	2,917
Total	$14,000

In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC (the “Prior Lenders”), which loan and security agreement, as subsequently amended and restated is referred to as the “SVB Loan Agreement.” The Company recognized a loss of $308,000 on the extinguishment of notes payable for the nine months ended September 30, 2017, which is included in interest expense on the consolidated statements of operations and comprehensive loss. The Company paid $1.3 million in final payment obligations and $255,000 in facility fees under the SVB Loan Agreement upon repayment.

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

12. Notes Payable (Continued)

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, it was determined that a debt refinancing of the SVB Loan Agreement on September 26, 2014, was considered to be a debt modification. Accordingly, the Company recorded approximately $129,000 of debt discount, consisting of the $75,000 facility fee and the relative fair value of warrants on the issue date of $54,000. Additionally, approximately $30,000 of legal fees was recorded as a result of the transaction. The debt discount and deferred financing costs were amortized over the life of the new debt agreement using the effective interest method into interest expense, net, until the debt was extinguished in May 2017.

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

13. Warrants

On March 22, 2013, SafeStitch entered into a stock purchase agreement with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors purchased an aggregate of approximately 2,420,000 shares of common stock at a price of $1.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 1,209,600 common shares, representing one warrant for every two common shares purchased, with an exercise price of $1.65 per share and five year expiration. Among the 2013 PIPE Investors purchasing shares were related parties who purchased 1.28 million shares and received 640,000 warrants. There were approximately 1.2 million warrants outstanding that were assumed as of the Merger. None of these warrants were exercised during the nine months ended September 30, 2017.

On January 17, 2012, TransEnterix Surgical entered into the original Loan Agreement with the Prior Lenders. Pursuant to such agreement, TransEnterix Surgical issued preferred stock warrants to the Prior Lenders on January 17, 2012 and December 21, 2012, respectively, to purchase shares of TransEnterix Surgical preferred stock. The preferred stock warrants expire 10 years from the issue date. The preferred stock warrants were remeasured immediately prior to the Merger. As of the Merger, the preferred stock warrants converted to common stock warrants, adjusted based on a Merger exchange ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital. These warrants are exercisable for an aggregate of approximately 279,588 shares of common stock, with an exercise price of $1.45 per share. During the year ended December 31, 2013, 139,794 of these warrants were exercised in a cashless transaction for 112,766 shares of common stock. None of these warrants were exercised during the nine months ended September 30, 2017.

On September 26, 2014, the Company entered into an amendment to its SVB Loan Agreement with the Prior Lenders. In connection with the first tranche borrowings under such amendment, the Company issued 38,324 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $4.015 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the term loans. None of these warrants were exercised during the nine months ended September 30, 2017.

On August 14, 2015, in connection with an amendment to the SVB Loan Agreement and first tranche borrowings thereunder, the Company issued 112,903 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $3.10 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the note. None of these warrants were exercised during the nine months ended September 30, 2017.

13. Warrants (Continued)

On April 28, 2017, the Company sold 24.9 million Units, each consisting of one share of Common Stock, a Series A Warrant to purchase one share of Common Stock with an exercise price of $1.00 per share, and a Series B Warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per share at an offering price of $1.00 per Unit.  Each Series A Warrant may be exercised at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. Receipt of Section 510(k) clearance for the Senhance System on October 13, 2017, triggered the acceleration of the expiration date of the Series A Warrants to October 31, 2017 (see Note 19).

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date (see Note 19).

The exercise prices and the number of shares issuable upon exercise of each of the Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The Warrants are subject to adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the then applicable exercise prices of each of the Warrants. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. If, at any time Warrants are outstanding, any fundamental transaction occurs, as described in the Warrants and generally including any consolidation or merger into another corporation, the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of its assets, the successor entity must assume in writing all of the obligations to the Warrant holders. Additionally, in the event of a fundamental transaction, each Warrant holder will have the right to require the Company, or its successor, to repurchase the Warrants for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such Warrants. As of September 30, 2017, 5,204,495 and 0 Series A warrants and Series B warrants, respectively, were exercised.

On May 10, 2017, in connection with the Innovatus Loan Agreement, the Company issued warrants to the Lender to purchase shares of the Company’s common stock.  The warrants are issued on the funding date of each tranche and will expire five (5) years from such issue date. The warrant issued in connection with funding of the first tranche will entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. None of these warrants were exercised as of September 30, 2017.

On September 12, 2017, the Company entered into a service agreement with a third party vendor. In connection with the service agreement, the Company issued 950,000 common stock warrants (“Service Warrants”) to purchase shares of the Company’s common stock, with an exercise price of $1.00 per share. The Service Warrants vest as follow: (a) twenty-five percent (25%) on the date of execution of the services agreement; (b) fifty percent (50%) upon completion of hiring the sales team; and (c) the remaining twenty-five percent (25%) upon achieving cumulative product revenue of $15.0 million. The Service Warrants expire ten years from their issue date. The Company concluded that the Service Warrants are considered equity instruments. The fair value of the Service Warrants on the issuance date was determined using a Black-Scholes Merton model. The initial expense of $0.6 was recognized as of September 30, 2017.  The fair value of the remaining Service Warrants will be updated each reporting period and the expense will be recorded over the service period. None of these warrants were exercised as of September 30, 2017.

			Weighted
		Weighted	Average
		Average	Remaining	Weighted
	Number of	Exercise	Contractual	Average
	Warrants	Price	Life (in years)	Fair Value
Outstanding at December 31, 2016	1,426,622	$1.81	2.20	$1.54
Granted	45,769,746	1.00	2.76	0.22
Exercised	(5,204,495)	1.00	—	—
Outstanding at September 30, 2017	41,991,873	$1.03	2.72	$0.27

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

On December 16, 2016, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”), pursuant to which the Company had the right to sell to Lincoln Park up to an aggregate of $25.0 million in shares of the Company’s common stock, (the “Common Stock”), subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company issued to Lincoln Park 345,421 shares of Common Stock as commitment shares in consideration for the LPC Purchase Agreement through April 27, 2017. Sales under the LPC Purchase Agreement for the year ended December 31, 2016 were 300,000 shares, with gross proceeds of $412,500 and net proceeds of $392,500. Sales under the LPC Purchase Agreement for the nine months ended September 30, 2017 were 3,972,741 shares, with gross and net proceeds of $5,304,000. Effective April 27, 2017, the Company terminated the LPC Purchase Agreement. The LPC Purchase Agreement provided the Company with an election to terminate the Purchase Agreement for any reason or for no reason by delivering a notice to Lincoln Park, and the Company did not incur any early termination penalties in connection with the termination of the LPC Purchase Agreement.

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

On February 9, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2016 Sales Agreement”) with Cantor, as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $43.6 million in shares of common stock in an at-the-market offering. The Company pays Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2016 Sales Agreement. The 2016 Sales Agreement was terminated, effective September 10, 2017.

On August 31, 2017, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “2017 Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agent, pursuant to which the Company can sell through Stifel, from time to time, up to $50.0 million in shares of common stock in an at-the-market offering. The Company pays Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2017 Sales Agreement. Unless otherwise terminated earlier, the 2017 Sales Agreement continues until all shares available under the Sales Agreement have been sold (see Note 19).

15. Equity Line Financing, Controlled Equity Offering and Public Offering of Common Stock (Continued)

The following table summarizes the total sales under the 2015 Sales Agreement, 2016 Sales Agreement and 2017 Sales Agreement for the periods indicated (in thousands, except per share amounts):

	2017 Sales Agreement	2016 Sales Agreement	2015 Sales Agreement
	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2016	Year Ended December 31, 2015
Total shares of common stock sold	1,525.1	8,763.4	5,710.2	2,014.3
Average price per share	$1.27	$4.70	$3.23	$3.25
Gross proceeds	$1,944	$41,156	$18,454	$6,546
Commissions earned by Stifel or Cantor	$58	$1,235	$553	$197
Other issuance costs	$47	$185	$—	$259

16. Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and restricted stock units. In computing diluted net loss per share for the three and nine months ended September 30, 2017 and 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and restricted stock units would be anti-dilutive.

17. Related Person Transactions

On September 18, 2015, TransEnterix Italia entered into a services agreement for receipt of administrative services from Sofar and payment of rent to Sofar, a stockholder that owned approximately 12.4% and 13.5% of the Company’s common stock at September 30, 2017 and 2016, respectively. Expenses under this agreement were approximately $52,000 and $162,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

18. Commitments and Contingencies (Continued)

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the nine months ended September 30, 2017 or the year ended December 31, 2016.

On June 2, 2016 a stockholder filed a putative class action complaint, Ashok V. Bankley, individually and on behalf of all others similarly situated vs. TransEnterix, Inc., Todd M. Pope and Joseph P. Slattery , in the United States District Court for the Eastern District of North Carolina (Case No. 5:16-cv-00313-D) (the “Initial Complaint”), against the Company and two of its executive officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between February 10, 2016 and May 10, 2016.  On August 4, 2016, the defendants filed a motion to dismiss the Initial Complaint for failure to state a claim under the securities laws.   On August 30, 2016, the court appointed Randall Clark, Samir Patel, the Underhill Cemetery Association, and the North Underhill Cemetery Association as the lead plaintiffs in the Initial Complaint, and also provided the plaintiffs an opportunity to amend the Initial Complaint.  On September 26, 2016, the lead plaintiffs filed an Amended Complaint.  Among other things, the Amended Complaint asserted revised claims against the Company and Messrs. Pope and Slattery, and added claims against certain current and former members of the Company’s Board of Directors, and Cantor Fitzgerald & Co., the sales agent under the 2016 Sales Agreement, under which the Company offered and sold, through Cantor, shares of common stock in its 2016 ATM Offering.   The Amended Complaint alleged that the defendants made false and misleading public statements related to the Company's SurgiBot System and its 510(k) application in violation of certain federal securities laws.  The Amended Complaint sought class certification of a class consisting of all persons who purchased or otherwise acquired the Company’s common stock between February 10, 2016 and May 10, 2016, class certification of a subclass of persons who purchased or otherwise acquired the Company’s common stock in connection with the 2016 ATM Offering between February 9, 2016 and April 19, 2016, unspecified monetary damages, costs, and attorneys’ fees.  On November 8, 2016, the defendants moved to dismiss the Amended Complaint, which the lead plaintiffs later opposed.   On September 22, 2017, the court entered an order granting the motions to dismiss.  On October 6, 2017, the court entered final judgment in favor of the defendants dismissing the putative securities class action with prejudice.

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

19. Subsequent Events

Exercise of Series A and Series B Warrants

As discussed in Note 4 and Note 13, on April 28, 2017, the Company sold 24.9 million Units, each consisting of one share of Common Stock, a Series A Warrant to purchase one share of Common Stock with an exercise price of $1.00 per share, and a Series B Warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per share at an offering price of $1.00 per Unit.  Each Series A Warrant could be exercised at any time beginning on the date of issuance, and from time to time thereafter, through October 31, 2017, the accelerated expiration date of the Series A Warrants resulting from receipt of 510(k) clearance for the Company's Senhance Surgical System. As of October 31, 2017, all of the Series A Warrants had been exercised resulting in $24.9 million in gross proceeds to the Company.

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date. As of October 31, 2017, Series B Warrants representing approximately 8.9 million shares had been exercised resulting in $8.7 million in gross proceeds to the Company.

19. Subsequent Events (Continued)

Completion of 2017 ATM Offering

As discussed in Note 15, on August 31, 2017, the Company entered into the 2017 Sales Agreement with Stifel, as sales agent, pursuant to which the Company could sell through Stifel, from time to time, up to $50.0 million in shares of common stock in an at-the-market offering. The Company pays Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2017 Sales Agreement. Unless otherwise terminated earlier, the 2017 Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of October 31, 2017, the Company completed the sale of all shares available under the 2017 Sales Agreement resulting in gross proceeds of $50 million and net proceeds to the Company of $48.5 million.

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

Overview

TransEnterix, Inc. (the “Company,” “we” or “us”) is a medical device company that is pioneering the use of robotics to improve minimally invasive surgery by addressing the clinical challenges associated with current laparoscopic and robotic options. The Company is focused on the commercialization of its Senhance™ Surgical Robotic System (the “Senhance System”), a multi-port robotic system that brings the advantages of robotic surgery to patients while enabling surgeons with innovative technology such as haptic feedback and eye sensing camera control. The Company also developed the SurgiBot™ System, a single-port, robotically enhanced laparoscopic surgical platform. The Senhance System has been granted a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. In April 2017, the Company submitted a 510(k) application to the FDA for the Senhance System. On October 13, 2017, the Company received Section 510(k) clearance from the FDA for use in laparoscopic colorectal and gynecologic surgery.  The Senhance System is available for sale in the U.S., the EU and select other countries. The SurgiBot System is not available for sale in any market.

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

Since inception, we have been unprofitable. As of September 30, 2017, we had an accumulated deficit of $371.5 million.

We expect to continue to invest in research and development and sales and marketing and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

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

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche.  In addition, the Company issued warrants to the Lender to purchase shares of the Company’s common stock.  Additional warrants will be issued on the funding date of each subsequent tranche and will expire five (5) years from such issue date. The warrant issued in connection with funding of the first tranche entitles the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

Each Series A Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. Receipt of Section 510(k) clearance for the Senhance System on October 13, 2017, triggered the acceleration of the expiration date of the Series A Warrants to October 31, 2017.  As of October 25, 2017, all of the Series A Warrants had been exercised.

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date. As of October 25, 2017, Series B Warrants representing approximately 8.8 million shares had been exercised.

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

The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company.

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

Controlled Equity Offering

On February 9, 2016, we entered into a Controlled Equity Offering SM Sales Agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we can offer and sell, through Cantor, up to approximately $43.6 million in shares of common stock in an at-the market offering (the “2016 ATM Offering”). The 2016 Sales Agreement was terminated, effective September 10, 2017. On February 20, 2015, we had entered into a Controlled Equity Offering SM Sales Agreement (the “2015 Sales Agreement”) with Cantor, as sales agent, pursuant to which we offered and sold, through Cantor, $25.0 million in shares of common stock in an at-the-market offering from February 2015 through February 2016 (the “2015 ATM Offering”). All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2015 Sales Agreement and the 2016 Sales Agreement.

On August 31, 2017, we entered into an At-the-Market Equity Offering Sales Agreement (the “2017 Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) under which we can offer and sell, through Stifel, up to approximately $50.0 million in shares of common stock in an at-the-market offering (the “2017 ATM Offering”). All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We pay Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2017 Sales Agreement. As of October 31, 2017, the 2017 ATM Offering was completed.

The following table summarizes the total sales under the 2015 Sales Agreement, 2016 Sales Agreement and 2017 Sales Agreement for the periods indicated (in thousands, except per share amounts):

	2017 Sales Agreement	2016 Sales Agreement	2015 Sales Agreement
	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2016	Year Ended December 31, 2015
Total shares of common stock sold	1,525.1	8,763.4	5,710.2	2,014.3
Average price per share	$1.27	$4.70	$3.23	$3.25
Gross proceeds	$1,944	$41,156	$18,454	$6,546
Commissions earned by Stifel or Cantor	$58	$1,235	$553	$197
Other issuance costs	$47	$185	$—	$259

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

Registration Rights and Lock-Up Agreements

In connection with the Senhance Acquisition, we also entered into a Registration Rights Agreement, dated as of September 21, 2015, with the Seller, pursuant to which we agreed to register the Securities Consideration shares for resale following the end of the lock-up periods described below. The resale Registration Statement has been filed and is effective.

In connection with the Senhance Acquisition, Sofar entered into a Lock-Up Agreement with us pursuant to which Sofar agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Securities Consideration over a two-year period following the Closing Date. As of September 21, 2017, all of the Securities Consideration was released from the lock-up restrictions and is eligible to be resold under the effective resale registration statement.

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

Product and service revenue for the three months ended September 30, 2017 decreased to $0.2 million compared to $1.5 million for the three months ended September 30, 2016. The $1.3 million decrease was primarily the result of the revenue recognized on the sale of one Senhance System in the third quarter of 2016.

Product and service revenue for the nine months ended September 30, 2017 increased to $3.7 million compared to $1.5 million for the nine months ended September 30, 2016. The $2.2 million increase was primarily the result of the revenue recognized on the sale of two Senhance Systems during 2017.

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

Cost of revenue for the three months ended September 30, 2017 decreased to $0.9 million as compared to $1.0 million for the three months ended September 30, 2016. This $0.1 million decrease over the prior year period was the result of decreased sales offset by increased costs for manufacturing overhead.

Cost of revenue for the nine months ended September 30, 2017 increased to $3.2 million as compared to $1.0 for the nine months ended September 30, 2016. This $2.2 million increase over the prior year period was the result of the costs recognized in connection with the sale of two Senhance Systems during 2017 compared to the sale of one Senhance System during 2016 and increased costs for manufacturing overhead.

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

R&D expenses for the three months ended September 30, 2017 decreased 30% to $4.9 million as compared to $7.0 million for the three months ended September 30, 2016. The $2.1 million decrease resulted primarily from decreased contract engineering services, consulting and other outside services of $2.2 million, decreased depreciation of $0.4 million and decreased facility costs of $0.5 million, and decreased other costs of $0.3 million, offset by increased supplies expense of $1.2 million.

R&D expenses for the nine months ended September 30, 2017 decreased 23% to $16.8 million as compared to $21.8 million for the nine months ended September 30, 2016. The $5.0 million decrease resulted primarily from the Company’s decision in 2016 to focus our resources solely on advancing the Senhance platform, resulting in decreased contract engineering services, consulting and other outside services of $2.4 million, decreased personnel related costs of $1.1 million, decreased facility costs of $0.8 million and decreased depreciation of $0.7 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to increase significantly in 2017 in support of our Senhance System product launch. We cannot assure you that we will meet our anticipated product launch target for the Senhance System in 2017.

Sales and marketing expenses for the three months ended September 30, 2017 increased 73% to $4.5 million compared to $2.6 million for the three months ended September 30, 2016. The $1.9 million increase was primarily related to increased contract sales force costs of $0.6 million, increased personnel related costs of $0.5 million, increased travel related expenses of $0.5 million and increased other costs of $0.3 million.

Sales and marketing expenses for the nine months ended September 30, 2017 increased 114% to $12.0 million compared to $5.6 million for the nine months ended September 30, 2016. The $6.4 million increase was primarily related to increased personnel related costs of $2.1 million, increased travel related expenses of $0.9 million, increased depreciation expense $0.7 million, increased tradeshow costs of $0.6 million, increased contract sales force costs of $0.6 million, increased demonstration product costs of $0.5 million, increased stock compensation costs of $0.4 million and increased other costs of $0.6 million.

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

General and administrative expenses for the three months ended September 30, 2017 of $2.9 million were consistent with general and administrative expenses of $2.8 million for the three months ended September 30, 2016.

General and administrative expenses for the nine months ended September 30, 2017 increased 10% to $8.7 million compared to $7.9 million for the nine months ended September 30, 2016. The $0.8 million increase was primarily due to increased stock compensation costs of $0.5 million and increased personnel costs of $0.5 million, offset by decreased other expenses of $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2017 increased to $1.8 million compared to $1.7 million for the three months ended September 30, 2016. The $0.1 million increase was primarily the result of the acquisition of patents.

Amortization of intangible assets for the nine months ended September 30, 2017 decreased to $5.1 million compared to $5.3 million for the nine months ended September 30, 2016. The $0.2 million decrease was primarily the result of the write-off of certain patents in May 2016.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $0.8 million for the three months ended September 30, 2017 and $(0.1) million for the three months ended September 30, 2016.  The increase of $0.9 million is primarily related to the effect of the change in discount rate, passage of time on the fair value measurement and the impact of foreign currency exchange rates.

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $1.2 million for the nine months ended September 30, 2017 and $1.7 million for the nine months ended September 30, 2016.  The decrease of $0.5 million is primarily related to the change in the discount rate, passage of time on the fair value measurement and the impact of foreign currency exchange rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $22.9 million and $25.2 million for the three and nine months ended September 30, 2017, respectively. The increase was primarily the result of our increased stock price at September 30, 2017.

Inventory write-down related to restructuring

On April 19, 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalence based on the data submitted in the 510(k) submission. As a result, we reprioritized our near-term regulatory efforts to the 510(k) submission for the Senhance System. Consequently, in May 2016, the Company implemented a restructuring plan.  Under this plan, we recorded a $2.6 million write-down of inventory related to the SurgiBot System during the nine month periods ended September 30, 2016.

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

Other expenses for the three months ended September 30, 2017 increased to $0.7 million compared to $0.5 million for the three months ended September 30, 2016. The $0.2 million increase was primarily the result of the loss on the extinguishment of debt and increased interest expense.

Other expense for the nine months ended September 30, 2017 increased to $1.8 million compared to $1.4 million for the nine months ended September 30, 2016. The $0.4 million increase was primarily the result of the loss on the extinguishment of debt and increased interest expense.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.7 million and $1.1 million of income tax benefit for the three months ended September 30, 2017 and 2016, respectively. We recognized $2.3 million and $4.7 million of income tax benefit for the nine months ended September 30, 2017 and 2016, respectively. The Company estimates an annual effective tax rate of 4.1% for the year ending December 31, 2017. The primary difference between the estimated rate of 4.1% and the federal statutory rate of 34% is that a full valuation allowance has been recorded related to the net deferred tax assets in the US, Luxembourg, and Swiss jurisdictions, as well as the lower statutory tax rate in Italy. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of September 30, 2017, we had an accumulated deficit of $371.5 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund sales and marketing, research and development and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

As of September 30, 2017, the Company had one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions.  The shelf registration statement was declared effective by the SEC on May 19, 2017. We have raised $50.0 million in gross proceeds and approximately $48.5 in net proceeds under such shelf registration statement through the sale of all the shares available under the 2017 ATM Offering. As of October 31, 2017, we had $100.0 million available for future financings under such shelf registration statement.

At October 31, 2017, we had cash, cash equivalents and restricted cash of approximately $100.6 million.

Consolidated Cash Flow Data

	Nine Months Ended
	September 30,
	2017	2016
(in millions)
Net cash (used in) provided by
Operating activities	$(37.5)	$(37.3)
Investing activities	(1.9)	(0.9)
Financing activities	36.0	52.7
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3.7)	$14.4

Operating Activities

For the nine months ended September 30, 2017, cash used in operating activities of $37.5 million consisted of net loss of $68.6 million and cash used for working capital of $6.4 million, offset by non-cash items of $37.5 million. The non-cash items primarily consisted of $25.2 million change in fair value of warrant liabilities, $5.3 million of stock-based compensation expense, $1.8 million of depreciation, $5.4 million of amortization, $1.2 million change in fair value of contingent consideration, $0.6 million of non-employee warrant awards and loss on debt extinguishment of $0.3 million offset by $2.3 million deferred income tax benefit. The decrease in cash from changes in working capital included $1.6 million decrease in accounts payable, $3.5 million increase in inventories, $2.5 million increase in other current and long term assets, $0.9 million decrease in accounts receivable and $0.2 million increase in accrued expenses.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $1.9 million. This amount reflected the purchases of property and equipment and intellectual property.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $36.0 million. This amount was primarily related to $31.5 million in proceeds from the issuance of common stock, net of issuance costs, $13.0 million in proceeds from the issuance of debt, $5.4 million proceeds from the exercise of warrants, partially offset by $13.3 million in payments of debt.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $0.8 million at September 30, 2017, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiary. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

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

In connection with the entry into the Innovatus Loan Agreement, we were obligated to pay final payment and facility fees under the SVB Loan Agreement. The final payment fee obligation was $1.3 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our annual contractual obligations as of September 30, 2017 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Long-term debt obligations (1)	$19.1	$1.8	$13.0	$4.3	$—
Operating leases	$1.6	$0.8	$0.5	$0.3	$—
License, supply and third party vendor agreements	$15.0	$7.8	$3.0	$1.2	$3.0
Total contractual obligations (2)	$35.7	$10.4	$16.5	$5.8	$3.0

(1)	Long-term debt obligations include principal and interest payments on our notes payable.

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

License, supply and third party vendor agreements include agreements assumed as part of the Senhance Acquisition and other third party vendor agreements.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2017, our stock price experienced a significant decline and as of June 30, 2017 and we performed a Step 1 goodwill impairment test as of the second quarter.  Our analysis included utilizing our market capitalization with a control premium. To determine the appropriate control premium, we considered recent merger and acquisition transaction activity of comparable public healthcare equipment companies.  Based on this analysis, we determined a control premium range of approximately 19% to 46%, and selected the mid-range of approximately 32.5%.  After applying a 32.5% control premium, our market value exceeded our carrying value by 13%. Based on this analysis, we determined that no charge to goodwill for impairment was required during the second quarter of 2017. No charge for goodwill impairment was required during the third quarter of 2017.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of September 30, 2017, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

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

During the nine months ended September 30, 2017, 100% of our revenue and approximately 43% of our expenses were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $0.4 million and operating expenses by approximately $1.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are currently highly dependent on the commercial success of a single product, the Senhance System.  We cannot give any assurance that the Senhance System can be successfully commercialized.

We are currently highly dependent on the commercial success of the Senhance System, which is CE marked and recently FDA cleared. We began our selling efforts for the Senhance System in the fourth quarter of 2015 in Europe and we have had limited commercial success to date.  We recently began to establish our commercial infrastructure in the U.S.  We cannot assure you that we will be able to successfully commercialize the Senhance System, for a number of reasons, including, without limitation, failure in our sales and marketing efforts, the long sales cycle associated with the purchase of a piece of capital equipment, such as the Senhance System, or the potential introduction by our competitors of more clinically effective or cost-effective alternatives.  Failure to successfully commercialize the Senhance System would have a material and adverse effect on our business.

The sales cycle for the Senhance System is lengthy and unpredictable, which will make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations in our operating results.

Purchase of a surgical robotic system such as the Senhance System represents a capital purchase by hospitals and other potential customers.  The capital purchase nature of the transaction, the complexity of our product, the relative newness of surgical robotics and the competitive landscape requires us to spend substantial time and effort to assist potential customers in evaluating our robotic systems. We must communicate with multiple surgeons, administrative staff and executives within each potential customer in order to receive all approvals on behalf of such organizations. We may face difficulty identifying and establishing contact with such decision makers. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Additionally, our customers may have strict limitations on spending given the current economic climate. We expect our sales cycle to range between six and twelve months, or longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. We also expect such a lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in future periods.

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

We issued 24,900,000 Series A Warrants and 24,900,000 Series B Warrants in May 2017, which must be revalued each reporting period.  In addition, we owe contingent consideration to Sofar under the Senhance Acquisition agreement that is also revalued each reporting period.  Such assessments involve the use of estimates that could later be found to differ materially from actual results, which could have an adverse effect on our financial condition.

On April 28, 2017, we sold 24.9 million units, each consisting of one share of common stock, a Series A warrant to purchase one share of common stock, and a Series B warrant to purchase 0.75 shares of common stock, at a public offering price of $1.00 per unit for aggregate gross proceeds of $24.9 million in an underwritten firm commitment public offering.  The outstanding Series B Warrants contain provisions, often referred to as “down-round protection” that may lead to adjustment of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities.  In addition, two tranches of the contingent consideration to be paid to Sofar under the Senhance Acquisition agreement remain outstanding, to be paid if the designated milestones are met.

The Series B Warrants and the contingent consideration are each recorded as a liability on our financial statements, and we are required to revalue each of the Warrants and the contingent consideration at each reporting period.  Such revaluations necessarily involve the use of estimates, assumptions, probabilities and application of complex accounting principles.  Actual value at the time the Warrants are exercised or the contingent consideration paid could vary significantly from the value assigned to such liabilities on a quarterly basis. We cannot assure you that the revaluation of the Warrants and contingent consideration will equal the value in the future, and know that the actual value could be significantly different, which could have a material adverse effect on our financial condition.

The exercise of our outstanding options and warrants will dilute shareholders and could decrease our stock price.

The existence of our outstanding options and warrants, including the outstanding Series B Warrants, may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock or warrants, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our stockholders and may decrease our stock price.

You may experience future dilution as a result of future equity offerings or other equity issuances.

In order to raise additional capital, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We have an effective shelf registration statement under which we have the current ability to raise up to $100 million through the issuance of equity or debt securities.  We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in previous offerings.

The outstanding Series B Warrants contain provisions, often referred to as “down-round protection” that may lead to adjustment of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities. Any such adjustment could further impact the dilution from future offerings of our securities.

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

On September 7, 2017, the Board of Directors approved the issuance of common stock warrants to purchase 950,000 shares to a service provider to the Company.  The issuance of the foregoing securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 3(a)(9) or 4(a)(2) thereof and Regulation D promulgated thereunder, which exception we believe is available because the securities were not offered pursuant to a general solicitation and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506. The securities issued in this transaction may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

4.4*	Form of Service Warrant to purchase common stock for warrants issued to third party vendor*

10.5*	Amended and Restated Incentive Compensation Plan, as amended and restated effective July 2, 2017

10.6

At-the-Market Equity Offering Sales Agreement, dated August 31, 2017, by and between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current report on Form 8-K filed with the SEC on August 31, 2017)

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

TransEnterix, Inc.

Date: November 9, 2017	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer