Form 10-Q
period 2018-03-31
TRANSENTERIX INC.
filed 2018-05-08
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2018

or

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

203,976,789 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of May 4, 2018.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,”  “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 8, 2018, or the Fiscal 2017 Form 10-K, and other filings we make with the Securities and Exchange Commission, or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix International; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd; and TransEnterix Japan KK.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

ii

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands except per share amounts)

(Unaudited)

	March 31,
	2018	2017
Revenue	$4,767	$1,946
Cost of revenue	2,555	1,334
Gross profit	2,212	612
Operating Expenses (Income)
Research and development	5,265	6,855
Sales and marketing	5,970	3,723
General and administrative	2,676	3,049
Amortization of intangible assets	2,827	1,636
Change in fair value of contingent consideration	627	1,227
Gain from sale of SurgiBot assets, net	(11,996)	—
Total Operating Expenses (Income)	5,369	16,490
Operating Loss	(3,157)	(15,878)
Other Income (Expense)
Change in fair value of warrant liabilities	1,829	—
Interest expense, net	(386)	(334)
Other expense	(58)	(60)
Total Other Income (Expense), net	1,385	(394)
Loss before income taxes	$(1,772)	$(16,272)
Income tax benefit	890	858
Net loss	$(882)	$(15,414)
Other comprehensive income
Foreign currency translation gain	2,308	1,133
Comprehensive income (loss)	$1,426	$(14,281)
Net loss per share - basic and diluted	$0.00	$(0.13)
Weighted average common shares outstanding - basic and diluted	199,900	121,660

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$87,634	$91,217
Accounts receivable, net	1,837	1,536
Inventories	11,644	10,817
Interest receivable	101	80
Other current assets	8,304	9,344
Total Current Assets	109,520	112,994
Restricted cash	6,779	6,389
Property and equipment, net	6,406	6,670
Intellectual property, net	51,233	52,638
Goodwill	71,954	71,368
Other long term assets	283	192
Total Assets	$246,175	$250,251
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,614	$3,771
Accrued expenses	8,222	10,974
Deferred revenue	1,018	1,088
Deferred gain on sale of SurgiBot assets	—	7,500
Contingent consideration – current portion	760	719
Notes payable - current portion, net of debt discount	6,583	4,788
Total Current Liabilities	20,197	28,840
Long Term Liabilities
Contingent consideration – less current portion	12,285	11,699
Notes payable - less current portion, net of debt discount	6,863	8,385
Warrant liabilities	11,745	14,090
Net deferred tax liabilities	7,727	8,389
Total Liabilities	58,817	71,403
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2018 and December 31, 2017; 201,972,831 and 199,282,003 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	201	199
Additional paid-in capital	628,332	621,261
Accumulated deficit	(448,511)	(447,640)
Accumulated other comprehensive income	7,336	5,028
Total Stockholders’ Equity	187,358	178,848
Total Liabilities and Stockholders’ Equity	$246,175	$250,251

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2017	199,282	$199	—	$—	$621,261	$(447,640)	$5,028	$178,848
Stock-based compensation	—	—	—	—	1,834	—	—	1,834
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	11	—	—	11
Exercise of stock options and warrants	1,038	1	—	—	2,227	—	—	2,228
Award of restricted stock units	367	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	174	—	—	—	—	—
Cancellation of treasury stock	—	—	(174)	—	—	—	—	—
Issuance of common stock related to sale of SurgiBot assets	1,286	1	—	—	2,999	—	—	3,000
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	—	2,308	2,308
Net loss	—	—	—	—	—	(882)	—	(882)
Balance, March 31, 2018	201,973	$201	—	—	$628,332	$(448,511)	$7,336	$187,358

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net loss	$(882)	$(15,414)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain from sale of SurgiBot assets, net	(11,996)	—
Depreciation	660	532
Amortization of intangible assets	2,827	1,636
Amortization of debt discount and debt issuance costs	274	31
Stock-based compensation	1,834	2,139
Deferred tax benefit	(890)	(858)
Change in fair value of warrant liabilities	(1,829)	—
Change in fair value of contingent consideration	627	1,227
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(296)	(753)
Interest receivable	(21)	2
Inventories	(604)	(320)
Other current and long term assets	1,171	(251)
Accounts payable	(217)	(759)
Accrued expenses	(2,871)	(1,161)
Deferred revenue	(86)	—
Net cash and cash equivalents used in operating activities	(12,299)	(13,949)
Investing Activities
Proceeds related to sale of SurgiBot assets, net	4,496	—
Purchase of property and equipment	(218)	(501)
Proceeds from sale of property and equipment	17	—
Net cash and cash equivalents provided by (used in) investing activities	4,295	(501)
Financing Activities
Payment of notes payable	—	(1,966)
Proceeds from issuance of common stock and warrants, net of issuance costs	11	5,304
Proceeds from issuance of common stock related to sale of SurgiBot assets	3,000	—
Proceeds from exercise of stock options and warrants	1,712	—
Net cash and cash equivalents provided by financing activities	4,723	3,338
Effect of exchange rate changes on cash and cash equivalents	88	40
Net decrease in cash, cash equivalents and restricted cash	(3,193)	(11,072)
Cash, cash equivalents and restricted cash, beginning of period	97,606	34,590
Cash, cash equivalents and restricted cash, end of period	$94,413	$23,518
Supplemental Disclosure for Cash Flow Information
Interest paid	$304	$233
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of inventories to property and equipment	$71	$—
Issuance of common stock as contingent consideration	$—	$5,227
Reclass of warrant liability to common stock and additional paid-in capital	$516	$—

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Capitalization

TransEnterix, Inc. (the “Company”) is a medical device company that is digitizing the interface between the surgeon and the patient to improve minimally invasive surgery by addressing the clinical and economic challenges associated with current laparoscopic and robotic options in today's value-based healthcare environment. The Company is focused on the commercialization of the Senhance™ Surgical System (the “Senhance System”), which digitizes laparoscopic minimally invasive surgery. The Senhance System allows for robotic precision, haptic feedback, surgeon camera control via eye sensing and improved ergonomics while offering responsible economics.

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

The Company also developed the SurgiBot™ System, a single-port, robotically enhanced laparoscopic surgical platform. On December 18, 2017, the Company announced that it had entered into an agreement with Great Belief International Limited (“GBIL”) to advance the SurgiBot System towards global commercialization.  The agreement transfers ownership of the SurgiBot System assets, while the Company retains the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to have the SurgiBot System manufactured in China and obtain Chinese regulatory clearance from the China Food and Drug Administration (“CFDA”), while entering into a nationwide distribution agreement with China National Scientific and Instruments and Materials Company (“CSIMC”) for the Chinese market.  The agreement provides the Company with proceeds of at least $29 million, of which $7.5 million was received in December 2017. An additional $7.5 million was received at the second closing in March 2018, which included a $3.0 million equity investment at $2.33 per share of common stock. The remaining $14.0 million, representing minimum royalties, will be paid beginning at the earlier of receipt of Chinese regulatory approval or five years after the second closing date.

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

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and includes TransEnterix International, Inc.; TransEnterix Italia S.r.l.; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; and TransEnterix Japan KK after giving effect to the Senhance Acquisition.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2017 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.Á.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; and TransEnterix Japan KK. All inter-company accounts and transactions have been eliminated in consolidation.

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

Restricted cash at March 31, 2018 includes $6.0 million in a money market account, held in connection with the Company’s notes payable (see Note 13) and $779,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

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

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had one customer who accounted for 74% of the Company’s net accounts receivable at March 31, 2018 and a different customer who constituted 88% of the Company’s net accounts receivable at December 31, 2017. The Company had two customers who accounted for 91% of the Company’s net revenue for the three months ended March 31, 2018 and a different customer who constituted 91% of the Company’s net revenue for the three months ended March 31, 2017.

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

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets.  No impairment existed at March 31, 2018 or December 31, 2017.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. See Note 10 for additional information related to goodwill impairment recorded during the second quarter of 2016. No impairment existed at March 31, 2018 or December 31, 2017.

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

Contingent Consideration

Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to business acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss).

Deferred Gain on Sale of SurgiBot Assets

In conjunction with the agreement with GBIL in relation to the transfer of the SurgiBot System assets, the Company received $7.5 million in December 2017.  This amount was included in deferred gain on sale of SurgiBot assets in the consolidated balance sheet pending transfer of the assets in March 2018 and was recognized in gain from sale of SurgiBot assets in the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2018.

Warrant Liabilities

The Company’s Series B Warrants are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 5). The warrant liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss). The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations and comprehensive income (loss). The net gains and losses included in net loss in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and 2017 were not significant.

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

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of systems, system components, instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system service. The Company’s system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a standalone basis.

The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations as follows:

•

System sales. For systems and system components sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, for which distributors responsible for installation, revenue is recognized generally at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year warranty. Warranty costs were not material for the periods presented.

•

Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but also occurs at the time of delivery depending on the customer arrangement. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products such as replacement endoscopes, camera heads, light guides, and other items that facilitate use of the Senhance Surgical System.

•

Service. Service revenue is recognized ratably over the term of the service period as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. Due to limited sales to date, standalone selling prices are not directly observable. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer, and market conditions. The Company regularly reviews standalone selling prices and updates these estimates if necessary.

The following table presents revenue disaggregated by types and geography:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
	(unaudited)
U.S.
Services	$21	$—
Total U.S. revenue	21	—

Outside of U.S. ("OUS")
Systems	3,454	1,572
Instruments and accessories	1,111	277
Services	181	97
Total OUS revenue	4,746	1,946

Total
Systems	3,454	1,572
Instruments and accessories	1,111	277
Services	202	97
Total revenue	$4,767	$1,946

The Company recognizes sales by geographic area based on the country in which the customer is based.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.7 million as of March 31, 2018.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0 as of March 31, 2018 and 2017, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended March 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $0.1 million and $0, respectively.

In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for our sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue.

Research and Development Costs

Research and development expenses primarily consist of engineering, product development and regulatory expenses, incurred in the design, development, testing and enhancement of our products. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company follows ASC 718 “Stock Compensation” and ASC 505-50 “Equity-Based Payments to Non-employees”, which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. For awards granted to non-employees, the Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $1,834,000 and $2,139,000 for the three months ended March 31, 2018 and 2017, respectively.

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

In accordance with Staff Accounting Bulletin (“SAB”) No. 118, income tax effects of the Tax Legislation may be refined upon obtaining, preparing, or analyzing additional information during a measurement period, of one year.  During the measurement period provisional amounts may be adjusted for the effects, if any, of interpretive guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 60% and 60% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2018 and December 31, 2017, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, other current assets, property and equipment, cash, accounts receivable and inventory of $99.2 million and $99.9 million at March 31, 2018 and December 31, 2017, respectively. Total assets outside of the U.S. excluding goodwill amounted to 31% and 31% of total consolidated assets at March 31, 2018 and December 31, 2017, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended March 31, 2018 and 2017, 100% of net revenue was generated in Europe.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) which addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees.  The guidance became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The adoption of this ASU did not have an impact on the consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) — Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new standard clarifies the scope of guidance applicable to sales of nonfinancial assets and also provides guidance on accounting for partial sales of such assets.  The adoption of this ASU did not have an impact on the consolidated financial statements.

The Company adopted the New Revenue Standard in the first quarter of fiscal year 2018 using the modified retrospective method resulting in a cumulative catch-up adjustment to opening retained earnings.  The Company applied the New Revenue Standard to all contracts and concluded that the timing and measurement of revenue recognition is materially consistent under the New Revenue Standard, except for the future billings related to future service included in its multi-year contracts that should be part of the consideration allocated to all performance obligations under the New Revenue Standard. Under the prior standard, future service billings were considered to be contingent revenue, and therefore, were not included in the consideration allocated. Accordingly, the amount of consideration allocated to the performance obligations identified in the Company’s system arrangements is different under the New Revenue Standard than the amount allocated under the prior standard. In general, this will result in an acceleration of the amount of revenue recognized for system sales with multi-year service contracts. Due to limited sales to date, the Company recorded a $11,000 cumulative catch-up adjustment to retained earnings in the first quarter of fiscal year 2018, offset by reductions in accounts receivable of $4,000 and deferred revenue of $15,000. Under the prior standard, revenue would have been $8,000 greater in the first quarter of fiscal year 2018 than under the New Revenue Standard.

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

(1) $25.0 million of the Cash Consideration, which was paid at closing.

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

(4) The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2016. As of March 31, 2018, the Company had paid €1.8 million of the fourth tranche.

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

4.	Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Cash	$3,959	$4,039
Money market	83,675	87,178
Total cash and cash equivalents	$87,634	$91,217
Restricted cash	$6,779	$6,389
Total	$94,413	$97,606

Restricted cash at March 31, 2018 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $779,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

5.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

The carrying values of accounts receivable, interest receivable, accounts payable, and certain accrued expenses at March 31, 2018 and December 31, 2017, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of March 31, 2018 and December 31, 2017, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2018
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$87,634	$—	$—	$87,634
Restricted cash	6,779	—	—	6,779
Total Assets measured at fair value	$94,413	$—	$—	$94,413
Liabilities measured at fair value
Contingent consideration	$—	$—	$13,045	$13,045
Warrant liabilities	—	—	11,745	11,745
Total liabilities measured at fair value	$—	$—	$24,790	$24,790

	December 31, 2017
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$91,217	$—	$—	$91,217
Restricted cash	6,389	—	—	6,389
Total Assets measured at fair value	$97,606	$—	$—	$97,606
Liabilities measured at fair value
Contingent consideration	$—	$—	$12,418	$12,418
Warrant liabilities	—	—	14,090	14,090
Total liabilities measured at fair value	$—	$—	$26,508	$26,508

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $0.6 million for the three months ended March 31, 2018 and $1.2 million for the three months ended March 31, 2017 was primarily due to the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The change in fair value of warrants for the three months ended March 31, 2018 of $1.8 million was included in the Company’s consolidated statement of operations and comprehensive income (loss). The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

			April 28, 2017
Series B	March 31, 2018	December 31, 2017	(date of issuance)
Fair value	$11.7 million	$14.1 million	$6.2 million
Valuation methodology	Monte Carlo	Monte Carlo	Black- Scholes Merton
Term	4.08 years	4.33 years	5 years
Risk free rate	2.48%	2.13%	1.81%
Dividends	—	—	—
Volatility	85.60%	80.60%	73.14%
Share price	$1.70	$1.93	$0.65
Probability of additional financing	25% in 2018 and 75% in 2019	25% in 2018 and 75% in 2019	Not Applicable

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3, with the exception of the warrant liability, which is explained above as of March 31, 2018 and December 31, 2017:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2018 to 2020
		Discount rate Probability of occurrence	7.5% to 12% 100%

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2018:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	(unaudited)
	Common stock	Contingent
	warrants	consideration
Balance at December 31, 2017	$14,090	$12,418
Exercise of warrants	(516)	—
Change in fair value	(1,829)	627
Balance at March 31, 2018	$11,745	$13,045
Current portion	—	760
Long term portion	11,745	12,285
Balance at March 31, 2018	$11,745	$13,045

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	March 31,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Gross accounts receivable	$1,910	$1,609
Allowance for uncollectible accounts	(73)	(73)
Total accounts receivable, net	$1,837	$1,536

7.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Finished goods	$4,268	$4,432
Raw materials	7,376	6,385
Total inventories	$11,644	$10,817

8.	Other Current Assets

The following table presents the components of other current assets:

	March 31,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Prepaid expenses	$1,442	$1,519
Advances to vendors	6,738	6,403
Other receivables	124	1,422
Total	$8,304	$9,344

9.	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$11,189	$10,866
Computer equipment	2,191	2,187
Furniture	603	598
Leasehold improvements	2,248	2,237
Total property and equipment	16,231	15,888
Accumulated depreciation and amortization	(9,825)	(9,218)
Property and equipment, net	$6,406	$6,670

Depreciation expense was $660,000 and $532,000, for the three months ended March 31, 2018 and 2017, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, and goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the three months ended March 31, 2018 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2017	$71,368
Foreign currency translation impact	586
Balance at March 31, 2018	$71,954

Accumulated impairment of goodwill as of March 31, 2018 and December 31, 2017 was $61.8 million. No impairment was recorded as of March 31, 2018 and December 31, 2017.

During the second quarter of 2017, the Company’s stock price experienced a significant decline. The Company performed a Step 1 goodwill impairment test as of the second quarter and determined that no charge to goodwill for impairment was required during the second quarter of 2017. As of December 31, 2017, the Company elected to bypass the qualitative assessment and calculated the fair value of the Company’s reporting unit, which exceeded the carrying amount. Accordingly, no charge for goodwill impairment was required as of December 31, 2017. No impairment indicators were noted during the three months ended March 31, 2018.

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

The components of gross intellectual property, accumulated amortization, and net intellectual property as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018				December 31, 2017
	(In thousands)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	66,413	(22,539)	6,939	50,813	66,413	(19,724)	5,529	52,218
Technology and patents purchased	400	(42)	62	420	400	(30)	50	420
Total intellectual property	$66,813	$(22,581)	$7,001	$51,233	$66,813	$(19,754)	$5,579	$52,638

The weighted average remaining useful life of the developed technology and technology and patents purchased was 4.5 years and 9.1 years, respectively as of March 31, 2018 and 4.8 years and 9.3 years, respectively as of December 31, 2017.

11.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimated an annual effective tax rate of 8.1% for the year ending December 31, 2018. This rate does not include the impact of any discrete items.  The Company incurred losses for the three month periods ended March 31, 2018 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax asset in that jurisdiction. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded as a component of purchase accounting as of the acquisition date. The deferred tax benefit during the three months ended March 31, 2018 and 2017, was approximately $0.9 million and $0.9 million, respectively.

There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

The Company’s effective tax rate for each of the three month periods ended March 31, 2018 and 2017 was 50.2% and 5.3%, respectively. At March 31, 2018, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

At December 31, 2017, the Company’s accounting for the 2017 Tax Cuts and Jobs Act was incomplete; however, it expects to complete the accounting by December 2018. Updates to the Company’s calculations may result in changes to the provisional adjustments recorded at year-end.

12.	Accrued Expenses

The following table presents the components of accrued expenses:

	March 31,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Taxes and other assessments	$3,221	$3,192
Compensation and benefits	2,959	4,533
Other	739	504
Deferred rent	526	595
Consulting and other vendors	208	1,414
Interest and final payment fee	394	309
Legal and professional fees	175	386
Royalties	—	41
Total	$8,222	$10,974

13.	Notes Payable

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent (the “Lender”).  Under the Innovatus Loan Agreement, the Lender agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017. The Company cannot currently draw on the Second Tranche of $3,000,000. So long as the Company meets each Interest-Only Milestone (as defined below), the Company is entitled to make interest-only payments for up to twenty-four (24) months. At the end of the interest-only period, the Company will be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date occurring on the fourth anniversary of the initial funding date.  However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone, subject to certain cure provisions. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with the quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain clearance for commercialization of the Senhance System by the FDA (“Senhance Clearance”) by May 30, 2018 (each such milestone, an “Interest-Only Milestone”).

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

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche and incurred additional debt issuance costs of approximately $1.2 million, recorded as debt discount.  In addition, the Company issued warrants to the Lender to purchase shares of the Company’s common stock.  Additional warrants will be issued on the funding date of each subsequent tranche and will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company estimated the fair value of the warrants to be $300,000. The value of the warrants was classified as equity and recorded as a discount to the loan.  The debt discount is amortized as interest expense using the effective interest method over the life of the loan. As of March 31, 2018 and December 31, 2017, the unamortized debt discount was $857,000 and $1.0 million, respectively.

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

In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC (the “Prior Lenders”), which loan and security agreement, as subsequently amended and restated is referred to as the “SVB Loan Agreement.” The Company recognized a loss of $308,000 on the extinguishment of notes payable which is included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2017. The Company paid $1.3 million in final payment obligations and $255,000 in facility fees under the SVB Loan Agreement upon repayment.

The SVB Loan Agreement was initially entered into on January 17, 2012 by TransEnterix Surgical. In connection with the Merger, the Company assumed and became the borrower under the SVB Loan Agreement.

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

In connection with the issuance of the notes payable and amendments under the SVB Loan Agreement, the Company incurred approximately $371,000 in debt issuance costs paid to the Prior Lenders and third parties and $280,000 in debt issuance costs related to issuance of warrants to the Prior Lenders. The unamortized balance of $107,000 as of December 31, 2016, was amortized using the effective interest method, until the debt was extinguished in May 2017. At the time of extinguishment in May 2017, $63,000 of unamortized debt issuance costs were included in the loss on extinguishment of notes payable.

14.Warrants

The following table summarizes the change in warrants for the three months ended March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Weighted
	Number of	Exercise	Contractual	Average
	Warrants	Price	Life (in years)	Fair Value
Outstanding at December 31, 2017	13,162,668	$1.08	4.5	$0.39
Exercised	(1,182,857)	1.44	—	—
Cancelled	(95,600)	1.65	—	—
Outstanding at March 31, 2018	11,884,211	1.03	4.5	$0.34

In February 2018, the Company terminated its relationship with a vendor who had been issued warrants to acquire 950,000 shares of common stock (the “Service Warrants”) with staggered vesting requirements.  As part of the termination agreement, the Company accelerated the full vesting of the Service Warrants.

15.	Purchase Agreement, Controlled Equity Offering and Public Offering of Common Stock

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

The following table summarizes the total sales under the 2017 Sales Agreement for the periods indicated (in thousands, except per share amounts):

2017 Sales Agreement
Year Ended December 31, 2017
Total shares of common stock sold	15,998.5
Average price per share	$3.13
Gross proceeds	$50,000
Commissions earned by Stifel	$1,500
Other issuance costs	$97

16.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options, warrants and restricted stock units. In computing diluted net loss per share for the three months ended March 31, 2018 and 2017, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

17.	Related Person Transactions

On September 18, 2015, TransEnterix Italia entered into a services agreement for receipt of administrative services from Sofar and payment of rent to Sofar, a stockholder that owned approximately 9.6% and 16% of the Company’s common stock at March 31, 2018 and 2017, respectively. Expenses for administrative services were approximately $0 and $52,000  for the three months ended March 31, 2018 and 2017, respectively. The services agreement terminated in 2017.

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

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million.  As of December 31, 2017, the fair value of the contingent consideration was $12.4 million. On March 31, 2018, the fair value of the contingent consideration was $13.0 million.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the three months ended March 31, 2018 or the year ended December 31, 2017, as all pending litigation, including two putative derivative claims were dismissed in 2017 with prejudice in the Company's favor.

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

Overview

TransEnterix is a medical device company that is digitizing the interface between the surgeon and the patient to improve minimally invasive surgery by addressing the clinical and economic challenges associated with current laparoscopic and robotic options in today's value-based healthcare environment. The Company is focused on the commercialization of the Senhance™ System, which digitizes laparoscopic minimally invasive surgery. The Senhance System allows for robotic precision, haptic feedback, surgeon camera control via eye sensing and improved ergonomics while offering responsible economics.

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

The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. On December 18, 2017, the Company announced that it had entered into an agreement with GBIL to advance the SurgiBot System towards global commercialization.  The agreement transfers ownership of the SurgiBot System assets, while the Company retains the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to have the SurgiBot System manufactured in China and obtain Chinese regulatory clearance from the CFDA while entering into a nationwide distribution agreement with CSIMC for the Chinese market.  The agreement provides the Company with proceeds of at least $29 million, of which $7.5 million was received in December 2017 and an additional $7.5 million including a $3.0 million equity investment at $2.33 per share of common stock, was received at the second closing in March 2018. The remaining $14.0 million, representing minimum royalties, will be paid beginning at the earlier of receipt of Chinese regulatory approval or five years after the second closing.

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

Since inception, we have been unprofitable. As of March 31, 2018, we had an accumulated deficit of $448.5 million.

We expect to continue to invest in research and development and sales and marketing and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

Debt Refinancing

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent.  Under the Innovatus Loan Agreement, the Lender has agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017. The Company cannot currently draw on the Second Tranche of $3,000,000. So long as the Company meets each Interest-Only Milestone (as defined below), the Company is entitled to make interest-only payments for up to twenty-four (24)

months. At the end of the interest-only period, the Company will be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date occurring on the fourth anniversary of the initial funding date.  However, the interest-only period will end if the Company fails to meet any Interest-Only Milestone, subject to certain cure provisions. Commencing on the first day of the month following such failure to achieve an Interest-Only Milestone, the Company will be required to repay the term loans over a two year period, based on a twenty-four (24) month amortization schedule.  The Interest-Only Milestones require the Company to (i) achieve certain twelve month revenue targets, measured quarterly, commencing with the quarter ending March 31, 2018, (ii) meet a minimum capital raising threshold through the sale and issuance of equity securities during the period from April 10, 2017 through May 31, 2018 and (iii) obtain clearance for commercialization of the Senhance System by the U.S. Food and Drug Administration by May 30, 2018.  Each such milestone is referred to as an Interest-Only Milestone. In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its then-existing credit facility with Silicon Valley Bank and Oxford Finance LLC under the SVB Loan Agreement.

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

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date, or by May 3, 2022. As of March 31, 2018, Series B Warrants representing approximately 9.27 million shares had been exercised.

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

The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Series A Warrants or Series B Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The net proceeds to the Company from the exercise of all of the Series A Warrants and the Series B Warrants exercised prior to March 31, 2018 were approximately $34.0 million.

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

At-the-Market Offerings

On February 9, 2016, we entered into a Controlled Equity Offering SM Sales Agreement, or the 2016 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell, through Cantor, up to approximately $43.6 million in shares of common stock in an at-the market offering, or the 2016 ATM Offering. The 2016 Sales Agreement was terminated, effective September 10, 2017. We paid Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2016 Sales Agreement.

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

The following table summarizes the total sales under the 2016 Sales Agreement and 2017 Sales Agreement for the periods indicated (in thousands, except per share amounts):

	2017 Sales Agreement	2016 Sales Agreement
	Year Ended December 31, 2017	Year Ended December 31, 2016
Total shares of common stock sold	15,998.5	8,763.4
Average price per share	$3.13	$4.70
Gross proceeds	$50,000	$41,156
Commissions earned by Stifel or Cantor	$1,500	$1,235
Other issuance costs	$97	$185

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

As of March 31, 2018, the Company has paid all Cash Consideration due under the second tranche.

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

Results of Operations

Revenue

In the first quarter of 2018, our revenue consisted of product revenue resulting from the sale of a total of two Senhance Systems in Europe, and related instruments, accessories and services for systems sold in the current and prior periods. In the first quarter of 2017, our revenue consisted of product and service revenue resulting from the sale in Europe of a Senhance System, instruments and accessories, and related services.

We expect to experience some unevenness in the number and trend, and average selling price, of units sold on a quarterly basis given the early stage of commercialization of our products.

Product and service revenue for the three months ended March 31, 2018 increased to $4.8 million compared to $1.9 million for the three months ended March 31, 2017. The $2.9 million increase was the result of the revenue recognized on the sale of two Senhance Systems.

Cost of Revenue

Cost of revenue consists primarily of costs related to contract manufacturing, materials, and manufacturing overhead. We expense all inventory provisions as cost of revenue. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. We expect cost of revenue to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Cost of revenue for the three months ended March 31, 2018 increased to $2.6 million as compared to $1.3 million for the three months ended March 31, 2017. This increase over the prior year period was the result of increased sales and costs for manufacturing overhead and field service.

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

R&D expenses for the three months ended March 31, 2018 decreased 23% to $5.3 million as compared to $6.9 million for the three months ended March 31, 2017. The $1.6 million decrease resulted primarily from decreased contract engineering services, consulting and other outside services of $0.5 million, decreased personnel costs of $0.4 million, decreased preclinical lab expense of $0.4 million, decreased supplies expense of $0.2 million, and decreased other costs of $0.1 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to increase significantly in 2018 in support of our Senhance System commercialization.

Sales and marketing expenses for the three months ended March 31, 2018 increased 62% to $6.0 million compared to $3.7 million for the three months ended March 31, 2017. The $2.3 million increase was primarily related to increased personnel related costs of $1.9 million, increased consulting and outside service costs of $0.3 million, increased depreciation expense $0.2 million, and increased other costs of $0.2 million, offset by decreased tradeshow costs of $0.3 million, as we increased our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System.

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

General and administrative expenses for the three months ended March 31, 2018 decreased 10% to $2.7 million compared to $3.0 million for the three months ended March 31, 2017. The $0.3 million decrease was primarily due to decreased outsourced services expense of $0.3 million and decreased personnel costs of $0.1 million, offset by increased other costs of $0.1 million.

Gain From Sale of SurgiBot Assets, Net

The gain from the sale of SurgiBot assets, net to GBIL was $12.0 million for the three months ended March 31, 2018.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2018 increased to $2.8 million compared to $1.6 million for the three months ended March 31, 2017. The $1.2 million increase was primarily the result of amortization of developed technology related to the acquisition of the Senhance System on September 21, 2015 and the amortization of in-process research and development transferred to intellectual property in October 2017.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $0.6 million for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017. The $0.6 million decrease was primarily related to the change in the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $1.8 million for the three months ended March 31, 2018. The change in fair value includes remeasurement associated with the warrants exercised during the quarter ending March 31, 2018 and the outstanding warrants at March 31, 2018. The remeasurement related to the warrants exercised was primary the result of the difference in the stock price at the date of exercise and December 31, 2017. The expense related to the warrants outstanding at March 31, 2018 was primarily the result of the difference between the stock price at March 31, 2018 and December 31, 2017.

Interest Expense, Net

Interest expense for the three months ended March 31, 2018 increased to $0.4 million compared to $0.3 million for the three months ended March 31, 2017. The $0.1 million increase was primarily related to the increase in interest rate on refinanced notes payable.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.9 million and $0.9 million of income tax benefit for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of March 31, 2018, we had an accumulated deficit of $448.5 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. As of March 31, 2018, the Company's cash and restricted cash balance was approximately $94.4 million. We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to fund operations through at least the next 12 months. We expect to continue to fund sales and marketing, research and development and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

We currently have one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions.  The shelf registration statement was declared effective by the SEC on May 19, 2017. We have raised $50.0 million in gross proceeds and approximately $48.5 in net proceeds under such shelf registration statement through the sale of all the shares available under the 2017 ATM Offering. As of March 31, 2018, we had $100.0 million available for future financings under such shelf registration statement.

Consolidated Cash Flow Data

	Three Months Ended
	March 31,
	2018	2017
(in millions)
Net cash (used in) provided by
Operating activities	$(12.3)	$(13.9)
Investing activities	4.3	(0.5)
Financing activities	4.7	3.3
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net decrease in cash, cash equivalents and restricted cash	$(3.2)	$(11.1)

Operating Activities

For the three months ended March 31, 2018, cash used in operating activities of $12.3 million consisted of net loss of $0.9 million increased by cash used for working capital of $2.9 million and non-cash items of $8.5 million. The non-cash items primarily consisted of $1.8 million of stock-based compensation expense, $0.7 million of depreciation, $3.1 million of amortization, and $0.6 million change in fair value of contingent consideration, offset by $12.0 million gain on sale of SurgiBot assets, $1.8 million change in fair value of warrant liabilities and $0.9 million deferred income tax benefit. The decrease in cash from changes in working capital included $2.9 million decrease in accrued expenses, $0.6 million increase in inventories, $0.2 million decrease in accounts payable, $0.3 million increase in accounts receivable and $0.1 million decrease in deferred revenue offset by $1.2 million decrease in other current and long term assets.

Investing Activities

For the three months ended March 31, 2018, net cash provided by investing activities was $4.3 million. This amount primarily consists of $4.5 million proceeds related to the sale of the SurgiBot assets, offset by $0.2 million purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was $4.7 million. This amount was primarily related to $1.8 million in proceeds from the exercise of warrants and $3.0 million received for shares issued related to the sale of the SurgiBot assets.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $1.6 million at March 31, 2018, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Innovatus Loan Agreement

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into the Innovatus Loan Agreement with Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent.  Please see the description of the Innovatus Loan Agreement above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‑ Debt Refinancing.”

SVB Loan Agreement

In connection with its entrance into the Innovatus Loan Agreement on May 10, 2017, the Company repaid its existing credit facility with Silicon Valley Bank and Oxford Finance LLC, or the Prior Lenders, under the SVB Loan Agreement, initially entered into in January 2012, as subsequently amended or amended and restated, or, collectively, the SVB Loan Agreement. A number of the amendments related to the Senhance Acquisition or the growth of our business in non-U.S. jurisdictions. Under the SVB Loan Agreement, our borrowing capacity was $20.0 million, all of which was borrowed under term loans. We had periods of interest-only payments during the SVB Loan Agreement, and had been making principal payments since January 2016. The maturity date of the term loans was July 1, 2018.

In connection with the entry into the Innovatus Loan Agreement, the proceeds of which were used to repay the SVB Loan, we were obligated to pay final payment and facility fees under the SVB Loan Agreement. The final payment fee obligation was $1.3 million and was paid during the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in the Fiscal 2017 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, contingent consideration, warrant liabilities, stock-based compensation, inventory, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in the Fiscal 2017 Form 10-K. Actual results may differ from these estimates under different assumptions and conditions.

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

Indefinite-lived intangible assets, such as goodwill, are not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists by performing either a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including industry, market and general economic conditions, market value, and future projections to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount, including goodwill.

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

Contingent Consideration

Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The fair value of the contingent consideration at each reporting date will be updated by reflecting the changes in fair value in our statements of operations and comprehensive income (loss).

Warrant Liabilities

For the Series B Warrants, the warrants are recorded as liabilities and are revalued at each reporting period. The change in fair value is recognized in the consolidated statements of operations and comprehensive income (loss). The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term.

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

Revenue Recognition

Our revenue consists of product revenue resulting from the sale of systems, system components, instruments and accessories, and service revenue. We account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.

Our system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, we account for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our system sale arrangements include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system service. Our system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. We consider the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, we generally satisfy all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a standalone basis.

We recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. We generally recognize revenue for the performance obligations at the following points in time:

•

System sales. For systems and system components sold directly to end customers, revenue is recognized when we transfer control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, with the distributors responsible for installation, revenue is recognized generally at the time of shipment. Our system arrangements generally do not provide a right of return. The systems are generally covered by a one-year warranty. Warranty costs were not material for the periods presented.

•

Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occur at the time of shipment, but also occur at the time of delivery depending on the customer arrangement. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products such as replacement endoscopes, camera heads, light guides, and other items that facilitate use of the Senhance Surgical System.

•

Service. Service revenue is recognized ratably over the term of the service period as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. Due to limited sales to date, standalone selling prices are not yet directly observable. We estimate the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer, and market conditions. We regularly review standalone selling prices and update these estimates if necessary. Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under our system sales contracts that will be invoiced and recognized as revenue in future periods.

We invoice our customers based on the billing schedules in our sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period.

In connection with assets recognized from the costs to obtain a contract with a customer, we have determined that sales incentive programs for our sales team do not meet the requirements to be capitalized as we do not expect to generate future economic benefits from the related revenue from the initial sales transaction.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Fiscal 2017 Form 10-K, as well as the notes to the consolidated financial statements above, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations and Comprehensive Income (Loss), and Statements of Cash Flows. Such exposure is due primarily to changing interest rates and foreign currency exchange rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of March 31, 2018, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

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

During the three months ended March 31, 2018, 99.6% of our revenue and approximately 35.8% of our operating expenses, excluding the offsetting impact of the gain on sale of SurgiBot assets, were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $0.5 million and operating expenses by approximately $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2017 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2018	—	$—	—	—
February 1 - 28, 2018	174,385	1.53	—	—
March 1 - 31, 2018	—	—	—	—
Total	174,385	$1.53	—	—

(1)

These amounts consist of 174,385 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the vesting date.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.5 +

Amended and Restated Employment Agreement, dated March 6, 2018, and effective as of March 1, 2018, by and between the Registrant and Todd M. Pope (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018 and incorporated by reference herein).

10.6 +

Employment Agreement, dated March 6, 2018, and effective as of March 1, 2018, by and between the Registrant and Joseph P. Slattery (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018 and incorporated by reference herein).

10.7 +

Employment Agreement, dated March 6, 2018, and effective as of March 1, 2018, by and between the Registrant and Anthony Fernando (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018 and incorporated by reference herein).

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

TransEnterix, Inc.

Date: May 8, 2018	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: May 8, 2018	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer