Form 10-Q
period 2018-06-30
TRANSENTERIX INC.
filed 2018-08-07
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2018

or

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

208,968,535 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of August 3, 2018.

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

ii

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$6,389	$1,584	$11,156	$3,530
Cost of revenue	3,732	972	6,287	2,306
Gross profit	2,657	612	4,869	1,224
Operating Expenses (Income)
Research and development	5,281	5,070	10,546	11,925
Sales and marketing	6,046	3,749	12,016	7,472
General and administrative	3,627	2,719	6,303	5,768
Amortization of intangible assets	2,743	1,687	5,570	3,323
Change in fair value of contingent consideration	812	(774)	1,439	453
Issuance costs for warrants	—	627	—	627
Gain from sale of SurgiBot assets, net	37	—	(11,959)	—
Total Operating Expenses (Income)	18,546	13,078	23,915	29,568
Operating Loss	(15,889)	(12,466)	(19,046)	(28,344)
Other Income (Expense)
Change in fair value of warrant liabilities	(17,507)	(2,326)	(15,678)	(2,326)
Interest expense, net	(1,736)	(622)	(2,122)	(956)
Other income (expense)	1	(40)	(57)	(100)
Total Other Income (Expense), net	(19,242)	(2,988)	(17,857)	(3,382)
Loss before income taxes	$(35,131)	$(15,454)	$(36,903)	$(31,726)
Income tax benefit	883	741	1,773	1,599
Net loss	$(34,248)	$(14,713)	$(35,130)	$(30,127)
Other comprehensive loss
Foreign currency translation (loss) gain	(4,398)	5,430	(2,090)	6,563
Comprehensive loss	$(38,646)	$(9,283)	$(37,220)	$(23,564)
Net loss per share - basic and diluted	$(0.17)	$(0.11)	$(0.17)	$(0.24)
Weighted average common shares outstanding - basic and diluted	204,504	132,386	202,214	127,052

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$97,743	$91,217
Accounts receivable, net	2,210	1,536
Inventories	11,040	10,817
Interest receivable	104	80
Other current assets	7,243	9,344
Total Current Assets	118,340	112,994
Restricted cash	750	6,389
Property and equipment, net	6,676	6,670
Intellectual property, net	45,909	52,638
Goodwill	70,813	71,368
Other long term assets	259	192
Total Assets	$242,747	$250,251
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,108	$3,771
Accrued expenses	10,270	10,974
Deferred revenue	1,083	1,088
Deferred gain from sale of SurgiBot assets	—	7,500
Contingent consideration – current portion	547	719
Notes payable - current portion, net of debt discount	—	4,788
Total Current Liabilities	16,008	28,840
Long Term Liabilities
Contingent consideration – less current portion	12,915	11,699
Notes payable - less current portion, net of debt discount	18,952	8,385
Warrant liabilities	22,708	14,090
Net deferred tax liabilities	6,446	8,389
Total Liabilities	77,029	71,403
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2018 and December 31, 2017; 207,712,291 and 199,282,003 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	207	199
Additional paid-in capital	645,332	621,261
Accumulated deficit	(482,759)	(447,640)
Accumulated other comprehensive income	2,938	5,028
Total Stockholders’ Equity	165,718	178,848
Total Liabilities and Stockholders’ Equity	$242,747	$250,251

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2017	199,282	$199	—	$—	$621,261	$(447,640)	$5,028	$178,848
Stock-based compensation	—	—	—	—	4,204	—	—	4,204
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	2	—	—	2
Exercise of stock options and warrants	6,773	7	—	—	16,866	—	—	16,873
Award of restricted stock units	371	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	176	—	—	—	—	—
Cancellation of treasury stock	—	—	(176)	—	—	—	—	—
Issuance of common stock related to sale of SurgiBot assets	1,286	1	—	—	2,999	—	—	3,000
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	—	(2,090)	(2,090)
Net loss	—	—	—	—	—	(35,130)	—	(35,130)
Balance, June 30, 2018	207,712	$207	—	—	$645,332	$(482,759)	$2,938	$165,718

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net loss	$(35,130)	$(30,127)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain from sale of SurgiBot assets, net	(11,959)	—
Depreciation	1,277	1,142
Amortization of intangible assets	5,570	3,323
Amortization of debt discount and debt issuance costs	495	43
Stock-based compensation	4,204	3,679
Deferred tax benefit	(1,799)	(1,580)
Loss on extinguishment of debt	1,400	308
Change in fair value of warrant liabilities	15,678	2,326
Change in fair value of contingent consideration	1,439	453
Changes in operating assets and liabilities:
Accounts receivable	(762)	(487)
Interest receivable	(24)	39
Inventories	(1,560)	(862)
Other current and long term assets	1,905	(1,473)
Accounts payable	404	(1,909)
Accrued expenses	(359)	(390)
Deferred revenue	31	—
Net cash and cash equivalents used in operating activities	(19,190)	(25,515)
Investing Activities
Proceeds related to sale of SurgiBot assets, net	4,496	—
Purchase of property and equipment	(358)	(1,397)
Purchase of intellectual property	—	(398)
Proceeds from sale of property and equipment	32	—
Net cash and cash equivalents provided by (used in) investing activities	4,170	(1,795)
Financing Activities
Payment of notes payable	(15,305)	(13,343)
Proceeds from issuance of debt and warrants, net of issuance costs	18,870	13,196
Payment of contingent consideration	(395)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	2	29,193
Taxes paid related to net share settlement of vesting of restricted stock units	—	(168)
Proceeds from issuance of common stock related to sale of SurgiBot assets	3,000	—
Proceeds from exercise of stock options and warrants	9,813	—
Net cash and cash equivalents provided by financing activities	15,985	28,878
Effect of exchange rate changes on cash and cash equivalents	(78)	2
Net increase in cash, cash equivalents and restricted cash	887	1,570
Cash, cash equivalents and restricted cash, beginning of period	97,606	34,590
Cash, cash equivalents and restricted cash, end of period	$98,493	$36,160
Supplemental Disclosure for Cash Flow Information
Interest paid	$599	$368
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of inventories to property and equipment	$1,055	$—
Issuance of common stock as contingent consideration	$—	$5,227
Relative fair value of warrants issued with debt	$—	$300
Reclass of warrant liability to common stock and additional paid-in capital	$7,060	$—

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

The Senhance System has been granted a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. In April 2017, the Company submitted a 510(k) application to the FDA for the Senhance System. On October 13, 2017, the Company received 510(k) clearance from the FDA for use in laparoscopic colorectal and gynecologic surgery. In May 2018, the Company received 510(k) clearance from the FDA expanding the indications for use in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery. The Senhance System is available for sale in the U.S., the EU and select other countries.

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

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and includes TransEnterix International, Inc.; TransEnterix Italia S.r.l.; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; and TransEnterix Japan KK.

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

Restricted cash at June 30, 2018 includes $750,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

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

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had one customer who accounted for 78% of the Company’s net accounts receivable at June 30, 2018 and a different customer who constituted 88% of the Company’s net accounts receivable at December 31, 2017. The Company had five customers who accounted for 94% of the Company’s net revenue for the six months ended June 30, 2018 and two customers who constituted 91% of the Company’s net revenue for the six months ended June 30, 2017. The Company had three customers who accounted for 96% of the Company’s net revenue for the three months ended June 30, 2018 and one customer who constituted 88% of the Company’s net revenue for the three months ended June 30, 2017.

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

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets.  No impairment existed at June 30, 2018 or December 31, 2017.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. No impairment existed at June 30, 2018 or December 31, 2017.

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

Deferred Gain from Sale of SurgiBot Assets

In conjunction with the agreement with GBIL in relation to the transfer of the SurgiBot System assets, the Company received $7.5 million in December 2017.  This amount was included in deferred gain from sale of SurgiBot assets in the consolidated balance sheet pending transfer of the assets in March 2018 and was recognized in gain from sale of SurgiBot assets in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018 and 2017 were not significant.

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

The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations as follows:

•

System sales. For systems and system components sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, for which distributors are responsible for installation, revenue is recognized generally at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year warranty. Warranty costs were not material for the periods presented.

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

The following table presents revenue disaggregated by types and geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
U.S.
Systems	$875	$—	$875	$—
Instruments and accessories	409	—	409	—
Services	28	—	49	—
Total U.S. revenue	1,312	—	1,333	—

Outside of U.S. ("OUS")
Systems	3,782	1,400	7,236	2,972
Instruments and accessories	1,101	34	2,212	311
Services	194	150	375	247
Total OUS revenue	5,077	1,584	9,823	3,530

Total
Systems	4,657	1,400	8,111	2,972
Instruments and accessories	1,510	34	2,621	311
Services	222	150	424	247
Total revenue	$6,389	$1,584	$11,156	$3,530

The Company recognizes sales by geographic area based on the country in which the customer is based.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.6 million as of June 30, 2018.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0 as of June 30, 2018 and 2017, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the six months ended June 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million and $0.2 million, respectively.

In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for its sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $4,204,000 and $3,679,000 for the six months ended June 30, 2018 and 2017, respectively.

The TransEnterix, Inc. 2007 Incentive Compensation Plan (the “Plan”) was originally approved by the Company’s board of directors, (the “Board”) and adopted by the majority of the Company’s stockholders on November 13, 2007. The Plan has been subsequently amended, and approved by stockholders, as required, to increase the number of shares available under the Plan and to make other changes.  As of May 24, 2018, the date of the Company’s annual meeting of stockholders for 2018, the number of shares of common stock, par value $0.001 per share (the “Common Stock”), authorized under the Plan is 40,940,000.

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

In accordance with Staff Accounting Bulletin (“SAB”) No. 118, income tax effects of the Tax Legislation may be refined upon obtaining, preparing, or analyzing additional information during a measurement period of one year.  During the measurement period provisional amounts may be adjusted for the effects, if any, of interpretive guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 61% and 60% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2018 and December 31, 2017, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, other current assets, property and equipment, cash, accounts receivable and inventory of $93.7 million and $99.9 million at June 30, 2018 and December 31, 2017, respectively. Total assets outside of the U.S. excluding goodwill amounted to 30% and 31% of total consolidated assets at June 30, 2018 and December 31, 2017, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the six months ended June 30, 2018, 12% of net revenue was generated in the U.S. and 87% was generated in Europe. For the six months ended June 30, 2017, 100% of net revenue was generated in Europe.

Impact of Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently assessing this ASU and has not yet determined the impact ASU 2018-07 may have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this update are intended to simplify the accounting for certain equity-linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU should not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard. The Company currently expects that upon adoption, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that the Company does not expect will have a material impact on the consolidated financial statements based on the Company’s current leases.

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

Classification of Certain Items Within the Company’s Form 10-K

Certain reclassifications of prior period amounts will be made within the Company’s Form 10-K filing for the year ended December 31, 2018 to conform to current period presentation. Specifically, during the six months ended June 30, 2018, the Company determined that the amount related to the deferred gain on sale of SurgiBot assets as reflected within one line in the operating activities section of the consolidated statement of cash flows for the year ended December 31, 2017 should have been classified as cash flows provided from investing activities.  There is no impact to the consolidated statements of operations or consolidated balance sheets. The Company evaluated the effect of this misclassification and concluded it was not material to any of its previously issued consolidated financial statements. Upon revision, cash flows from operating activities for the year ended December 31, 2017, will decrease by $7.5 million to cash and cash equivalents used in operating activities of $47.3 million and cash flows from investing activities will increase by $7.5 million to cash and cash equivalents provided by investing activities of $5.5 million.  There is no impact of the reclassification to the six months ended June 30, 2017.

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

(2) On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). Under the Amendment, the Second Tranche was restructured to be paid through the (A) the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million and (B) the payment of €5.0 million in cash upon the occurrence of either (i) receipt of clearance from the FDA for the Senhance System; or (ii) the Company having cash on hand of at least $50.0 million, or (iii) successfully completing a financing, raising at least $50.0 million in gross proceeds after September 2015, exclusive of any financing proceeds related to the December 2016 purchase agreement between the Company and Lincoln Park Capital Fund, LLC; with payment of simple interest at a rate of 9.0% per annum beginning on December 31, 2016. The Five Million Euro (€5,000,000) cash payment began to accrue simple interest at a rate of 9% per annum beginning on December 31, 2016 and continued to accrue interest until November 15, 2017 when it was paid in full.

(3) The third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

(4) The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2016. As of June 30, 2018, the Company had paid €2.1 million of the fourth tranche.

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

4.	Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Cash	$9,752	$4,039
Money market	87,991	87,178
Total cash and cash equivalents	$97,743	$91,217
Restricted cash	$750	$6,389
Total	$98,493	$97,606

Restricted cash at June 30, 2018 includes $750,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

5.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

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

The carrying values of accounts receivable, interest receivable, accounts payable, and certain accrued expenses at June 30, 2018 and December 31, 2017, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of June 30, 2018 and December 31, 2017, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

The following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2018
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$97,743	$—	$—	$97,743
Restricted cash	750	—	—	750
Total Assets measured at fair value	$98,493	$—	$—	$98,493
Liabilities measured at fair value
Contingent consideration	$—	$—	$13,462	$13,462
Warrant liabilities	—	—	22,708	22,708
Total liabilities measured at fair value	$—	$—	$36,170	$36,170

	December 31, 2017
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$91,217	$—	$—	$91,217
Restricted cash	6,389	—	—	6,389
Total Assets measured at fair value	$97,606	$—	$—	$97,606
Liabilities measured at fair value
Contingent consideration	$—	$—	$12,418	$12,418
Warrant liabilities	—	—	14,090	14,090
Total liabilities measured at fair value	$—	$—	$26,508	$26,508

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $1.4 million for the six months ended June 30, 2018 was primarily due to a change in the estimated discount rate, the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. The change in fair value of the contingent consideration of $0.5 million for the six months ended June 30, 2017 was primarily due to the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of one share of the Company’s Common Stock, a Series A warrant to purchase one share of Common Stock with an exercise price of $1.00 per share  (the “Series A Warrants”), and a Series B warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per share (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”), at an offering price of $1.00 per Unit. Each Series A Warrant was exercisable at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. Receipt of 510(k) clearance for the Senhance System on October 13, 2017, triggered the acceleration of the expiration date of the Series A Warrants to October 31, 2017. Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.

The fair value of the Series A Warrants of $2.5 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 1 year, risk free rate of 1.07%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s Common Stock. All Series A Warrants were exercised as of December 31, 2017.

The change in fair value of warrants for the six months ended June 30, 2018 and 2017 of $15.7 million and $2.3 million, respectively was included in the Company’s consolidated statement of operations and comprehensive loss. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

			April 28, 2017
Series B	June 30, 2018	December 31, 2017	(date of issuance)
Fair value	$22.7 million	$14.1 million	$6.2 million
Valuation methodology	Monte Carlo	Monte Carlo	Black-Scholes Merton
Term	3.83 years	4.33 years	5 years
Risk free rate	2.67%	2.13%	1.81%
Dividends	—	—	—
Volatility	88.50%	80.60%	73.14%
Share price	$4.36	$1.93	$0.65
Probability of additional financing	50% in 2018 and 50% in 2019	25% in 2018 and 75% in 2019	Not Applicable

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3, with the exception of the warrant liability, which is explained above as of June 30, 2018 and December 31, 2017:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2018 to 2020
		Discount rate Probability of occurrence	7.5% to 12% 100%

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the six months ended June 30, 2018:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	(unaudited)
	Common stock	Contingent
	warrants	consideration
Balance at December 31, 2017	$14,090	$12,418
Exercise of warrants	(7,060)	—
Change in fair value	15,678	1,439
Payment for contingent consideration	—	(395)
Balance at June 30, 2018	$22,708	$13,462
Current portion	—	547
Long-term portion	22,708	12,915
Balance at June 30, 2018	$22,708	$13,462

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	June 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Gross accounts receivable	$2,283	$1,609
Allowance for uncollectible accounts	(73)	(73)
Total accounts receivable, net	$2,210	$1,536

7.	Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Finished goods	$5,803	$4,432
Raw materials	5,237	6,385
Total inventories	$11,040	$10,817

8.	Other Current Assets

The following table presents the components of other current assets:

	June 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Advances to vendors	$5,513	$6,403
Prepaid expenses	1,646	1,519
Other receivables	84	1,422
Total	$7,243	$9,344

9.	Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$11,894	$10,866
Computer equipment	2,260	2,187
Furniture	592	598
Leasehold improvements	2,229	2,237
Total property and equipment	16,975	15,888
Accumulated depreciation and amortization	(10,299)	(9,218)
Property and equipment, net	$6,676	$6,670

Depreciation expense was $1,277,000 and $1,142,000, for the six months ended June 30, 2018 and 2017, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, and goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the six months ended June 30, 2018 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2017	$71,368
Foreign currency translation impact	(555)
Balance at June 30, 2018	$70,813

Accumulated impairment of goodwill as of June 30, 2018 and December 31, 2017 was $61.8 million. No impairment was recorded as of June 30, 2018 and December 31, 2017.

During the second quarter of 2017, the Company’s stock price experienced a significant decline. The Company performed a Step 1 goodwill impairment test as of the second quarter of 2017 and determined that no charge to goodwill for impairment was required during such second quarter. As of December 31, 2017, the Company elected to bypass the qualitative assessment and calculated the fair value of the Company’s reporting unit, which exceeded the carrying amount. Accordingly, no charge for goodwill impairment was required as of December 31, 2017. No impairment indicators were noted during the six months ended June 30, 2018.

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

The components of gross intellectual property, accumulated amortization, and net intellectual property as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018				December 31, 2017
	(In thousands)				(In thousands)
		(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	66,413	(25,273)	4,382	45,522	66,413	(19,724)	5,529	52,218
Technology and patents purchased	400	(51)	38	387	400	(30)	50	420
Total intellectual property	$66,813	$(25,324)	$4,420	$45,909	$66,813	$(19,754)	$5,579	$52,638

The weighted average remaining useful life of the developed technology and technology and patents purchased was 4.3 years and 8.8 years, respectively as of June 30, 2018 and 4.8 years and 9.3 years, respectively as of December 31, 2017.

11.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 5.7% for the year ending December 31, 2018. This rate does not include the impact of any discrete items.  The Company incurred losses for the six month period ended June 30, 2018 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax asset in each jurisdiction. Deferred tax assets and liabilities related to the TransEnterix Italia subsidiary have been recorded as a component of purchase accounting as of the acquisition date. The deferred tax benefit during the six months ended June 30, 2018 and 2017, was approximately $1.8 million and $1.6 million, respectively.

There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction.

The Company’s effective tax rate for each of the six month periods ended June 30, 2018 and 2017 was 4.8% and 5.0%, respectively. At June 30, 2018, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

At June 30, 2018, the Company’s accounting for the 2017 Tax Cuts and Jobs Act was incomplete; however, it expects to complete the accounting by December 2018. Updates to the Company’s calculations may result in changes to the provisional adjustments recorded at year-end.

12.	Accrued Expenses

The following table presents the components of accrued expenses:

	June 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Compensation and benefits	$4,936	$4,533
Taxes and other assessments	3,195	3,192
Other	667	504
Deferred rent	482	595
Consulting and other vendors	310	1,414
Interest and final payment fee	207	309
Legal and professional fees	361	386
Royalties	112	41
Total	$10,270	$10,974

13.	Notes Payable

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender has agreed to make certain term loans to the Company in the aggregate principal amount of up to $40,000,000, with funding of the first $20,000,000 tranche occurring on May 23, 2018 (the “Initial Funding Date”). The Company will be eligible to draw on the second tranche of $10,000,000 upon achievement of certain Senhance System revenue-related milestones for its 2018 fiscal year, and a third tranche of $10,000,000 upon achievement of designated trailing six month GAAP net revenue from Senhance System sales. The Company is entitled to make interest-only payments until December 1, 2020, and at the end the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default.

The term loans bear interest at a rate equal to the greater of (i) 9.55% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. Following the draw of the third tranche, the Fixed Rate will be reduced to 9.20% effective on the first interest payment date to occur during the first fiscal quarter following the draw of the third tranche. On the Initial Funding Date, the Company was obligated to pay a facility fee $400,000, recorded as a debt discount. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded. The final payment fee is accreted to interest expense over the life of the term loan and included within notes payable on the consolidated balance sheet.

The Company’s obligations under the Hercules Loan Agreement are to be guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. The Agent is granted the option to invest up to $2,000,000 in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.

In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing loan and security agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”). The Company recognized a loss of $1.4 million on the extinguishment of notes payable which is included in interest expense on the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018. The Company paid $680,000 in final payment obligations and $287,000 in prepayment fees under the Innovatus Loan Agreement upon repayment.

Under the Innovatus Loan Agreement, entered into on May 10, 2017, Innovatus agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017.

The Innovatus Loan Agreement allowed for interest-only payments for up to twenty-four months at a fixed rate equal to 11% per annum, of which 2.5% could be paid in-kind and added to the outstanding principal amount of the term loans until the earlier of (i) the first anniversary following the funding date and (ii) the Company’s failure to achieve an Interest-Only Milestone. At the end of the interest-only period, the Company would be required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date of May 10, 2021.

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche and incurred additional debt issuance costs of approximately $1.2 million, recorded as debt discount.  In addition, the Company issued warrants to the Lender to purchase shares of the Company’s common stock that will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company estimated the fair value of the warrants to be $300,000. The value of the warrants was classified as equity and recorded as a discount to the loan.  The debt discount was amortized as interest expense using the effective interest method over the life of the loan. As of June 30, 2018 and December 31, 2017, the unamortized debt discount was $0 and $1.0 million, respectively.

In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its then-existing credit facility with Silicon Valley Bank and Oxford Finance LLC, which loan and security agreement, as subsequently amended and restated is referred to as the “SVB Loan Agreement.” The Company recognized a loss of $308,000 on the extinguishment of notes payable which is included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2017. The Company paid $1.3 million in final payment obligations and $255,000 in facility fees under the SVB Loan Agreement upon repayment.

In connection with the issuance of the notes payable and amendments under the SVB Loan Agreement, the Company incurred approximately $371,000 in debt issuance costs paid to Silicon Valley Bank and Oxford Finance and third parties and $280,000 in debt issuance costs related to issuance of warrants to such prior lenders. The unamortized balance of $107,000 as of December 31, 2016, was amortized using the effective interest method, until the debt was extinguished in May 2017. At the time of extinguishment in May 2017, $63,000 of unamortized debt issuance costs were included in the loss on extinguishment of notes payable.

14.Warrants

The following table summarizes the change in warrants for the six months ended June 30, 2018:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
	Number of	Exercise	Contractual	Grant Date
	Warrants	Price	Life (in years)	Fair Value
Outstanding at December 31, 2017	13,162,668	$1.08	4.5	$0.39
Exercised	(4,537,722)	1.11	—	—
Cancelled	(95,600)	1.65	—	—
Outstanding at June 30, 2018	8,529,346	1.05	4.5	$0.40

In connection with the borrowings under the SVB Loan Agreement, the Company issued warrants to Silicon Valley Bank and Oxford Finance to purchase shares of the Company’s Common Stock amounting to an aggregate of 430,815 warrants under the SVB Loan Agreement. The warrants expire seven years from their respective issue date.  In February 2018, the Company terminated its relationship with a vendor who had been issued warrants to acquire 950,000 shares of Common Stock (the “Service Warrants”) with staggered vesting requirements.  As part of the termination agreement, the Company accelerated the full vesting of the Service Warrants.

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

On December 16, 2016, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”), pursuant to which the Company had the right to sell to Lincoln Park up to an aggregate of $25.0 million in shares of the Company’s Common Stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company issued to Lincoln Park 345,421 shares of Common Stock as commitment shares in consideration for the LPC Purchase Agreement through April 27, 2017. Sales under the LPC Purchase Agreement for the year ended December 31, 2016 were 300,000 shares, with gross proceeds of $412,500 and net proceeds of $392,500. Sales under the LPC Purchase Agreement for the year ended December 31, 2017 were 3,972,741 shares, with gross and net proceeds of $5,304,000. Effective April 27, 2017, the Company terminated the LPC Purchase Agreement. The LPC Purchase Agreement provided the Company with an election to terminate the Purchase Agreement for any reason or for no reason by delivering a notice to Lincoln Park, and the Company did not incur any early termination penalties in connection with the termination of the LPC Purchase Agreement.

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options, warrants and restricted stock units. In computing diluted net loss per share for the six months ended June 30, 2018 and 2017, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

17.	Related Person Transactions

On September 18, 2015, TransEnterix Italia entered into a services agreement for receipt of administrative services from Sofar and payment of rent to Sofar, a stockholder that owned approximately 9% and 13% of the Company’s Common Stock at June 30, 2018 and 2017, respectively. Expenses for administrative services were approximately $0 and $52,000 for the six months ended June 30, 2018 and 2017, respectively. The services agreement terminated in 2017.

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

In March 2018, TransEnterix Europe entered into a Service Supply Agreement with 1Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in 1Med S.A. Expenses under the Service Supply Agreement were approximately $18,000 for the six months ended June 30, 2018.

18.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s Common Stock with an aggregate fair market value of €5.0 million.  As of December 31, 2017, the fair value of the contingent consideration was $12.4 million. On June 30, 2018, the fair value of the contingent consideration was $13.5 million.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the six months ended June 30, 2018 or the year ended December 31, 2017, as all pending litigation, including two putative derivative claims were dismissed in 2017 with prejudice in the Company's favor.

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

The Senhance System has been granted a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. In April 2017, the Company submitted a 510(k) application to the FDA for the Senhance System. On October 13, 2017, the Company received 510(k) clearance from the FDA for use in laparoscopic colorectal and gynecologic surgery.  These indications cover 23 procedures, including benign and oncologic procedures. In May 2018, the Company received 510(k) clearance from the FDA expanding the indications for use in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery. The Senhance System is available for sale in the U.S., the EU and select other countries.

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

Since inception, we have been unprofitable. As of June 30, 2018, we had an accumulated deficit of $482.8 million.

We expect to continue to invest in research and development and sales and marketing and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

Debt Refinancing

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender has agreed to make certain term loans to the Company in the aggregate principal amount of up to $40,000,000, with funding of the first $20,000,000 tranche occurring on May 23, 2018 (the “Initial Funding Date”). The Company will be eligible to draw on the second tranche of $10,000,000 upon achievement of certain Senhance System revenue-related milestones for its 2018 fiscal year, and a third tranche of $10,000,000 upon achievement of designated trailing six month GAAP net revenue from Senhance System sales. The Company is entitled to make interest-only payments until December 1, 2020, and at the end the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default. The Company is in compliance with its debt covenants under the Hercules Loan Agreement as of June 30, 2018.

The term loans bear interest at a rate equal to the greater of (i) 9.55% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. Following the draw of the third tranche, the Fixed Rate will be reduced to 9.20% effective on the first interest payment date to occur during the first fiscal quarter following the draw of the third tranche. On the Initial Funding Date, the Company was obligated to pay a facility fee $400,000. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded.

The Company’s obligations under the Hercules Loan Agreement are to be guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. The Agent is granted the option to invest up to $2,000,000 in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.

In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing credit facility with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”) entered into on May 10, 2017, which loan and security agreement is referred to as the Innovatus Loan Agreement (the “Innovatus Loan Agreement”).

Under the Innovatus Loan Agreement, the Lender has agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017.

The Innovatus Loan Agreement allowed for interest-only payments for up to twenty-four months at a fixed rate equal to 11% per annum, of which 2.5% could be paid in-kind and added to the outstanding principal amount of the term loans until the earlier of (i) the first anniversary following the funding date and (ii) the Company’s failure to achieve an Interest-Only Milestone. At the end of the interest-only period, the Company would have been required to repay the term loans over a two-year period, based on a twenty-four (24) month amortization schedule, with a final maturity date of May 10, 2021.

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

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date, or by May 3, 2022. As of June 30, 2018, Series B Warrants representing approximately 12.7 million shares had been exercised.

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

The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Series A Warrants or Series B Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The net proceeds to the Company from the exercise of all of the Series A Warrants and the Series B Warrants exercised prior to June 30, 2018 were approximately $37.4 million.

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

As of June 30, 2018, the Company has paid all Cash Consideration due under the second tranche.

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

Results of Operations

Revenue

Our revenue consisted of product revenue resulting from the sale of Senhance Systems in Europe, Asia and U.S., and related instruments, accessories and services for systems sold in the current and prior periods.

We expect to experience some unevenness in the number and trend, and average selling price, of units sold on a quarterly basis given the early stage of commercialization of our products.

Product and service revenue for the three months ended June 30, 2018 increased to $6.4 million compared to $1.6 million for the three months ended June 30, 2017. The $4.8 million increase was the result of the revenue recognized on the sale of four Senhance Systems.

Product and service revenue for the six months ended June 30, 2018 increased to $11.2 million compared to $3.5 for the six months ended June 30, 2017. The $7.7 million increase was primarily the result of the revenue recognized on the sale of six Senhance Systems.

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

Cost of revenue for the three months ended June 30, 2018 increased to $3.7 million as compared to $1.0 million for the three months ended June 30, 2017. This increase over the prior year period was the result of increased sales and costs for manufacturing overhead and field service.

Cost of revenue for the six months ended June 30, 2018 increased to $6.3 million as compared to $2.3 million for the six months ended June 30, 2017. This increase over the prior year period was the result of increased sales and costs for manufacturing overhead and field service.

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

R&D expenses for the three months ended June 30, 2018 increased 4% to $5.3 million as compared to $5.1 million for the three months ended June 30, 2017. The $0.2 million increase resulted primarily from increased personnel related costs of $0.3 million, increased contract engineering services, consulting and other outside services of $0.3 million, offset by decreased other costs of $0.4 million.

R&D expenses for the six months ended June 30, 2018 decreased 12% to $10.5 million as compared to $11.9 million for the six months ended June 30, 2017. The $1.4 million decrease resulted primarily from decreased contract engineering services, consulting and other outside services of $0.3 million, decreased personnel costs of $0.1 million, decreased preclinical lab expense of $0.3 million, decreased supplies expense of $0.1 million, and decreased other costs of $0.6 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to increase significantly in 2018 in support of our Senhance System commercialization.

Sales and marketing expenses for the three months ended June 30, 2018 increased 62% to $6.0 million compared to $3.7 million for the three months ended June 30, 2017. The $2.3 million increase was primarily related to increased personnel related costs of $1.4 million, increased consulting and outside service costs of $0.5 million, and increased other costs of $0.4 million, as we increased our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System.

Sales and marketing expenses for the six months ended June 30, 2018 increased 60% to $12.0 million compared to $7.5 million for the six months ended June 30, 2017. The $4.5 million increase was primarily related to increased personnel related costs of $3.3 million, increased consulting and outside service costs of $0.8 million, increased depreciation expense of $0.3 million, and increased other costs of $0.4 million as we increased our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System, offset by decreased tradeshow costs of $0.3 million.

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

General and administrative expenses for the three months ended June 30, 2018 increased 33% to $3.6 million compared to $2.7 million for the three months ended June 30, 2017. The $0.9 million increase was primarily due to increased personnel costs of $0.6 million and increased outsourced services expense of $0.4 million, offset by decreased other costs of $0.1 million.

General and administrative expenses for the six months ended June 30, 2018 increased 9% to $6.3 million compared to $5.8 million for the six months ended June 30, 2017. The $0.5 million increase was primarily due to increased personnel costs of $0.5 million.

Gain From Sale of SurgiBot Assets, Net

The gain from the sale of SurgiBot assets, net to GBIL was $12.0 million for the six months ended June 30, 2018.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2018 increased to $2.7 million compared to $1.7 million for the three months ended June 30, 2017. The $1.0 million increase was primarily the result of the amortization of in-process research and development transferred to intellectual property in October 2017.

Amortization of intangible assets for the six months ended June 30, 2018 increased to $5.6 million compared to $3.3 million for the six months ended June 30, 2017. The $2.3 million increase was primarily the result of the amortization of in-process research and development transferred to intellectual property in October 2017.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $0.8 million for the three months ended June 30, 2018 compared to $(0.8) million for the three months ended June 30, 2017. The $1.6 million increase was primarily related to the effect of a change in the estimated discount rate, the change in the passage of time on the fair value measurement, and the impact of foreign currency exchange rates.

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $1.4 million for the six months ended June 30, 2018 compared to $0.5 million for the six months ended June 30, 2017. The $0.9 million increase was primarily related to the effect of a change in the estimated discount rate, the change in the passage of time on the fair value measurement, and the impact of foreign currency exchange rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $17.5 million for the three months ended June 30, 2018 compared to $2.3 million for the three months ended June 30, 2017. The $15.2 million increase for the three months ended June 30, 2018 includes remeasurement associated with the warrants exercised during the quarter ended June 30, 2018 and the outstanding warrants at June 30, 2018. The remeasurement related to the warrants exercised was primarily the result of the difference in the stock price at the date of exercise and March 31, 2018. The expense related to the warrants outstanding at June 30, 2018 was primarily the result of the difference between the stock price at June 30, 2018 and at March 31, 2018.

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $15.7 million for the six months ended June 30, 2018 compared to $2.3 million for the six months ended June 30, 2017. The $13.4 million increase for the six months ended June 30, 2018 includes remeasurement associated with the warrants exercised during the six months ended June 30, 2018 and the outstanding warrants at June 30, 2018. The remeasurement related to the warrants exercised was primarily the result of the difference in the stock price at the date of exercise and December 31, 2017. The expense related to the warrants outstanding at June 30, 2018 was primarily the result of the difference between the stock price at June 30, 2018 and at December 31, 2017.

Interest Expense, Net

Interest expense for the three months ended June 30, 2018 increased to $1.7 million compared to $0.6 million for the three months ended June 30, 2017. The $1.1 million increase was primarily related to the $1.4 million loss on extinguishment of debt partially offset by the decrease in interest rate on refinanced notes payable.

Interest expense for the six months ended June 30, 2018 increased to $2.1 million compared to $1.0 million for the six months ended June 30, 2017. The $1.1 million increase was primarily related to the $1.4 million loss on extinguishment of debt partially offset by the decrease in interest rate on refinanced notes payable.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.9 million and $0.7 million of income tax benefit for the three months ended June 30, 2018 and 2017, respectively. We recognized $1.8 million and $1.6 million of income tax benefit for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of June 30, 2018, we had an accumulated deficit of $482.8 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. As of June 30, 2018, the Company's cash and restricted cash balance was approximately $98.5 million. We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to fund operations through at least the next 12 months. We expect to continue to fund sales and marketing, research and development and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

We currently have one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions.  The shelf registration statement was declared effective by the SEC on May 19, 2017. We have raised $50.0 million in gross proceeds and approximately $48.5 in net proceeds under such shelf registration statement through the sale of all the shares available under the 2017 ATM Offering. As of June 30, 2018, we had $100.0 million available for future financings under such shelf registration statement.

Consolidated Cash Flow Data

	Six Months Ended
	June 30,
	2018	2017
(in millions)
Net cash (used in) provided by
Operating activities	$(19.2)	$(25.5)
Investing activities	4.2	(1.8)
Financing activities	16.0	28.9
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$0.9	$1.6

Operating Activities

For the six months ended June 30, 2018, cash used in operating activities of $19.2 million consisted of a net loss of $35.1 million decreased by cash used for working capital of $0.4 million and increased by non-cash items of $16.3 million. The non-cash items primarily consisted of $15.7 million change in fair value of warrant liabilities, $6.1 million of amortization, $4.2 million of stock-based compensation expense, $1.4 million loss on debt extinguishment, $1.4 million change in fair value of contingent consideration and $1.3 million of depreciation, offset by $12.0 million gain from sale of SurgiBot assets and $1.8 million deferred income tax benefit. The decrease in cash from changes in working capital included $1.6 million increase in inventories, $0.8 million increase in accounts receivable, $0.4 million decrease in accrued expenses, offset by $1.9 million decrease in other current and long term assets and $0.4 million increase in accounts payable.

Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities was $4.2 million. This amount primarily consists of $4.5 million proceeds related to the sale of the SurgiBot assets, offset by $0.3 million purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $16.0 million. This amount was primarily related to $18.9 million in proceeds from the issuance of debt, which was partially offset by $15.3 million in payment of debt, $9.8 million in proceeds from the exercise of stock options and warrants and $3.0 million received for shares issued related to the sale of the SurgiBot assets, offset by $0.4 million payment of contingent consideration.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $3.5 million at June 30, 2018, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Hercules Loan Agreement

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with several banks and other financial institutions or entities from time to time party to the Loan Agreement and Hercules Capital, Inc., as administrative agent and collateral agent. Please see the description of the Hercules Loan Agreement above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‑ Debt Refinancing.”

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

In connection with the entry into the Hercules Loan Agreement, the proceeds of which were used to repay the Innovatus Loan, we were obligated to pay final payment and prepayment fees under the Innovatus Loan Agreement. The final payment fee obligation was $1.0 million and was paid during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal 2017 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, contingent consideration, warrant liabilities, stock-based compensation, inventory, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions.

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

We recognize revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. We generally recognize revenue for the performance obligations at the following points in time:

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Fiscal 2017 Form 10-K, as well as the notes to the consolidated financial statements above in this Form 10-Q, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations and Comprehensive Loss, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates and foreign currency exchange rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of June 30, 2018, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

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

During the six months ended June 30, 2018, 87% of our revenue and approximately 38% of our operating expenses, excluding the offsetting impact of the gain from sale of SurgiBot assets, were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $1.0 million and operating expenses by approximately $1.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2017 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1 - 30, 2018	—	$—	—	—
May 1 - 31, 2018	—	—	—	—
June 1 - 30, 2018	1,996	5.85	—	—
Total	1,996	$5.85	—	—

(1)

These amounts consist of 1,996 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the vesting date.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1 * !

Loan and Security Agreement, dated May 23, 2018, with the several banks and other financial institutions or entities from time to time party to the Loan Agreement as Lenders and Hercules Capital, Inc., as administrative agent and collateral agent.

10.2

Loan and Security Agreement, dated May 10, 2017, by and among TransEnterix, Inc., TransEnterix Surgical, Inc., TransEnterix International, Inc. and SafeStitch LLC, as Borrower, and Innovatus Life Sciences Lending Fund I, LP, as Lender and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on May 10, 2017).

10.3 +

TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2018).

10.4 +

TransEnterix, Inc. Non-Employee Director Compensation Program, effective May 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2018).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
+	A management contract, compensatory plan or arrangement required to be separately identified.
!

Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on August 7, 2018. Such provisions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: August 7, 2018	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: August 7, 2018	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer