Form 10-Q
period 2018-09-30
TRANSENTERIX INC.
filed 2018-11-08
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

216,119,434 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of November 2, 2018.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,”  “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 8, 2018, or the Fiscal 2017 Form 10-K, and other filings we make with the Securities and Exchange Commission, or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix International; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd; TransEnterix Japan KK and TransEnterix Israel Ltd.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

ii

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$5,422	$183	$16,578	$3,713
Cost of revenue	4,249	921	10,536	3,227
Gross profit (loss)	1,173	(738)	6,042	486
Operating Expenses (Income)
Research and development	4,838	4,889	15,384	16,814
Sales and marketing	5,819	4,528	17,835	12,000
General and administrative	3,686	2,920	9,989	8,688
Amortization of intangible assets	2,674	1,821	8,244	5,144
Change in fair value of contingent consideration	(1,358)	773	81	1,226
Issuance costs for warrants	—	—	—	627
Acquisition related costs	345	—	345	—
Gain from sale of SurgiBot assets, net	44	—	(11,915)	—
Reversal of transfer fee accrual	(2,994)	—	(2,994)	—
Total Operating Expenses (Income)	13,054	14,931	36,969	44,499
Operating Loss	(11,881)	(15,669)	(30,927)	(44,013)
Other (Expense) Income
Change in fair value of warrant liabilities	(8,760)	(22,887)	(24,438)	(25,213)
Interest income	391	62	982	124
Interest expense	(685)	(563)	(3,398)	(1,581)
Other expense	(52)	(194)	(109)	(294)
Total Other (Expense) Income, net	(9,106)	(23,582)	(26,963)	(26,964)
Loss before income taxes	$(20,987)	$(39,251)	$(57,890)	$(70,977)
Income tax benefit	781	738	2,554	2,337
Net loss	$(20,206)	$(38,513)	$(55,336)	$(68,640)
Other comprehensive loss
Foreign currency translation (loss) gain	(561)	2,952	(2,651)	9,515
Comprehensive loss	$(20,767)	$(35,561)	$(57,987)	$(59,125)
Net loss per share - basic and diluted	$(0.10)	$(0.26)	$(0.27)	$(0.51)
Weighted average common shares outstanding - basic and diluted	209,088	149,516	204,531	134,622

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$41,748	$91,217
Short-term investments	39,670	—
Accounts receivable, net	5,669	1,536
Inventories	10,242	10,817
Interest receivable	51	80
Other current assets	9,039	9,344
Total Current Assets	106,419	112,994
Restricted cash	663	6,389
Property and equipment, net	6,659	6,670
Intellectual property, net	42,925	52,638
Goodwill	70,669	71,368
Other long term assets	224	192
Total Assets	$227,559	$250,251
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,785	$3,771
Accrued expenses	7,432	10,974
Deferred revenue - current portion	1,270	1,088
Deferred gain from sale of SurgiBot assets	—	7,500
Contingent consideration – current portion	555	719
Notes payable - current portion, net of debt discount	—	4,788
Total Current Liabilities	12,042	28,840
Long Term Liabilities
Deferred revenue - less current portion	131	—
Contingent consideration – less current portion	11,549	11,699
Notes payable - less current portion, net of debt discount	19,106	8,385
Warrant liabilities	15,044	14,090
Net deferred tax liabilities	5,624	8,389
Total Liabilities	63,496	71,403
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2018 and December 31, 2017; 212,631,801 and 199,282,003 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	212	199
Additional paid-in capital	664,439	621,261
Accumulated deficit	(502,965)	(447,640)
Accumulated other comprehensive income	2,377	5,028
Total Stockholders’ Equity	164,063	178,848
Total Liabilities and Stockholders’ Equity	$227,559	$250,251

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2017	199,282	$199	—	$—	$621,261	$(447,640)	$5,028	$178,848
Stock-based compensation	—	—	—	—	6,694	—	—	6,694
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	279	—	—	279
Exercise of stock options and warrants	11,028	11	—	—	34,869	—	—	34,880
Award of restricted stock units	1,036	1	—	—	—	—	—	1
Return of common stock to pay withholding taxes on restricted stock	—	—	(537)	(1)	(1,663)	—	—	(1,664)
Cancellation of treasury stock	—	—	537	1	—	—	—	1
Issuance of common stock related to sale of SurgiBot assets	1,286	1	—	—	2,999	—	—	3,000
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	—	(2,651)	(2,651)
Net loss	—	—	—	—	—	(55,336)	—	(55,336)
Balance, September 30, 2018	212,632	$212	—	—	$664,439	$(502,965)	$2,377	$164,063

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net loss	$(55,336)	$(68,640)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain from sale of SurgiBot assets, net	(11,915)	—
Depreciation	1,876	1,816
Amortization of intangible assets	8,244	5,144
Amortization of debt discount and debt issuance costs	575	212
Amortization of held to maturity investment discount	(51)	—
Stock-based compensation	6,694	5,321
Non-employee warrant awards	—	571
Deferred tax benefit	(2,572)	(2,320)
Loss on extinguishment of debt	1,400	308
Change in fair value of warrant liabilities	24,438	25,213
Change in fair value of contingent consideration	81	1,226
Recovery of transfer fee	(2,994)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,262)	886
Interest receivable	28	79
Inventories	(1,276)	(3,519)
Other current and long term assets	27	(2,454)
Accounts payable	(903)	(1,599)
Accrued expenses	(56)	207
Deferred revenue	361	—
Net cash and cash equivalents used in operating activities	(35,641)	(37,549)
Investing Activities
Purchase of short-term investments	(39,619)	—
Proceeds related to sale of SurgiBot assets, net	4,496	—
Purchase of property and equipment	(490)	(1,488)
Purchase of intellectual property	—	(418)
Proceeds from sale of property and equipment	32	—
Net cash and cash equivalents used in investing activities	(35,581)	(1,906)
Financing Activities
Payment of notes payable	(15,305)	(13,343)
Proceeds from issuance of debt and warrants, net of issuance costs	18,828	12,956
Payment of contingent consideration	(395)	(395)
Proceeds from issuance of common stock and warrants, net of issuance costs	279	31,546
Taxes paid related to net share settlement of vesting of restricted stock units	(1,662)	(168)
Proceeds from issuance of common stock related to sale of SurgiBot assets	3,000	—
Proceeds from exercise of stock options and warrants	11,396	5,449
Net cash and cash equivalents provided by financing activities	16,141	36,045
Effect of exchange rate changes on cash and cash equivalents	(114)	(311)
Net decrease in cash, cash equivalents and restricted cash	(55,195)	(3,721)
Cash, cash equivalents and restricted cash, beginning of period	97,606	34,590
Cash, cash equivalents and restricted cash, end of period	$42,411	$30,869
Supplemental Disclosure for Cash Flow Information
Interest paid	$1,135	$597
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of inventories to property and equipment	$2,160	$—
Transfer of property and equipment to inventories	$648	$—
Issuance of common stock as contingent consideration	$—	$5,227
Relative fair value of warrants issued with debt	$—	$300
Reclass of warrant liability to common stock and additional paid-in capital	$23,485	$2,289
Cashless exercise of warrants	$4,272	$—

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

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and includes TransEnterix International, Inc.; TransEnterix Italia S.r.l.; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; TransEnterix Japan KK and TransEnterix Israel Ltd.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2017 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.Á.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; TransEnterix Japan KK and TransEnterix Israel Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include identifiable intangible assets and goodwill, contingent consideration, warrant liabilities, stock compensation expense, revenue recognition, restructuring and other charges, excess and obsolete inventory reserves, and deferred tax asset valuation allowances.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted cash at September 30, 2018 includes $663,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

Short-term Investments

Short-term investments are considered to be “held-to-maturity” and are carried at amortized cost using the effective interest method. As of September 30, 2018, short-term investments consisted of $39.7 million in U.S. government securities, all of which mature in less than a year. There were no investments as of December 31, 2017.

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of September 30, 2018. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the investments mature within 6 months and the underlying cash invested in these securities is not required for current operations. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values, which are based on level inputs as defined in Note 5. As of September 30, 2018, the gross holding gains and losses were immaterial.

The Company reviews its short-term investments for other-than-temporary impairment if the cost exceeds the fair value. No such impairment was recorded as of September 30, 2018.

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

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had four customers who accounted for 88% of the Company’s net accounts receivable at September 30, 2018 and one customer who constituted 88% of the Company’s net accounts receivable at December 31, 2017. The Company had five customers who accounted for 68% of the Company’s net revenue for the nine months ended September 30, 2018 and two customers who constituted 89% of the Company’s net revenue for the nine months ended September 30, 2017. The Company had four customers who accounted for 96% of the Company’s net revenue for the three months ended September 30, 2018 and five customers who constituted 100% of the Company’s net revenue for the three months ended September 30, 2017.

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

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets.  No impairment existed at September 30, 2018 or December 31, 2017.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. No impairment existed at September 30, 2018 or December 31, 2017.

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

Deferred Gain from Sale of SurgiBot Assets

In conjunction with the agreement with GBIL in relation to the transfer of the SurgiBot System assets, the Company received $7.5 million in December 2017.  This amount was included in deferred gain from sale of SurgiBot assets in the consolidated balance sheet pending transfer of the assets in March 2018 and was recognized in gain from sale of SurgiBot assets in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2018 and 2017 were not significant.

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

The following table presents revenue disaggregated by types and geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
U.S.
Systems	$868	$—	$1,742	$—
Instruments and accessories	426	—	835	—
Services	87	—	137	—
Total U.S. revenue	1,381	—	2,714	—

Outside of U.S. ("OUS")
Systems	3,450	—	10,686	2,609
Instruments and accessories	441	10	2,653	683
Services	150	173	525	421
Total OUS revenue	4,041	183	13,864	3,713

Total
Systems	4,318	—	12,428	2,609
Instruments and accessories	867	10	3,488	683
Services	237	173	662	421
Total revenue	$5,422	$183	$16,578	$3,713

The Company recognizes sales by geographic area based on the country in which the customer is based.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $4.4 million as of September 30, 2018.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0 as of September 30, 2018 and 2017, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the nine months ended September 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $0.3 million and $0.2 million, respectively.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $6,694,000 and $5,321,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted into law, which reduced the U.S. federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the newly enacted tax rate, the Company adjusted its U.S. deferred tax assets as of December 31, 2017, by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $36.1 million.

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

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 60% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2018 and December 31, 2017. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, other current assets, property and equipment, cash, accounts receivable and inventory of $91.8 million and $99.9 million at September 30, 2018 and December 31, 2017, respectively. Total assets outside of the U.S. excluding goodwill amounted to 31% of total consolidated assets at September 30, 2018 and December 31, 2017. The Company recognizes sales by geographic area based on the country in which the customer is based. For the nine months ended September 30, 2018, 16% of net revenue was generated in the U.S. and 83% was generated in Europe. For the nine months ended September 30, 2017, 62% of net revenue was generated in Europe and 38% in Asia.

Impact of Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing this ASU and has not yet determined the impact ASU 2018-13 may have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard. We expect to elect the ‘package of practical expedients’, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. Additionally, we expect to elect the practical expedient to not provide comparative reporting periods; therefore, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect to elect the ‘use-of-hindsight practical expedient’ or the land easement transition relief, the latter of which is not applicable to our industry. Upon adoption, operating leases will be reported on the statement of financial position as gross-up assets and liabilities. The Company has begun evaluating and planning for adoption and implementation of this ASU, including reviewing all material leases, the ASU practical expedient guidelines and current accounting policy elections, and assessing the overall financial statement impact. We expect this ASU will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is currently being evaluated. The impact of this ASU is non-cash in nature and is not expected to affect the Company’s cash flows.

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

The Company adopted the New Revenue Standard in the first quarter of fiscal year 2018 using the modified retrospective method resulting in a cumulative catch-up adjustment to opening retained earnings.  The Company applied the New Revenue Standard to all contracts and concluded that the timing and measurement of revenue recognition is materially consistent under the New Revenue Standard, except for the future billings related to future service included in its multi-year contracts that should be part of the consideration allocated to all performance obligations under the New Revenue Standard. Under the prior standard, future service billings were considered to be contingent revenue, and therefore, were not included in the consideration allocated. Accordingly, the amount of consideration allocated to the performance obligations identified in the Company’s system arrangements is different under the New Revenue Standard than the amount allocated under the prior standard. In general, this will result in an acceleration of the amount of revenue recognized for system sales with multi-year service contracts. Due to limited sales to date, the Company recorded a $11,000 cumulative catch-up adjustment to retained earnings in the first quarter of fiscal year 2018, offset by reductions in accounts receivable of $4,000 and deferred revenue of $15,000. Under the prior standard, revenue would have been $15,000 greater for the nine months ended September 30, 2018 than under the New Revenue Standard.

Reclassifications

Certain prior year amounts within the consolidated statement of operations and comprehensive loss have been reclassified.  Such reclassifications have no effect on previously recorded net loss.

Classification of Certain Items Within the Company’s Form 10-K

Certain reclassifications of prior period amounts will be made within the Company’s Form 10-K filing for the year ended December 31, 2018 to conform to current period presentation. Specifically, during the nine months ended September 30, 2018, the Company determined that the amount related to the deferred gain on sale of SurgiBot assets as reflected within one line in the operating activities section of the consolidated statement of cash flows for the year ended December 31, 2017 should have been classified as cash flows provided from investing activities.  There is no impact to the consolidated statements of operations or consolidated balance sheets. The Company evaluated the effect of this misclassification and concluded it was not material to any of its previously issued consolidated financial statements. Upon revision, cash flows from operating activities for the year ended December 31, 2017, will decrease by $7.5 million to cash and cash equivalents used in operating activities of $47.3 million and cash flows from investing activities will increase by $7.5 million to cash and cash equivalents provided by investing activities of $5.5 million.  There is no impact of the reclassification to the nine months ended September 30, 2017.

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

(4) The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2016. As of September 30, 2018, the Company had paid €2.1 million of the fourth tranche.

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

4.	Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Cash	$6,987	$4,039
Money market	34,761	87,178
Total cash and cash equivalents	$41,748	$91,217
Restricted cash	$663	$6,389
Total	$42,411	$97,606

Restricted cash at September 30, 2018 includes $663,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

5.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

The carrying values of accounts receivable, short-term investments, interest receivable, accounts payable, and certain accrued expenses at September 30, 2018 and December 31, 2017, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of September 30, 2018 and December 31, 2017, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

The following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2018
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$41,748	$—	$—	$41,748
Restricted cash	663	—	—	663
Total Assets measured at fair value	$42,411	$—	$—	$42,411
Liabilities measured at fair value
Contingent consideration	$—	$—	$12,104	$12,104
Warrant liabilities	—	—	15,044	15,044
Total liabilities measured at fair value	$—	$—	$27,148	$27,148

	December 31, 2017
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$91,217	$—	$—	$91,217
Restricted cash	6,389	—	—	6,389
Total Assets measured at fair value	$97,606	$—	$—	$97,606
Liabilities measured at fair value
Contingent consideration	$—	$—	$12,418	$12,418
Warrant liabilities	—	—	14,090	14,090
Total liabilities measured at fair value	$—	$—	$26,508	$26,508

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $0.1 million for the nine months ended September 30, 2018 was primarily due to a change in the estimated discount rate, the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. The change in fair value of the contingent consideration of $1.2 million for the nine months ended September 30, 2017 was primarily due to the change in discount rate, effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

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

The change in fair value of warrants for the nine months ended September 30, 2018 and 2017 of $24.4 million and $25.2 million, respectively was included in the Company’s consolidated statement of operations and comprehensive loss. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

			April 28, 2017
Series B	September 30, 2018	December 31, 2017	(date of issuance)
Fair value	$15.0 million	$14.1 million	$6.2 million
Valuation methodology	Monte Carlo	Monte Carlo	Black-Scholes Merton
Term	3.58 years	4.33 years	5 years
Risk free rate	2.90%	2.13%	1.81%
Dividends	—	—	—
Volatility	89.47%	80.60%	73.14%
Share price	$5.80	$1.93	$0.65
Probability of additional financing	100% in 2019	25% in 2018 and 75% in 2019	Not Applicable

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3, with the exception of the warrant liability, which is explained above as of September 30, 2018 and December 31, 2017:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2018 to 2021
		Discount rate Probability of occurrence	9% to 12% 100%

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the nine months ended September 30, 2018:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	(unaudited)
	Common stock	Contingent
	warrants	consideration
Balance at December 31, 2017	$14,090	$12,418
Exercise of warrants	(23,484)	—
Change in fair value	24,438	81
Payment for contingent consideration	—	(395)
Balance at September 30, 2018	$15,044	$12,104
Current portion	—	555
Long-term portion	15,044	11,549
Balance at September 30, 2018	$15,044	$12,104

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	September 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Gross accounts receivable	$5,742	$1,609
Allowance for uncollectible accounts	(73)	(73)
Total accounts receivable, net	$5,669	$1,536

7.	Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Finished goods	$4,212	$4,432
Raw materials	6,030	6,385
Total inventories	$10,242	$10,817

8.	Other Current Assets

The following table presents the components of other current assets:

	September 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Advances to vendors	$6,406	$6,403
Prepaid expenses	2,540	1,519
Other receivables	93	1,422
Total	$9,039	$9,344

9.	Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$12,095	$10,866
Computer equipment	2,260	2,187
Furniture	628	598
Leasehold improvements	2,273	2,237
Total property and equipment	17,256	15,888
Accumulated depreciation and amortization	(10,597)	(9,218)
Property and equipment, net	$6,659	$6,670

Depreciation expense was $1,876,000 and $1,816,000, for the nine months ended September 30, 2018 and 2017, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, and goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the nine months ended September 30, 2018 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2017	$71,368
Foreign currency translation impact	(699)
Balance at September 30, 2018	$70,669

Accumulated impairment of goodwill as of September 30, 2018 and December 31, 2017 was $61.8 million. No impairment was recorded as of September 30, 2018 and December 31, 2017.

During the second quarter of 2017, the Company’s stock price experienced a significant decline. The Company performed a Step 1 goodwill impairment test as of the second quarter of 2017 and determined that no charge to goodwill for impairment was required during such second quarter. As of December 31, 2017, the Company elected to bypass the qualitative assessment and calculated the fair value of the Company’s reporting unit, which exceeded the carrying amount. Accordingly, no charge for goodwill impairment was required as of December 31, 2017. No impairment indicators were noted during the nine months ended September 30, 2018.

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

The components of gross intellectual property, accumulated amortization, and net intellectual property as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018				December 31, 2017
	(In thousands)				(In thousands)
		(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	66,413	(27,936)	4,074	42,551	66,413	(19,724)	5,529	52,218
Technology and patents purchased	400	(62)	36	374	400	(30)	50	420
Total intellectual property	$66,813	$(27,998)	$4,110	$42,925	$66,813	$(19,754)	$5,579	$52,638

The weighted average remaining useful life of the developed technology and technology and patents purchased was 4 years and 8.6 years, respectively as of September 30, 2018 and 4.8 years and 9.3 years, respectively as of December 31, 2017.

11.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 5.0% for the year ending December 31, 2018. This rate does not include the impact of any discrete items.  The Company incurred losses for the nine month period ended September 30, 2018 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax asset in those jurisdictions. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction The deferred tax benefit during the nine months ended September 30, 2018 and 2017, was approximately $2.6 million and $2.3 million, respectively.

The Company’s effective tax rate for each of the nine-month periods ended September 30, 2018 and 2017 was 4.4% and 3.3%, respectively. At September 30, 2018, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

At September 30, 2018, the Company’s accounting for the 2017 Tax Cuts and Jobs Act is still in process; however, it expects to complete the accounting by December 2018. Updates to the Company’s calculations may result in changes to the provisional adjustments recorded at year-end.

12.	Accrued Expenses

The following table presents the components of accrued expenses:

	September 30,	December 31,
	2018	2017
	(In thousands)
	(unaudited)
Compensation and benefits	$4,975	$4,533
Other	814	504
Deferred rent	437	595
Legal and professional fees	400	386
Consulting and other vendors	299	1,414
Taxes and other assessments	190	3,192
Interest	159	309
Royalties	158	41
Total	$7,432	$10,974

13.	Notes Payable

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

The term loans bear interest at a rate equal to the greater of (i) 9.55% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. Following the draw of the third tranche, the Fixed Rate will be reduced to 9.20% effective on the first interest payment date to occur during the first fiscal quarter following the draw of the third tranche. On the Initial Funding Date, the Company was obligated to pay a facility fee of $400,000, recorded as a debt discount. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of the loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded. The final payment fee is accreted to interest expense over the life of the term loan and included within notes payable on the consolidated balance sheet.

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

In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing loan and security agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”). The Company recognized a loss of $1.4 million on the extinguishment of notes payable which is included in interest expense on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2018. The Company paid $680,000 in final payment obligations and $287,000 in prepayment fees under the Innovatus Loan Agreement upon repayment.

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

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche and incurred additional debt issuance costs of approximately $1.2 million, recorded as debt discount.  In addition, the Company issued warrants to the Lender to purchase shares of the Company’s common stock that will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle the Lender to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company estimated the fair value of the warrants to be $300,000. The value of the warrants was classified as equity and recorded as a discount to the loan.  The debt discount was amortized as interest expense using the effective interest method over the life of the loan. As of September 30, 2018 and December 31, 2017, the unamortized debt discount was $0 and $1.0 million, respectively.

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

14.Warrants

The following table summarizes the change in warrants for the nine months ended September 30, 2018:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
	Number of	Exercise	Contractual	Grant Date
	Warrants	Price	Life (in years)	Fair Value
Outstanding at December 31, 2017	13,162,668	$1.08	4.5	$0.39
Exercised	(8,562,631)	1.09	—	—
Cancelled	(95,600)	1.65	—	—
Outstanding at September 30, 2018	4,504,437	1.03	4.0	$0.26

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options, warrants and restricted stock units. In computing diluted net loss per share for the nine months ended September 30, 2018 and 2017, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

17.	Related Person Transactions

On September 18, 2015, TransEnterix Italia entered into a services agreement for receipt of administrative services from Sofar and payment of rent to Sofar, a stockholder that owned approximately 9% and 12% of the Company’s Common Stock at September 30, 2018 and 2017, respectively. Expenses for administrative services were approximately $0 and $52,000 for the nine months ended September 30, 2018 and 2017, respectively. The services agreement terminated in 2017.

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

In March 2018, TransEnterix Europe entered into a Service Supply Agreement with 1Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in 1Med S.A. Expenses under the Service Supply Agreement were approximately $62,000 for the nine months ended September 30, 2018.

18.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s Common Stock with an aggregate fair market value of €5.0 million.  As of December 31, 2017, the fair value of the contingent consideration was $12.4 million. On September 30, 2018, the fair value of the contingent consideration was $12.1 million.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the nine months ended September 30, 2018 or the year ended December 31, 2017, as all pending litigation, including two putative derivative claims, was dismissed in 2017 with prejudice in the Company's favor.

19.	Subsequent Events

On September 23, 2018, the Company entered into an Asset Purchase Agreement (the “MST Purchase Agreement”) with MST Medical Surgery Technologies Ltd., an Israeli private company (the “Seller”), and two of the Company’s wholly owned subsidiaries, as purchasers of the assets of the Seller, including the intellectual property assets (collectively, the “Buyers”). The closing of the transactions contemplated by the MST Purchase Agreement occurred on October 31, 2018, pursuant to which the Company acquired the Seller’s assets consisting of intellectual property and tangible assets related to surgical analytics with its core image analytics technology designed to empower and automate the surgical environment, with a focus on medical robotics and computer-assisted surgery. The core technology acquired under the MST Purchase Agreement is a software-based image analytics information platform powered by advanced visualization, scene recognition, artificial intelligence, machine learning and data analytics.

Under the terms of the MST Purchase Agreement, at the closing the Buyers purchased substantially all of the assets of the Seller. The acquisition price consisted of two tranches. At or prior to the closing of the transaction the Buyers paid $5.8 million in cash and the Company issued 3.15 million shares of the Company’s common stock. A second tranche of $6.6 million in additional consideration will be payable in cash, stock or cash and stock, at the discretion of the Company, within one year after the closing date.

The MST Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the MST Purchase Agreement.

On October 23, 2018, Hercules funded the Second Tranche of $10,000,000 under the Hercules Loan Agreement.  The Second Tranche funding remains subject to all terms and conditions under the Hercules Loan Agreement.

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

Since inception, we have been unprofitable. As of September 30, 2018, we had an accumulated deficit of $503.0 million.

We expect to continue to invest in research and development and sales and marketing and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

Debt Refinancing

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender has agreed to make certain term loans to the Company in the aggregate principal amount of up to $40,000,000, with funding of the first $20,000,000 tranche occurring on May 23, 2018 (the “Initial Funding Date”). The Company will be eligible to draw on the second tranche of $10,000,000 upon achievement of certain Senhance System revenue-related milestones for its 2018 fiscal year, and a third tranche of $10,000,000 upon achievement of designated trailing six month GAAP net revenue from Senhance System sales. The Company is entitled to make interest-only payments until December 1, 2020, and at the end the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default. The Company is in compliance with its debt covenants under the Hercules Loan Agreement as of September 30, 2018.

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

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date, or by May 3, 2022. As of September 30, 2018, Series B Warrants representing approximately 15.8 million shares had been exercised.

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

The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Series A Warrants or Series B Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The net proceeds to the Company from the exercise of all of the Series A Warrants and the Series B Warrants exercised prior to September 30, 2018 were approximately $37.4 million.

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

As of September 30, 2018, the Company has paid all Cash Consideration due under the second tranche.

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

Product and service revenue for the three months ended September 30, 2018 increased to $5.4 million compared to $0.2 million for the three months ended September 30, 2017. The $5.2 million increase was the result of the revenue recognized on the sale of four Senhance Systems.

Product and service revenue for the nine months ended September 30, 2018 increased to $16.6 million compared to $3.7 for the nine months ended September 30, 2017. The $12.9 million increase was primarily the result of the revenue recognized on the sale of ten Senhance Systems.

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

Cost of revenue for the three months ended September 30, 2018 increased to $4.2 million as compared to $0.9 million for the three months ended September 30, 2017. This increase over the prior year period was the result of increased sales and costs for manufacturing overhead and field service.

Cost of revenue for the nine months ended September 30, 2018 increased to $10.5 million as compared to $3.2 million for the nine months ended September 30, 2017. This increase over the prior year period was the result of increased sales and costs for manufacturing overhead and field service.

Research and Development

Research and development, or R&D expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to increase moderately as we continue to invest in new products and solutions to be offered with the Senhance System. R&D expenses are expensed as incurred.

R&D expenses for the three months ended September 30, 2018 decreased 2% to $4.8 million as compared to $4.9 million for the three months ended September 30, 2017. The $0.1 million decrease resulted primarily from decreased miscellaneous costs of $0.5 million offset by increased personnel related costs of $0.4 million.

R&D expenses for the nine months ended September 30, 2018 decreased 8% to $15.4 million as compared to $16.8 million for the nine months ended September 30, 2017. The $1.4 million decrease resulted primarily from decreased preclinical lab expense of $0.5 million, decreased miscellaneous costs of $0.4 million, decreased depreciation and equipment maintenance of $0.3 million, decreased contract engineering services, consulting and other outside services of $0.2 million, and decreased supplies expense of $0.1 million, offset by increased personnel costs of $0.1 million. The decreases primarily relate to costs incurred in the prior-year period relating to the FDA 510(k) submission of the Senhance System.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to increase significantly in support of our Senhance System commercialization.

Sales and marketing expenses for the three months ended September 30, 2018 increased 29% to $5.8 million compared to $4.5 million for the three months ended September 30, 2017. The $1.3 million increase was primarily related to increased personnel related costs of $0.5 million, increased consulting and outside service costs of $0.3 million, increased other costs of $0.3 million and increased demonstration and supplies expense of $0.2 million as we increased our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System.

Sales and marketing expenses for the nine months ended September 30, 2018 increased 48% to $17.8 million compared to $12.0 million for the nine months ended September 30, 2017. The $5.8 million increase was primarily related to increased personnel related costs of $3.8 million, increased consulting and outside service costs of $1.1 million, increased other costs of $0.5 million and increased depreciation expense of $0.4 million as we increased our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System.

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

General and administrative expenses for the three months ended September 30, 2018 increased 28% to $3.7 million compared to $2.9 million for the three months ended September 30, 2017. The $0.8 million increase was primarily due to increased personnel costs of $0.4 million and increased outsourced services expense of $0.4 million. The increase primarily relates to increased support of sales, marketing, and research and development efforts as we shift to commercialization.

General and administrative expenses for the nine months ended September 30, 2018 increased 15% to $10.0 million compared to $8.7 million for the nine months ended September 30, 2017. The $1.3 million increase was primarily due to increased personnel costs of $0.9 million and increased outsourced services expense of $0.4 million. The increase primarily relates to increased support of sales, marketing, and research and development efforts as we shift to commercialization.

Gain from Sale of SurgiBot Assets, Net

The gain from the sale of SurgiBot assets, net to GBIL was $11.9 million for the nine months ended September 30, 2018.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2018 increased to $2.7 million compared to $1.8 million for the three months ended September 30, 2017. The $0.9 million increase was primarily the result of the amortization of in-process research and development transferred to intellectual property in October 2017.

Amortization of intangible assets for the nine months ended September 30, 2018 increased to $8.2 million compared to $5.1 million for the nine months ended September 30, 2017. The $3.1 million increase was primarily the result of the amortization of in-process research and development transferred to intellectual property in October 2017.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $(1.4) million for the three months ended September 30, 2018 compared to $0.8 million for the three months ended September 30, 2017. The $2.2 million decrease was primarily related to the effect of a change in the estimated discount rate, the change in the passage of time on the fair value measurement, and the impact of foreign currency exchange rates.

The change in fair value of contingent consideration in connection with the Senhance Acquisition was $0.1 million for the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017. The $1.1 million decrease was primarily related to the effect of a change in the estimated discount rate, the change in the passage of time on the fair value measurement, and the impact of foreign currency exchange rates.

Acquisition Related Costs

Acquisition related costs of $0.3 million for the three and nine months ended September 30, 2018, were incurred in connection with the MST Purchase Agreement.

Reversal of Transfer Fee Accrual

In connection with the Senhance acquisition, the Company recorded an accrual of $3.0 million in the 2015 third quarter for the potential assessment of additional transfer fees. In September 2018, the Company determined that the accrual was no longer required and reversed the accrual.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $8.8 million for the three months ended September 30, 2018 compared to $22.9 million for the three months ended September 30, 2017. The $14.1 million decrease for the three months ended September 30, 2018 includes remeasurement associated with the warrants exercised during the quarter ended September 30, 2018 and the outstanding warrants at September 30, 2018. The remeasurement related to the warrants exercised was primarily the result of the difference in the stock price at the date of exercise and June 30, 2018. The expense related to the warrants outstanding at September 30, 2018 was primarily the result of the difference between the stock price at September 30, 2018 and at June 30, 2018.

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $24.4 million for the nine months ended September 30, 2018 compared to $25.2 million for the nine months ended September 30, 2017. The $0.8 million decrease for the nine months ended September 30, 2018 includes remeasurement associated with the warrants exercised during the nine months ended September 30, 2018 and the outstanding warrants at September 30, 2018. The remeasurement related to the warrants exercised was primarily the result of the difference in the stock price at the date of exercise and December 31, 2017. The expense related to the warrants outstanding at September 30, 2018 was primarily the result of the difference between the stock price at September 30, 2018 and at December 31, 2017.

Interest Income

Interest income for the three months ended September 30, 2018 increased to $0.4 million compared to $0.1 million for the three months ended September 30, 2017. The $0.3 million increase was primarily related to the increase in funds available for investment, and the related interest rates on short term investments.

Interest income for the nine months ended September 30, 2018 increased to $1.0 million compared to $0.1 million for the nine months ended September 30, 2017. The $0.9 million increase was primarily related to the increase in funds available for investment, and the related interest rates on short term investments.

Interest Expense

Interest expense for the three months ended September 30, 2018 increased to $0.7 million compared to $0.6 million for the three months ended September 30, 2017. The $0.1 million increase was primarily related to the increased notes payable.

Interest expense for the nine months ended September 30, 2018 increased to $3.4 million compared to $1.6 million for the nine months ended September 30, 2017. The $1.8 million increase was primarily related to the $1.4 million loss on extinguishment of debt and the increase in notes payable.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.8 million and $0.7 million of income tax benefit for the three months ended September 30, 2018 and 2017, respectively. We recognized $2.6 million and $2.3 million of income tax benefit for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of September 30, 2018, we had an accumulated deficit of $503.0 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. As of September 30, 2018, the Company's cash and restricted cash balance and short-term investments were approximately $82.1 million. We believe that our existing cash and cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to fund operations through at least the next 12 months. We expect to continue to fund sales and marketing, research and development and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

We currently have one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions.  The shelf registration statement was declared effective by the SEC on May 19, 2017. We have raised $50.0 million in gross proceeds and approximately $48.5 million in net proceeds under such shelf registration statement through the sale of all the shares available under the 2017 ATM Offering. As of September 30, 2018, we had $100.0 million available for future financings under such shelf registration statement.

Consolidated Cash Flow Data

	Nine Months Ended
	September 30,
	2018	2017
(in millions)
Net cash (used in) provided by
Operating activities	$(35.6)	$(37.5)
Investing activities	(35.6)	(1.9)
Financing activities	16.1	36.0
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net decrease in cash, cash equivalents and restricted cash	$(55.2)	$(3.7)

Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities of $35.6 million consisted of a net loss of $55.3 million and cash used for working capital of $6.1 million, offset by non-cash items of $25.8 million. The non-cash items primarily consisted of $24.4 million change in fair value of warrant liabilities, $8.8 million of amortization, $6.7 million of stock-based compensation expense, $1.9 million of depreciation, $1.4 million loss on debt extinguishment, and $0.1 million change in fair value of contingent consideration, offset by $11.9 million gain from sale of SurgiBot assets, $3.0 million recovery of transfer fee and $2.6 million deferred income tax benefit. The decrease in cash from changes in working capital included $1.3 million increase in inventories, $4.3 million increase in accounts receivable and $0.9 million decrease in accounts payable, offset by $0.4 million increase in deferred revenue.

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $35.6 million. This amount primarily consists of $39.6 million purchase of short-term investments and $0.5 million purchases of property and equipment, offset by $4.5 million proceeds related to the sale of the SurgiBot assets.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $16.1 million. This amount was primarily related to $18.8 million in proceeds from the issuance of debt, which was partially offset by $15.3 million in payment of debt, $11.4 million in proceeds from the exercise of stock options and warrants and $3.0 million received for shares issued related to the sale of the SurgiBot assets, offset by $1.6 million related to the taxes withheld on RSU awards and $0.4 million payment of contingent consideration.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs through at least the next 12 months. We intend to spend substantial amounts on commercial activities, on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, the enhancement and protection of our intellectual property, on notes payable payments as they come due, and on contingent consideration payments in connection with the acquisition of the Senhance System. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, strategic collaborations and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Cash and cash equivalents held by our foreign subsidiaries totaled $3.3 million at September 30, 2018, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

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

In connection with the entry into the Hercules Loan Agreement, the proceeds of which were used to repay the Innovatus Loan, we were obligated to pay final payment and prepayment fees under the Innovatus Loan Agreement. The final payment fee obligation was $1.0 million and was paid during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company did not have any off-balance sheet arrangements.

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

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on accounting for identifiable intangible assets and goodwill, contingent consideration, warrants liabilities, stock-based compensation, inventory and revenue recognition.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of September 30, 2018, approximately 100% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.

Foreign Currency Exchange Rate Risk

We conduct operations in several different countries, including the U.S. and throughout Europe and Asia, and portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, Euros or other currencies. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We have not historically hedged our exposure to foreign currency fluctuations.  Accordingly, increases or decreases in the value of the U.S. dollar against the Euro and other currencies could materially affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

During the nine months ended September 30, 2018, 83% of our revenue and approximately 39% of our operating expenses, excluding the offsetting impact of the gain from sale of SurgiBot assets, were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $1.4 million and operating expenses by approximately $2.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2017 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1 - 31, 2018	360,371	$3.84	—	—
August 1 - 31, 2018	—	—	—	—
September 1 - 30, 2018	—	—	—	—
Total	360,371	$3.84	—	—

(1)

These amounts consist of 360,371 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the vesting date.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated September 23, 2018, by and among MST Medical Surgery Technologies Ltd., TransEnterix, Inc., TransEnterix Europe, S.A.R.L., a Luxemburg limited liability company acting through its Swiss branch being established under the name “TransEnterix Europe Sarl, Bertrange, Swiss Branch Lugano,” and TransEnterix Israel Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.1

Lock-Up Agreement, dated October 31, 2018, by and between TransEnterix, Inc. and MST Medical Surgery Technologies Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2018).

10.2

Registration Rights Agreement, dated October 31, 2018, by and between TransEnterix, Inc. and MST Medical Surgery Technologies Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2018).

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

TransEnterix, Inc.

Date: November 8, 2018	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer