Form 10-K
period 2018-12-31
TRANSENTERIX INC.
filed 2019-02-27
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

On June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the average bid and asked price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $715.7 million.

The number of shares outstanding of the registrant’s common stock, as of February 21, 2019 was 217,014,383.

Documents Incorporated By Reference:   Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2019 Annual Meeting of Stockholders.

TRANSENTERIX, INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2018

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

Overview

TransEnterix is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. We are focused on the commercialization of our Senhance™ System, that digitizes laparoscopic minimally invasive surgery. The Senhance System allows for robotic precision, haptic feedback, surgeon camera control via eye sensing and improved ergonomics while offering responsible economics.

We believe pressures are increasing on hospitals and surgeons under the constraints of value-based healthcare, particularly in the areas of operating room inefficiencies, surgical variability and workforce challenges.

•	Operating Room Inefficiencies: Limited vision and unsteady camera control in current laparoscopy can lead to longer procedure times and potential safety challenges
•	Surgical variability: Failures in situational awareness among surgeons and staff, and variations in technical skills can lead to longer procedure times and technical errors
•

Workforce challenges:  It has been reported that approximately 87% of laparoscopic surgeons suffer from performance-related symptoms such as shoulder pain, rotator cuff injury and carpal tunnel syndrome.

The Senhance System addresses these key challenges for laparoscopic surgeons and hospitals by delivering the benefits of robotics with improved control of the surgical field, enhanced visualization and camera control and improved ergonomics, coupled with the familiarity of laparoscopic motion and consistent per-procedure costs.

The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. On October 13, 2017, we received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic colorectal and gynecologic surgery. These indications cover 23 procedures, including benign and oncologic procedures. In May 2018, the indications for use expanded when we received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery for a total of 28 indicated procedures. The Senhance System is available for sale in the U.S., the EU and select other countries.

The Senhance System is a multi-port robotic surgery system that allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement. Key elements of the system include:

•

Fully Reusable, Autoclavable Instrumentation: the Senhance System offers standard instrumentation that is cleaned and sterilized using current autoclave technology that does not require additional, less standard sterilization methods, and that has no pre-set limitation on number of uses that require them to be disposed;

•

Enhanced Vision, Eye Tracking Camera Control: the Senhance System is compatible with three-dimensional high definition, or 3D HD, vision technology providing the surgeon with additional depth and spatial relation of organs; tremor free view of the surgical field and is centered in the surgeon’s field of vision. Eye-tracking camera control, allows hands’ free, surgeon-controlled visualization;

•

Haptic Feedback: the Senhance System’s haptic feedback feature heightening the surgeon’s sensing of pressure/tension throughout the surgical procedure, haptics provide the surgeon with the ability to feel the tissue response of the body during a procedure;

•	Laparoscopic Motion: digital laparoscopy, maintaining familiar motions, tools and techniques that is similar to the motion used during traditional laparoscopic surgeries;
•	Comfortable Ergonomics: ergonomic seating for the surgeon throughout the procedure to help reduce fatigue and risk of musculoskeletal injuries;
•	E-Fulcrum: a digital fulcrum, setting a dynamic virtual pivot point that helps to potentially minimize incision trauma;

•

Open-Platform Architecture: allows the use and integration of existing operating room technologies to maximize benefit from capital investments and support surgeon preference (e.g., trocars, electrosurgical units, insufflators, select vision systems, etc.); and

•	View of the Sterile Field: the Senhance System offers the user an open view of the operating room and sterile field from the ergonomically-designed console.

On October 31, 2018, we acquired the assets, intellectual property and highly experienced multidisciplinary personnel of Israel-based MST Medical Surgical Technologies, Inc., or MST.  Through this acquisition we acquired MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark.  The AutoLap technology is a fully vetted technology used in over 1,500 surgeries in multiple specialties and accompanied by post-marketing publication and studies, a broad intellectual property portfolio and personnel with clinical, scientific and engineering experience.  We believe MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow us to expand the Senhance System to add augmented, intelligent vision capability.

During 2018 and early 2019, we successfully obtained FDA clearance and CE Mark for our 3 millimeter diameter instruments and our Senhance ultrasonic system.  The 3 mm instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures.

The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. In December 2017, the Company entered into an agreement with Great Belief International Limited, or GBIL, to advance the SurgiBot System towards global commercialization. The agreement transferred ownership of the SurgiBot System assets, while the Company retained the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to have the SurgiBot System manufactured in China and obtain Chinese regulatory clearance from the China Food and Drug Administration while entering into a nationwide distribution agreement with China National Scientific and Instruments and Materials Company, or CSIMC, for the Chinese market. The agreement provides the Company with proceeds of at least $29 million, of which $15 million has been received to date.  The remaining $14.0 million, representing minimum royalties, will be paid beginning at the earlier of receipt of Chinese regulatory approval or March 2023.

We believe that future outcomes of minimally invasive laparoscopic surgery will be enhanced through our combination of more advanced tools and robotic functionality, that are designed to: (i) empower surgeons with improved precision, dexterity and visualization; (ii) improve patient satisfaction and enable a desirable post-operative recovery; and (iii) provide a cost-effective robotic system, compared to existing alternatives today, for a wide range of clinical indications.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital.  We expect to continue to invest in research and development and increase sales and marketing, and general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

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

While laparoscopy has improved the invasive nature of many previously open procedures, it still has many limitations. Traditional, or rigid, laparoscopy still requires multiple incisions to achieve the visualization and instrument triangulation required to perform successful surgery. Rigid laparoscopy also creates physical challenges by forcing the surgeon’s hands and arms into awkward angles, requiring the surgeon to hold instruments in fixed positions for long periods of time, and requiring an assistant to stabilize and move a laparoscopic camera. Another challenge associated with rigid laparoscopic surgery is the creation of a cumbersome and potentially tissue-damaging fulcrum at the patient’s abdominal wall where instruments are manipulated. Nearly all laparoscopic instruments are rigid instruments that lack internal articulation to enhance dexterity in complex tasks. Most laparoscopic surgeries are performed with two-dimensional, or 2-D, visualization of the operative field, making depth perception difficult.

Despite such limitations, traditional laparoscopy remains the prevalent technique in minimally invasive surgery. We believe that robotic devices that replicate laparoscopic motion are more comfortable for surgeons to adopt. Our Senhance System mimics laparoscopic surgery.

Robotic and computer controlled assistance have developed as technologies that offer the potential to improve upon many aspects of the laparoscopic surgical experience. Hundreds of thousands of robotic-assisted surgical procedures are now performed each year worldwide, but they still represent a small fraction (less than 10%) of the total abdominal laparoscopic procedures performed. While initial widespread adoption of robotic-assisted surgery was focused on urologic and gynecologic procedures that were primarily performed in an open fashion prior to robotics, recently developed robotic approaches have been applied to many other clinical applications, particularly in general surgery. Despite recent advances, we believe there remain many limitations associated with current robotic-assisted surgery systems used in connection with laparoscopic surgeries.

We digitize the surgical interface between the surgeon and the patient.  We believe image analytics technology will help accelerate and drive meaningful adoption of the Senhance System and allow us to expand the Senhance System capabilities to add augmented intelligence and reality vision capabilities.

Product Overview

We are addressing the challenges in laparoscopy and robotic-assisted surgery with technologically advanced products and product candidates that leverage the best features of both approaches to minimally invasive surgery.

The Senhance Surgical System

On September 18, 2015, the Company entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, with Sofar S.p.A., or Sofar, as seller, pursuant to which the Company acquired the Senhance System and related assets and personnel, or the Senhance Acquisition. The closing occurred on September 21, 2015. For a description of the Senhance Acquisition and related transactions, see the disclosure titled “Senhance Acquisition and Related Transactions” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

The Senhance System is a multi-port robotic surgery system that allows up to four arms to control robotic instruments and a camera. The system builds on the success of laparoscopy by enhancing the traditional features that surgeons have come to expect from existing products and by addressing some of the limitations associated with robotic surgery systems for laparoscopic procedures. The Senhance System also offers responsible economics to hospitals through its robotic technology coupled with reusable standard instruments that yield minimal additional costs per surgery when compared to laparoscopy. The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. In April 2017, the Company submitted a 510(k) application to the FDA for the Senhance System. On October 13, 2017, the Company received 510(k) clearance for the Senhance System for use in laparoscopic colorectal and gynecologic surgery.  In May 2018, the indications for use expanded when we received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy surgery for a total of 28 indicated procedures.  The Senhance System is available for sale in the U.S., the EU and select other countries.

Key features of the Senhance System are:

•

Fully Reusable, Autoclavable Instrumentation: the Senhance System offers standard instrumentation that is cleaned and sterilized using current autoclave technology that does not require additional, less standard sterilization methods, and that has no pre-set limitation on number of uses that require them to be disposed;

•

Enhanced Vision, Eye Tracking Camera Control: the Senhance System is compatible with three-dimensional high definition, or 3D HD, vision technology providing the surgeon with additional depth and spatial relation of organs; tremor free view of the surgical field and is centered in the surgeon’s field of vision. Eye-tracking camera control, allows hands’ free, surgeon-controlled visualization;

•

Haptic Feedback: the Senhance System’s haptic feedback feature heightening the surgeon’s sensing of pressure/tension throughout the surgical procedure, haptics provide the surgeon with the ability to feel the tissue response of the body during a procedure;

•	Laparoscopic Motion: digital laparoscopy, maintaining familiar motions, tools and techniques that is similar to the motion used during traditional laparoscopic surgeries;
•	Comfortable Ergonomics: ergonomic seating for the surgeon throughout the procedure to help reduce fatigue and risk of musculoskeletal injuries;

•	E-Fulcrum: a digital fulcrum, setting a dynamic virtual pivot point that helps to potentially minimize incision trauma;
•

Open-Platform Architecture: allows the use and integration of existing operating room technologies to maximize benefit from capital investments and support surgeon preference (e.g., trocars, electrosurgical units, insufflators, select vision systems, etc.); and

•	View of the Sterile Field: the Senhance System offers the user an open view of the operating room and sterile field from the ergonomically-designed console.

The Senhance System is manufactured for us by third party contract manufacturers. We or our manufacturers acquire raw materials and components of the Senhance System from vendors, some of which are sole suppliers. We believe our relationships with our vendors and manufacturing contractors are good. We further believe that we have the manufacturing and inventory reserves to meet our anticipated Senhance System sales for the foreseeable future. We are currently taking steps to develop redundant manufacturing and supply alternatives that will expand our manufacturing capacity to help meet future demand.

Instruments and Other Products

Instruments

During 2018 and early 2019 we expanded our portfolio of surgical instruments, accessories and other products to compliment the Senhance System by receiving regulatory clearance and CE Mark for our ultrasonic advanced energy system, 3 mm instruments and  additional 5mm instruments for the Senhance System.  The 3 mm instruments allow the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions.  The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures.  We currently offer approximately 40 instruments and accessories in our portfolio.  We also have designed the Senhance System so that third-party manufactured instruments can be easily adapted for use.

SurgiBot System

The SurgiBot System is a single-port system designed to utilize flexible instruments through articulating channels controlled directly by the surgeon, with robotic assistance, while the surgeon remains patient-side within the sterile field.   As described above in “Business - Overview” in this Item 1 of this Annual Report, in 2017 we sold the SurgiBot System assets to GBIL.  We retain certain regulatory and distribution rights, particularly in the U.S., and expect to receive royalties from sales of the SurgiBot System by GBIL and its distributors.

Products in Development

We continue to work on the development and regulatory clearance for articulating instruments for the Senhance System.  In December 2018, we submitted a 510(k) application to the FDA related to articulating instruments for the Senhance System.

On October 31, 2018, we acquired the assets of MST, including the intellectual property assets and tangible assets related to surgical analytics with its core image analytics technology designed to empower and automate the surgical environment, with a focus on medical robotics and computer-assisted surgery. The core technology acquired is a software-based image analytics information platform powered by advanced visualization, scene recognition, artificial intelligence, machine learning and data analytics.  The acquisition price consisted of two tranches. At or prior to the closing of the transaction the Company paid $5.8 million in cash and issued 3.15 million shares of the Company’s common stock. A second tranche of $6.6 million in additional consideration will be payable in cash, stock or cash and stock, at the discretion of the Company, by October 31, 2019. MST’s technology in development includes dynamic 3D point-to-point measurement, anatomical structure identification, auto-zoom features and landmark setting capabilities.  We believe MST’s image analytics technology will accelerate and drive meaningful Senhance System development, and allow us to expand the Senhance System to add augmented, intelligent vision capability.

Business Strategy

Our current strategy is to focus our resources on the commercialization of the Senhance System.

We believe that:

•

there are a number of hospitals and an increasing number of ambulatory surgery centers in the U.S. and internationally that can benefit from the addition of robotic-assisted minimally invasive surgery and, through the Senhance System, lower operational costs as contrasted with other robotic systems;

•	with the Senhance System, surgeons can benefit from the security of haptic feedback, enhanced 3DHD vision and open-platform architecture consistent with current laparoscopic surgery procedures;
•	patients continue to seek a minimally invasive option for many common general abdominal and gynecologic surgeries that are addressed by the Senhance System;
•	the addition of advanced energy and 3 mm instruments for the Senhance System will help to increase adoption of our products in the laparoscopic surgery market; and
•

the enablement of image analytics technology, augmented intelligence and reality vision capabilities will help accelerate and drive meaningful adoption of the Senhance System into the future and help clearly differentiate our offering in surgical robotics.

Sales and Marketing

We have recruited a sales and marketing team and have initiated commercialization of the Senhance System in the United States, Europe, the Middle East, Africa and limited countries in Asia.  We utilize distributors in a number of jurisdictions where we do not sell directly.  Our distribution agreements typically provide exclusivity in a specific territory or jurisdiction.

We sponsor a Clinical Leadership Program with leading surgical centers in Europe and the United States to utilize the Senhance System. The program works to improve our visibility and provides more widespread opportunity for observation of digital laparoscopy with the Senhance System. As of December 31, 2018, we have two training centers, one in Milan, Italy and the other at the Institute for Surgical Advancement at Florida Hospital Orlando and three research and development centers, one in Research Triangle Park, North Carolina, one in Milan, Italy and the other in Yokneam, Israel.

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

As of December 31, 2018, the Company’s patent portfolio includes 37 United States patents and 96 patents issued outside the United States, and more than 120 patent applications filed in the United States and internationally.  We own all right, title and interest in approximately 210 of our patents and patent applications, and the rest are exclusively licensed to us.  We have granted a security interest to our intellectual property, including patents and patent applications to the Lender under our existing loan agreement.  See “Item 7 – Management’s Discussion and Analysis and Results of Operations – Debt Refinancing” in this Annual Report for a description of our existing loan agreement.

Several of our issued patents resulted from filings related to the Senhance System.  These include 5 United States patents, and approximately 40 patents outside the United States. The earliest to expire U.S. patents within this part of our portfolio will remain in force until 2030, and the earliest to expire non-U.S. patents will expire in 2027.  The patent applications include over 75 that relate to the Senhance System or other aspects of robotic-assisted surgery. We intend to continue to seek further patent and other intellectual property protection in the United States and internationally, where available and when appropriate, as we continue our product development efforts.

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

There are many competitive offerings in the field of minimally invasive surgery. Several companies have launched devices that enable reduced incision or single incision laparoscopic surgery with or without robotic assistance.  Our surgical competitors include, but are not limited to: Johnson & Johnson, Medtronic plc, Intuitive Surgical, CMR, Verb Surgical, Titan Medical. We are aware that more entrants anticipate introducing additional robotic-based instruments in the next few years.

In addition to surgical device manufacturer competitors, there are many products and therapies designed to reduce the need for or attractiveness of surgical intervention. These products and therapies may impact the overall volume of surgical procedures and negatively impact our business.

Our ability to compete may be affected by the failure to fully educate physicians in the use of our products and products in development, or by the level of physician expertise. This may have the effect of making our products less attractive. Among currently available surgical robotic systems, we expect the Senhance System to differentiate on the basis of overall attractiveness to laparoscopic surgeons due to its ability to provide robotic benefits while leveraging their laparoscopic training and experience lower per procedure costs when compared to other robotic systems on the market today; and we expect the Senhance System to differentiate, in most cases, its ability to provide the surgeon with valuable tactile feedback for increased security. Several medical device companies are actively engaged in research and development of robotic systems or other medical devices and tools used in minimally invasive surgery procedures. We cannot predict the basis upon which we will compete with new products marketed by others.

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

In the United States, a company generally can obtain permission to distribute a new medical device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device, or be filed as a de novo petition. These devices are either Class I or Class II devices. To obtain FDA clearance to distribute the medical device, a company generally must submit a 510(k) notification, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 device or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that medical device for its intended use. A 510(k) notification must provide information supporting a claim of substantial equivalence to a single medical device, the predicate device. If clinical data from human experience are required to support the 510(k) notification, these data must be gathered in compliance with investigational device exemption, or IDE, regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that we are developing and propose to market and sell. The FDA review process for premarket notifications submitted pursuant to Section 510(k) of the FDCA takes, pursuant to statutory requirements, 90 days, but it can take substantially longer if the FDA has questions regarding the regulatory submission. It is possible for 510(k) clearance procedures to take from six to eighteen months, depending on the concerns raised by the FDA and the complexity of the device. There is no guarantee that the FDA will “clear” a medical device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic PMA process described below.

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

However, in some instances the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high risk device as is generally the case with Class III PMA devices. In these instances the FDA may allow a device to be down classified from Class III to Class I or II. The de novo classification option is an alternate pathway to classify novel devices of low to moderate risk. A sponsor may submit a de novo classification request to the FDA for novel low to moderate risk devices without first being required to submit a 510(k) application. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “de novo.” In instances where a device is deemed not substantially equivalent to a Class II predicate device, the candidate device may be filed as a de novo application which may lead to delays in regulatory decisions by the FDA. FDA review of a de novo application may lead the FDA to identify the device as either a Class I or II device and worthy of either an exempt or 510(k) regulatory pathway.

The Company believes the Senhance System and many related products are Class II devices as evidenced by the Company’s recently cleared 510(k) premarket notifications. The Company intends to further develop the product line by adding additional instrumentation to and expanding the capabilities of the Senhance System.  At this time, the Company believes that the items under development are Class II devices subject to 510(k) premarket notification. The FDA might find that the 510(k) submission does not provide the evidence required to prove that the additional instruments or accessories for use with the Senhance System are substantially equivalent to marketed Class II devices. If that were to occur, the Company would be required to undertake the more complex and costly PMA process or perhaps be considered for a de novo reclassification. For either the 510(k), de novo, or the PMA process, the FDA could require the Company to conduct clinical trials, which would take more time, cost more money and pose other risks and uncertainties.

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

A manufacturer of a device approved through the PMA process is not permitted to make changes to the device which affect its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement, prior to marketing the modified device. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through the 510(k) process must submit an additional premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source, labeling or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or newly cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

Continuing FDA Regulation

After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•	quality system regulations that require manufacturers to follow stringent design, testing, process control, documentation and other quality assurance procedures;
•	labeling regulations that prohibit the promotion of products for unapproved, i.e. “off label,” uses and impose other restrictions on labeling;
•

Medical Device Reporting, or MDR, regulations that require manufacturers to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•

corrections and removal reporting regulations that require manufacturers to report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

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

In Europe, we comply with the requirements of the Medical Devices Directive, or MDD, and appropriately affix the CE Mark on our products to attest to such compliance. Our products marketed in the EU meet the “Essential Requirements” of the MDD relating to safety and performance. We have undergone verification of our regulatory compliance, or conformity assessment, by a notified body duly authorized by an EU country and must continue to do so as new products and changes to the products arise. The level of scrutiny of such assessment depends on the regulatory class of the product. We are subject to continued surveillance by our notified body and will be required to report any serious adverse incidents to the appropriate authorities. We also must comply with additional requirements of individual countries in which our products are marketed. In the European Community, we are required to maintain certain quality system certifications in order to sell products. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing, labeling and control activities.  As manufacturers, we and our suppliers are subject to announced and unannounced inspections by the European Notified Bodies.

In May 2020, the Medical Device Directive will be replaced by the updated Medical Device Regulation, or MDR, with a three year transition period.  Any products that are currently certified to comply with the MDD will have to be re-evaluated by a designated Notified Body according to the new regulations after their certificates expire.  The new regulations will place new requirements regarding labeling, post-market surveillance, and technical documentation on all medical device manufacturers.  In addition, Notified Bodies are undergoing the transition as well leading to reduced capacity to take on new clients or review new medical devices for CE mark approvals.  Transition to the new regulations will take time and resources from our internal personnel and external consultants to gain compliance, which may reduce the resources available for market expansion and new product introductions.

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

In 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, and the reconciliation law known as Health Care and Education Reconciliation Act, or the Reconciliation Act, and, with the Affordable Care Act, the 2010 Health Care Reform Legislation, were enacted into law. Due to ongoing legal challenges and changes to the 2010 Health Care Reform Legislation since its enactment, the Company is not certain as to the long-term impact of federal health care legislation on its business.

The 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. We have provided reports under the Open Payments Act to the Centers for Medicare & Medicaid Services since 2014. Recent amendments to the Open Payments Act expand the categories of health care providers for which reporting is required.  We are evaluating the impact of such expansion on our business.  The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

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

In addition, we are utilizing distributors and sales agents in various territories throughout Europe, the Middle East and Africa, and need to ensure that our activities, and the activities of our distributors and sales agents, are compliant with local law and U.S. laws governing the sales of medical devices.  In addition, we have established subsidiaries and contracted with third parties in Asia, including in Japan and Taiwan, to seek regulatory approvals to offer our products in Asia.  The laws governing the registration, approval, clearance and sales of medical devices, such as the Senhance System, in multiple jurisdictions are complex, and the failure to comply with such laws in any given jurisdiction could subject us to financial penalties or suspension or termination of our ability to sell our products in the applicable jurisdiction.

Employees

As of December 31, 2018, we had 189 employees, including 174 full time employees. The Company considers its relationships with its employees to be good.

Corporate Information

The Company’s principal executive offices are located at 635 Davis Drive, Suite 300, Morrisville, NC 27560. TransEnterix Surgical was originally incorporated under the laws of the State of Delaware on July 12, 2006. On September 3, 2013, TransEnterix Surgical merged with and into a merger subsidiary of SafeStitch Medical, Inc. and became a wholly owned subsidiary of SafeStitch in a reverse merger transaction. SafeStitch was originally incorporated on August 19, 1988 as NCS Ventures Corp. under the laws of the State of Delaware. Its name was changed to Cellular Technical Services Company, Inc. on May 31, 1991. On September 4, 2007, SafeStitch acquired SafeStitch LLC, and, in January 2008, changed its name to SafeStitch Medical, Inc. On December 6, 2013, SafeStitch’s name was changed to TransEnterix, Inc. On September 21, 2015, TransEnterix International, a wholly owned subsidiary of the Company formed by the Company in conjunction with the Senhance Acquisition, acquired all of the membership interests of the entity known as TransEnterix Italia.

As of December 31, 2018, the active subsidiaries of the Company are TransEnterix International; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.;  TransEnterix Taiwan Ltd.; TransEnterix Japan KK and TransEnterix Israel Ltd.

Available Information

The Company maintains a website at www.transenterix.com. Our Code of Business Conduct and Ethics, as reviewed and updated on October 31, 2018, is available on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the U.S. Securities and Exchange Commission, or the SEC.

ITEM 1.A.	RISK FACTORS

We are currently highly dependent on the commercial success of a single product, the Senhance System.  We cannot give any assurance that the Senhance System can be successfully commercialized.

We are currently highly dependent on the commercial success of the Senhance System, which is FDA cleared and CE marked. We began our selling efforts for the Senhance System in the fourth quarter of 2015 in Europe, in the fourth quarter of 2017 in the United States and in the second quarter of 2018 in Asia.  We have had limited commercial success to date.  We are still in the process of establishing our commercial infrastructure in the U.S.  We cannot assure you that we will be able to successfully commercialize the Senhance System, for a number of reasons, including, without limitation, failure in our sales and marketing efforts, the long sales cycle associated with the purchase of capital equipment, or the potential introduction by our competitors of more clinically effective or cost-effective alternatives.  Failure to successfully commercialize the Senhance System would have a material and adverse effect on our business.

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

We are also expanding the potential market for robotic surgical systems with our focus on laparoscopic surgery.  Such expansion requires a different sales and marketing approach than a focus on open procedures.  We expect our typical sales cycle to range between four to six quarters per sale.  Each sale could take longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. We also expect such a lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in future periods.

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

We expect our gross margins to vary over time, and changes in our gross margins could adversely affect our financial condition or results of operations.

We began selling the Senhance System in 2015.  Our gross margins have fluctuated from period to period, and we expect that they will continue to fluctuate in the future. Our gross margins may be adversely affected by numerous factors, including:

•	changes in customer, geographic, or product mix;
•	introduction of new products, which may have lower margins than our existing products;
•	our ability to maintain or reduce production costs;
•	changes to our pricing strategy;
•	changes in competition;
•	changes in production volume driven by demand for our products;
•	changes in material, labor or other manufacturing-related costs, including impact of foreign exchange rate fluctuations for foreign-currency denominated costs;
•	fluctuations in foreign currency exchange rates and changes to U.S. and foreign trade policies, including the enactment of tariffs on goods imported into the U.S;
•	inventory obsolescence and product recall charges; and
•	market conditions.

If we are unable to offset the unfavorable impact of the factors noted above by increasing the volume of products shipped, reducing product manufacturing costs or otherwise, our business, financial condition, results of operations or cash flows may be materially adversely affected.

The surgical robotics industry is increasingly competitive, which can negatively impact our commercial opportunities.

The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address minimally invasive and robotic-assisted surgery, including new entrants in the competitive market. We are currently commercializing the Senhance System in the U.S. with FDA 510(k) clearance, in Europe which accepts a CE Mark, the Middle East and selected countries in Asia and face significant competition in such markets.  Many of our competitors, including Intuitive Surgical, have significantly greater financial, manufacturing, marketing and product development resources than we do. Some of the medical device companies we compete with or expect to compete with include Johnson & Johnson, Medtronic plc, Intuitive Surgical, CMR,Verb Surgical, Titan Medical and a number of minimally invasive surgical device and robotic surgical device manufacturers and providers of products and therapies that are designed to reduce the need for or attractiveness of surgical intervention. In addition, many other universities and private and public research institutions are or may become active in research involving surgical devices for minimally invasive and robotic-assisted surgery.

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

In order to compete successfully within the surgical robotics industry, we need to continue to evolve the Senhance System, including the innovations associated with the MST assets we acquired.  Failure to develop, seek regulatory approval for and commercialize such developments could have a material adverse effect on our business and financial position.

In order to compete successfully within the highly competitive surgical robotics industry, we need to continue to advance and innovate the Senhance System, including the innovations associated with the MST assets we acquired.  Our focus currently is on harnessing the image technology acquired in the MST acquisition to advance the intelligence of the Senhance System to provide meaningful real-time data to surgeons.  If we fail to develop such innovations, or fail to obtain regulatory approval or clearance for or successfully commercialize such innovations, such failure could have a material adverse effect on our business and financial position.

Our sales and marketing infrastructure continues to grow and may not be able to increase our product sales and use as quickly as desired.

We have a small sales and marketing team in Europe and in the U.S. that is working to increase our revenues from product sales and use of our products.  We believe the addition of new entrants in the surgical robotics field in the next few years will increase competitive pressures in the industry.  If we are not able to grow our sales and marketing infrastructure as fast as we desire, or have success in the sales and use of the Senhance System and other products and accessories, our financial position will be adversely affected.

We utilize distributors for a portion of our sales, which subjects us to a number of risks that could harm our business.

We use distributors for sales and service of our products in certain foreign countries. If these relationships are terminated and not replaced, our revenues and/or ability to sell or service our products in the markets serviced by these distributors could be adversely affected. The actions of our distributors may affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if the distributor holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive and time consuming for us to re-establish market access or regulatory compliance in such case.

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

The international expansion of our business, particularly into Europe, Israel and Asia, may expose us to risks inherent in conducting foreign operations. These risks include:

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

Because our design, development and manufacturing capabilities are limited, we rely on third parties to design, develop, manufacture or supply some of our products. An inability to find additional or alternate sources for these services and products could materially and adversely affect our financial condition and results of operations.

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

Our ability to replace any then-existing manufacturer may be difficult because the number of potential manufacturers is limited and, in the case of Class III devices, the FDA must approve any replacement manufacturer before manufacturing can begin. The process of identifying and engaging new manufacturers may be time-consuming and costly. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.  This may adversely affect our product availability and, as a result, our business.

Reliance on third parties to manufacture or supply some of our products may harm our business if such third parties do not meet regulatory and performance standards.

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

Negative publicity, whether true or not, concerning us or our products could have an adverse impact on our stock price.

There have been social media and other publications regarding us and the Senhance System published from time to time since we started selling the Senhance System.  Negative media and social media coverage, whether true or not, concerning our products or us could cause volatility in our stock price and impact negatively market acceptance of the Senhance System.

Our stock price has been volatile and may experience additional fluctuation in the future.

The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.  During the two year period ended December 31, 2018, the market price of our common stock fluctuated from a high of $6.98 per share to a low of $0.45 per share. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

We have a limited operating history. We are not profitable and have incurred losses since our inception.   Our net loss for the year ended December 31, 2018 was $61.8 million, and our accumulated deficit as of December 31, 2018 was $509.4 million.  We believe that our existing cash and cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

We do not anticipate that the net proceeds of our prior financings will be sufficient to support development of our products and product candidates and provide us with the necessary resources to commercialize the Senhance System and other products through the lengthy sales cycle. While we are currently focused on commercialization of our Senhance System, we intend to advance multiple additional products through clinical and pre-clinical development in the future. We believe we will need to raise substantial additional capital in order to continue our operations and achieve our business objectives.

We have an effective shelf registration statement. As of December 31, 2018, we had $25 million available for future financings under such shelf registration statement.  Such capacity will expire in May 2020.  We cannot assure you that we will be successful in obtaining such additional financing on terms acceptable to the Company or at all.

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

We have raised significant capital through the issuance of our common stock and warrants and anticipate that we will need to raise substantial additional capital in order to continue our operations and achieve our business objectives. We have an effective shelf registration statement under which we have the current ability to implement a $75 million at-the-market, or ATM, offering and raise up to $25 million through the issuance of new equity or debt securities.  We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in previous offerings. In addition, in 2019 in connection with the MST Acquisition, we may issue common stock, in our discretion, to pay the $6.6 million additional consideration. These future issuances of the Company’s equity securities will further dilute the ownership of our outstanding common stock.  The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.

Sales by stockholders of substantial amounts of our shares of common stock, the issuance of new shares of common stock by us or the perception that these sales may occur in the future could materially and adversely affect the market price of our common stock.

As of December 31, 2018, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 17.1% of our outstanding voting securities. During 2018 a number of our principal stockholders sold a significant percentage of their holdings.  Our principal stockholders may sell additional shares in the future.  In addition, we currently have an existing ATM offering under which we hope to raise an additional $75 million in capital.  Such offering could dilute our existing stockholders if market conditions are favorable for the ATM offering.  Such capital transactions could have a negative effect on our stock price.

The exercise of our outstanding options and warrants will dilute stockholders and could decrease our stock price.

The existence of our outstanding options and warrants, including the outstanding remaining Series B Warrants, may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock or warrants, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our stockholders and may decrease our stock price.

If we default on our existing indebtedness, such default would affect our financial condition.

We are party with Hercules Capital, Inc. and the lending banks, or, collectively, the Lender, and jointly and severally liable with certain of our U.S. subsidiaries for $30 million of outstanding debt under term loans issued under our Loan and Security Agreement, or the Hercules Loan Agreement. The maturity date of the outstanding term loan aggregating $30 million is June 1, 2022.  If we were to become unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness, our financial condition would be adversely affected.  Further, under the Hercules Loan Agreement, we are subject to certain restrictive covenants that, among other things, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Hercules Loan Agreement when due, this could result in a default under the Hercules Loan Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Hercules Loan Agreement, to be immediately due and payable. Any such occurrence would have an adverse impact on our financial condition. The Company’s obligations under the Hercules Loan Agreement are secured by a security interest in all of the assets of the Company and its current and future domestic and material foreign subsidiaries, including a security interest in the intellectual property.

We issued 24,900,000 Series B Warrants in May 2017; the outstanding warrants must be revalued each reporting period.  In addition, we owe contingent consideration to Sofar under the Purchase Agreement that is also revalued each reporting period.  Such assessments involve the use of estimates that could later be found to differ materially from actual results.

On April 28, 2017, we sold 24.9 million units, each consisting of one share of common stock, a Series A warrant to purchase one share of common stock, and a Series B warrant to purchase 0.75 shares of common stock, at a public offering price of $1.00 per unit for aggregate gross proceeds of $24.9 million in an underwritten firm commitment public offering.  As of December 31, 2017, all Series A warrants were exercised. At December 31, 2018, Series B Warrants to acquire approximately 2.7 million shares of common stock were outstanding. The outstanding Series B Warrants contain provisions, often referred to as “down-round protection” that may lead to adjustment of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities.  In addition, the third tranche of the contingent consideration to be paid to Sofar under the Purchase Agreement remains outstanding, to be paid if the designated milestone is met.

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

In December 2017, we transferred ownership of the SurgiBot System assets to GBIL. The agreements provide rights to the purchaser to manufacture, or have manufactured, the SurgiBot System in China, and provides exclusive distribution rights to the Chinese market.  The agreement provides us with minimum royalties of $14.0 million over a future five-year period.  If the buyer is not successful in gaining Chinese regulatory approval or marketing the SurgiBot System, we will only receive such minimum royalties, decreasing the return on the funds expended in the development of the SurgiBot System.

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

The issuance of a patent provides a presumption of validity, but does not guarantee that it is valid. Any patents we have obtained, or obtain in the future, may be challenged or potentially circumvented. Moreover, the United States Patent and Trademark Office, or the USPTO, may commence interference proceedings involving our patents or patent applications. Any such challenge to our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business. In addition, future court decisions may introduce uncertainty in the enforceability or scope of any patent, including those owned by medical device companies.

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

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may be promoted only for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve any of our products, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We and any outsourced manufacturers of our products are also required to comply with the FDA’s Quality System Regulation, or similar requirements of non-U.S. regulatory authorities which includes requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation as well as other quality system requirements and regulations from non-U.S. regulatory authorities. Further, regulatory agencies must approve our manufacturing facilities for Class III devices before they can be used to manufacture our products, and all manufacturing facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA, either before or after clearance or approval, or other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;
•	adverse inspectional observations (Form 483) warning letters, non-warning letters incorporating inspectional observations, or consent decrees;
•	civil or criminal penalties or fines;
•	injunctions;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	suspension or withdrawal of regulatory clearances or approvals;
•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements;
•	refusal to clear or approve pending applications or premarket notifications; and
•	import and export restrictions.

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

We may be liable if the FDA or another regulatory agency concludes that we have engaged in the off-label promotion of our products.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of the off-label use of the Senhance System and our other products. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, sales practices or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although we train our marketing and direct sales force to not promote our products for uses outside of their cleared uses and our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

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

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our products, either by imposing more strict requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In October 2017, the FDA issued guidance documents addressing when to submit a new 510(k) due to modifications to 510(k) cleared products and the criteria for evaluating substantial equivalence. The interpretation of the guidance documents by the FDA staff could lead to instances where the FDA disagrees with the Company’s decision regarding a change, and could result in warning letters and other enforcement actions.

Even after clearance or approval for our products is obtained, we are subject to extensive post-market regulation by the FDA and other regulators. Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities.

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

In Europe, the advertising and promotion of our products is subject to the MDD, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. The MDR, which will replace the MDD in May 2020 with a three-year implementation period, will impose significant additional premarket and post-market certification requirements on medical devices marketed in the EU. EEA Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national codes of conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare providers harming our business, operating results and financial condition.  If we are unable to obtain timely, updated post-market certifications for our products under the MDR, or experience difficulty scheduling with a Notified Body, our business prospects in the EU could be materially adversely affected, which could have a material adverse effect on our financial results.

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

Our principal corporate office is located at 635 Davis Drive, Suite 300, Morrisville, North Carolina. We lease this facility, which consists of 37,328 square feet. On January 8, 2018, the Company entered into a lease amendment extending the term of the lease for a period of eighteen months commencing on July 1, 2018 and expiring on December 31, 2019, with an option to renew for an additional five years. Pursuant to a lease entered into on October 24, 2013, we also leased 24,000 square feet of warehouse and office space in Durham, North Carolina. That lease commenced in January 2014 and expired in January 2018.

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

Since April 2, 2014, our common stock has been listed on the NYSE American. Our trading symbol is “TRXC.”

As of February 21, 2019, there were approximately 207 record holders of our common stock (counting all shares held in single nominee registration as one stockholder).

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company currently has one equity compensation plan under which it makes awards, the TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, (the “Plan”). The Plan was originally approved by the Board of Directors of the Company, or the Board, and adopted by the majority of our stockholders on November 13, 2007. The Plan was subsequently amended, approved by the Board, and approved by stockholders as follows:

No.	Amendment Purpose	Date of Stockholders’ approval
1	increase the number of shares of common stock authorized under the Plan to 11,940,000 shares, and to make other changes	May 7, 2015
2	increase the number of shares reserved for issuance under the Plan to 18,940,000 shares, and to make other changes	June 8, 2016
3	increase the number of shares reserved for issuance under the Plan to 25,940,000 shares	May 25, 207
4	increase the number of shares reserved for issuance under the Plan to 40,940,000 shares	May 24, 2018

The Plan is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. In connection with the 2013 merger transaction with SafeStitch Medical, Inc., or the Merger, we assumed all of the options that were issued and outstanding immediately prior to the Merger as issued by TransEnterix Surgical, and adjusted based on the Merger at the exchange ratio, which are now exercisable for approximately 450,789 shares of common stock. Such options were granted under the TransEnterix, Inc. 2006 Stock Plan (the “2006 Plan”) which was assumed by the Company in the Merger. The 2006 Plan is maintained solely for the purpose of the stock options granted under such 2006 Plan that remain outstanding; no future awards are authorized to be made under the 2006 Plan.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and other equity awards as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by security holders	24,413,486	$1.94	11,686,193
Equity compensation plans not approved by security holders (3)	450,789	$1.80	—
Total	24,864,275		11,686,193

(1)	Includes 19,448,842 shares underlying outstanding stock options awarded under the Plan and 4,967,144 restricted stock units awarded under the Plan.
(2)	These shares are all available for future awards under the Plan.
(3)	Represents 450,789 shares underlying outstanding stock options awarded prior to the Merger under the 2006 Plan and assumed in the Merger.

The graph below matches TransEnterix, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE American index and the RDG SmallCap Medical Devices index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

	12/13	12/14	12/15	12/16	12/17	12/18
TransEnterix, Inc.	100.00	35.27	30.06	15.76	23.39	27.39
NYSE American	100.00	101.45	72.08	86.50	85.89	75.60
RDG SmallCap Medical Devices	100.00	95.74	72.90	73.29	105.06	85.08

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

The Company did not purchase any of its common stock during the quarter ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The table below shows selected consolidated financial data. The statements of operations and comprehensive loss data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data at December 31, 2018 and 2017 are derived from our financial statements included elsewhere in this Annual Report. The statement of operations and comprehensive loss data for the year ended December 31, 2015 and 2014 and the balance sheet data at December 31, 2016, 2015 and 2014 are derived from our financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

Year ended December 31,	2018(1)(4)	2017(1)	2016(1)	2015 (1)	2014 (2)
	(in thousands)
Statement of Operations and Comprehensive Loss Data:
Revenue	$24,102	$7,111	$1,519	$—	$401
Net loss	$(61,777)	$(144,796)	$(119,980)	$(46,948)	$(37,652)
Net loss per common share	$(0.30)	$(0.97)	$(1.07)	$(0.59)	$(0.64)
Balance Sheet Data:
Total assets	$239,307	$250,251	$176,249	$248,602	$135,111
Long-term obligations (3)	$39,502	$20,084	$17,293	$23,990	$9,175

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

(3)	Long-term obligations include: (a) cash consideration installments to be paid to Sofar in connection with the Senhance Acquisition; and (b) outstanding amounts under the then-existing loan agreement.
(4)

Includes the assets and liabilities acquired in the MST Acquisition, which occurred on October 31, 2018. See the description titled “MST Acquisition and Related Transactions” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Overview

TransEnterix is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. The Company is focused on the commercialization of the Senhance™ System, that digitizes laparoscopic minimally invasive surgery. The Senhance System allows for robotic precision, haptic feedback, surgeon camera control via eye sensing and improved ergonomics while offering responsible economics.

The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. On October 13, 2017, the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic colorectal and gynecologic surgery. These indications cover 23 procedures, including benign and oncologic procedures. In May 2018, the indications for use expanded when the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery for a total of 28 indicated procedures. The Senhance System is available for sale in the U.S., the EU and select other countries.

The Senhance System is a multi-port robotic surgery system that allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement.

On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of Israel-based MST Medical Surgical Technologies, Inc., or MST.  Through this acquisition the Company acquired MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark.  The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow it to expand the Senhance System to add augmented, intelligent vision capability.

During 2018 and early 2019, the Company successfully obtained FDA clearance and CE Mark for 3 millimeter diameter instruments and its Senhance ultrasonic system.  The 3 mm instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions, and the ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures.

The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. In December 2017, the Company entered into an agreement with Great Belief International Limited, or GBIL, to advance the SurgiBot System towards global commercialization. The agreement transferred ownership of the SurgiBot System assets, while the Company retained the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to have the SurgiBot System manufactured in China and obtain Chinese regulatory clearance from the China Food and Drug Administration while entering into a nationwide distribution agreement with China National Scientific and Instruments and Materials Company, or CSIMC, for the Chinese market. The agreement provides the Company with proceeds of at least $29 million, of which $15 million has been received to date.  The remaining $14.0 million, representing minimum royalties, will be paid beginning at the earlier of receipt of Chinese regulatory approval or March 2023.

The Company believes that future outcomes of minimally invasive laparoscopic surgery will be enhanced through its combination of more advanced tools and robotic functionality, that are designed to: (i) empower surgeons with improved precision, dexterity and visualization; (ii) improve patient satisfaction and enable a desirable post-operative recovery; and (iii) provide a cost-effective robotic system, compared to existing alternatives today, for a wide range of clinical indications.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital.

Since inception, we have been unprofitable. As of December 31, 2018, we had an accumulated deficit of $509.4 million.

We expect to continue to invest in research and development and sales and marketing and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

We operate in one business segment.

Debt Refinancing

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender has agreed to make certain term loans to the Company in the aggregate principal amount of up to $40,000,000, with funding of the first $20,000,000 tranche occurring on May 23, 2018 (the “Initial Funding Date”). On October 23, 2018, Hercules funded the second tranche of $10,000,000 under the Hercules Loan Agreement. The Company will be eligible to draw on the third tranche of $10,000,000 upon achievement of designated trailing six month GAAP net revenue from Senhance System sales. The Company is entitled to make interest-only payments until December 1, 2020, and at the end the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default. The Company is in compliance with its debt covenants under the Hercules Loan Agreement as of December 31, 2018.

The term loans bear interest at a rate equal to the greater of (i) 9.55% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. Following the draw of the third tranche, the Fixed Rate will be reduced to 9.20% effective on the first interest payment date to occur during the first fiscal quarter following the draw of the third tranche. On the Initial Funding Date, the Company was obligated to pay a facility fee of $400,000. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded.

The Company’s obligations under the Hercules Loan Agreement are guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. The Agent is granted the option to invest up to $2,000,000 in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.

In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing credit facility with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”) entered into on May 10, 2017, which loan and security agreement is referred to as the Innovatus Loan Agreement.

Under the Innovatus Loan Agreement, Innovatus agreed to make certain term loans in the aggregate principal amount of up to $17,000,000. Funding of the first $14,000,000 tranche occurred on May 10, 2017.

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

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche.  In addition, the Company issued warrants to Innovatus to purchase shares of the Company’s common stock.  Additional warrants would have been issued on the funding date of each subsequent tranche and would expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle Innovatus to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share.

In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its then-existing credit facility with Silicon Valley Bank and Oxford Finance LLC under the SVB Loan Agreement.

Public Offering of Units

On April 28, 2017, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated (the “Underwriter”) relating to an underwritten public offering of an aggregate of 24,900,000 Units, each consisting of one share of the Company’s Common Stock, a Series A Warrant to purchase one share of Common Stock and a Series B Warrant to purchase 0.75 shares of Common Stock at an offering price to the public of $1.00 per Unit. Certain of the Company’s officers, directors and existing stockholders purchased approximately $2.5 million of Units in the public offering. The closing of the public offering occurred on May 3, 2017.

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

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date, or by May 3, 2022. As of December 31, 2018, Series B Warrants representing approximately 15.9 million shares had been exercised.

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

The underwriting agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the underwriting agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Series A Warrants or Series B Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The net proceeds to the Company from the exercise of all of the Series A Warrants and the Series B Warrants exercised prior to December 31, 2018 were approximately $37.6 million.

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

At-the-Market Offerings

On February 20, 2015, we entered into a Controlled Equity Offering SM Sales Agreement, or the 2015 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent, pursuant to which we offered and sold, through Cantor, $25.0 million in shares of common stock in an at-the-market offering from February 2015 through February 2016, or the 2015 ATM Offering. On February 9, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2016 Sales Agreement, with Cantor, under which we could offer and sell, through Cantor, up to approximately $43.6 million in shares of common stock in an at-the market offering, or the 2016 ATM Offering. The 2016 Sales Agreement was terminated, effective September 10, 2017. All sales of shares under these offerings were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We paid Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2015 Sales Agreement and the 2016 Sales Agreement.

On August 31, 2017, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2017 Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, (“Stifel”), under which we offered and sold, through Stifel, approximately $50.0 million in shares of common stock in an at-the-market offering, or the 2017 ATM Offering. All sales of shares were made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We paid Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2017 Sales Agreement. As of October 31, 2017, the 2017 ATM Offering was completed.

On December 28, 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2018 Sales Agreement with Stifel, under which we could offer and sell, through Stifel, up to approximately $75.0 million in shares of common stock in an at-the-market offering, or the 2018 ATM Offering. All sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We will pay Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2018 Sales Agreement. Unless otherwise terminated earlier, the 2018 Sales Agreement continues until all shares available under the Sales Agreement have been sold or termination of the 2018 Sales Agreement by the Company or by Stifel. As of December 31, 2018, there were no sales of common stock under the 2018 ATM Offering.

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

MST Acquisition and Related Transactions

Purchase Agreement

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

Registration Rights and Lock-Up Agreements

In connection with the closing under the MST Purchase Agreement (the “MST Acquisition”), the Company and the Seller entered into a Lock-Up Agreement, dated October 31, 2018, pursuant to which the Seller agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the shares of Company common stock (the “Securities Consideration”) for six months following the Closing Date.  The Lock-Up Agreement further provides that the Seller may sell, transfer or convey:  (i) no more than 50% of the Securities Consideration during the period commencing on the six-month anniversary of the Closing Date and ending on the twelve-month anniversary of the Closing Date; and (ii) no more than 75% of the Securities Consideration during the period commencing on the twelve-month anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date.  The restrictions on transfer contained in the Lock-Up Agreement cease to apply to the Securities Consideration following the eighteen-month anniversary of the closing date of the MST Acquisition, or earlier upon certain other conditions.  The Lock-Up Agreement further provides that the Seller may not sell, transfer or convey the additional consideration, if such additional consideration is paid in whole or in part through the issuance of shares of the Company’s common stock, until after the six-month anniversary of the issuance of the Company’s common stock as additional consideration, or earlier upon certain other conditions.

In connection with the MST Acquisition closing, the Company also entered into a Registration Rights Agreement, dated as of October 31, 2018, with the Seller, pursuant to which the Company agreed to register the Securities Consideration such that such Securities Consideration is eligible for resale following the end of the lock-up periods described above.

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

Under the terms of the Purchase Agreement, the consideration consisted of the issuance of 15,543,413 shares of the Company’s common stock, or the Securities Consideration, and approximately $25,000,000 U.S. Dollars and €27,500,000 Euro in cash consideration, or the Cash Consideration. The Securities Consideration was issued in full at closing of the acquisition; the Cash Consideration was or will be paid in four tranches, with U.S. $25,000,000 paid at closing and the remaining Cash Consideration of €27,500,000 to be paid in three additional tranches based on achievement of negotiated milestones. On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement to restructure the terms of the second tranche of the Cash Consideration. Under the Amendment, the second tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million, which were issued on January 4, 2017. The price per share was $1.404 and was calculated based on the average of the closing prices of the Company’s common stock on ten consecutive trading days ending one day before the execution of the Amendment.

The issuance of the initial Securities Consideration was effected as a private placement of securities under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder.  The issuance of the additional shares in January 2017 was made under an existing shelf registration statement on Form S-3.

As of December 31, 2018, the Company has paid all Cash Consideration due under the second tranche and approximately €2.4 million due under the fourth tranche. The fourth tranche of the Cash Consideration of €2.5 million is payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year.

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

Results of Operations

Revenue

In 2018, our revenue consisted of product and service revenue resulting from the sale of a total of 15 Senhance Systems: Europe (11), Asia (one) and the United States (three), and related instruments, accessories and services for current and prior year system sales. In 2017, our revenue consisted of product and service revenue resulting from the sale of a total of four Senhance Systems: Europe (two), Asia (one) and the United States (one), and related instruments, accessories and services. In 2016, our revenue consisted of product and service revenue resulting from the sale in Europe of a Senhance System, instruments and accessories, and related services.

We expect to experience some unevenness in the number and trend, and average selling price, of units sold given the early stage of commercialization of our products.

Product and service revenue for the year ended December 31, 2018 increased to $24.1 million compared to $7.1 million for the year ended December 31, 2017. The $17.0 million increase was the result of the revenue recognized on the sale of 15 Senhance Systems, net of deferred revenue, and instruments and accessories and under service contracts.

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

Cost of revenue for the year ended December 31, 2018 increased to $16.2 million as compared to $6.7 million for the year ended December 31, 2017. This increase over the prior year period was the result of increased sales and costs for manufacturing overhead and field service.

Cost of revenue for the year ended December 31, 2017 increased to $6.7 million as compared to $1.1 million for the year ended December 31, 2016. This increase over the prior year period was the result of increased sales and costs for manufacturing overhead and field service.

Research and Development

Research and development, or R&D expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to increase moderately as we continue to invest in new products, instruments and accessories to be offered with the Senhance System. R&D expenses are expensed as incurred.

R&D expenses for the year ended December 31, 2018 decreased 1% to $21.8 million as compared to $22.0 million for the year ended December 31, 2017. The decrease primarily relates to higher costs incurred in the prior year period related to the 2017 FDA 510(k) submission of the Senhance System.

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

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to continue to increase significantly in support of our Senhance System commercialization.

Sales and marketing expenses for the year ended December 31, 2018 increased 47% to $25.7 million compared to $17.5 million for the year ended December 31, 2017. The $8.2 million increase was primarily related to increased personnel related costs of $4.5 million, increased consulting and outside service costs of $1.6 million, increased other costs of $0.7 million, increased travel of $0.7 million, increased depreciation expense of $0.4 million and increased demonstration product costs of $0.3 million as we increased our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System.

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

General and administrative expenses for the year ended December 31, 2018 increased 13% to $13.9 million compared to $12.3 million for the year ended December 31, 2017. The $1.6 million increase was primarily due to increased personnel costs of $2.2 million offset by decreased outsourced services expense of $0.6 million. The increase primarily relates to increased support of sales, marketing, and research and development efforts as we shift to commercialization.

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

Gain from Sale of SurgiBot Assets, Net

The gain from the sale of SurgiBot assets, net to GBIL was $11.8 million for the year ended December 31, 2018, as further explained in the “Overview” section.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2018 increased to $10.9 million compared to $7.9 million for the year ended December 31, 2017. The $3.0 million increase was primarily the result of the amortization of in-process research and development transferred to intellectual property in October 2017.

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

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.0 million decrease for the year ended December 31, 2018 compared to a $2.0 million increase for the year ended December 31, 2017. The net $3.0 million decrease was primarily related to the effect of a change in the estimated discount rate and the equity risk premium, as well as the expected timelines for achievement of milestones.

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $2.0 million increase for the year ended December 31, 2017 primarily related to the change in expected timelines for the achievement of milestones, the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates.

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

Goodwill impairment

The Company performs an annual impairment test of goodwill at December 31, or more frequently if events or changes in circumstances indicate that the carrying value of our one reporting unit may not be recoverable. During the second quarter of 2016, we were notified by the FDA that the SurgiBot System did not meet the criteria for substantial equivalency, negatively impacting our market capitalization, and warranting an interim two-step quantitative impairment test.  Based on the impairment test, we recorded goodwill impairment of $61.8 million during the second quarter of 2016.  No charge for goodwill impairment was required as of December 31, 2018.

Acquisition Related Costs

Acquisition related costs of $0.6 million for the year ended December 31, 2018, were incurred in connection with the MST Acquisition.

Reversal of Transfer Fee Accrual

In connection with the Senhance Acquisition, the Company recorded an accrual of $3.0 million in the third quarter of 2015 for the potential assessment of additional transfer fees that could be assessed during a three year period. In September 2018, the Company determined that the accrual was no longer required and reversed the accrual.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was a $14.3 million increase for the year ended December 31, 2018 compared to $83.7 million for the year ended December 31, 2017. The $69.4 million decrease for the year ended December 31, 2018 includes remeasurement associated with the warrants exercised during the year ended December 31, 2018 and the outstanding warrants at year ended December 31, 2018. The remeasurement related to the warrants exercised was primarily the result of the difference in the stock price at the date of exercise and December 31, 2017. The expense related to the warrants outstanding at December 31, 2018 was primarily the result of the difference between the stock price at December 31, 2018 and at December 31, 2017.

The change in fair value of Series A Warrants and Series B Warrants issued in April 2017 was $83.7 million for the year ended December 31, 2017. The expense for year ended December 31, 2017 includes remeasurement associated with the warrants exercised during the year ended December 31, 2017 and the outstanding warrants at year ended December 31, 2017. The remeasurement related to the warrants exercised was primarily the result of the difference in the stock price at the date of exercise and April 2017. The expense related to the warrants outstanding at December 31, 2017 was primarily the result of the difference between the stock price at December 31, 2017 and at April 28, 2017.

Interest Income

Interest income for the year ended December 31, 2018 increased to $1.4 million compared to $0.3 million for the year ended December 31, 2017. The $1.1 million increase was primarily related to the increase in funds available for investment, and the related interest rates on short term investments.

Interest income for the year ended December 31, 2017 increased to $0.3 million compared to $0.1 million for the year ended December 31, 2016. The $0.2 million increase was primarily related to the increase in funds available for investment.

Interest Expense

Interest expense for the year ended December 31, 2018 increased to $4.2 million compared to $2.4 million for the year ended December 31, 2017. The $1.8 million increase was primarily related to the $1.4 million loss on extinguishment of debt and the increase in notes payable.

Interest expense for the year ended December 31, 2017 increased to $2.4 million compared to $2.0 million for the year ended December 31, 2016. The $0.4 million increase was primarily related to the increase in interest rate on refinanced notes payable.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $3.4 million, $3.3 million and $5.5 million of income tax benefit for the year ended December 31, 2018, 2017 and 2016, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception we have incurred significant losses and, as of December 31, 2018, we had an accumulated deficit of $509.4 million. We have not yet achieved profitability and we cannot assure investors that we will achieve profitability with our existing capital resources. As of December 31, 2018, the Company's cash and restricted cash balance and short-term investments were approximately $73.4 million. We believe that our existing cash and cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to fund operations through at least the next 12 months. We expect to continue to fund sales and marketing, research and development and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

We currently have one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions.  The shelf registration statement was declared effective by the SEC on May 19, 2017. We have raised $50.0 million in gross proceeds and approximately $48.5 million in net proceeds under such shelf registration statement through the sale of all the shares available under the 2017 ATM Offering. On December 28, 2018, we entered into the 2018 Sales Agreement with Stifel, as sales agent, pursuant to which we can sell through Stifel, from time to time, up to $75.0 million in shares of common stock in an at-the-market offering under the shelf registration statement. As of December 31, 2018, we had $25.0 million available for future financings under such shelf registration statement.

At December 31, 2018, we had cash and cash equivalents, excluding restricted cash, of approximately $21.1 million.

Consolidated Cash Flow Data

	Years Ended December 31,
	2018	2017	2016
(in millions)
Net cash (used in) provided by
Operating activities	$(48.5)	$(47.3)	$(52.4)
Investing activities	(53.5)	5.5	(1.4)
Financing activities	26.5	104.4	49.9
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.4	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(76.0)	$63.0	$(3.9)

Operating Activities

For the year ended December 31, 2018, cash used in operating activities of $48.5 million consisted of a net loss of $61.8 million and cash used for working capital of $5.9 million, offset by non-cash items of $19.2 million. The non-cash items primarily consisted of $14.3 million change in fair value of warrant liabilities, $11.2 million of net amortization, $9.0 million of stock-based compensation expense, $2.4 million of depreciation, and $1.4 million loss on debt extinguishment, offset by $11.8 million gain from sale of SurgiBot assets, $3.0 million reversal of transfer fee, $3.4 million deferred income tax benefit, and $1.0 million change in fair value of contingent consideration. The decrease in cash from changes in working capital included $2.1 million increase in inventories, $7.2 million increase in accounts receivable, $0.3 million increase in other current and long term assets, offset by $0.8 million increase in accounts payable, $2.1 million increase in accrued expenses and $0.8 million increase in deferred revenue.

For the year ended December 31, 2017, cash used in operating activities of $47.3 million consisted of net loss of $144.8 million and cash used for working capital of $4.1 million, offset by non-cash items of $101.6 million. The non-cash items primarily consisted of $83.7 million change in fair value of warrant liabilities, $7.1 million of stock-based compensation expense, $2.5 million of depreciation, $7.9 million of amortization, and $2.0 million change in fair value of contingent consideration, offset by $3.3 million deferred income tax benefit. The decrease in cash from changes in working capital included $2.1 million increase in accrued expenses, and $1.1 million increase for deferred revenue, offset by $3.0 million increase in inventories, $0.5 million decrease in accounts payable, $3.3 million increase in other current and long term assets and $0.4 million increase in accounts receivable.

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

Investing Activities

For the year ended December 31, 2018, net cash used in investing activities was $53.5 million. This amount primarily consists of $55.4 million purchase of short-term investments, $5.8 million payment for acquisition of MST and $0.8 million purchases of property and equipment, offset by $4.5 million proceeds related to the sale of the SurgiBot assets and proceeds from maturities of short-term investments of $4.0 million.

For the year ended December 31, 2017, net cash provided by investing activities was $5.5 million. This amount reflected the $7.5 million for cash received for the sale of the SurgiBot assets, offset by purchases of property and equipment and intellectual property of $2.0 million.

For the year ended December 31, 2016, net cash used in investing activities was $1.4 million. This amount reflected the purchases of property and equipment.

Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $26.5 million. This amount was primarily related to $28.5 million in proceeds from the issuance of debt, which was partially offset by $15.3 million in payment of debt, $12.4 million in proceeds from the exercise of stock options and warrants and $3.0 million received for shares issued related to the sale of the SurgiBot assets, offset by $1.7 million related to the taxes withheld on RSU awards and $0.8 million payment of contingent consideration.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $0.9 million at December 31, 2018, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Hercules Loan Agreement

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into the Hercules Loan Agreement with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement and Hercules Capital, Inc., as administrative agent and Collateral Agent. Please see the description of the Hercules Loan Agreement above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations‑Debt Refinancing.”

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

In connection with the entry into the Hercules Loan Agreement, the proceeds of which were used to repay the Innovatus Loan, we were obligated to pay final payment and prepayment fees under the Innovatus Loan Agreement. The final payment fee obligation was $1.0 million and was paid during the year ended December 31, 2018.

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

In connection with the entry into the Innovatus Loan Agreement in 2017, we were obligated to pay final payment and facility fees under the SVB Loan Agreement. The final payment fee obligation was $1.3 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2018 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Long-term debt obligations (1)	$39.9	$3.1	$25.1	11.7	$—
Operating leases	$1.9	$0.9	$0.8	$0.2	$—
License, supply and vendor agreements	$12.5	$7.7	$1.9	$1.2	$1.7
Total contractual obligations (2)	$54.3	$11.7	$27.8	$13.1	$1.7

(1)	Long-term debt obligations include future principal and interest payments under the Hercules Loan Agreement.
(2)

As of December 31, 2018, the contingent consideration that may be paid under the Purchase Agreement with Sofar upon the achievement of milestones is approximately €15.1 million. Due to uncertainty regarding the timing and amount of future payments related to these liabilities, these amounts are excluded from the contractual obligations table above.

Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. We rent office space in North Carolina under an operating lease which expires in 2019, with options to extend the lease through 2024. In Italy, we rent space for research and development and demonstration facilities under an operating lease which expires in 2022. This table does not include obligations for any lease extensions.

License, supply and third party vendor agreements include agreements assumed as part of the Senhance Acquisition and other third party vendor agreements.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. generally accepted accounting policies (“GAAP”) and should be read in conjunction with our financial statements and notes thereto appearing in Item 8 of this Annual Report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, business acquisitions, in-process research and development, contingent consideration, warrant liabilities, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements set forth in our financial statements for the years ended December 31, 2018, 2017, and 2016 which are included as Item 8 of this Annual Report. Actual results may differ from these estimates under different assumptions and conditions.

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on accounting for identifiable intangible assets and goodwill, business acquisitions, contingent consideration, warrants liabilities, stock-based compensation, inventory, revenue recognition and income taxes.

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

During the second quarter of 2017, our stock price experienced a significant decline and as of June 30, 2017 we performed a Step 1 goodwill impairment test as of the second quarter.  Our analysis included utilizing our market capitalization with a control premium. To determine the appropriate control premium, we considered recent merger and acquisition transaction activity of comparable public healthcare equipment companies.  Based on this analysis, we determined a control premium range of approximately 19% to 46%, and selected the mid-range of approximately 32.5%.  After applying a 32.5% control premium, our market value exceeded our carrying value by 13%. Based on this analysis, we determined that no charge to goodwill for impairment was required during the second quarter of 2017. As of December 31, 2018 and 2017, we elected to bypass the qualitative assessment and calculated the fair value of our sole reporting unit based on our market capitalization, which exceeded the carrying amount. Accordingly, no charge for goodwill impairment was required as of December 31, 2018 and 2017.

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

Significant judgments are used during this process, particularly with respect to intangible assets. Generally, intangible assets are amortized over their estimated useful lives. Goodwill and other indefinite-lived intangibles are not amortized, but are annually assessed for impairment. Therefore, the purchase price allocation to intangible assets and goodwill has a significant impact on future operating results. The purchase price allocation related to the MST acquisition is preliminary as the Company is finalizing its compilation and review of certain market data used in the valuation of the intangible assets acquired. The final purchase price allocation will be determined after completion of this analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event will the determination occur later than one year following completion of the MST Acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the preliminary amounts. Any increase or decrease in the fair value of the assets acquired and liabilities assumed could also change the portion of purchase price allocated to goodwill, and could impact the operating results of the Company following the acquisition due to differences in purchase price allocation.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax basis of our assets and liabilities, and for tax carryforwards at enacted statutory rates in effect for the years in which the asset or liability is expected to be realized. The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amounts expected to be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted into law, which reduced the U.S. federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the newly enacted tax rate, we adjusted our U.S. deferred tax assets as of December 31, 2017, by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $36.1 million.

The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, our foreign earnings will no longer be subject to tax in the U.S. As part of transition to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. We estimate that the deemed repatriation will not result in any additional U.S. income tax liability as we estimate we currently have no undistributed foreign earnings.

In accordance with Staff Accounting Bulletin (“SAB”) No. 118, income tax effects of the Tax Legislation were able to be refined upon obtaining, preparing, or analyzing additional information during a measurement period of one year.  During the measurement period provisional amounts were able to be adjusted for the effects, if any, of interpretive guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies. No adjustments were made during the measurement period.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of December 31, 2018, approximately 100% of the investment portfolio was in cash equivalents and short-term investments with very short-term maturities and therefore not subject to any significant interest rate fluctuations.

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

During the year ended December 31, 2018, 79% of our revenue and approximately 43% of our operating expenses, excluding the offsetting impact of the gain from sale of SurgiBot assets, were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $1.9 million and operating expenses by approximately $3.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

TransEnterix, Inc.

Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TransEnterix, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

February 27, 2019

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

TransEnterix, Inc.

Morrisville, North Carolina

Opinion on Internal Control over Financial Reporting

We have audited TransEnterix, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Raleigh, North Carolina

February 27, 2019

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$21,061	$91,217
Short-term investments	51,790	—
Accounts receivable, net	8,560	1,536
Inventories	10,941	10,817
Interest receivable	26	80
Other current assets	9,205	9,344
Total Current Assets	101,583	112,994
Restricted cash	590	6,389
Property and equipment, net	6,337	6,670
Intellectual property, net	39,716	52,638
In-process research and development	10,747	—
Goodwill	80,131	71,368
Other long term assets	203	192
Total Assets	$239,307	$250,251
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,433	$3,771
Accrued expenses	9,619	10,974
Deferred revenue – current portion	1,733	1,088
Deferred gain on sale of SurgiBot assets	—	7,500
Contingent consideration – current portion	72	719
Deferred consideration - MST Acquisition	5,962	—
Notes payable – current portion, net of debt discount	—	4,788
Total Current Liabilities	21,819	28,840
Long Term Liabilities
Deferred revenue – less current portion	109	—
Contingent consideration – less current portion	10,565	11,699
Notes payable – less current portion, net of debt discount	28,937	8,385
Warrant liabilities	4,636	14,090
Net deferred tax liabilities	4,720	8,389
Total Liabilities	70,786	71,403
Commitments and Contingencies
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at December 31, 2018 and 2017, respectively; 216,345,984 and 199,282,003 shares issued and outstanding at December 31, 2018 and 2017, respectively	216	199
Additional paid-in capital	676,373	621,261
Accumulated deficit	(509,406)	(447,640)
Accumulated other comprehensive income	1,338	5,028
Total Stockholders’ Equity	168,521	178,848
Total Liabilities and Stockholders’ Equity	$239,307	$250,251

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$24,102	$7,111	$1,519
Cost of revenue	16,171	6,727	1,069
Gross profit	7,931	384	450
Operating Expenses (Income)
Research and development	21,823	21,989	29,273
Sales and marketing	25,736	17,536	9,151
General and administrative	13,854	12,275	10,813
Amortization of intangible assets	10,868	7,858	6,967
Change in fair value of contingent consideration	(1,011)	2,026	482
Issuance costs for warrants	—	627	—
Inventory write-down related to restructuring	—	—	2,565
Restructuring and other charges	—	—	3,064
Goodwill impairment	—	—	61,784
Acquisition related costs	647	—	—
Gain from sale of SurgiBot assets, net	(11,840)	—	—
Reversal of transfer fee accrual	(2,994)	—	—
Total Operating Expenses (Income)	57,083	62,311	124,099
Operating Loss	(49,152)	(61,927)	(123,649)
Other (Expense) Income
Change in fair value of warrant liabilities	(14,320)	(83,734)	—
Interest income	1,400	308	132
Interest expense	(4,208)	(2,443)	(2,021)
Other income (expense)	1,126	(300)	35
Total Other (Expense) Income, net	(16,002)	(86,169)	(1,854)
Loss before income taxes	$(65,154)	$(148,096)	$(125,503)
Income tax benefit	3,377	3,300	5,523
Net loss	$(61,777)	$(144,796)	$(119,980)
Comprehensive loss
Foreign currency translation (loss) gain	(3,690)	10,797	(2,603)
Comprehensive loss	$(65,467)	$(133,999)	$(122,583)
Net loss per share - basic and diluted	$(0.30)	$(0.97)	$(1.07)
Weighted average common shares outstanding - basic and diluted	207,199	148,744	112,185

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2015	100,180	$100	(31)	$(73)	$363,280	$(182,864)	$(3,166)	$177,277
Stock-based compensation	—	—	—	—	5,033	—	—	5,033
Issuance of common stock, net of issuance costs	15,086	15	—	—	58,014	—	—	58,029
Exercise of stock options and restricted stock units	419	—	—	—	166	—	—	166
Return of common stock to pay withholding taxes on restricted stock	—	—	(63)	(168)	—	—	—	(168)
Issuance of common stock for services	96	—	—	—	116	—	—	116
Other comprehensive loss	—	—	—	—	—	—	(2,603)	(2,603)
Net loss	—	—	—	—	—	(119,980)	—	(119,980)
Balance, December 31, 2016	115,781	$115	(94)	$(241)	$426,609	$(302,844)	$(5,769)	$117,870
Stock-based compensation	—	—	—	—	7,078	—	—	7,078
Non-employee warrant awards	—	—	—	—	838	—	—	838
Issuance of common stock and treasury stock, net of issuance costs	44,689	45	213	409	68,410	—	—	68,864
Exercise of stock options and warrants	34,749	35	—	—	112,803	—	—	112,838
Award of restricted stock units	340	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	(119)	(168)	—	—	—	(168)
Issuance of common stock in exchange for contingent consideration	3,723	4	—	—	5,223	—	—	5,227
Relative fair value of warrants issued with debt	—	—	—	—	300	—	—	300
Other comprehensive loss	—	—	—	—	—	—	10,797	10,797
Net loss	—	—	—	—	—	(144,796)	—	(144,796)
Balance, December 31, 2017	199,282	$199	—	$—	$621,261	$(447,640)	$5,028	$178,848
Stock-based compensation	—	—	—	—	9,039	—	—	9,039
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	279	—	—	279
Issuance of common stock for MST Acquisition	3,150	3	—	—	8,297	—	—	8,300
Exercise of stock options and warrants	11,559	12	—	—	36,161	—	—	36,173
Award of restricted stock units	1,069	1	—	—	—	—	—	1
Return of common stock to pay withholding taxes on restricted stock	—	—	537	1	(1,663)	—	—	(1,662)
Cancellation of treasury stock	—	—	(537)	(1)	—	—	—	(1)
Issuance of common stock related to sale of SurgiBot assets	1,286	1	—	—	2,999	—	—	3,000
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	—	—	(61,777)	—	(61,777)
Balance, December 31, 2018	216,346	$216	—	$—	$676,373	$(509,406)	$1,338	168,521

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2018	2017	2016
Operating Activities
Net loss	$(61,777)	$(144,796)	$(119,980)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain from sale of SurgiBot assets, net	(11,840)	—	—
Depreciation	2,420	2,486	1,942
Amortization of intangible assets	10,868	7,858	6,967
Amortization of debt discount and debt issuance costs	725	510	177
Amortization of short-term investment discount	(351)	—	—
Stock-based compensation	9,039	7,078	5,033
Non-employee warrant awards	—	838	—
Common stock issued for services	—	—	116
Inventory write-down related to restructuring	—	—	2,565
Non-cash restructuring and other charges	—	—	2,556
Goodwill impairment	—	—	61,784
Deferred tax benefit	(3,377)	(3,300)	(5,562)
Loss on extinguishment of debt	1,400	308	—
Change in fair value of warrant liabilities	14,320	83,734	—
Change in fair value of contingent consideration	(1,011)	2,026	482
Reversal of transfer fee accrual	(2,994)	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,225)	(381)	(1,041)
Interest receivable	54	23	(6)
Inventories	(2,145)	(2,981)	(6,647)
Other current and long term assets	(325)	(3,348)	(1,528)
Accounts payable	767	(531)	(356)
Accrued expenses	2,134	2,093	1,112
Deferred revenue	825	1,088	—
Net cash and cash equivalents used in operating activities	(48,493)	(47,295)	(52,386)
Investing Activities
Purchase of short-term investments	(55,439)	—	—
Proceeds from maturities of short-term investments	4,000	—	—
Payment for acquisition of a business	(5,800)	—	—
Proceeds related to sale of SurgiBot assets, net	4,496	7,500	—
Purchase of property and equipment	(770)	(1,566)	(1,361)
Purchase of intellectual property	—	(425)	—
Proceeds from sale of property and equipment	32	—	—
Net cash and cash equivalents (used in) provided by investing activities	(53,481)	5,509	(1,361)
Financing Activities
Payment of notes payable	(15,305)	(13,343)	(6,902)
Proceeds from issuance of debt and warrants, net of issuance costs	28,507	13,005	—
Payment of contingent consideration	(770)	(7,181)	(1,182)
Proceeds from issuance of common stock and warrants, net of issuance costs	279	77,579	58,029
Taxes paid related to net share settlement of vesting of restricted stock units	(1,662)	(168)	(168)
Proceeds from issuance of common stock related to sale of SurgiBot assets	3,000	—	—
Proceeds from exercise of stock options and warrants	12,403	34,479	166
Net cash and cash equivalents provided by financing activities	26,452	104,371	49,943
Effect of exchange rate changes on cash and cash equivalents	(433)	431	(55)
Net (decrease) increase in cash, cash equivalents and restricted cash	(75,955)	63,016	(3,859)
Cash, cash equivalents and restricted cash, beginning of period	97,606	34,590	38,449
Cash, cash equivalents and restricted cash, end of period	$21,651	$97,606	$34,590
Supplemental Disclosure for Cash Flow Information
Interest paid	$1,730	$899	$1,289
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of inventories to property and equipment	$2,160	$1,258	$3,198
Transfer of property and equipment to inventories	$637	$—	$—
Issuance of common stock as contingent consideration	$—	$5,227	$—
Relative fair value of warrants issued with debt	$—	$300	$—
Reclass of warrant liability to common stock and additional paid in capital	$23,774	$78,359	$—
Transfer of in-process research and development to intellectual property	$—	$17,913	$—
Cashless exercise of warrants	$4,272	$149	$—
Issuance of common stock related to acquisition	$8,300	$—	$—
Deferred consideration - MST acquistion	$5,962	$—	$—

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Capitalization

TransEnterix is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. The Company is focused on the commercialization of the Senhance™ System, that digitizes laparoscopic minimally invasive surgery. The Senhance System allows for robotic precision, haptic feedback, surgeon camera control via eye sensing and improved ergonomics while offering responsible economics.

The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. On October 13, 2017, the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic colorectal and gynecologic surgery. These indications cover 23 procedures, including benign and oncologic procedures. In May 2018, the indications for use expanded when the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery for a total of 28 indicated procedures. The Senhance System is available for sale in the U.S., the EU and select other countries.

The Senhance System is a multi-port robotic surgery system that allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement.

On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of Israel-based MST Medical Surgical Technologies, Inc., or MST.  Through this acquisition the Company acquired MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark.  The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow it to expand the Senhance System to add augmented, intelligent vision capability. See Note 3 for a description of the related transaction.

During 2018 and early 2019, the Company successfully obtained FDA clearance and CE Mark for 3 millimeter diameter instruments and its Senhance ultrasonic system.  The 3 mm instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions, and the ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures.

The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. In December 2017, the Company entered into an agreement with Great Belief International Limited, or GBIL, to advance the SurgiBot System towards global commercialization. The agreement transferred ownership of the SurgiBot System assets, while the Company retained the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to have the SurgiBot System manufactured in China and obtain Chinese regulatory clearance from the China Food and Drug Administration while entering into a nationwide distribution agreement with China National Scientific and Instruments and Materials Company, or CSIMC, for the Chinese market. The agreement provides the Company with proceeds of at least $29.0 million, of which $15.0 million has been received to date. The remaining $14.0 million, representing minimum royalties, will be paid beginning at the earlier of receipt of Chinese regulatory approval or March 2023.

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

Restricted cash at December 31, 2018 includes $590,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable (see Note 13) and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases.

Short-term Investments

Short-term investments are considered to be “held-to-maturity” and are carried at amortized cost using the effective interest method. As of December 31, 2018, short-term investments consisted of $51.8 million in U.S. government securities, all of which mature in less than a year. There were no investments as of December 31, 2017.

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of December 31, 2018. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the investments mature within 6 months and the underlying cash invested in these securities is not required prior to the investments maturity. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values, which are based on level 1 inputs as defined in Note 5. As of December 31, 2018, the gross holding gains and losses were immaterial.

The Company reviews its short-term investments for other-than-temporary impairment if the cost exceeds the fair value. No such impairment was recorded as of December 31, 2018.

Concentrations and Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, including amounts held in money market accounts and short-term investments. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s cash deposits may at times exceed the FDIC insured limit. Balances in excess of federally insured limitations may not be insured. The Company’s short-term investments consist of U.S. government securities. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had five customers who constituted 89% of the Company’s net accounts receivable at December 31, 2018. The Company had one customer who constituted 88% of the Company’s net accounts receivable at December 31, 2017. The Company had twelve customers who accounted for 89% of sales in 2018, four customers who accounted for 93% of sales in 2017 and one customer who accounted for 100% of sales in 2016.

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

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets. See Note 17 for additional information related to the write-off of purchased patents in connection with the restructuring plan executed in May 2016.  No impairment existed at December 31, 2018 or 2017.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. See Note 10 for additional information related to goodwill impairment recorded during the second quarter of 2016. No impairment existed at December 31, 2018 or 2017.

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

The IPR&D for the Senhance System was acquired on September 21, 2015. On October 13, 2017, upon regulatory approval and the ability to commercialize the products associated with the IPR&D assets, the assets were deemed definite-lived, reclassified to intellectual property and are now amortized based on their estimated useful lives.

The IPR&D from MST was acquired on October 31, 2018.

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

Deferred Gain from Sale of SurgiBot Assets

In conjunction with the agreement with GBIL in relation to the transfer of the SurgiBot System assets, the Company received $7.5 million in December 2017. This amount was included in deferred gain from sale of SurgiBot assets in the consolidated balance sheet pending transfer of the assets and was recognized in gain from sale of SurgiBot assets in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017, and 2016 were not significant.

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

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”), on January 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of systems, system components, instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.

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

•

Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but also occurs at the time of delivery depending on the customer arrangement. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products such as replacement endoscopes, camera heads, light guides, and other items that facilitate use of the Senhance System.

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

The following table presents revenue disaggregated by type and geography:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
U.S.
Systems	$2,556	$865	$—
Instruments and accessories	967	390	—
Services	255	—	—
Total U.S. revenue	3,778	1,255	—

Outside of U.S. ("OUS")
Systems	16,193	4,198	1,445
Instruments and accessories	3,341	1,080	—
Services	790	578	74
Total OUS revenue	20,324	5,856	1,519

Total
Systems	18,749	5,063	1,445
Instruments and accessories	4,308	1,470	—
Services	1,045	578	74
Total revenue	$24,102	$7,111	$1,519

The Company recognizes sales by geographic area based on the country in which the customer is based.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $5.6 million as of December 31, 2018.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.2 million and $0.1 million as of December 31, 2018 and 2017, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the years ended December 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $0.4 million and $0.3 million, respectively.

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

Reversal of Transfer Fee Accrual

In connection with the Senhance acquisition, the Company recorded an accrual of $3.0 million in the 2015 third quarter for the potential assessment of additional transfer fees that could be assessed during a three year period. In September 2018, the Company determined that the accrual was no longer required and reversed the accrual.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $9,039,000, $7,078,000 and $5,033,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company's foreign earnings will no longer be subject to tax in the U.S. As part of transition to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company has determined that the deemed repatriation applicable to the year ending December 31, 2017 does not result in an additional U.S. income tax liability as it has no undistributed foreign earnings.

The SEC staff issued Staff Accounting Bulletin 118, or SAB 118, which allowed the Company to record provisional amounts related to accounting for the Tax Legislation during the measurement period which is similar to the measurement period used when accounting for business combinations. The measurement period has ended and the Company's accounting related to the Tax Legislation is complete. The Company did not make any measurement-period adjustments related to the provisional items recorded as of December 31, 2017 but will continue to assess the impact of the Tax Legislation on its business and consolidated financial statements as additional guidance or interpretations are released.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income(“GILTI”) , states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 54% and 60% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2018 and 2017, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, other current assets, property and equipment, cash, accounts receivable and inventory of $111.0 million and $99.9 million at December 31, 2018 and 2017. Total assets outside of the U.S. excluding goodwill amounted to 34% and 31% of total consolidated assets at December 31, 2018 and 2017, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the years ended December 31, 2018, 2017, and 2016, 16%, 18%, and 0%, respectively, of net revenue were generated in the United States; 78%, 61%, and 100% were generated in Europe; and 6%, 21% and 0% were generated in Asia.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The adoption of this ASU should not have a material impact on the consolidated financial statements.

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

The Company adopted the New Revenue Standard in the first quarter of fiscal year 2018 using the modified retrospective method resulting in a cumulative catch-up adjustment to opening retained earnings.  The Company applied the New Revenue Standard to all contracts and concluded that the timing and measurement of revenue recognition is materially consistent under the New Revenue Standard, except for the future billings related to future service included in its multi-year contracts that should be part of the consideration allocated to all performance obligations under the New Revenue Standard. Under the prior standard, future service billings were considered to be contingent revenue, and therefore, were not included in the consideration allocated. Accordingly, the amount of consideration allocated to the performance obligations identified in the Company’s system arrangements is different under the New Revenue Standard than the amount allocated under the prior standard. In general, this will result in an acceleration of the amount of revenue recognized for system sales with multi-year service contracts. Due to limited sales to date, the Company recorded an $11,000 cumulative catch-up adjustment to retained earnings in the first quarter of fiscal year 2018, offset by reductions in accounts receivable of $4,000 and deferred revenue of $15,000. Under the prior standard, revenue would have been $128,000 lower for the year ended December 31, 2018 than under the New Revenue Standard.

Classification of Certain Items Within the Company’s Form 10-K

Certain reclassifications of prior period amounts have been made within the Company’s Form 10-K filing. Specifically, during the six months ended June 30, 2018, the Company determined that the amount related to the deferred gain on sale of SurgiBot assets as reflected within one line in the operating activities section of the consolidated statement of cash flows for the year ended December 31, 2017 should have been classified as cash flows provided from investing activities.  There is no impact to the consolidated statements of operations and comprehensive loss or consolidated balance sheets. The Company evaluated the effect of this misclassification and concluded it was not material to any of its previously issued consolidated financial statements. Upon revision, cash flows from operating activities for the year ended December 31, 2017, decreased by $7.5 million to cash and cash equivalents used in operating activities of $47.3 million and cash flows from investing activities increased by $7.5 million to cash and cash equivalents provided by investing activities of $5.5 million.

3.	Acquisitions

MST Medical Surgery Technologies Ltd. Acquisition

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

In connection with the closing under the MST Purchase Agreement (the “MST Acquisition”), the Company and the Seller entered into a Lock-Up Agreement, dated October 31, 2018, pursuant to which the Seller agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the shares of Company common stock (the “Securities Consideration”) for six months following the Closing Date.  The Lock-Up Agreement further provides that the Seller may sell, transfer or convey:  (i) no more than 50% of the Securities Consideration during the period commencing on the six-month anniversary of the Closing Date and ending on the twelve-month anniversary of the Closing Date; and (ii) no more than 75% of the Securities Consideration during the period commencing on the twelve-month anniversary of the Closing Date and ending on the eighteen-month anniversary of the Closing Date.  The restrictions on transfer contained in the Lock-Up Agreement cease to apply to the Securities Consideration following the eighteen-month anniversary of the closing date of the MST Acquisition, or earlier upon certain other conditions.  The Lock-Up Agreement further provides that the Seller may not sell, transfer or convey the additional consideration, if such additional consideration is paid in whole or in part through the issuance of shares of the Company’s common stock, until after the six-month anniversary of the issuance of the Company’s common stock as additional consideration, or earlier upon certain other conditions.

In connection with the MST Acquisition closing, the Company also entered into a Registration Rights Agreement, dated as of October 31, 2018, with the Seller, pursuant to which the Company agreed to register the Securities Consideration such that such Securities Consideration is eligible for resale following the end of the lock-up periods described above.

The MST Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the MST Purchase Agreement.

The MST Purchase Agreement was accounted for as a business combination utilizing the methodology prescribed in ASC 805. The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation presented herein is preliminary as the Company is finalizing its compilation and review of certain market data used in the valuation of the intangible assets acquired. The final purchase price allocation will be determined after completion of this analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following completion of the MST Acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the preliminary amounts presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also change the portion of purchase price allocated to goodwill, and could impact the operating results of the Company following the acquisition due to differences in purchase price allocation.

The following table summarizes the acquisition date fair value of the consideration (in thousands).

Stock consideration	$8,300
Cash consideration	5,800
Present value of deferred consideration	5,900
Other consideration	314
Total consideration	$20,314

The value of the stock consideration was determined based on the fair value of the stock on the closing date, adjusted for a lack of marketability discount related to the Lock-Up Agreement.  The value of the deferred consideration was determined based on the present value of the future payment using a market interest rate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 31, 2018, the date of acquisition (in thousands):

Property and equipment	$43
In-process research and development	10,633
Goodwill	9,638
Net assets acquired	$20,314

The Company allocated $10.6 million of the purchase price to identifiable intangible assets of in-process research and development that met the separability and contractual legal criterion of ASC 805. IPR&D is principally the estimated fair value of the MST technology which had not reached commercial technological feasibility nor had alternative future use at the time of the acquisition and therefore the Company considered IPR&D, with assigned values to be allocated to the IPR&D assets acquired.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill resulting from this acquisition arises largely from synergies expected from combining the intellectual property acquired from MST with the Company’s existing intellectual property as well as acquired employees. The goodwill is not deductible for income tax purposes.

The following unaudited pro forma information presents the combined results of operations for the years ended December 31, 2018 and 2017, as if the Company had completed the MST Acquisition at the beginning of fiscal 2017. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, fair market value adjustments, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period. The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs.

	Year Ended December 31,
	2018	2017
	(In thousands except per share amounts)
	(unaudited)
Revenue	$24,170	$7,373
Net loss	(64,365)	(149,985)
Net loss per share	$(0.31)	$(0.99)

Since the acquisition date no revenue and a net loss of $0.4 million associated with MST’s operations are included in the consolidated financial statements.

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

(4) The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2016. As of December 31, 2018, the Company had paid €2.4 million of the fourth tranche.

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

4.	Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash consist of the following:

	December 31,	December 31,
	2018	2017
	(In thousands)
Cash	$1,485	$4,039
Money market	19,576	87,178
Total cash and cash equivalents	$21,061	$91,217
Restricted cash	$590	$6,389
Total	$21,651	$97,606

Restricted cash at December 31, 2018 includes $590,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases. Restricted cash at December 31, 2017 includes $6.0 million in a money market account, held in connection with the Company’s notes payable and $389,000 in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

5.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

The carrying values of accounts receivable, short-term investments, interest receivable, accounts payable, and certain accrued expenses at December 31, 2018 and 2017, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of December 31, 2018 and 2017, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

The following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2018
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$21,061	$—	$—	$21,061
Restricted cash	590	—	—	590
Total Assets measured at fair value	$21,651	$—	$—	$21,651
Liabilities measured at fair value
Contingent consideration	$—	$—	$10,637	$10,637
Warrant liabilities	—	—	$4,636	$4,636
Total liabilities measured at fair value	$—	$—	$15,273	$15,273

	December 31, 2017
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$91,217	$—	$—	$91,217
Restricted cash	6,389	—	—	6,389
Total Assets measured at fair value	$97,606	$—	$—	$97,606
Liabilities measured at fair value
Contingent consideration	$—	$—	$12,418	$12,418
Warrant liabilities	—	—	14,090	14,090
Total liabilities measured at fair value	$—	$—	$26,508	$26,508

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $1.0 million for the year ended December 31, 2018 was primarily due to a change in the estimated discount rates and change in expected timing of achievement of the milestone.  The change in fair value of the contingent consideration of $2.0 million for the year ended December 31, 2017 was primarily due to the change in expected timelines for the achievement of milestones, the effect of the passage of time on the fair value measurement and the impact of foreign currency exchange rates. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of one share of the Company’s Common Stock, a Series A warrant to purchase one share of Common Stock with an exercise price of $1.00 per share  (the “Series A Warrants”), and a Series B warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per Unit (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”), at an offering price of $1.00 per Unit. Each Series A Warrant was exercisable at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. Receipt of 510(k) clearance for the Senhance System on October 13, 2017, triggered the acceleration of the expiration date of the Series A Warrants to October 31, 2017 (see Note 16). Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.

The fair value of the Series A Warrants of $2.5 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 1 year, risk free rate of 1.07%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s Common Stock. All Series A Warrants were exercised as of December 31, 2017.

The change in fair value of all outstanding Series B warrants for the years ended December 31, 2018 and 2017 of $14.3 million and $83.7 million, respectively was included in the Company’s consolidated statements of operations and comprehensive loss. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

			April 28, 2017
Series B	December 31, 2018	December 31, 2017	(date of issuance)
Fair value	$4.6 million	$14.1 million	$6.2 million
Valuation methodology	Monte Carlo	Monte Carlo	Black-Scholes Merton
Term	3.32 years	4.33 years	5 years
Risk free rate	2.47%	2.13%	1.81%
Dividends	—	—	—
Volatility	87.60%	80.60%	73.14%
Share price	$2.26	$1.93	$0.65
Probability of additional financing	100% in 2019	25% in 2018 and 75% in 2019	Not Applicable

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 with the exception of the warrant liability, which is explained above as of December 31, 2018 and 2017:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2019 to 2022
		Discount rate	11.5% to 12%

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the years ended December 31, 2018, 2017 and 2016:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	Common stock	Contingent
	warrants	consideration
Balance at December 31, 2015	—	23,500
Payment for contingent consideration	—	(1,182)
Change in fair value	—	482
Balance at December 31, 2016	—	22,800
Issuance of common stock in exchange for contingent consideration	—	(5,227)
Issuance of warrants	8,715	—
Payment for contingent consideration	—	(7,181)
Exercise of warrants	(78,359)	—
Change in fair value	83,734	2,026
Balance at December 31, 2017	14,090	12,418
Payment for contingent consideration	—	(770)
Exercise of warrants	(23,774)	—
Change in fair value	14,320	(1,011)
Balance at December 31, 2018	4,636	$10,637
Current portion	—	72
Long-term portion	4,636	10,565
Balance at December 31, 2018	$4,636	$10,637

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	December 31,	December 31,
	2018	2017
	(In thousands)
Gross accounts receivable	$8,640	$1,609
Allowance for uncollectible accounts	(80)	(73)
Total accounts receivable, net	$8,560	$1,536

7.	Inventories

The components of inventories are as follows:

	December 31,	December 31,
	2018	2017
	(In thousands)
Finished goods	$5,439	$4,432
Raw materials	5,502	6,385
Total inventories	$10,941	$10,817

As disclosed in Note 17, the Company executed a restructuring plan in May 2016 and wrote down inventory related to the SurgiBot System.  The write down of inventory of $2.6 million is included in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. There were no such write-downs for the year ended December 31, 2018 or 2017.

8.	Other Current Assets

The following table presents the components of other current assets:

	December 31,	December 31,
	2018	2017
	(In thousands)
Advances to vendors	$7,758	$6,403
Prepaid expenses	1,438	1,519
Other receivables	9	1,422
Total	$9,205	$9,344

9.	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2018	2017
	(In thousands)
Machinery, manufacturing and demonstration equipment	$12,320	$10,866
Computer equipment	2,260	2,187
Furniture	639	598
Leasehold improvements	2,280	2,237
Total property and equipment	17,499	15,888
Accumulated depreciation and amortization	(11,162)	(9,218)
Property and equipment, net	$6,337	$6,670

As disclosed in Note 17, the Company executed a restructuring plan in May 2016 and disposed of certain long-lived assets, primarily equipment and fixtures related to the SurgiBot System.  The disposal of long-lived assets of $1.0 million is included as a component of restructuring and other charges in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.  There were no such disposals for the year ended December 31, 2018 or 2017.

Depreciation expense was approximately $2,420,000, $2,486,000 and $1,942,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3, and goodwill of $9.6 million was recorded in connection with the MST Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the years ended December 31, 2018, 2017 and 2016 is as follows:

Goodwill
(In thousands)
Balance at December 31, 2015	$130,869
Foreign currency translation impact	(388)
Impairment loss	(61,784)
Balance at December 31, 2016	$68,697
Foreign currency translation impact	2,671
Balance at December 31, 2017	71,368
Additions	9,638
Foreign currency translation impact	(875)
Balance at December 31, 2018	$80,131

Accumulated impairment of goodwill as of December 31, 2018 and 2017 was $61.8 million.

The Company performs an annual impairment test of goodwill at December 31, or more frequently if events or changes in circumstances indicates that the carrying value of the Company’s one reporting unit may not be recoverable. During the second quarter of 2016, the FDA notified the Company that the SurgiBot System did not meet the criteria for substantial equivalency, negatively impacting the Company’s market capitalization, and warranting an interim two-step quantitative impairment test. Prior to adopting ASU 2017-04 as of the beginning of fiscal year 2017, goodwill was tested for impairment using a two-step approach. In the first step, the fair value of the reporting unit was determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of the reporting unit was less than its carrying value, the second step of the goodwill impairment test was performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit was allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities was referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill was then compared to the actual carrying value of goodwill. If the implied fair value of goodwill was less than the carrying value of goodwill, an impairment loss was recognized for the difference. ASU 2017-04 removes Step 2 of the goodwill impairment test. The Company determined the fair value of the reporting unit using a discounted cash flow analysis derived from the Company’s long-term plans.  The fair value of the reporting unit was corroborated using market prices for TransEnterix, Inc.  The inputs used to determine the fair values were classified as Level 3 in the fair value hierarchy. Based on the impairment test, the Company recorded goodwill impairment of $61.8 million during the second quarter of 2016. No impairment was recorded as of December 31, 2018 or 2017.

The Company performed a qualitative assessment during the annual impairment review for fiscal 2016 as of December 31, 2016 and concluded that it was not more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for the reporting unit was not necessary at December 31, 2016. During the second quarter of 2017, the Company’s stock price experienced a significant decline. The Company performed a Step 1 goodwill impairment test as of the second quarter and determined that no charge to goodwill for impairment was required during the second quarter of 2017. As of December 31, 2017 and 2018, the Company elected to bypass the qualitative assessment and calculated the fair value of the Company’s sole reporting unit, based on the Company’s market capitalization which exceeded the carrying amount. Accordingly, no charge for goodwill impairment was required as of December 31, 2018 or 2017.

In-Process Research and Development

As described in Note 3, on October 31, 2018, the Company acquired the assets from MST and recorded $10.6 million of IPR&D. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 15% and cash flows that have been probability adjusted to reflect the risks of product integration, which the Company believes are appropriate and representative of market participant assumptions.

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

The carrying value of the Company’s IPR&D assets and the change in the balance for the years ended December 31, 2017 and 2018 is as follows:

In-Process Research and Development
(In thousands)
Balance at December 31, 2016	$15,920
Foreign currency translation impact	1,993
Transfer to developed technology	(17,913)
Balance at December 31, 2017	—
Additions	10,633
Foreign currency translation impact	114
Balance at December 31, 2018	$10,747

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

As disclosed in Note 17, the Company executed a restructuring plan in May 2016 and wrote-off certain intellectual property consisting of patents related to the SurgiBot System.  The write-off of intellectual property of $1.6 million is included as a component of restructuring and other charges in the accompanying consolidated statement of operations and comprehensive losses for the year ended December 31, 2016.  There were no such write offs for the year ended December 31, 2018 or 2017.

The components of gross intellectual property, accumulated amortization, and net intellectual property as of December 31, 2018 and 2017 are as follows:

	December 31, 2018				December 31, 2017
	(In thousands)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$66,413	$(30,550)	$3,495	$39,358	$66,413	$(19,724)	$5,529	$52,218
Technology and patents purchased	400	(72)	30	358	400	(30)	50	420
Total intellectual property	$66,813	$(30,622)	$3,525	$39,716	$66,813	$(19,754)	$5,579	$52,638

The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.8 years and 8.3 years, respectively as of December 31, 2018.

The estimated future amortization expense of intangible assets as of December 31, 2018 is as follows:

Years ending December 31,
(In thousands)
2019	$10,540
2020	10,538
2021	10,538
2022	7,915
2023	42
Thereafter	143
Total	$39,716

11.	Income Taxes

The components for the income tax benefit are as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Current income taxes
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Deferred income taxes
Federal	—	—	—
State	—	—	—
Foreign	(3,377)	(3,300)	(5,523)
Total income tax benefit	$(3,377)	$(3,300)	$(5,523)

The United States and foreign components of loss from operations before taxes are as follows for the years ended December 31 (in thousands):

	2018	2017	2016
United States	$(44,744)	$(124,418)	$(88,624)
Foreign	(20,410)	(23,678)	(36,879)
Total loss from operations before taxes	$(65,154)	$(148,096)	$(125,503)

Significant components of the Company’s deferred tax assets consist of the following at December 31 (in thousands):

	2018	2017
Noncurrent deferred tax assets:
Stock-based compensation	$2,281	$2,216
Inventory	—	375
Accrued expenses and other	795	637
Research credit carryforward	6,182	5,540
Fixed assets	392	450
Capitalized start-up costs and other intangibles	1,859	2,130
Net operating loss carryforwards	74,566	64,300
	86,075	75,648
Valuation allowance	(81,337)	(71,520)
Net noncurrent deferred tax asset	4,738	4,128
Noncurrent deferred tax liabilities
Fixed assets	(686)	(334)
Purchase accounting intangibles	(8,772)	(12,183)
Net noncurrent deferred tax liability	(9,458)	(12,517)
Net deferred tax asset (liability)	$(4,720)	$(8,389)

At December 31, 2018 and 2017, the Company has provided a full valuation allowance against its net deferred assets in the U.S. Luxembourg, and Swiss tax jurisdiction, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $9.8 million from the prior year. At December 31, 2018, the Company had U.S. federal net operating loss tax carryforwards of approximately $290.9 million. Of this amount, $254.5 million begin to expire in 2027, while the remaining $36.4 million carry forward indefinitely. At December 31, 2018, the Company had U.S. state net operating loss carryforwards of $234.6 million. Of this amount, $231.7 million begin to expire in 2022, while the remaining $2.9 million carry forward indefinitely. At December 31, 2018, the Company had federal research credit carryforwards in the amount of $6.2 million. These carryforwards begin to expire in 2027. The utilization of the federal net operating loss carryforwards and credit carryforwards will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

At December 31, 2018, the Company had foreign operating loss carryforwards in Italy of approximately $19.4 million, which can be carried forward indefinitely; foreign operating loss carryforwards in Luxembourg of approximately $0.2 million, which can be carried forward indefinitely; foreign operating loss carryforwards in Switzerland of approximately $24.1 million, which begin to expire in 2023; and foreign operating loss carryforwards in Japan of approximately $0.8 million, which begin to expire in 2028.

The Company has evaluated its tax positions to consider whether it has any unrecognized tax benefits. As of December 31, 2018, the Company had gross unrecognized tax benefits of approximately $1.4 million. Of the total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions at December 31 (in thousands):

	2018	2017	2016
Beginning balance	$1,202	$1,048	$862
Gross increases for tax positions related to current periods	161	143	186
Gross increases for tax positions related to prior periods	—	11	—
Ending balance	$1,363	$1,202	$1,048

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2015, although carryforward attributes that were generated prior to 2015 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

Taxes computed at the then-current statutory federal income tax rate of 21% are reconciled to the provision for income taxes as follows for the years ended December 31:

	2018		2017		2016
		% of Pretax		% of Pretax		% of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
United States federal tax at statutory rate	$(13,682)	21.0%	$(50,352)	34.0%	$(42,671)	34.0%
State taxes (net of deferred benefit)	(1,080)	1.7%	(4,663)	3.1%	(2,487)	2.0%
Nondeductible expenses	(1,320)	2.0%	466	(0.3%)	667	(0.5%)
Change in fair market value of contingent consideration	(256)	0.4%	777	(0.5%)	—	—
Warrant remeasurement and financing costs	3,630	(5.6%)	32,348	(21.8%)	—	—
Research & Development credits	(803)	1.2%	(712)	0.5%	(922)	0.7%
Change in unrecognized tax benefits	161	(0.2%)	142	(0.1%)	186	(0.1%)
Foreign tax rate differential	(96)	0.1%	3,619	(2.4%)	3,969	(3.2%)
Goodwill impairment	—	—	—	—	20,816	(16.6%)
Change in enacted tax rates and other, net	252	(0.3%)	35,440	(24.1%)	(1,069)	0.8%
Change in valuation allowance	9,817	(15.1%)	(20,365)	13.8%	15,988	(12.7%)
Income tax benefit	$(3,377)	5.2%	$(3,300)	2.2%	$(5,523)	4.4%

On December 22, 2017, the Tax Legislation was enacted into law, which reduced the U.S. federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the newly enacted tax rate, the Company adjusted its U.S. deferred tax assets as of December 31, 2017, by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $36.1 million.

The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company's foreign earnings will no longer be subject to tax in the U.S. As part of transition to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company determined that the deemed repatriation applicable to the year ending December 31, 2017 did not result in an additional U.S. income tax liability as it has no undistributed foreign earnings.

The SEC staff issued Staff Accounting Bulletin 118, or SAB 118, which allowed the Company to record provisional amounts related to accounting for the Tax Legislation during the measurement period which is similar to the measurement period used when accounting for business combinations. The measurement period has ended and the Company's accounting related to the Tax Legislation is complete. The Company did not make any measurement-period adjustments related to the provisional items recorded as of December 31, 2017 but will continue to assess the impact of the Tax Legislation on its business and consolidated financial statements as additional guidance or interpretations are released.

The Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, no GILTI-related deferred amounts were recorded in 2017. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2018; therefore, no GILTI tax has been recorded for the year ending December 31, 2018.

12.	Accrued Expenses

The following table presents the components of accrued expenses:

	December 31,	December 31,
	2018	2017
	(In thousands)
Compensation and benefits	$6,225	$4,533
Consulting and other vendors	895	1,414
Other	539	504
Royalties	498	41
Legal and professional fees	432	386
Deferred rent	391	595
Taxes and other assessments	383	3,192
Interest	256	309
Total	$9,619	$10,974

13.	Notes Payable

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender has agreed to make certain term loans to the Company in the aggregate principal amount of up to $40,000,000, with funding of the first $20,000,000 tranche occurring on May 23, 2018 (the “Initial Funding Date”). On October 23, 2018, Hercules funded the second tranche of $10,000,000 under the Hercules Loan Agreement. The Company will be eligible to draw on the third tranche of $10,000,000 upon achievement of designated trailing six month GAAP net revenue from Senhance System sales. The Company is entitled to make interest-only payments until December 1, 2020, and at the end of the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default.

The term loans bear interest at a rate equal to the greater of (i) 9.55% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. Following the draw of the third tranche, the Fixed Rate will be reduced to 9.20% effective on the first interest payment date to occur during the first fiscal quarter following the draw of the third tranche. On the Initial Funding Date, the Company was obligated to pay a facility fee of $400,000, recorded as a debt discount. The Company also incurred other debt issuance costs totaling $1.1 million in conjunction with its entry into the Hercules Loan Agreement. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of the loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded. The final payment fee is accreted to interest expense over the life of the term loan and included within notes payable on the consolidated balance sheet.

The Company’s obligations under the Hercules Loan Agreement are guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. As of December 31, 2018, the Company was in compliance with its debt covenants. The Agent is granted the option to invest up to $2,000,000 in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.

As of December 31, 2018 future principal payments, under the Hercules Loan Agreement are as follows:

Years ending December 31,
(In thousands)
2019	$—
2020	1,466
2021	18,527
2022	10,007
Total	30,000
Less: Unamortized discount	(1,063)
Notes payable, net of debt discount	$28,937

In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing loan and security agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”). The Company recognized a loss of $1.4 million on the extinguishment of notes payable which is included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018. The Company paid $680,000 in final payment obligations and $287,000 in prepayment fees under the Innovatus Loan Agreement upon repayment.

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

In connection with the funding, the Company paid a facility fee of $170,000 on the date of funding of the first tranche and incurred additional debt issuance costs of approximately $1.2 million, recorded as a debt discount.  In addition, the Company issued warrants to Innovatus to purchase shares of the Company’s common stock that will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle Innovatus to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company estimated the fair value of the warrants to be $300,000. The value of the warrants was classified as equity and recorded as a discount to the loan.  The debt discount was amortized as interest expense using the effective interest method over the life of the loan. As of December 31, 2018 and 2017, the unamortized debt discount was $0 and $1.0 million, respectively.

In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its then-existing credit facility with Silicon Valley Bank and Oxford Finance LLC, which loan and security agreement, as subsequently amended and restated is referred to as the “SVB Loan Agreement.” The Company recognized a loss of $308,000 on the extinguishment of notes payable which is included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid $1.3 million in final payment obligations and $255,000 in facility fees under the SVB Loan Agreement upon repayment.

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

The Plan was initially approved by the majority of the stockholders on November 13, 2007. The Plan was amended on June 19, 2012 to increase the number of shares of common stock available for issuance to 1,000,000 and was amended on October 29, 2013 to (a) increase the number of shares of common stock authorized for issuance under the Plan from 1,000,000 shares of common stock to 4,940,000 shares of common stock, (b) increase the per-person award limitations for options or stock appreciation rights from 200,000 to 1,000,000 shares and for restricted stock, deferred stock, performance shares and/or other stock-based awards from 100,000 to 500,000 shares, and (c) change the name of the Plan to reflect the Merger-related change. The Plan was again amended on May 7, 2015 to (i) increase the number of shares reserved for issuance under the Plan to 11,940,000 shares; (ii) extend the term of the Plan until May 7, 2025; and (iii) make other changes and updates to the Plan and was further amended in October 2015 to add French Sub-Plan amendments applicable to awards made to France-based employees. The Plan was further amended on June 8, 2016 to (a) approve an increase in the number of shares reserved for issuance under the Plan to 18,940,000 shares and (b) establish maximum equity award limits for initial awards and annual awards to non-employee directors. The Plan was subsequently amended as of May 25, 2017, increasing the number of shares of Common Stock authorized under the Plan to 25,940,000. The Plan was again amended on May 24, 2018, increasing the number of shares of Common Stock authorized under the Plan to 40,940,000. The Plan was again amended in October 2018 to add an Israeli Sub-Plan applicable to awards made to Israel-based employees.

The October 2013, May 2015, June 2016, May 2017 and May 2018 amendments were approved by the Board of Directors and stockholders; the French Sub-Plan and Israeli Sub-Plan were approved by the Board of Directors. Under the Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant. Additionally, no stock options or stock appreciation rights granted under the Plan may have a term exceeding ten years.

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

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $9,039,000, $7,078,000 and $5,033,000, respectively, of stock-based compensation expense, including stock options and restricted stock units.

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

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Years ended December 31,
	2018	2017	2016
Expected dividend yield	0%	0%	0%
Expected volatility	73% - 75%	70% - 72%	47%
Risk-free interest rate	2.35% - 3.02%	1.84% - 2.29%	1.13% - 2.09%
Expected life (in years)	5.5 - 6.1	5.5 - 6.3	5.5 - 6.3

The following table summarizes the Company’s stock option activity, including grants to non-employees, for the year ended December 31, 2018:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Options outstanding at December 31, 2017	15,693,675	$2.32	7.78
Granted	8,705,617	2.39
Forfeited	(925,495)	1.59
Cancelled	(192,633)	2.11
Exercised	(3,381,533)	2.11
Options outstanding at December 31, 2018	19,899,631	$2.42	7.82

The following table summarizes information about stock options outstanding at December 31, 2018:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Exercisable at December 31, 2018	7,574,932	$2.72	6.53
Vested or expected to vest at December 31, 2018	18,960,684	$2.42	7.76

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2018 was approximately $9.2 million, $2.3 million, and $8.7 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2018 less the exercise price, multiplied by the number of stock options that had an exercise price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date.

The total intrinsic value of options exercised during 2018, 2017 and 2016 was approximately $9,313,000, $2,179,000 and $519,000, respectively. Proceeds from options exercised during 2018, 2017, and 2016 were approximately $7,128,000, $438,000, and $166,000, respectively.

The Company granted 8,705,617, 4,746,250 and 5,368,755 options to employees and non-employees during the years ended December 31, 2018, 2017 and 2016, respectively, with a weighted-average grant date fair value of $1.59, $0.82 and $1.30, respectively.

As of December 31, 2018, the Company had future employee stock-based compensation expense of approximately $14,429,000 related to unvested share awards, which is expected to be recognized over an estimated weighted-average period of 2.7 years.

15.	Restricted Stock Units

In 2016, 2017 and 2018, the Company issued Restricted Stock Units (“RSUs”) to certain employees which vest over three years. The RSUs vest on defined vesting dates, subject to the continuous service with the Company at the applicable vesting event. Vesting can be accelerated by upon a change in control under the Plan if the RSUs are not assumed by the successor company, and will be accelerated for certain executive officers under existing employment agreements if any such executive officer has a termination of employment in connection with a change in control event.  When vested, the RSUs represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The fair value of each RSU is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to RSUs is recognized over the requisite service period as adjusted for estimated forfeitures.

The following is a summary of the RSU activity for the years ended December 31, 2018, 2017 and 2016:

		Weighted
	Number of	Average
	Restricted	Grant
	Stock Units	Date Fair
	Outstanding	Value
Unvested, December 31, 2015	422,500	$3.64
Granted	660,331	3.74
Vested	(187,503)	4.53
Unvested, December 31, 2016	895,328	$3.53
Granted	3,873,000	0.82
Vested	(337,618)	3.46
Forfeited	(36,054)	3.60
Unvested, December 31, 2017	4,394,656	$1.15
Granted	2,215,151	2.20
Vested	(1,605,997)	1.34
Forfeited	(36,666)	1.36
Unvested, December 31, 2018	4,967,144	$1.56

As of December 31, 2018, 2017 and 2016, the Company recorded approximately $2,947,000, $1,751,000 and $1,463,000, respectively, in compensation expense for the RSUs. As of December 31, 2018, the unrecognized stock-based compensation expense related to unvested RSUs was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

16.	Warrants

On March 22, 2013, SafeStitch entered into a stock purchase agreement with approximately 17 investors (the “2013 PIPE Investors”) pursuant to which the 2013 PIPE Investors purchased an aggregate of approximately 2,420,000 shares of common stock at a price of $1.25 per share for aggregate consideration of approximately $3.0 million. Included in this private placement was the issuance of warrants to purchase approximately 1,209,600 common shares, representing one warrant for every two common shares purchased, with an exercise price of $1.65 per share and five year expiration. Among the 2013 PIPE Investors purchasing shares were related parties who purchased 1.28 million shares and received 640,000 warrants. There were approximately 1.2 million warrants outstanding that were assumed as of the Merger. During the years ended December 31, 2018 and 2017, 800,000 and 240,000, respectively of these warrants were exercised. During the year ended December 31, 2016, none of these warrants were exercised.

On January 17, 2012, TransEnterix Surgical entered into the original Loan Agreement with the Prior Lenders. Pursuant to such agreement, TransEnterix Surgical issued preferred stock warrants to the Prior Lenders on January 17, 2012 and December 21, 2012, respectively, to purchase shares of TransEnterix Surgical preferred stock. The preferred stock warrants expire 10 years from the issue date. The preferred stock warrants were remeasured immediately prior to the Merger. As of the Merger, the preferred stock warrants converted to common stock warrants, adjusted based on a Merger exchange ratio of 1.1533, and the preferred stock warrant liability was reclassified to additional paid-in capital. These warrants are exercisable for an aggregate of approximately 279,588 shares of common stock, with an exercise price of $1.45 per share. During the year ended December 31, 2013, 139,794 of these warrants were exercised in a cashless transaction for 112,766 shares of common stock. None of these warrants were exercised during the years ended December 31, 2017 or 2016. During the year ended December 31, 2018, 139,794 of these warrants were exercised in a cashless transaction for 104,845 shares of common stock.

On September 26, 2014, the Company entered into an amendment to the SVB Loan Agreement with the Prior Lenders. In connection with the first tranche borrowings under such amendment, the Company issued 38,324 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $4.015 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the term loans. None of these warrants were exercised during the years ended December 31, 2017 or 2016. During the year ended December 31, 2018, 27,880 of these warrants were exercised in a cashless transaction for 8,580 shares of common stock.

On August 14, 2015, in connection with an amendment to the SVB Loan Agreement and first tranche borrowings thereunder, the Company issued 112,903 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $3.10 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and will be amortized using the effective interest method from issuance to the maturity of the note. None of these warrants were exercised during the years ended December 31, 2017 or 2016. During the year ended December 31, 2018, 67,742 of these warrants were exercised in a cashless transaction for 31,535 shares of common stock.

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

The exercise prices and the number of shares issuable upon exercise of each of the Series B Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The Series B Warrants are subject to adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the then applicable exercise prices of each of the Series B Warrants. The exercisability of the Series B Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. If, at any time Series B Warrants are outstanding, any fundamental transaction occurs, as described in the Series B Warrants and generally including any consolidation or merger into another corporation, the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of its assets, the successor entity must assume in writing all of the obligations to the Series B Warrant holders. Additionally, in the event of a fundamental transaction, each Series B Warrant holder will have the right to require the Company, or its successor, to repurchase the Series B Warrants for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such Series B Warrants. During the years ended December 31, 2018 and 2017, 7,052,215 and 8,893,700, respectively, Series B Warrants were exercised.

On May 10, 2017, in connection with the entry into the Innovatus Loan Agreement, the Company issued warrants to Innovatus to purchase shares of the Company’s common stock.  The warrants are issued on the funding date of each tranche and will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche will entitle Innovatus to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. None of these warrants were exercised as of December 31, 2018.

On September 12, 2017, the Company entered into a service agreement with a third party vendor. In connection with the service agreement, the Company issued 950,000 common stock warrants (“Service Warrants”) to purchase shares of the Company’s common stock, with an exercise price of $1.00 per share. The Service Warrants vest as follow: (a) twenty-five percent (25%) on the date of execution of the services agreement; (b) fifty percent (50%) upon completion of hiring the sales team; and (c) the remaining twenty-five percent (25%) upon achieving cumulative product revenue of $15.0 million. The Service Warrants expire ten years from their issue date. The Company concluded that the Service Warrants are considered equity instruments. The fair value of the Service Warrants on the issuance date was determined using a Black-Scholes Merton model. The initial expense of $0.6 million was recognized during the year ended December 31, 2017.  The fair value of the remaining Service Warrants will be updated each reporting period and the expense will be recorded over the service period. During the year ended December 31, 2018 and 2017, 650,000 and none of these warrants were exercised, respectively.

			Weighted
		Weighted	Average
		Average	Remaining	Weighted
	Number of	Exercise	Contractual	Average
	Warrants	Price	Life (in years)	Fair Value
Outstanding at December 31, 2015	1,426,622	$1.81	3.2	$1.54
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2016	1,426,622	$1.81	2.2	$1.54
Granted	45,769,746	1.00	4.8	0.22
Exercised	(34,033,700)	1.00	—	—
Outstanding at December 31, 2017	13,162,668	$1.08	4.5	$0.39
Exercised	(8,737,631)	1.09	—	—
Expired	(95,600)	1.65	—	—
Outstanding at December 31, 2018	4,329,437	$1.03	3.7	$0.26

The aggregate intrinsic value of the common stock warrants in the above table was $5.3 million, $11.2 million and $0 at December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the estimated fair market value of the applicable stock as of the respective dates.

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

The restructuring and other charges of $3.1 million included: (i) $0.5 million to be paid in cash, of which $0.4 million related to employee severance costs and $0.1 million related to cancellation of certain contracts; and (ii) $2.6 million for other non-cash charges, of which $1.0 million related to the disposal of long-lived assets for the abandonment of certain equipment and tooling directly relating to the SurgiBot System and $1.6 million related to the write-off of intellectual property for certain patents also relating to the SurgiBot System. There were no future payments under the restructuring plan as of December 31, 2018 or 2017.

18.	Purchase Agreement, Controlled Equity Offering and Public Offering of Common Stock

On December 28, 2018, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “2018 Sales Agreement”) with Stifel, as sales agent, pursuant to which the Company can sell through Stifel, from time to time, up to $75.0 million in shares of common stock in an at-the-market offering. The Company pays Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2018 Sales Agreement. Unless otherwise terminated earlier, the 2018 Sales Agreement continues until all shares available under the Sales Agreement have been sold or termination of the 2018 Sales Agreement by the Company or by Stifel. As of December 31, 2018, there were no sales of common stock under the 2018 Sales Agreement.

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

On February 20, 2015, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company sold through Cantor, from time to time, up to $25.0 million in shares of common stock in an at-the-market offering. The Company paid Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2015 Sales Agreement.

On February 9, 2016, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “2016 Sales Agreement”) with Cantor, as sales agent, pursuant to which the Company can sell through Cantor, from time to time, up to $43.6 million in shares of common stock in an at-the-market offering. The Company paid Cantor a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2016 Sales Agreement.

On August 31, 2017, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “2017 Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agent, pursuant to which the Company sold through Stifel, up to $50.0 million in shares of common stock in an at-the-market offering. The Company paid Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2017 Sales Agreement.

The amounts offered and sold under the 2015 Sales Agreement, 2016 Sales Agreement and the 2017 Sales Agreement are as set forth below (in thousands, except per share amounts):

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options, warrants and restricted stock units. In computing diluted net loss per share for the years ended December 31, 2018, 2017, and 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31,
	2018	2017	2016
Stock options	19,899,631	15,693,675	12,488,551
Stock warrants	4,329,437	13,162,668	1,426,622
Nonvested restricted stock units	4,967,144	4,394,656	895,328
Total	29,196,212	33,250,999	14,810,501

20.	Related Person Transactions

A member of the Company’s Board of Directors is an executive officer of Synecor, LLC. Various research and development services were purchased by the Company from Synecor, LLC and its wholly owned subsidiary Synchrony Labs LLC pursuant to arms’ length terms approved by the Audit Committee and totaled approximately $24,000, $0 and $5,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

On September 18, 2015, TransEnterix Italia entered into a services agreement for receipt of administrative services from Sofar and payment of rent to Sofar, a stockholder that owned approximately 8.9% and 9.7% of the Company’s common stock at December 31, 2018 and 2017, respectively. Expenses under this agreement were approximately $0, $55,000 and $232,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The services agreement terminated in 2017.

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

In March 2018, TransEnterix Europe entered into a Service Supply Agreement with 1Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in 1Med S.A. Expenses under the Service Supply Agreement were approximately $71,000 for the year ended December 31, 2018.

21.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million.  As of December 31, 2018, the fair value of the contingent consideration was $10.6 million.

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

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the year ended December 31, 2018, as all pending litigation, including two putative derivative claims were dismissed in 2017 with prejudice in the Company's favor.

Operating Leases

On November 2, 2009, TransEnterix Surgical entered into an operating lease for its corporate offices for a period of five years commencing in April 2010. On June 12, 2014, the Company entered into a lease amendment extending the term of the lease for a period of 3 years and 2 months commencing on May 1, 2015 and expiring on June 30, 2018, with an option to renew for an additional three years. On January 8, 2018, the Company entered into a lease amendment extending the term of the lease for a period of eighteen months commencing on July 1, 2018 and expiring on December 31, 2019, with an option to renew for an additional five years. On October 25, 2013, the Company entered into an operating lease for its warehouse for a period of four years and four months commencing in January 2014, with an option to renew for an additional six years. On December 27, 2017, the Company entered into an agreement to terminate this lease effective January 31, 2018. On May 12, 2016, TransEnterix Italia entered into an operating lease for research and development and demonstration facilities for a period of six years commencing in July 2016. Rent expense was approximately $1,186,000, $1,135,000 and $907,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s approximate future minimum payments for its operating lease obligations that have initial or remaining noncancelable terms in excess of one year are as follow:

Years ending December 31,
(In thousands)
2019	929
2020	399
2021	385
2022	175
2023	38
Thereafter	—
Total	$1,926

License and Supply Agreements

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition. As part of this transaction, the Company assumed certain license and supply agreements. Commitments under these agreements amount to approximately  $7,301,000 in 2019, $756,000 in 2020, $573,000 in 2021, $573,000 in 2022, $573,000 in 2023 and $1.7 million thereafter until termination in 2027.

The Company has placed orders with various suppliers for the purchase of certain tooling, supplies and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months.

22.	Quarterly Results of Operation (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Fiscal Year Ended December 31, 2018
	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$4,767	$6,389	$5,422	$7,524	$24,102
Cost of revenue	2,555	3,732	4,249	5,635	16,171
Gross profit	2,212	2,657	1,173	1,889	7,931
Amortization of intangible assets	2,827	2,743	2,674	2,624	10,868
Change in fair value of contingent consideration	627	812	(1,358)	(1,092)	(1,011)
Acquisition related costs	—	—	345	302	647
Gain from sale of SurgiBot assets, net	(11,996)	37	44	75	(11,840)
Other operating expenses	13,911	14,954	14,343	18,205	61,413
Change in fair value of warrant liabilities	(1,829)	17,507	8,760	(10,118)	14,320
Reversal of transfer fee accrual	—	—	(2,994)	—	(2,994)
Interest income, interest expense and other expense	444	1,735	346	(843)	1,682
Loss before income taxes	(1,772)	(35,131)	(20,987)	(7,264)	(65,154)
Income tax benefit	890	883	781	823	3,377
Net loss	$(882)	$(34,248)	$(20,206)	$(6,441)	$(61,777)
Net loss per share - basic and diluted	$0.00	$(0.17)	$(0.10)	$(0.03)	$(0.30)

	Fiscal Year Ended December 31, 2017
	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$1,946	$1,584	$183	3,398	$7,111
Cost of revenue	1,334	972	921	3,500	6,727
Gross profit (loss)	612	612	(738)	(102)	384
Amortization of intangible assets	1,636	1,687	1,821	2,714	7,858
Change in fair value of contingent consideration	1,227	(774)	773	800	2,026
Issuance costs for warrants	—	627	—	—	627
Other operating expenses	13,627	11,538	12,337	14,298	51,800
Change in fair value of warrant liabilities	—	2,326	22,887	58,521	83,734
Interest income, interest expense and other expense	394	662	695	684	2,435
Loss before income taxes	(16,272)	(15,454)	(39,251)	(77,119)	(148,096)
Income tax benefit	858	741	738	963	3,300
Net loss	$(15,414)	$(14,713)	$(38,513)	$(76,156)	$(144,796)
Net loss per share - basic and diluted	$(0.13)	$(0.11)	$(0.26)	$(0.40)	$(0.97)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For the year ended December 31, 2018, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. BDO USA, LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 is set forth herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9.B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2019.

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

1.3

Underwriting Agreement, dated April 28, 2017, by and between the Company and Stifel, Nicolaus & Company, Incorporated (filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on April 28, 2017 and incorporated by reference herein).

1.4

At-the-Market Equity Offering Sales Agreement by and between TransEnterix, Inc. and Stifel, Nicolaus & Company, Incorporated, dated December 28, 2018 (filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on December 28, 2018 and incorporated by reference herein).

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

2.2

Asset Purchase Agreement, dated September 23, 2018, by and among MST Medical Surgery Technologies Ltd., TransEnterix, Inc., TransEnterix Europe, S.A.R.L., a Luxemburg limited liability company acting through its Swiss branch being established under the name “TransEnterix Europe Sarl, Bertrange, Swiss Branch Lugano,” and TransEnterix Israel Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018 and incorporated by reference herein).

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

4.3	Form of Common Stock Warrant dated March 22, 2013 (filed as part of Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 26, 2013 and incorporated by reference herein).

4.4	Form of Series A Warrant (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on April 28, 2017 and incorporated by reference herein).

4.5	Form of Series B Warrant (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on April 28, 2017 and incorporated by reference herein).

4.6

Form of Warrant to Purchase Stock for warrants issued to Innovatus Life Sciences Lending Fund I, LP (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 10, 2017 and incorporated by reference herein).

4.7

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

10.2 ++

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

10.4 +

Amended and Restated Employment Agreement, dated March 6, 2018, and effective as of March 1, 2018, by and between the Registrant and Todd M. Pope (filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed with the SEC on March 8, 2018 and incorporated by reference herein).

10.5 +

Employment Agreement, dated March 6, 2018, and effective as of March 1, 2018, by and between the Registrant and Joseph P. Slattery (filed as Exhibit 10.6 to our Annual Report on Form 10-K, filed with the SEC on March 8, 2018 and incorporated by reference herein).

10.6 +

Employment Agreement, dated March 6, 2018, and effective as of March 1, 2018, by and between the Registrant and Anthony Fernando (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 8, 2018 and incorporated by reference herein).

10.7 + *	Employment Agreement, dated August 15, 2018, and effective as of August 31, 2018, by and between the Registrant and Eric Smith.

10.8 +

TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, as amended and restated effective May 24, 2018 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 25, 2018 and incorporated by reference herein).

10.8.1 + *	Israeli Sub-Plan to Amended and Restated Incentive Compensation Plan, effective November 13, 2018.

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

10.14 +++

System Sale and Cooperation Agreement, dated December 15, 2017, by and between the Company and Great Belief International Limited (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed with the SEC on March 8, 2018 and incorporated by reference herein).

10.15

Loan and Security Agreement, dated May 23, 2018, with the several banks and other financial institutions or entities from time to time party to the Loan Agreement as Lenders and Hercules Capital, Inc., as administrative agent and collateral agent (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018 and incorporated by reference herein).

10.16 +

TransEnterix, Inc. Non-Employee Director Compensation Program, effective May 24, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2018 and incorporated by reference herein).

10.17

Lock-Up Agreement, dated October 31, 2018, by and between TransEnterix, Inc. and MST Medical Surgery Technologies Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2018 and incorporated by reference herein).

10.18

Registration Rights Agreement, dated October 31, 2018, by and between TransEnterix, Inc. and MST Medical Surgery Technologies Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2018 and incorporated by reference herein).

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

Date: February 27, 2019	TransEnterix, Inc.

	By:	/s/ Todd M. Pope
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

Signature	Title(s)	Date

/s/ Todd M. Pope	President, Chief Executive Officer and a Director (principal executive officer)	February 27, 2019
Todd M. Pope

/s/ Joseph P. Slattery	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2019
Joseph P. Slattery

/s/ Paul A. LaViolette	Chairman of the Board and a Director	February 27, 2019
Paul A. LaViolette

/s/ Andrea Biffi	Director	February 27, 2019
Andrea Biffi

/s/ Jane H. Hsaio	Director	February 27, 2019
Jane H. Hsaio, Ph.D.

/s/ William N. Kelley	Director	February 27, 2019
William N. Kelley, M.D.

/s/ Aftab R. Kherani	Director	February 27, 2019
Aftab R. Kherani

/s/ David B. Milne	Director	February 27, 2019
David B. Milne

/s/ Richard C. Pfenniger, Jr.	Director	February 27, 2019
Richard C. Pfenniger, Jr.

/s/ William N. Starling, Jr.	Director	February 27, 2019
William N. Starling, Jr.