Form 10-Q
period 2019-03-31
TRANSENTERIX INC.
filed 2019-05-09
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	TRXC	NYSE American

The number of shares outstanding of the registrant’s common stock, as of May 8, 2019 was 217,338,954.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019, or the Fiscal 2018 Form 10-K, and other filings we make with the Securities and Exchange Commission, or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix International; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd; TransEnterix Japan KK and TransEnterix Israel Ltd.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

TransEnterix, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands except per share amounts)

(Unaudited)

	March 31,
	2019	2018
Revenue	$2,181	$4,767
Cost of revenue	2,467	2,555
Gross (loss) profit	(286)	2,212
Operating Expenses (Income)
Research and development	5,655	5,265
Sales and marketing	7,674	5,970
General and administrative	4,560	2,676
Amortization of intangible assets	2,611	2,827
Change in fair value of contingent consideration	998	627
Acquisition related costs	45	—
Loss (gain) from sale of SurgiBot assets, net	97	(11,996)
Total Operating Expenses (Income)	21,640	5,369
Operating Loss	(21,926)	(3,157)
Other (Expense) Income
Change in fair value of warrant liabilities	(106)	1,829
Interest income	318	270
Interest expense	(1,116)	(656)
Other expense	(305)	(58)
Total Other (Expense) Income, net	(1,209)	1,385
Loss before income taxes	$(23,135)	$(1,772)
Income tax benefit	610	890
Net loss	$(22,525)	$(882)
Comprehensive (loss) income
Foreign currency translation (loss) gain	(1,949)	2,308
Comprehensive (loss) income	$(24,474)	$1,426
Net loss per share - basic and diluted	$(0.10)	$0.00
Weighted average common shares outstanding - basic and diluted	216,796	199,900

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,545	$21,061
Short-term investments	22,904	51,790
Accounts receivable, net	8,531	8,560
Inventories	15,197	10,941
Interest receivable	34	26
Other current assets	10,211	9,205
Total Current Assets	82,422	101,583
Restricted cash	578	590
Property and equipment, net	5,923	6,337
Intellectual property, net	36,322	39,716
In-process research and development	10,527	10,747
Goodwill	79,509	80,131
Other long term assets	1,695	203
Total Assets	$216,976	$239,307
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,756	$4,433
Accrued expenses	7,044	9,619
Deferred revenue – current portion	1,618	1,733
Contingent consideration – current portion	70	72
Deferred consideration - MST Acquisition	6,044	5,962
Total Current Liabilities	19,532	21,819
Long Term Liabilities
Deferred revenue – less current portion	—	109
Contingent consideration – less current portion	11,565	10,565
Notes payable – net of debt discount	29,267	28,937
Warrant liabilities	4,742	4,636
Net deferred tax liabilities	4,000	4,720
Other long term liabilities	1,104	—
Total Liabilities	70,210	70,786
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2019 and December 31, 2018; 217,118,077 and 216,345,984 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	217	216
Additional paid-in capital	679,084	676,373
Accumulated deficit	(531,924)	(509,406)
Accumulated other comprehensive (loss) income	(611)	1,338
Total Stockholders’ Equity	146,766	168,521
Total Liabilities and Stockholders’ Equity	$216,976	$239,307

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2018	216,346	$216	—	$—	$676,373	$(509,406)	$1,338	$168,521
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Exercise of stock options and warrants	159	—	—	—	236	—	—	236
Award of restricted stock units	613	1	—	—	—	—	—	1
Return of common stock to pay withholding taxes on restricted stock	—	—	194	—	(499)	—	—	(499)
Cancellation of treasury stock	—	—	(194)	—	—	—	—	—
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	(7)	7	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,949)	(1,949)
Net loss	—	—	—	—	—	(22,525)	—	(22,525)
Balance, March 31, 2019	217,118	$217	—	$—	$679,084	$(531,924)	$(611)	$146,766

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2017	199,282	$199	—	$—	$621,261	$(447,640)	$5,028	$178,848
Stock-based compensation	—	—	—	—	1,834	—	—	1,834
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	11	—	—	11
Exercise of stock options and warrants	1,038	1	—	—	2,227	—	—	2,228
Award of restricted stock units	367	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	174	—	—	—	—	—
Cancellation of treasury stock	—	—	(174)	—	—	—	—	—
Issuance of common stock related to sale of SurgiBot assets	1,286	1	—	—	2,999	—	—	3,000
Cumulative effect of change in accounting principle	—	—	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	—	2,308	2,308
Net loss	—	—	—	—	—	(882)	—	(882)
Balance, March 31, 2018	201,973	$201	—	$—	$628,332	$(448,511)	$7,336	$187,358

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities
Net loss	$(22,525)	$(882)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss (gain) from sale of SurgiBot assets, net	97	(11,996)
Depreciation	563	660
Amortization of intangible assets	2,611	2,827
Amortization of debt discount and debt issuance costs	330	274
Amortization of short-term investment discount	(220)	—
Interest expense on deferred consideration - MST acquisition	204	—
Stock-based compensation	2,981	1,834
Deferred tax benefit	(610)	(890)
Change in fair value of warrant liabilities	106	(1,829)
Change in fair value of contingent consideration	998	627
Changes in operating assets and liabilities:
Accounts receivable	(129)	(296)
Interest receivable	(8)	(21)
Inventories	(4,621)	(604)
Other current and long term assets	(2,655)	1,171
Accounts payable	286	(217)
Accrued expenses	(2,518)	(2,871)
Deferred revenue	(197)	(86)
Other long term liabilities	1,112	—
Net cash and cash equivalents used in operating activities	(24,195)	(12,299)
Investing Activities
Purchase of short-term investments	(10,894)	—
Proceeds from maturities of short-term investments	40,000	—
Proceeds related to sale of SurgiBot assets, net	—	4,496
Purchase of property and equipment	(118)	(218)
Proceeds from sale of property and equipment	—	17
Net cash and cash equivalents provided by investing activities	28,988	4,295
Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	11
Taxes paid related to net share settlement of vesting of restricted stock units	(499)	—
Proceeds from issuance of common stock related to sale of SurgiBot assets	—	3,000
Proceeds from exercise of stock options and warrants	236	1,712
Net cash and cash equivalents (used in) provided by financing activities	(263)	4,723
Effect of exchange rate changes on cash and cash equivalents	(58)	88
Net increase (decrease) in cash, cash equivalents and restricted cash	4,472	(3,193)
Cash, cash equivalents and restricted cash, beginning of period	21,651	97,606
Cash, cash equivalents and restricted cash, end of period	$26,123	$94,413
Supplemental Disclosure for Cash Flow Information
Interest paid	$750	$304
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of inventories to property and equipment	$86	$71
Reclass of warrant liability to common stock and additional paid-in capital	$—	$516

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Capitalization

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

The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. On October 13, 2017, the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic colorectal and gynecologic surgery. These indications cover 23 procedures, including benign and oncologic procedures. In May 2018, the indications for use expanded when the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery for a total of 28 indicated procedures. The Senhance System is available for sale in the United States, the European Union and select other countries.

The Senhance System is a multi-port robotic surgery system that allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement.

On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of  MST Medical Surgical Technologies, Inc., or MST, an Israeli-based medical technology company.  Through this acquisition the Company acquired MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark.  The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow it to expand the Senhance System to add augmented, intelligent vision capability. See Note 3 for a description of the related transaction.

During 2018 and early 2019, the Company successfully obtained FDA clearance and a CE Mark for 3 millimeter diameter instruments and its Senhance ultrasonic system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures.

The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. In December 2017, the Company entered into an agreement with Great Belief International Limited, or GBIL, to advance the SurgiBot System towards global commercialization. The agreement transferred ownership of the SurgiBot System assets, while the Company retained the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to have the SurgiBot System manufactured in China and obtain Chinese regulatory clearance from the China Food and Drug Administration while entering into a nationwide distribution agreement with China National Scientific and Instruments and Materials Company for the Chinese market. The agreement provides the Company with proceeds of at least $29.0 million, of which $15.0 million has been received to date. The remaining $14.0 million represents minimum royalties and will be paid beginning at the earlier of receipt of Chinese regulatory approval or March 2023.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2018 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; TransEnterix Japan KK and TransEnterix Israel Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to risks and uncertainties like any business as we try to increase product placements, enhance product offerings, establish long-term license arrangements, create collaborations / strategic alliances and expand into new markets.  We have incurred operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expense incurred and future cash flows, which suggest a wide range of possible future outcomes.

With the funds available at March 31, 2019, the Company believes current resources will be sufficient to fund its operations through the next twelve months.  The Company believes it has the ability to access additional funding through equity offerings, debt financings / restructuring, and/or other third-party sources to continue as a going concern into the foreseeable future.  No assurances can be given that we will ultimately be able to raise sufficient funds through other means to be able to continue operating our business at current levels beyond the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include identifiable intangible assets and goodwill, contingent consideration, warrant liabilities, stock compensation expense, revenue recognition, accounts receivable reserves, excess and obsolete inventory reserves, and deferred tax asset valuation allowances.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted cash at March 31, 2019 includes $0.6 million in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases. Restricted cash at December 31, 2018 includes $0.6 million in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases.

Short-term Investments

Short-term investments are considered to be “held-to-maturity” and are carried at amortized cost using the effective interest method. As of March 31, 2019 and December 31, 2018, short-term investments consisted of $22.9 million and $51.8 million, respectively, in U.S. government securities, all of which mature in less than a year.

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of March 31, 2019 and December 31, 2018. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the investments mature within 6 months and the underlying cash invested in these securities is not required prior to the investments maturity. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values, which are based on level 1 inputs as defined in Note 5. As of March 31, 2019 and December 31, 2018, the gross holding gains and losses were immaterial.

The Company reviews its short-term investments for other-than-temporary impairment if the cost exceeds the fair value. No such impairment was recorded as of March 31, 2019 and December 31, 2018.

Concentrations and Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, including amounts held in money market accounts and short-term investments. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s cash deposits may at times exceed the Federal Deposit Insurance Corporation’s insured limit. Balances in excess of federally insured limitations may not be insured. The Company’s short-term investments consist of U.S. government securities. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had five customers who constituted 90% of the Company’s net accounts receivable at March 31, 2019.  The Company had five customers who constituted 89% of the Company’s net accounts receivable at December 31, 2018. The Company had five customers who accounted for 81% of sales for the three months ended March 31, 2019 and two customers who accounted for 91% of sales for the three months ended March 31, 2018.

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

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets.  No impairment existed at March 31, 2019 or December 31, 2018.

Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence that a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. No impairment existed at March 31, 2019 or December 31, 2018.

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

Contingent Consideration

Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to business acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive (loss) income.

Warrant Liabilities

The Company’s Series B Warrants (see Note 14) are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 5). The warrant liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive (loss) income. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive (loss) income. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2019 and 2018 were not significant.

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

The Company’s system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system service. The Company’s system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a standalone basis.

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

The following table presents revenue disaggregated by type and geography:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
	(unaudited)
U.S.
Services	$133	$21
Total U.S. revenue	133	21

Outside of U.S. ("OUS")
Systems	1,287	3,454
Instruments and accessories	546	1,111
Services	215	181
Total OUS revenue	2,048	4,746

Total
Systems	1,287	3,454
Instruments and accessories	546	1,111
Services	348	202
Total revenue	$2,181	$4,767

The Company recognizes sales by geographic area based on the country in which the customer is based.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.8 million as of March 31, 2019.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.2 million and $0.1 million as of March 31, 2019 and 2018, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended March 31, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period was $0.3 million and $0.1 million, respectively.

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

Stock-Based Compensation

The Company follows ASC 718 “Stock Compensation”, which provides guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company recognizes compensation expense for stock-based awards based on estimated fair values on the date of grant for awards. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of restricted stock units is determined by the market price of the Company’s common stock on the date of grant. The expense associated with stock-based compensation is recognized on a straight-line basis over the requisite service period of each award.

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $3.0 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

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

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Segments

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 47% and 54% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2019 and December 31, 2018, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable and inventory of $115.5 million and $111.0 million at March 31, 2019 and December 31, 2018, respectively. Total assets outside of the U.S. excluding goodwill amounted to 40% and 34% of total consolidated assets at March 31, 2019 and December 31, 2018, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended March 31, 2019 and 2018, 6% and 0%, respectively, of net revenue were generated in the United States; 35% and 100% were generated in Europe; and 59% and 0% were generated in Asia.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 on January 1, 2019, whereby the accounting for share-based payments for nonemployees and employees will be substantially the same. With the adoption of ASU 2018-07, the Company recorded a charge to accumulated deficit of $7,000.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic (842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU 2018-11 Leases (Topic 842), Targeted Improvements, does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset, a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). As part of the adoption of ASC 842, the Company performed an assessment of the impact the new lease recognition standard will have on its consolidated financial statements. The Company’s leases relate to office equipment, company owned vehicles and corporate offices, all of which are classified as operating leases and include fixed payments. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement under the new lease recognition standard.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for them as a single component.  The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, using the effective date approach, and recorded lease ROU assets and related liabilities on its balance sheet without restating prior periods.  Many of the Company’s leases include base rental periods coupled with options to renew or terminate the lease, generally at the Company’s discretion.  In evaluating the lease term, the Company considers whether renewal is reasonably certain.  To the extent a significant economic incentive exists to renew the lease, the option is included within the lease term.  Based on the Company’s leases, renewal options generally do not provide a significant economic incentive and are therefore excluded from the lease term. The ROU asset is included in other long term assets on the consolidated balance sheets.  The current portion of operating lease liabilities are presented within accrued liabilities while the non-current portion of operating lease liabilities are presented within other long term liabilities on the consolidated balance sheets and represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate, which ranges between 7.0% and 8.5% based on the terms of the lease.  The weighted average discount rate as of March 31, 2019 was 8%.  There was no change to the Company’s consolidated statements of operations and comprehensive (loss) income or cash flows.

The details of this adjustment are summarized below.

	Balance at	Adjustments Due	Balance at
	December 31, 2018	to ASC 842	January 1, 2019
	(unaudited)
	(In thousands)
Assets
Other long term assets	$-	$1,751	$1,751

Liabilities and Stockholders' Equity
Accrued expenses	$-	$507	$507
Other long term liabilities	$-	$1,244	$1,244

As of March 31, 2019, the right-of-use asset totaled $1.5 million and is included within other long term assets on the consolidated balance sheet and the lease liability totaled $1.8 million, of which $0.7 million is classified as current within accrued expenses and $1.1 million is classified as noncurrent within other long term liabilities on the consolidated balance sheet.  Operating lease cost for the three months ended March 31, 2019 totaled $0.3 million and is included within operating expenses in the consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of March 31, 2019 was 2.52 years. Total cash paid for operating leases during the three-month period ended March 31, 2019 was $0.4 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The following table presents the minimum lease payments as of March 31, 2019 (in thousands):

April 1, 2019 to March 31, 2020	$959
April 1, 2020 to March 31, 2021	518
April 1, 2021 to March 31, 2022	441
April 1, 2022 to March 31, 2023	119
April 1, 2023 to March 31, 2024	18
Total minimum lease payments	2,055
Less: Amount of lease payments representing interest	(218)
Present value of future minimum lease payments	$1,837

3.	Acquisitions

MST Medical Surgery Technologies Ltd. Acquisition

On September 23, 2018, the Company entered into an Asset Purchase Agreement (the “MST Purchase Agreement”) with MST Medical Surgery Technologies Ltd., an Israeli private company (the “Seller”), and two of the Company’s wholly owned subsidiaries, as purchasers of the assets of the Seller, including the intellectual property assets (collectively, the “Buyers”). The closing of the transactions occurred on October 31, 2018, pursuant to which the Company acquired the Seller’s assets consisting of intellectual property and tangible assets related to surgical analytics with its core image analytics technology designed to empower and automate the surgical environment, with a focus on medical robotics and computer-assisted surgery. The core technology acquired under the MST Purchase Agreement is a software-based image analytics information platform powered by advanced visualization, scene recognition, artificial intelligence, machine learning and data analytics.

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

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill resulting from this acquisition arises largely from synergies expected from combining the intellectual property acquired from MST with the Company’s existing intellectual property as well as acquired employees. The goodwill is deductible for income tax purposes.

No revenue and a net loss of $0.6 million associated with MST’s operations are included in the consolidated financial statements for the three months ended March 31, 2019.

Senhance Surgical Robotic System

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System.

Under the terms of the Purchase Agreement, the consideration consisted of the issuance of 15,543,413 shares of the Company’s common stock (the “Securities Consideration”) and approximately $25.0 million U.S. Dollars and €27.5 million Euro in cash consideration (the “Cash Consideration”). On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). The initial Securities Consideration was issued in full at the closing of the Senhance Acquisition; under the Amendment, the second tranche of the Cash Consideration was restructured, and an additional issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million occurred in January 2017. Following the Amendment, he total Cash Consideration was $25.0 million U.S. Dollars and approximately €22.5 million Euro, of which all but  €15.1 million  has been paid as of March 31, 2019.  The majority of the remaining Cash Consideration to be paid is the third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter. The Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System.

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

4.	Cash, Cash Equivalents, and Restricted Cash

Restricted cash at March 31, 2019 and December 31, 2018 includes $0.6 million in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

5.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months March 31, 2019 and the year ended December 31, 2018.

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

The carrying values of accounts receivable, short-term investments, interest receivable, accounts payable, and certain accrued expenses at March 31, 2019 and December 31, 2018, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of March 31, 2019 and December 31, 2018, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.

The following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2019
	(In thousands)
	(unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$25,545	$—	$—	$25,545
Restricted cash	578	—	—	578
Total Assets measured at fair value	$26,123	$—	$—	$26,123
Liabilities measured at fair value
Contingent consideration	$—	$—	$11,635	$11,635
Warrant liabilities	—	—	$4,742	$4,742
Total liabilities measured at fair value	$—	$—	$16,377	$16,377

	December 31, 2018
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$21,061	$—	$—	$21,061
Restricted cash	590	—	—	590
Total Assets measured at fair value	$21,651	$—	$—	$21,651
Liabilities measured at fair value
Contingent consideration	$—	$—	$10,637	$10,637
Warrant liabilities	—	—	4,636	4,636
Total liabilities measured at fair value	$—	$—	$15,273	$15,273

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $1.0 million for the three months ended March 31, 2019 was primarily due to the passage of time. The change in fair value of the contingent consideration of $0.6 million for the three months ended March 31, 2018 was primarily due to the passage of time on the fair value measurement and the impact of foreign currency exchange rates.  Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive (loss) income.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of one share of the Company’s Common Stock, a Series A warrant to purchase one share of Common Stock with an exercise price of $1.00 per share  (the “Series A Warrants”), and a Series B warrant to purchase 0.75 shares of Common Stock with an exercise price of $1.00 per Unit (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”), at an offering price of $1.00 per Unit. Each Series A Warrant was exercisable at any time beginning on the date of issuance, and from time to time thereafter, through and including the first anniversary of the issuance date, unless terminated earlier as provided in the Series A Warrant. Receipt of 510(k) clearance for the Senhance System on October 13, 2017 triggered the acceleration of the expiration date of the Series A Warrants to October 31, 2017. Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.

The fair value of the Series A Warrants of $2.5 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 1 year, risk free rate of 1.07%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s Common Stock. All Series A Warrants were exercised as of December 31, 2017.

The change in fair value of all outstanding Series B Warrants for the three months ended March 31, 2019 and 2018 of an increase of $0.1 million and a decrease of $1.8 million, respectively, was included in the Company’s consolidated statements of operations and comprehensive (loss) income. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B Warrants:

			April 28, 2017
Series B	March 31, 2019	December 31, 2018	(date of issuance)
Fair value	$4.7 million	$4.6 million	$6.2 million
Valuation methodology	Monte Carlo	Monte Carlo	Black-Scholes Merton
Term	3.08 years	3.32 years	5 years
Risk free rate	2.21%	2.47%	1.81%
Dividends	—	—	—
Volatility	82.37%	87.60%	73.14%
Share price	$2.38	$2.26	$0.65
Probability of additional financing	100% in 2019	100% in 2019	Not Applicable

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 with the exception of the warrant liability, which is explained above as of March 31, 2019 and December 31, 2018:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2019 to 2022
		Discount rate	10% to 12%

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the three months ended March 31, 2019:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	(unaudited)
	Common stock	Contingent
	warrants	consideration
Balance at December 31, 2018	$4,636	$10,637
Change in fair value	106	998
Balance at March 31, 2019	$4,742	$11,635
Current portion	—	70
Long-term portion	4,742	11,565
Balance at March 31, 2019	$4,742	$11,635

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	March 31,	December 31,
	2019	2018
	(In thousands)
	(unaudited)
Gross accounts receivable	$8,610	$8,640
Allowance for uncollectible accounts	(79)	(80)
Total accounts receivable, net	$8,531	$8,560

7.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
	(unaudited)
Finished goods	$6,471	$5,439
Raw materials	8,726	5,502
Total inventories	$15,197	$10,941

8.	Other Current Assets

The following table presents the components of other current assets:

	March 31,	December 31,
	2019	2018
	(In thousands)
	(unaudited)
Advances to vendors	$8,578	$7,758
Prepaid expenses	1,593	1,438
Other receivables	40	9
Total	$10,211	$9,205

9.	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$12,425	$12,320
Computer equipment	2,297	2,260
Furniture	635	639
Leasehold improvements	2,272	2,280
Total property and equipment	17,629	17,499
Accumulated depreciation and amortization	(11,706)	(11,162)
Property and equipment, net	$5,923	$6,337

Depreciation expense was approximately $0.6 million and $0.7 million, for the three months ended March 31, 2019 and 2018, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3, and goodwill of $9.6 million was recorded in connection with the MST Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the three months ended March 31, 2019 is as follows:

Goodwill
(In thousands)
(unaudited)
Balance at December 31, 2018	$80,131
Foreign currency translation impact	(622)
Balance at March 31, 2019	$79,509

Accumulated impairment of goodwill as of March 31, 2019 and December 31, 2018 was $61.8 million.

No impairment was recorded as of March 31, 2019 and December 31, 2018. No impairment was recorded during the three months ended March 31, 2019 or 2018.

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

The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended March 31, 2019 is as follows:

In-Process Research and Development
(In thousands)
(unaudited)
Balance at December 31, 2018	$10,747
Foreign currency translation impact	(220)
Balance at March 31, 2019	$10,527

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

As described in Note 3, on September 21, 2015, the Company acquired all of the assets related to the Senhance System and recorded $17.1 million of IPR&D. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 45% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions. On October 13, 2017, upon regulatory approval and the ability to commercialize the products associated with the IPR&D assets, the assets were deemed definite-lived, reclassified to intellectual property and are now being amortized based on their estimated useful lives.

In November 2016, the Company agreed to enter into a technology and patents purchase agreement with Sofar to acquire from Sofar certain technology and intellectual property rights related to the Senhance Acquisition, and formerly licensed by the Company.  The technology and patents were acquired in 2017 at an acquisition price of $0.4 million.

The components of gross intellectual property, accumulated amortization, and net intellectual property as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019				December 31, 2018
	(In thousands)				(In thousands)
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$66,413	$(33,151)	$2,720	$35,982	$66,413	$(30,550)	$3,495	$39,358
Technology and patents purchased	400	(82)	22	$340	400	(72)	30	358
Total intellectual property	$66,813	$(33,233)	$2,742	$36,322	$66,813	$(30,622)	$3,525	$39,716

The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.5 years and 8.1 years, respectively as of March 31, 2019.  The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.8 years and 8.3 years, respectively as of December 31, 2018.

11.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 4.6% for the year ending December 31, 2019. This rate does not include the impact of any discrete items. The Company incurred losses for the three month period ended March 31, 2019 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax asset in those jurisdictions. The Swiss jurisdiction has indefinite-lived intangibles that create deferred tax liabilities which cannot be offset against the deferred tax assets, resulting in a net deferred tax liability recorded in that jurisdiction. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction. The deferred tax benefit during the three months ended March 31, 2019 and 2018, was approximately $0.6 million and $0.9 million, respectively. The Israeli jurisdiction was profitable through March 31, 2019 and is projected to be profitable for the year ending December 31, 2019. Consequently, $0.02 million of current tax expense was recorded during the three months ended March 31, 2019 for this jurisdiction.

The Company’s effective tax rate for each of the three month periods ended March 31, 2019 and 2018 was 2.6% and 50.2%, respectively. At March 31, 2019, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, no GILTI-related deferred amounts were recorded in 2017. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2018 or 2019; no GILTI tax has been recorded for the three months ending March 31, 2019 or 2018.

12.	Accrued Expenses

The following table presents the components of accrued expenses:

	March 31,	December 31,
	2019	2018
	(In thousands)
	(unaudited)
Compensation and benefits	$2,125	$6,225
Consulting and other vendors	1,933	895
Other	646	539
Lease liability	733	—
Royalties	365	498
Legal and professional fees	380	432
Deferred rent	—	391
Taxes and other assessments	602	383
Interest	260	256
Total	$7,044	$9,619

13.	Notes Payable

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender has agreed to make certain term loans to the Company in the aggregate principal amount of up to $40.0 million, with funding of the first $20.0 million tranche occurring on May 23, 2018 (the “Initial Funding Date”). On October 23, 2018, the Lender funded the second tranche of $10.0 million under the Hercules Loan Agreement.  The Company is entitled to make interest-only payments until December 1, 2020, and at the end of the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default. As further described in Note 18, the Company amended the Hercules Loan Agreement to eliminate the availability of the Tranche III loan facility, add a new Tranche IV loan facility of up to $20.0 million, revise certain financial covenants and make other changes.

The term loans bear interest at a rate equal to the greater of (i) 9.55% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. Following the draw of the third tranche, the Fixed Rate will be reduced to 9.20% effective on the first interest payment date to occur during the first fiscal quarter following the draw of the third tranche. On the Initial Funding Date, the Company was obligated to pay a facility fee of $0.4 million, recorded as a debt discount. The Company also incurred other debt issuance costs totaling $1.1 million in conjunction with its entry into the Hercules Loan Agreement. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of the loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded. The final payment fee is accreted to interest expense over the life of the term loan and included within notes payable on the consolidated balance sheet.

The Company’s obligations under the Hercules Loan Agreement are guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. As of March 31, 2019, the Company was in compliance with its debt covenants. The Agent is granted the option to invest up to $2.0 million in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.

In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing loan and security agreement (the “Innovatus Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”). The Company recognized a loss of $1.4 million on the extinguishment of notes payable which is included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. The Company paid $0.7 million in final payment obligations and $0.3 million in prepayment fees under the Innovatus Loan Agreement upon repayment.

Under the Innovatus Loan Agreement, entered into on May 10, 2017, Innovatus agreed to make certain term loans in the aggregate principal amount of up to $17.0 million. Funding of the first $14.0 million tranche occurred on May 10, 2017.

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

In connection with the Innovatus funding, the Company paid a facility fee of $0.2 million on the date of funding of the first tranche and incurred additional debt issuance costs of approximately $1.2 million, recorded as a debt discount.  In addition, the Company issued warrants to Innovatus to purchase shares of the Company’s common stock that will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche entitle Innovatus to purchase up to 1,244,746 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company estimated the fair value of the warrants to be $0.3 million. The value of the warrants was classified as equity and recorded as a discount to the loan.  The debt discount was amortized as interest expense using the effective interest method over the life of the loan. As of December 31, 2018, the unamortized debt discount was $0.

In connection with its entrance into the Innovatus Loan Agreement, the Company repaid its then-existing credit facility with Silicon Valley Bank and Oxford Finance LLC, which loan and security agreement, as subsequently amended and restated is referred to as the “SVB Loan Agreement.” The Company recognized a loss of $0.3 million on the extinguishment of notes payable which is included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid $1.3 million in final payment obligations and $0.3 million in facility fees under the SVB Loan Agreement upon repayment.

In connection with the issuance of the notes payable and amendments under the SVB Loan Agreement, the Company incurred approximately $0.4 million in debt issuance costs paid to Silicon Valley Bank and Oxford Finance and third parties and $0.3 million in debt issuance costs related to issuance of warrants to such Prior Lenders. The unamortized balance of $0.1 million as of December 31, 2016, was amortized using the effective interest method, until the debt was extinguished in May 2017. At the time of extinguishment in May 2017, $0.1 million of unamortized debt issuance costs were included in the loss on extinguishment of notes payable.

14.	Warrants

The following table summarizes the change in warrants for the three months ended March 31, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Weighted
	Number of	Exercise	Contractual	Average
	Warrants	Price	Life (in years)	Fair Value
Outstanding at December 31, 2018	4,329,437	$1.03	3.7	$0.26
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2019	4,329,437	$1.03	3.5	$0.26

15.	Purchase Agreement, Controlled Equity Offering and Public Offering of Common Stock

On December 28, 2018, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “2018 Sales Agreement”) with Stifel, as sales agent, pursuant to which the Company can sell through Stifel, from time to time, up to $75.0 million in shares of common stock in an at-the-market offering. All sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2018 Sales Agreement. Unless otherwise terminated earlier, the 2018 Sales Agreement continues until all shares available under the Sales Agreement have been sold or termination of the 2018 Sales Agreement by the Company or by Stifel. As of March 31, 2019, there were no sales of common stock under the 2018 Sales Agreement.

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

The amounts offered and sold under the 2017 Sales Agreement are as set forth below (in thousands, except per share amounts):

2017 Sales Agreement
Year Ended December 31, 2017
Total shares of common stock sold	15,998.5
Average price per share	$3.13
Gross proceeds	$50,000
Commissions earned by Cantor	$1,500
Other issuance costs	$97

16.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options, warrants and restricted stock units. In computing diluted net loss per share for the three months ended March 31, 2019 and 2018, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive. As of March 31, 2019, there were 25,625,607 outstanding options, 4,329,437 outstanding warrants, and 6,206,257 unvested restricted stock units.

17.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain regulatory and commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million. As of March 31, 2019 and December 31, 2018, the fair value of the contingent consideration was $11.6 million and $10.6 million, respectively.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the three months ended March 31, 2019 or the year ended December 31, 2018.

18.	Subsequent Event

Effective April 30, 2019, the Hercules Loan Agreement was amended (the “Hercules Amendment”) to eliminate the availability of the Tranche III Loan facility, add a new Tranche IV Loan facility of up to $20 million, revise certain financial covenants and make other changes.  The availability of advances under the Tranche IV Loan is not milestone-based, rather the Company can request advances in minimum $5 million increments at any time during the period from July 1, 2019 through December 31, 2020, subject to the funding discretion of the Lender. The monthly trailing six month net revenue financial covenant was amended to be tested quarterly and to change the projected net revenue percentage to be met for the six months ending on the last day of each fiscal quarter.  If such quarterly financial covenant is not achieved as of the last day of any fiscal quarter, as tested on the thirtieth day after quarter end, the Company must comply with the waiver conditions in the Hercules Amendment from such test date until the next quarterly test date.  The Hercules Amendment was executed by the parties on May 7, 2019.

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

On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of MST Medical Surgical Technologies, Inc., or MST, an Israeli-based medical device company.  Through this acquisition the Company acquired MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark. The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow it to expand the Senhance System to add augmented, intelligent vision capability.

During 2018 and early 2019, the Company successfully obtained FDA clearance and CE Mark for 3 millimeter diameter instruments and its Senhance ultrasonic system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions, and the ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures.

The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. In December 2017, the Company entered into an agreement with Great Belief International Limited, or GBIL, to advance the SurgiBot System towards global commercialization. The agreement transferred ownership of the SurgiBot System assets, while the Company retained the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to have the SurgiBot System manufactured in China and obtain Chinese regulatory clearance from the China Food and Drug Administration while entering into a nationwide distribution agreement with China National Scientific and Instruments and Materials Company for the Chinese market. The agreement provides the Company with proceeds of at least $29 million, of which $15 million has been received to date.  The remaining $14.0 million, representing minimum royalties, will be paid beginning at the earlier of receipt of Chinese regulatory approval or March 2023.

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

Since inception, we have been unprofitable. As of March 31, 2019, we had an accumulated deficit of $531.9 million.

We expect to continue to invest in research and development and sales and marketing and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

We operate in one business segment.

Debt Refinancing

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender has agreed to make certain term loans to the Company in the aggregate principal amount of up to $40.0 million, with funding of the first $20.0 million tranche occurring on May 23, 2018 (the “Initial Funding Date”). On October 23, 2018, the Lender funded the second tranche of $10.0 million under the Hercules Loan Agreement.  The Company is entitled to make interest-only payments until December 1, 2020, and at the end of the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default. The Company is in compliance with its debt covenants under the Hercules Loan Agreement as of March 31, 2019. Effective April 30, 2019, the Hercules Loan Agreement was amended (the “Hercules Amendment”) to eliminate the availability of the Tranche III loan facility, add a new Tranche IV loan facility of up to $20 million, revise certain financial covenants and make other changes.

The term loans bear interest at a rate equal to the greater of (i) 9.55% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.0%. Following the draw of the third tranche, the Fixed Rate will be reduced to 9.2% effective on the first interest payment date to occur during the first fiscal quarter following the draw of the third tranche. On the Initial Funding Date, the Company was obligated to pay a facility fee of $0.4 million. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded.

The Company’s obligations under the Hercules Loan Agreement are guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. The Agent is granted the option to invest up to $2.0 million in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.

In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing credit facility with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”) entered into on May 10, 2017, which loan and security agreement is referred to as the Innovatus Loan Agreement. For a description of the Innovatus Loan Agreement, see “Notes to Consolidated Financial Statements (Unaudited)– Note. 13. Notes Payable”, and incorporated by reference herein.

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

Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date, or by May 3, 2022. As of March 31, 2019, Series B Warrants representing approximately 15.9 million shares had been exercised.

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

The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Series A Warrants or Series B Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The net proceeds to the Company from the exercise of all of the Series A Warrants and the Series B Warrants exercised prior to March 31, 2019 were approximately $37.6 million.

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

Lincoln Park Purchase Agreement

On December 16, 2016, we entered into a purchase agreement, or the LPC Purchase Agreement, with Lincoln Park Capital Fund, LLC, an Illinois limited liability company, or Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $25.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Effective April 27, 2017, we terminated the LPC Purchase Agreement. The LPC Purchase Agreement provided us with an election to terminate the Purchase Agreement for any reason or for no reason by delivering a notice to Lincoln Park, and we did not incur any early termination penalties in connection with the termination of the LPC Purchase Agreement. Prior to termination, we sold shares of our common stock to Lincoln Park under the LPC Purchase Agreement for gross proceeds of approximately $5.7 million.

At-the-Market Offerings

On December 28, 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2018 Sales Agreement with Stifel, under which we could offer and sell, through Stifel, up to approximately $75.0 million in shares of common stock in an at-the-market offering, or the 2018 ATM Offering. All sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We will pay Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2018 Sales Agreement. Unless otherwise terminated earlier, the 2018 Sales Agreement continues until all shares available under the Sales Agreement have been sold or termination of the 2018 Sales Agreement by the Company or by Stifel. As of March 31,2019, there were no sales of common stock under the 2018 ATM Offering.

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

Under the terms of the Purchase Agreement, the consideration consisted of the issuance of 15,543,413 shares of the Company’s common stock, or the Securities Consideration, and approximately $25.0 million U.S. Dollars and €27.5 million Euro in cash consideration, or the Cash Consideration. The Securities Consideration was issued in full at closing of the acquisition; the Cash Consideration was or will be paid in four tranches, with U.S. $25.0 million paid at closing and the remaining Cash Consideration of €27.5 million to be paid in three additional tranches based on achievement of negotiated milestones. On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement to restructure the terms of the second tranche of the Cash Consideration. Under the Amendment, the second tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million, which were issued on January 4, 2017. The price per share was $1.404 and was calculated based on the average of the closing prices of the Company’s common stock on ten consecutive trading days ending one day before the execution of the Amendment.

The issuance of the initial Securities Consideration was effected as a private placement of securities under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. The issuance of the additional shares in January 2017 was made under an existing shelf registration statement on Form S-3.

As of March 31, 2019, the Company has paid all Cash Consideration due under the second tranche and approximately €2.4 million of the €2.5 million due under the fourth tranche. The fourth tranche of the Cash Consideration is payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year.

The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.

Registration Rights

In connection with the Senhance Acquisition, we also entered into a Registration Rights Agreement, dated as of September 21, 2015, with the Seller, pursuant to which we agreed to register the Securities Consideration shares for resale following the end of the lock-up periods. The resale Registration Statement has been filed and is effective.

Results of Operations

Revenue

In the first quarter of 2019, our revenue consisted of product and service revenue resulting from the sale of a total of one Senhance System in Asia, and related instruments, accessories and services for current and prior year system sales. In the first quarter of 2018, our revenue consisted of product and service revenue resulting from the sale of a total of two Senhance Systems in Europe, and related instruments, accessories and services.

We expect to experience some unevenness in the number and trend, and average selling price, of units sold given the early stage of commercialization of our products.

Product and service revenue for the three months ended March 31, 2019 decreased to $2.2 million compared to $4.8 million for the three months ended March 31, 2018. The $2.6 million decrease was the result of the unevenness in units sold during the early stage of commercialization.

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

Cost of revenue for the three months ended March 31, 2019 decreased to $2.5 million as compared to $2.6 million for the three months ended March 31, 2018. This decrease over the prior year period was the result of decreased sales, offset by increased costs for manufacturing overhead and field service.

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

R&D expenses for the three months ended March 31, 2019 increased 8% to $5.7 million as compared to $5.3 million for the three months ended March 31, 2018. The $0.4 million increase primarily relates to increased personnel related costs of $1.1 million and increased supplies expense of $0.1 million, offset by decreased other costs of $0.7 million and decreased consulting and outside service costs of $0.1 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to continue to increase significantly in support of our Senhance System commercialization.

Sales and marketing expenses for the three months ended March 31, 2019 increased 28% to $7.7 million compared to $6.0 million for the three months ended March 31, 2018. The $1.7 million increase was primarily related to increased travel related expenses of $0.6 million, increased personnel related costs of $0.3 million, increased demonstration product costs of $0.3 million, increased consulting and outside service costs of $0.2 million, increased tradeshow costs of $0.2 million and increased other costs of $0.1 million as we increased our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System.

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

General and administrative expenses for the three months ended March 31, 2019 increased 70% to $4.6 million compared to $2.7 million for the three months ended March 31, 2018. The $1.9 million increase was primarily due to increased personnel costs of $1.1 million, increased outsourced services expense of $0.6 million and increased other costs of $0.2 million. The increase primarily relates to increased support of sales, marketing, and research and development efforts as we shift to commercialization.

Loss (Gain) from Sale of SurgiBot Assets, Net

The loss from the sale of SurgiBot assets to GBIL of $0.1 million for the three months ended March 31, 2019 was primarily due to additional outside service costs to transfer the assets. The gain from the sale of SurgiBot assets, net of $12.0 million for the three months ended March 31, 2018, is further explained in the “Overview” section.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2019 decreased to $2.6 million compared to $2.8 million for the three months ended March 31, 2018. The $0.2 million decrease was primarily the result of foreign currency exchange rates.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.0 million increase for the three months ended March 31, 2019 compared to a $0.6 million increase for the three months ended March 31, 2018. The $0.4 million increase was primarily due to the passage of time on the fair value measurement and the impact of foreign currency exchange rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was a $0.1 million increase for the three months ended March 31, 2019 compared to $1.8 million decrease for the three months ended March 31, 2018. The net $1.9 million decrease for the three months ended March 31, 2019 includes remeasurement of the outstanding warrants at March 31, 2019. The expense related to the warrants outstanding at March 31, 2019 was primarily the result of the difference between the stock price at March 31, 2019 and at December 31, 2018. All Series A Warrants were exercised as of December 31, 2018.

Interest Income

Interest income for the three months ended March 31, 2019 was $0.3 million for the three months ended March 31, 2019 and 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 increased to $1.1 million compared to $0.7 million for the three months ended March 31, 2018. The $0.4 million increase was primarily related to the increase in notes payable.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.6 million and $0.9 million of income tax benefit for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to risks and uncertainties like any business as we try to increase product placements, enhance product offerings, establish long-term license arrangements, create collaborations / strategic alliances and expand into new markets.  We have incurred operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expense incurred and future cash flows, which suggest a wide range of possible future outcomes.

With the funds available at March 31, 2019, the Company believes current resources will be sufficient to fund its operations through the next twelve months.  The Company believes it has the ability to access additional funding through equity offerings, debt financings / restructuring, and/or other third-party sources to continue as a going concern into the foreseeable future.  No assurances can be given that we will ultimately be able to raise sufficient funds through other means to be able to continue operating our business at current levels beyond the next twelve months.

Sources of Liquidity

Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

We currently have one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. The shelf registration statement was declared effective by the SEC on May 19, 2017. We have raised $50.0 million in gross proceeds and approximately $48.5 million in net proceeds under such shelf registration statement through the sale of all the shares available under the 2017 ATM Offering. On December 28, 2018, we entered into the 2018 Sales Agreement with Stifel, as sales agent, pursuant to which we can sell through Stifel, from time to time, up to $75.0 million in shares of common stock in an at-the-market offering under the shelf registration statement. As of March 31, 2019, we had $25.0 million available for future financings under such shelf registration statement.

At March 31, 2019, we had cash and cash equivalents, excluding restricted cash, of approximately $25.5 million.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2019	2018
(in millions)
Net cash (used in) provided by
Operating activities	$(24.2)	$(12.3)
Investing activities	29.0	4.3
Financing activities	(0.3)	4.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	$4.4	$(3.2)

Operating Activities

For the three months ended March 31, 2019, cash used in operating activities of $24.2 million consisted of a net loss of $22.5 million and cash used for working capital of $8.7 million, offset by non-cash items of $7.0 million. The non-cash items primarily consisted of $3.0 million of stock-based compensation expense, $2.7 million of net amortization, $1.0 million change in fair value of contingent consideration, $0.6 million of depreciation, $0.2 million interest expense on deferred consideration related to the MST acquisition, and $0.1 million change in fair value of warrant liabilities, offset by $0.6 million deferred income tax benefit. The decrease in cash from changes in working capital included $4.6 million increase in inventories, $2.7 million increase in other current and long term assets, $2.5 million decrease in accrued expenses, $0.2 million decrease in deferred revenue, and $0.1 million increase in accounts receivable, offset by $0.3 million increase in accounts payable and $1.1 million increase in other long term liabilities.

Investing Activities

For the three months ended March 31, 2019, net cash provided by investing activities was $29.0 million. This amount primarily consists of $40.0 million in proceeds from maturities of short-term investments, offset by $10.9 million purchase of short-term investments and $0.1 million purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $0.3 million. This amount was primarily related to $0.5 million related to the taxes withheld on RSU awards, offset by $0.2 million in proceeds from the exercise of stock options and warrants.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs through at least the next 12 months. We intend to spend substantial amounts on commercial activities, on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, the enhancement and protection of our intellectual property, and on contingent consideration payments in connection with the acquisition of the Senhance System. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, strategic collaborations and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.5 million at March 31, 2019, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Hercules Loan Agreement

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into the Hercules Loan Agreement with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement and Hercules Capital, Inc., as administrative agent and Collateral Agent. Effective April 30, 2019, the Hercules Loan Agreement was amended to eliminate the availability of the Tranche III loan facility, add a new Tranche IV loan facility of up to $20 million, revise certain financial covenants and make other changes.  Please see the description of the Hercules Loan Agreement above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‑ Debt Refinancing.”

Innovatus Loan Agreement

On May 10, 2017, the Company and its domestic subsidiaries, as co-borrowers, entered into the Innovatus Loan Agreement with Innovatus Life Sciences Lending Fund I, LP, as lender and collateral agent.  Please see the description of the Innovatus Loan Agreement above in “Notes to Consolidated Financial Statements (Unaudited)– Note. 13.  Notes Payable.”, and incorporated by reference herein.

In connection with the entry into the Hercules Loan Agreement, the proceeds of which were used to repay the Innovatus Loan, we were obligated to pay final payment and prepayment fees under the Innovatus Loan Agreement. The final payment fee obligation was $1.0 million and was paid during the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal 2018 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, business acquisitions, in-process research and development, contingent consideration, warrant liabilities, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions.

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

As of December 31, 2018, we elected to bypass the qualitative assessment and calculated the fair value of our sole reporting unit based on our market capitalization, which exceeded the carrying amount. Accordingly, no charge for goodwill impairment was required as of December 31, 2018.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Key assumptions used in the annual goodwill impairment test are highly judgmental and include selection of comparable companies and amount of control premium. Any change in these indicators or key assumptions could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

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

The IPR&D from MST was acquired on October 31, 2018.

Contingent Consideration

Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The fair value of the contingent consideration at each reporting date will be updated by reflecting the changes in fair value in our statements of operations and comprehensive (loss) income.

Warrant Liabilities

For the Series B Warrants, the warrants are recorded as liabilities and are revalued at each reporting period. The change in fair value is recognized in the consolidated statements of operations and comprehensive (loss) income. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Fiscal 2018 Form 10-K, as well as the notes to the consolidated financial statements above in this Form 10-Q, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive (Loss) Income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations and Comprehensive (Loss) Income, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates and foreign currency exchange rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of March 31, 2019, approximately 100% of the investment portfolio was in cash equivalents and short-term investments with very short-term maturities and therefore not subject to any significant interest rate fluctuations.

Foreign Currency Exchange Rate Risk

We conduct operations in several different countries, including the United States and throughout Europe and Asia, and portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, Euros or other currencies. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We have not historically hedged our exposure to foreign currency fluctuations.  Accordingly, increases or decreases in the value of the U.S. dollar against the Euro and other currencies could materially affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

During the three months ended March 31, 2019, 94% of our revenue and approximately 39% of our operating expenses were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $2.4 million and operating expenses by approximately $4.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that we implemented internal controls and key system functionality to enable the preparation of financial information upon the adoption of ASC 842, Leases.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2018 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2019	—	$—	—	—
February 1 - 28, 2019	194,131	2.57	—	—
March 1 - 31, 2019	—	—	—	—
Total	194,131	$2.57	—	—

(1)

These amounts consist of 194,131 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the vesting date.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information

Effective April 30, 2019, the Hercules Loan and Security Agreement was amended to eliminate the availability of the Tranche III loan facility, add a new Tranche IV loan facility of up to $20 million, revise certain financial covenants and make other changes.  The availability of advances under the Tranche IV loan facility is not milestone-based, rather the Company can request advances in minimum $5 million increments at any time during the period from July 1, 2019 through December 31, 2020, subject to the funding discretion of the Lender.   The monthly trailing six month net revenue financial covenant was amended to be tested quarterly and to change the projected net revenue percentage to be met for the six months ending on the last day of each fiscal quarter.  If such quarterly financial covenant is not achieved as of the last day of any fiscal quarter, as tested on the thirtieth day after quarter end, the Company must comply with the waiver conditions in the Hercules Amendment from such test date until the next quarterly test date.  The Hercules Amendment was executed by the parties on May 7, 2019. This summary of the principal terms of the Hercules Amendment is not complete.  The Hercules Amendment is attached as an Exhibit to this Form 10-Q Quarterly Report and incorporated by reference herein.

Item 6.EXHIBITS

Exhibit No.	Description

10.1 +

TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, as amended and restated effective April 24, 2019 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 26, 2019 and incorporated by reference herein).

10.2 *!

First Amendment to Loan and Security Agreement, dated as of May 7, 2019, and effective as of April 30, 2019, by and among TransEnterix, Inc., TransEnterix Surgical, Inc., TransEnterix International, Inc., SafeStitch, LLC, the several banks party to the Loan and Security Agreement and Hercules Capital, Inc., as administrative agent and collateral agent.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

+	A management contract, compensatory plan or arrangement required to be separately identified.
*	Filed herewith.
!	Portions of this exhibit have been omitted because the information is not material and would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: May 9, 2019	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

	By:	/s/ Joseph P. Slattery
Date: May 9, 2019	Joseph P. Slattery
Executive Vice President and Chief Financial Officer