Form 10-Q
period 2019-06-03
TRANSENTERIX, INC.
filed 2019-08-08
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-19437
_________________________________________________
TRANSENTERIX, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________

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

Large accelerated filer	X	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
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
The number of shares outstanding of the registrant’s common stock, as of August 7, 2019 was 217,742,389

TRANSENTERIX, INC.
TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS
In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019, or the Fiscal 2018 Form 10-K, and other filings we make with the Securities and Exchange Commission, or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix International Inc.; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd; TransEnterix Japan KK; TransEnterix Israel Ltd. and TransEnterix Netherlands B.V.
Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

TransEnterix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$3,639	$6,389	$5,820	$11,156
Cost of revenue	3,936	3,732	6,403	6,287
Gross (loss) profit	(297)	2,657	(583)	4,869
Operating Expenses (Income)
Research and development	6,295	5,281	11,950	10,546
Sales and marketing	7,868	6,046	15,542	12,016
General and administrative	4,489	3,627	9,049	6,303
Amortization of intangible assets	2,585	2,743	5,196	5,570
Change in fair value of contingent consideration	960	812	1,958	1,439
Acquisition related costs	—	—	45	—
Loss (gain) from sale of SurgiBot assets, net	—	37	97	(11,959)
Total Operating Expenses	22,197	18,546	43,837	23,915
Operating Loss	(22,494)	(15,889)	(44,420)	(19,046)
Other Income (Expense)
Change in fair value of warrant liabilities	2,528	(17,507)	2,422	(15,678)
Interest income	178	320	496	590
Interest expense	(1,061)	(2,056)	(2,177)	(2,712)
Other (expense) income	(191)	1	(496)	(57)
Total Other Income (Expense), net	1,454	(19,242)	245	(17,857)
Loss before income taxes	(21,040)	(35,131)	(44,175)	(36,903)
Income tax benefit	869	883	1,479	1,773
Net loss	$(20,171)	$(34,248)	$(42,696)	$(35,130)
Comprehensive loss
Foreign currency translation gain (loss)	1,240	(4,398)	(709)	(2,090)
Comprehensive loss	$(18,931)	$(38,646)	$(43,405)	$(37,220)
Net loss per common share:
Basic	(0.09)	(0.17)	(0.20)	(0.17)
Diluted	(0.10)	(0.17)	(0.21)	(0.17)
Weighted average number of shares used in computing net loss per common share:
Basic	217,471	204,504	217,135	202,214
Diluted	218,579	204,504	218,579	202,214
See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,302	$21,061
Short-term investments	9,973	51,790
Accounts receivable, net	5,669	8,560
Inventories	20,091	10,941
Interest receivable	30	26
Other current assets	10,240	9,205
Total Current Assets	69,305	101,583
Restricted cash	712	590
Property and equipment, net	5,782	6,337
Intellectual property, net	34,190	39,716
In-process research and development	10,667	10,747
Goodwill	79,904	80,131
Other long term assets	2,818	203
Total Assets	$203,378	$239,307
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,039	$4,433
Accrued expenses	8,182	9,619
Deferred revenue – current portion	897	1,733
Contingent consideration – current portion	74	72
Deferred consideration - MST Acquisition	6,310	5,962
Total Current Liabilities	22,502	21,819
Long Term Liabilities
Deferred revenue – less current portion	68	109
Contingent consideration – less current portion	12,521	10,565
Notes payable – net of debt discount	29,528	28,937
Warrant liabilities	2,214	4,636
Net deferred tax liabilities	3,164	4,720
Other long term liabilities	1,894	—
Total Liabilities	71,891	70,786
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2019 and December 31, 2018; 217,625,492 and 216,345,984 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	217	216
Additional paid-in capital	682,736	676,373
Accumulated deficit	(552,095)	(509,406)
Accumulated other comprehensive income	629	1,338
Total Stockholders’ Equity	131,487	168,521
Total Liabilities and Stockholders’ Equity	$203,378	$239,307

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	216,346	$216	—	—	$676,373	$(509,406)	$1,338	$168,521
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Exercise of stock options and warrants	159	—	—	—	236	—	—	236
Award of restricted stock units	613	1	—	—	—	—	—	1
Return of common stock to pay withholding taxes on restricted stock	—	—	194	—	(499)	—	—	(499)
Cancellation of treasury stock	—	—	(194)	—	—	—	—	—
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	(7)	7	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,949)	(1,949)
Net loss	—	—	—	—	—	(22,525)	—	(22,525)
Balance, March 31, 2019	217,118	$217	—	—	$679,084	$(531,924)	$(611)	$146,766
Stock-based compensation	—	—	—	—	3,355	—	—	3,355
Exercise of stock options and warrants	324	—	—	—	297	—	—	297
Award of restricted stock units	183	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	1,240	1,240
Net loss	—	—	—	—	—	(20,171)	—	(20,171)
Balance, June 30, 2019	217,625	$217	—	—	$682,736	$(552,095)	$629	$131,487

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	199,282	$199	—	—	$621,261	$(447,640)	$5,028	$178,848
Stock-based compensation	—	—	—	—	1,834	—	—	1,834
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	11	—	—	11
Exercise of stock options and warrants	1,038	1	—	—	2,227	—	—	2,228
Award of restricted stock units	367	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	174	—	—	—	—	—
Cancellation of treasury stock	—	—	(174)	—	—	—	—	—
Issuance of common stock related to sale of SurgiBot assets	1,286	1	—	—	2,999	—	—	3,000
Cumulative effect of change in accounting principle	—	—	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	—	2,308	2,308
Net loss	—	—	—	—	—	(882)	—	(882)
Balance, March 31, 2018	201,973	$201	—	$—	$628,332	$(448,511)	$7,336	$187,358
Stock-based compensation	—	—	—	—	2,370	—	—	2,370
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	(9)	—	—	(9)
Exercise of stock options and warrants	5,735	6	—	—	14,639	—	—	14,645
Award of restricted stock units	4	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	2	—	—	—	—	—
Cancellation of treasury stock	—	—	(2)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	(4,398)	(4,398)
Net loss	—	—	—	—	—	(34,248)	—	(34,248)
Balance, June 30, 2018	207,712	$207	—	$—	$645,332	$(482,759)	$2,938	$165,718
See accompanying notes to consolidated financial statements.

TransEnterix, Inc. Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net loss	$(42,696)	$(35,130)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss (gain) from sale of SurgiBot assets, net	97	(11,959)
Depreciation	1,126	1,277
Amortization of intangible assets	5,196	5,570
Amortization of debt discount and debt issuance costs	622	495
Amortization of short-term investment discount	(300)	—
Interest expense on deferred consideration - MST acquisition	387	—
Stock-based compensation	6,336	4,204
Deferred tax benefit	(1,479)	(1,799)
Write down of inventory	761	—
Change in fair value of warrant liabilities	(2,422)	15,678
Change in fair value of contingent consideration	1,958	1,439
Loss on extinguishment of debt	—	1,400
Changes in operating assets and liabilities:
Accounts receivable	2,808	(762)
Interest receivable	(4)	(24)
Inventories	(10,301)	(1,560)
Other current and long term assets	(3,689)	1,905
Accounts payable	2,499	404
Accrued expenses	(1,454)	(359)
Deferred revenue	(862)	31
Other long term liabilities	1,879	—
Net cash and cash equivalents used in operating activities	$(39,538)	$(19,190)
Investing Activities
Purchase of short-term investments	(12,883)	—
Proceeds from maturities of short-term investments	55,000	—
Proceeds related to sale of SurgiBot assets, net	—	4,496
Purchase of property and equipment	(189)	(358)
Proceeds from sale of property and equipment	—	32
Net cash and cash equivalents provided by investing activities	41,928	4,170
Financing Activities
Payment of note payable	—	(15,305)
Proceeds from issuance of debt and warrants, net of issuance costs	(30)	18,870
Payment of contingent consideration	—	(395)
Proceeds from issuance of common stock and warrants, net of issuance costs	—	2
Taxes paid related to net share settlement of vesting of restricted stock units	(499)	—
Proceeds from issuance of common stock related to sale of SurgiBot assets	—	3,000
Proceeds from exercise of stock options and warrants	534	9,813
Net cash and cash equivalents provided by financing activities	5	15,985
Effect of exchange rate changes on cash and cash equivalents	(32)	(78)
Net increase in cash, cash equivalents and restricted cash	2,363	887
Cash, cash equivalents and restricted cash, beginning of period	21,651	97,606
Cash, cash equivalents and restricted cash, end of period	$24,014	$98,493

TransEnterix, Inc. Consolidated Statements of Cash Flows (in thousands) (Unaudited)

Supplemental Disclosure for Cash Flow Information
Interest paid	$1,528	$599
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of inventories to property and equipment	$415	$1,055
Reclass of warrant liability to common stock and additional paid-in capital	$—	$7,060
See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Capitalization
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
The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. On October 13, 2017, the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic colorectal and gynecologic surgery. These indications cover 23 procedures, including benign and oncologic procedures. In May 2018, the indications for use expanded when the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery for a total of 28 indicated procedures. The Senhance System is available for sale in the United States, the European Union, Japan, Taiwan and select other countries.
The Senhance System is a multi-port robotic surgery system that allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement.
On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of MST Medical Surgical Technologies, Inc., or MST, an Israeli-based medical technology company.  Through this acquisition the Company acquired MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark.  The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow the Company to expand the Senhance System to add augmented, intelligent vision capability. See Note 3 for a description of the related transaction. On July 3, 2019, the Company announced the sale of the AutoLap assets. See Note 18 for a description of the related transaction.
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
The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. In December 2017, the Company entered into an agreement with Great Belief International Limited, or GBIL, to advance the SurgiBot System towards global commercialization. The agreement transferred ownership of the SurgiBot System assets to GBIL, while the Company retained the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to manufacture the SurgiBot System in China, obtain Chinese regulatory clearance from the National Medical Products Administration ("NMPA"), and commercialize in the Chinese market.  The agreement provides the Company with proceeds of at least $29.0 million, of which $15.0 million has been received to date. The remaining $14.0 million represents minimum royalties and will be paid beginning at the earlier of receipt of Chinese regulatory approval or March 2023.
On September 18, 2015, the Company entered into a Membership Interest Purchase Agreement, (the “Purchase Agreement”) with Sofar S.p.A., (“Sofar”) as seller, Vulcanos S.r.l. (“Vulcanos”), as the acquired company, and TransEnterix International, Inc. (“TransEnterix International”), a direct, wholly owned subsidiary of the Company that was incorporated in September 2015, as buyer. The closing of the transactions occurred on September 21, 2015 (the “Closing Date”) pursuant to which the Company acquired all of the membership interests of Vulcanos from Sofar (now known as the “Senhance Acquisition”), and changed the name of Vulcanos to TransEnterix Italia S.r.l (“TransEnterix Italia”). The Senhance Acquisition included all of the assets, employees and contracts related to the Senhance System. See Note 3 for a description of the related transactions.
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

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and includes TransEnterix International, Inc.; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; TransEnterix Japan KK; TransEnterix Israel Ltd. and TransEnterix Netherlands B.V.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2018 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; TransEnterix Japan KK; TransEnterix Israel Ltd. and TransEnterix Netherlands B.V. All material inter-company accounts and transactions have been eliminated in consolidation.
Going Concern
The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $552.1 million as of June 30, 2019, and has working capital of $46.8 million as of June 30, 2019. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Traditionally, the Company has raised additional capital through equity offerings. Management's plan to obtain such resources for the Company may include additional sales of equity, traditional financing, such as loans; entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to meet its future financial covenants on its existing debt, and to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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
Restricted cash at June 30, 2019 includes $0.7 million in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases. Restricted cash at December 31, 2018 includes $0.6 million in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases.
Short-term Investments
Short-term investments are considered to be “held-to-maturity” and are carried at amortized cost using the effective interest method. As of June 30, 2019 and December 31, 2018, short-term investments consisted of $10.0 million and $51.8 million, respectively, in U.S. government securities, all of which mature in less than a year.
The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of June 30, 2019 and December 31, 2018. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the investments mature within six months and the underlying cash invested in these securities is not required prior to the investments maturity. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values, which are based on level 1 inputs as defined in Note 5. As of June 30, 2019 and December 31, 2018, the gross holding gains and losses were immaterial.
The Company reviews its short-term investments for other-than-temporary impairment if the cost exceeds the fair value. No such impairment was recorded as of June 30, 2019 or December 31, 2018.
Concentrations and Credit Risk
The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, including amounts held in money market accounts and short-term investments. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s domestic cash deposits may at times exceed the Federal Deposit Insurance Corporation’s insured limit. Balances in excess of federally insured limitations may not be insured. Our oversees cash deposits follows the EU Directive, whereby €0.1 million is deemed an appropriate level of protection, with deposits covered per depositor per bank. The Company’s short-term investments consist of U.S. government securities. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivable are derived from sales to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. The Company had five customers who constituted 93% of the Company’s net accounts receivable at June 30, 2019.  The Company had five customers who constituted 89% of the Company’s net accounts receivable at December 31, 2018. The Company had five customers who accounted for 91% of sales for the three months ended June 30, 2019 and three different customers who accounted for 96% of sales for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company had two customers who accounted for 76% of the Company's net revenue, while for the six months ended June 30, 2018, the Company had five different customers who accounted for 94% of the Company's net revenue.
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
Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years. This method approximates the period over which the Company expects to receive the benefit from these assets.  No impairment existed at June 30, 2019 or December 31, 2018.
Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31 or when events or changes in circumstances indicate evidence that a potential impairment exists, using a fair value based test. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. No impairment existed at June 30, 2019 or December 31, 2018.
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
The IPR&D for the Senhance System was acquired on September 21, 2015. On October 13, 2017, upon receiving FDA clearance and the ability to commercialize the products associated with the IPR&D assets, the assets were deemed definite-lived, reclassified to intellectual property and are now amortized based on their estimated useful lives.
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
Contingent Consideration
Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to business acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive (loss) income.
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
Translation of Foreign Currencies
The functional currency of the Company’s operational foreign subsidiaries is predominately the Euro. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for a subsidiary using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2019 and 2018 were not significant.
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
Risk and Uncertainties
The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, the historical lack of profitability; the Company’s ability to raise additional capital; the liquidity and capital resources of its partners; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.
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
The Company’s system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system service. The Company’s system sale arrangements generally include a five years period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a standalone basis.
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

The following table presents revenue disaggregated by type and geography:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(in thousands) (unaudited)
U.S.
Systems	$—	$875	$—	$875
Instruments and accessories	25	409	25	409
Services	127	28	260	49
Total U.S. revenue	152	1,312	285	1,333
Outside of U.S. ("OUS")
Systems	2,737	3,782	4,024	7,236
Instruments and accessories	535	1,101	1,081	2,212
Services	215	194	430	375
Total OUS revenue	3,487	5,077	5,535	9,823
Total
Systems	2,737	4,657	4,024	8,111
Instruments and accessories	560	1,510	1,106	2,621
Services	342	222	690	424
Total revenue	$3,639	$6,389	$5,820	$11,156

The Company recognizes sales by geographic area based on the country in which the customer is based.
Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.8 million as of June 30, 2019.
The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.2 million and $0.1 million as of June 30, 2019 and 2018, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the six months ended June 30, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period was $0.7 million and $0.2 million, respectively. Revenue for the three months ended June 30, 2019 also included $1.3 million from a system sold in 2017 for which revenue was deferred until its first clinical use, which occurred in the second quarter of 2019.
In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for its sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction.
Cost of Revenue
Cost of revenue consists of contract manufacturing, materials, labor and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the six months ended June 30, 2019, the Company recorded $0.8 million charge for inventory obsolescence related to certain system components.
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
The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $6.3 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively.
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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted into law, which reduced the U.S. federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the newly enacted tax rate, the Company adjusted its U.S. deferred tax assets as of December 31, 2017, by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $36.1 million, resulting in no impact to the consolidated statement of operations.
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
Segments
The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 42% and 54% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2019 and December 31, 2018, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable and inventory of $118.4 million and $111.0 million at June 30, 2019 and December 31, 2018, respectively. Total assets outside of the U.S. excluding goodwill amounted to 43% and 34% of total consolidated assets at June 30, 2019 and December 31, 2018, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the six months ended June 30, 2019 and 2018, 5% and 12%, respectively, of net revenue were generated in the United States; 95% and 88%, respectively, were generated in Europe and Asia.

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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted ASU 2018-07 on January 1, 2019, whereby the accounting for share-based payments for non-employees and employees will be substantially the same. The adoption of ASU 2018-7 did not have a material impact on the consolidated financial statements.
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
ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (i)the right to obtain substantially all of the economic benefits from the use of the identified asset and (ii)the right to direct the use of the identified asset. A contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). As part of the adoption of ASC 842, the Company performed an assessment of the impact that the new lease recognition standard will have on its consolidated financial statements. The Company’s leases relate to office equipment, company owned vehicles and corporate offices, all of which are classified as operating leases and include fixed payments. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement under the new lease recognition standard.
On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected, for all classes of underlying assets, to not separate non-lease components from lease components and instead to account for them as a single component.  The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, using the effective date approach, and recorded lease ROU assets and related liabilities on its balance sheet without restating prior periods.  Many of the Company’s leases include base rental periods coupled with options to renew or terminate the lease, generally at the Company’s discretion.  In evaluating the lease term, the Company considers whether renewal is reasonably certain.  To the extent a significant economic incentive exists to renew the lease, the option is included within the lease term.  Based on the Company’s leases, renewal options generally do not provide a significant economic incentive and are therefore excluded from the lease term. The ROU asset is included in other long-term assets on the consolidated balance sheets.  The current portion of operating lease liabilities are presented within accrued liabilities while the non-current portion of operating lease liabilities are presented within other long term liabilities on the consolidated balance sheets and represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate, which ranges between 6.6% and 8.5% based on the terms of the lease.  The weighted average discount rate as of June 30, 2019 was 7.8% .  There was no change to the Company’s consolidated statements of operations and comprehensive loss or cash flows.
The details of this adjustment are summarized below.

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
	(unaudited) (In thousands)
Assets
Other long term assets	$—	$1,751	$1,751
Liabilities and Stockholders' Equity
Accrued expenses	—	507	507
Other long term liabilities	$—	$1,244	$1,244

As of June 30, 2019, the right-of-use asset totaled $2.6 million and is included within other long term assets on the consolidated balance sheet and the lease liability totaled $2.9 million, of which $1.0 million is classified as current within accrued expenses and $1.9 million is classified as non-current within other long term liabilities on the consolidated balance sheet.  Operating lease costs for the three and six months ended June 30, 2019 totaled $0.4 million and $0.7 million, respectively, and is included within operating expenses in the consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of June 30, 2019 was 3.0 years. Total cash paid for operating leases during the six month period ended June 30, 2019 was $0.7 million and is included within cash flows from operating activities within the consolidated statement of cash flows.
The following table presents the minimum lease payments as of June 30, 2019 (in thousands):

July 1, 2019 to December 31, 2019	662
January 1, 2020 to December 31, 2020	1,317
January 1, 2021 to December 31, 2021	669
January 1, 2022 to December 31, 2022	404
January 1, 2023 to December 31, 2023	194
January 1, 2024 to December 31, 2024	33
Thereafter	—
Total minimum lease payments	3,279
Less: Amount of lease payments representing interest	(352)
Present value of future minimum lease payments	2,927

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
In connection with the closing under the MST Purchase Agreement (the “MST Acquisition”), the Company and the Seller entered into a Lock-Up Agreement, dated October 31, 2018, pursuant to which the Seller agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the shares of Company common stock (the “Securities Consideration”) for six months following the Closing Date.  As of the date of this report, 50% of the Securities Consideration is free from the lock-up restrictions. For the remaining 50% of the Securities Consideration, the Lock-Up Agreement provides that an additional 25% of the Securities

Consideration will be released from the lock-up restrictions on the twelve-month anniversary of the Closing Date and all of the Securities Consideration will be released from the lock-up restrictions on the eighteen-month anniversary of the closing date, or earlier upon certain other conditions.  The Lock-Up Agreement further provides that the Seller may not sell, transfer or convey the additional consideration, if such additional consideration is paid in whole or in part through the issuance of shares of the Company’s common stock, until after the six-month anniversary of the issuance of the Company’s common stock as additional consideration, or earlier upon certain other conditions.
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
Under the terms of the Purchase Agreement, the consideration consisted of the issuance of (i) 15,543,413 shares of the Company’s common stock (the “Securities Consideration”) and (ii) approximately $25.0 million U.S. Dollars and €27.5 million Euro in cash consideration (the “Cash Consideration”). On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). The initial Securities Consideration was issued in full at the closing of the Senhance Acquisition; under the Amendment, the second tranche of the Cash Consideration was restructured, and an additional issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million occurred in January 2017. Following the Amendment, the total Cash Consideration was $25.0 million U.S. Dollars and approximately €22.5 million Euro, of which all but €15.1 million Euro has been paid as of June 30, 2019.  The majority of the remaining Cash Consideration to be paid is the third tranche of the Cash Consideration (the

“Third Tranche”) of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter. The Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System.

4.	Cash, Cash Equivalents, and Restricted Cash
Restricted cash at June 30, 2019 and December 31, 2018 includes $0.7 million and $0.6 million respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

5.	Fair Value
The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended June 30, 2019 and the year ended December 31, 2018.
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
The carrying values of accounts receivable, short-term investments, interest receivable, accounts payable, and certain accrued expenses at June 30, 2019 and December 31, 2018, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of June 30, 2019 and December 31, 2018, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2019
	(In thousands) (unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$23,302	$—	$—	$23,302
Restricted cash	712	—	—	712
Total Assets measured at fair value	$24,014	$—	$—	$24,014
Liabilities measured at fair value
Contingent consideration	—	—	12,595	12,595
Warrant liabilities	—	—	2,214	2,214
Total liabilities measured at fair value	$—	$—	$14,809	$14,809

Description	December 31, 2018
	(In thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$21,061	$—	$—	$21,061
Restricted cash	590	—	—	590
Total Assets measured at fair value	$21,651	$—	$—	$21,651
Liabilities measured at fair value
Contingent consideration	$—	$—	$10,637	$10,637
Warrant liabilities	—	—	4,636	4,636
Total liabilities measured at fair value	—	—	15,273	15,273

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The change in fair value of the contingent consideration of $2.0 million for the six months ended June 30, 2019 was primarily due to the passage of time and a decrease in the discount rate used. The change in fair value of the contingent consideration of $1.4 million for the six months ended June 30, 2018 was primarily due to the passage of time on the fair value measurement and the impact of foreign currency exchange rates.  Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.
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
The fair value of the Series A Warrants of $2.5 million at the date of issuance was estimated using the Black-Scholes Merton model which used the following inputs: term of 1 year, risk free rate of 1.07%, no dividends, volatility of 73.14%, and share price of $0.65 per share based on the trading price of the Company’s Common Stock. All Series A Warrants were exercised as of October 31, 2017.

The change in fair value of all outstanding Series B Warrants for the six months ended June 30, 2019 was a decrease of $2.4 million compared to an increase of $15.7 million for the six months ended June 30, 2018, and is included in the Company’s consolidated statements of operations and comprehensive loss. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B Warrants:

Series B	June 30, 2019	December 31, 2018	April 28, 2017 (date of issuance)
Fair value	$2.2 milllion	$4.6 milllion	$6.2 milllion
Valuation methodology	Monte Carlo	Monte Carlo	Black-Scholes Merton
Term	2.8 years	3.3 years	5.0 years
Risk free rate	1.71%	2.47%	1.81%
Dividends	—	—	—
Volatility	82.34%	87.60%	73.14%
Share price	$1.36	$2.26	$0.65
Probability of additional financing	100% in 2019	100% in 2019	Not Applicable

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 with the exception of the warrant liability, which is explained above as of June 30, 2019 and December 31, 2018:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2019 to 2022
		Discount rate	10% to 12%

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the six months ended June 30, 2019:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands) (unaudited)
	Common stock warrants	Contingent consideration
Balance at December 31, 2018	$4,636	$10,637
Change in fair value	(2,422)	1,958
Balance at June 30, 2019	$2,214	$12,595
Current portion	—	74
Long-term portion	2,214	12,521
Balance at June 30, 2019	$2,214	$12,595

6.	Accounts Receivable, Net
The following table presents the components of accounts receivable:

	June 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Gross accounts receivable	$5,749	$8,640
Allowance for uncollectible accounts	(80)	(80)
Total accounts receivable, net	$5,669	$8,560

7.    Inventories
The components of inventories are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Finished goods	$9,586	$5,439
Raw materials	10,505	5,502
Total inventories	$20,091	$10,941

8.	Other Current Assets
The following table presents the components of other current assets:

	June 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Advances to vendors	$8,867	$7,758
Prepaid expenses	1,354	1,438
Other receivables	19	9
Total	$10,240	$9,205

9.    Property and Equipment
Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$12,565	$12,320
Computer equipment	2,297	2,260
Furniture	638	639
Leasehold improvements	2,287	2,280
Total property and equipment	17,787	17,499
Accumulated depreciation and amortization	(12,005)	(11,162)
Property and equipment, net	$5,782	$6,337

Depreciation expense was approximately $1.1 million and $1.3 million, for the six months ended June 30, 2019 and 2018, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property
Goodwill
Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3, and goodwill of $9.6 million was recorded in connection with the MST Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the six months ended June 30, 2019 is as follows:

Goodwill
(In thousands) (unaudited)
Balance at December 31, 2018	$80,131
Foreign currency translation impact	(227)
Balance at June 30, 2019	$79,904

Accumulated impairment of goodwill as of June 30, 2019 and December 31, 2018 was $61.8 million.
No impairment was recorded during the six months ended June 30, 2019 or 2018.
In-Process Research and Development
As described in Note 3, on October 31, 2018, the Company acquired the MST assets, technology and business from MST and recorded $10.6 million of IPR&D. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 15% and cash flows that have been probability adjusted to reflect the risks of product integration, which the Company believes are appropriate and representative of market participant assumptions.
The carrying value of the Company’s IPR&D assets and the change in the balance for the six months ended June 30, 2019 is as follows:

In-Process Research and Development
(In thousands) (unaudited)
Balance at December 31, 2018	$10,747
Foreign currency translation impact	(80)
Balance at June 30, 2019	$10,667

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
The components of gross intellectual property, accumulated amortization, and net intellectual property as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019				December 31, 2018
	(In thousands) (unaudited)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$66,413	$(35,725)	$3,168	$33,856	$66,413	$(30,550)	$3,495	$39,358
Technology and patents purchased	400	(93)	27	334	400	(72)	30	358
Total intellectual property	$66,813	$(35,818)	$3,195	$34,190	$66,813	$(30,622)	$3,525	$39,716

The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.3 years and 7.8 years, respectively as of June 30, 2019.  The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.8 years and 8.3 years, respectively as of December 31, 2018.

11.	Income Taxes
Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 4.3% for the year ending December 31, 2019. This rate does not include the impact of any discrete items. The Company incurred losses for the six month period ended June 30, 2019 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions. The Swiss jurisdiction has indefinite-lived intangibles that create deferred tax liabilities which cannot be offset against the deferred tax assets, resulting in a net deferred tax liability recorded in that jurisdiction. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction. The deferred tax benefit during the six months ended June 30, 2019 and 2018, was approximately $1.5 million and $1.8 million, respectively. The Israeli jurisdiction was profitable through June 30, 2019 and is projected to be profitable for the year ending December 31, 2019. Consequently, $0.03 million of current tax expense was recorded during the six months ended June 30, 2019 for this jurisdiction.

The Company’s effective tax rate for each of the six month periods ended June 30, 2019 and 2018 was 3.4% and 4.8%, respectively. At June 30, 2019, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.
The Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, no GILTI-related deferred amounts were recorded in 2017. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2018 or 2019; no GILTI tax has been recorded for the six months ending June 30, 2019 or 2018.
12.    Accrued Expenses
The following table presents the components of accrued expenses:

	June 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Compensation and benefits	$2,731	$6,225
Consulting and other vendors	2,188	895
Other	610	539
Lease liability	1,033	—
Royalties	539	498
Legal and professional fees	311	432
Deferred rent	—	391
Taxes and other assessments	519	383
Interest	251	256
Total	$8,182	$9,619

13.	Notes Payable
On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). Under the Hercules Loan Agreement, the Lender agreed to make certain term loans to the Company in the aggregate principal amount of up to $40.0 million, with funding of the first $20.0 million tranche occurring on May 23, 2018 (the “Initial Funding Date”). On October 23, 2018, the Lender funded the second tranche of $10.0 million under the Hercules Loan Agreement.  The Company is entitled to make interest-only payments until December 1, 2020, and at the end of the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default.
Effective April 30, 2019, the Hercules Loan Agreement was amended (the “Hercules Amendment”) to eliminate the availability of the Tranche III Loan facility, add a new Tranche IV Loan facility of up to $20.0 million, revise certain financial covenants and make other changes.  The availability of advances under the Tranche IV Loan is not milestone-based, rather the Company could request advances in minimum $5.0 million increments at any time during the period from July 1, 2019 through December 31, 2020, subject to the funding discretion of the Lender. The monthly trailing six month net revenue financial covenant was amended to be tested quarterly and to change the projected net revenue percentage to be met for the six months ending on the last day of each fiscal quarter.  If such quarterly financial covenant is not achieved as of the last day of any fiscal quarter, as tested on the thirtieth day after quarter end, the Company must comply with the waiver conditions in the Hercules Amendment from such test date until the next quarterly test date.  As of June 30, 2019, the Company did not meet the financial covenant related to actual net revenue as compared to projected net revenue, but did meet the applicable 2019 fiscal year waiver condition of maintenance of unrestricted cash, which includes short-term investments, equal to the term loan balances and a market capitalization of at least $250 million. Therefore, the Company was in compliance with its debt covenants or related waiver conditions, as set forth in the Hercules Amendment, as of June 30, 2019. The Hercules Amendment was executed by the parties on May 7, 2019. The Amendment was treated as a debt modification for accounting purposes.
The term loans bear interest at a rate equal to the greater of (i) 10.05% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. On the Initial Funding Date, the Company was obligated to pay a facility fee of $0.4 million, recorded as a debt discount. The Company also incurred other debt issuance costs totaling $1.1 million in conjunction with its entry into the Hercules Loan Agreement. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of the loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded. The final payment fee is accreted to interest expense over the life of the term loan and included within notes payable on the consolidated balance sheet.
The Company’s obligations under the Hercules Loan Agreement are guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. As of June 30, 2019, the Company was in compliance with its debt covenants. The Agent is granted the option to invest up to $2.0 million in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.
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
14.    Warrants
The following table summarizes the change in warrants for the six months ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value
Outstanding at December 31, 2018	4,329,437	1.03	3.7	0.26
Exercised	(200,000)	1.00	8.2	—
Expired	—	—	—	—
Outstanding at June 30, 2019	4,129,437	1.03	3.0	0.22

15.	At-The-Market Offering
On December 28, 2018, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “2018 Sales Agreement”) with Stifel, as sales agent, pursuant to which the Company can sell through Stifel, from time to time, up to $75.0 million in shares of common stock in an at-the-market offering. All sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2018 Sales Agreement. Unless otherwise terminated earlier, the 2018 Sales Agreement continues until all shares available under the Sales Agreement have been sold or termination of the 2018 Sales Agreement by the Company or by Stifel. As of June 30, 2019, there were no sales of common stock under the 2018 Sales Agreement.

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
For the three and six month periods ended June 30, 2019, the effect of outstanding warrants is reflected in diluted net loss per common share by applying the treasury stock method resulting in 1.1 million and 1.4 million incremental shares that were included in the weighted average number of commons shares used in the diluted net loss per common share calculation for the three months and six months ended June 30, 2019, respectively. Additionally, the gain on the fair value of warrant liabilities of $2.5 million and $2.4 million for the three and six month periods ended June 30, 2019, respectively, increased the net loss attributable to common stockholders in calculating diluted net loss per common share.
No adjustments have been made to the weighted average outstanding common shares figures for the three and six months periods ended June 30, 2018.
As of June 30, 2019, there were 25,884,445 outstanding options, 1,400,352 outstanding warrants, and 6,191,419 unvested restricted stock units that were excluded from the calculation of diluted net loss per common share as the effect of including these instruments would have been anti-dilutive.

17.	Commitments and Contingencies
Contingent Consideration
As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million. As of June 30, 2019 and December 31, 2018, the fair value of the contingent consideration was $12.6 million and $10.6 million, respectively.

Legal Proceedings
No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the six months ended June 30, 2019 or the year ended December 31, 2018.

18.	Subsequent Events

Sale of Intellectual Property
On July 3, 2019, the Company entered into an AutoLap System Sale Agreement (the “AutoLap Sale Agreement”) with GBIL. Pursuant to the AutoLap Sale Agreement, the Company sold the AutoLap laparoscopic vision system (“AutoLap”) and related assets to GBIL for $17.0 million plus an additional equity investment in the Company by GBIL of $30.0 million . The Company acquired AutoLap and its related assets from MST in October 2018. The assets include inventory, spare parts, production equipment, testing equipment and certain intellectual property specifically related to the AutoLap. In addition, at the second cosing, the Company will enter into a cross‑license agreement with GBIL to retain rights to use any AutoLap-related intellectual property sold to GBIL, and to non-exclusively license additional intellectual property to GBIL.
The purchase price is to be paid in two installments. The initial $5.0 million was due on July 31, 2019 but as of the date of this filing, has not been received, and the remaining $12.0 million to be paid upon the transfer of the AutoLap and related assets. The Company cannot currently predict when the $5.0 million payment will be made. The final closing is anticipated to occur in November 2019. In addition, GBIL agreed to pay $30.0 million for the purchase of 15,000,000 shares of the Company’s common stock at $2.00 per share (the “AutoLap Shares”). Pursuant to a Subscription Agreement executed by the parties with respect to the issuance of the AutoLap Shares, upon their issuance, the AutoLap Shares will be subject to a lock-up agreement between GBIL and the Company pursuant to which GBIL agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the AutoLap Shares for two years following the date of the second closing. The Company also agreed to register the AutoLap Shares for resale, as needed, upon the expiration of the lock-up period.
Amendment to the Loan and Security Agreement
In connection with the entry into the AutoLap Sale Agreement with respect to the AutoLap assets, the Company commenced discussions with the Agent, or Hercules Capital, Inc., in order to obtain the required consent of the Agent and the Lender with respect to the sale of the AutoLap assets. In connection with obtaining such consent, the Company entered into the Consent and Second Amendment to the Loan and Security Agreement on July 10, 2019 (the “Hercules Second Amendment”). Under the Hercules Second Amendment, in consideration for the consent to the sale of, and the release of the Lender’s security interest on, the AutoLap assets, the Company reduced its indebtedness under the Hercules Loan Agreement by repaying $15.0 million of the $30.0 million of outstanding indebtedness thereunder, without any prepayment penalties, amendment fee or acceleration of the end of term charges, and received adjustments to the quarterly financial covenants and related waiver conditions to reflect the decreased outstanding indebtedness.
Under the Hercules Second Amendment, the applicable waiver condition for fiscal year 2019 has been changed to maintenance of unrestricted cash equal to $7.0 million. As of the date of this report, the Company is in compliance with this waiver condition.
Additional Consideration Shares to MST
On August 7, 2019, the Company notified MST hat the Company would satisfy the payment of additional consideration of $6.6 million due to MST under the MST Purchase Agreement by issuing shares of TransEnterix stock, as permitted by the MST Purchase Agreement. The number of shares issued to be issued to MST as the additional consideration is 4,815,504 (the “Additional Consideration Shares”). In accordance with Section 2.3.6 of the MST Purchase Agreement, the number of Additional Consideration Shares was calculated based on the volume-weighted average of the closing prices of the TransEnterix Stock as quoted on the NYSE American for the ninety (90) day period ended August 6, 2019.

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
The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. On October 13, 2017, the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic colorectal and gynecologic surgery. These indications cover 23 procedures, including benign and oncologic procedures. In May 2018, the indications for use expanded when the Company received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy (gallbladder removal) surgery for a total of 28 indicated procedures. The Senhance System is available for sale in the U.S., the EU, Japan, Taiwan and select other countries.
The Senhance System is a multi-port robotic surgery system that allows multiple robotic arms to control instruments and a camera. The system features advanced technology to enable surgeons with haptic feedback and the ability to move the camera via eye movement.
On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of MST Medical Surgical Technologies, Inc., or MST, an Israeli-based medical device company.  Through this acquisition, the Company acquired MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark. The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow it to expand the Senhance System to add augmented, intelligent vision capability. On July 3, 2019, the Company announced the sale of the AutoLap assets.
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
Since inception, we have been unprofitable. As of June 30, 2019, we had an accumulated deficit of $552.1 million.
We expect to continue to invest in research and development and sales and marketing and increase selling, general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.
We operate in one business segment.
Debt Refinancing
On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement, collectively, the Lender, and Hercules Capital, Inc., as administrative agent and collateral agent, or the Agent. Under the

Hercules Loan Agreement, the Lender agreed to make certain term loans to the Company in the aggregate principal amount of up to $40.0 million, with funding of the first $20.0 million tranche occurring on May 23, 2018, or the Initial Funding Date. On October 23, 2018, the Lender funded the second tranche of $10.0 million under the Hercules Loan Agreement.  The Company is entitled to make interest-only payments until December 1, 2020, and at the end of the interest-only period, the Company will be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans will be required to be repaid if the term loans are accelerated following an event of default. Effective April 30, 2019, the Hercules Loan Agreement was amended, or the Hercules Amendment, to eliminate the availability of the Tranche III loan facility, add a new Tranche IV loan facility of up to $20 million, revise certain financial covenants and make other changes. In connection with the entry into the AutoLap Sale Agreement, the Company commenced discussions with the Agent in order to obtain the required consent of the Agent and the Lender. In connection with obtaining such consent, the Company entered into the Consent and Second Amendment to the Loan and Security Agreement on July 10, 2019, the Hercules Second Amendment. Under the Hercules Second Amendment, in consideration for the consent to the sale of, and the release of the Lender’s security interest on, the AutoLap assets, the Company reduced its indebtedness under the Hercules Loan Agreement by repaying $15 million of the $30 million of outstanding indebtedness thereunder, without any prepayment penalties, amendment fee or acceleration of the end of term charges, and received adjustments to the quarterly financial covenants and related waiver conditions to reflect the decreased outstanding indebtedness. The Company was in compliance with its debt covenants or related waiver conditions, as set forth in the Hercules Amendment, as of June 30, 2019.
The term loans bear interest at a rate equal to the greater of (i) 10.05% per annum, or the Fixed Rate, and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.0%. On the Initial Funding Date, the Company was obligated to pay a facility fee of $0.4 million. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded.
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
In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing credit facility with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, entered into on May 10, 2017, which loan and security agreement is referred to as the Innovatus Loan Agreement. For a description of the Innovatus Loan Agreement, see “Notes to Consolidated Financial Statements (Unaudited)– Note. 13. Notes Payable,” and incorporated by reference herein.
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
Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date, or by May 3, 2022. As of June 30, 2019, Series B Warrants representing approximately 15.9 million shares had been exercised.
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
The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Series A Warrants or Series B Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The net proceeds to the Company from the exercise of all of the Series A Warrants and the Series B Warrants exercised prior to June 30, 2019 were approximately $37.6 million.
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
At-the-Market Offering
On December 28, 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2018 Sales Agreement with Stifel, under which we could offer and sell, through Stifel, up to approximately $75.0 million in shares of common stock in an at-the-market offering, or the 2018 ATM Offering. All sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. We will pay Stifel a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2018 Sales Agreement. Unless otherwise terminated earlier, the 2018 Sales Agreement continues until all shares available under the Sales Agreement have been sold or termination of the 2018 Sales Agreement by the Company or by Stifel. As of June 30, 2019, there were no sales of common stock under the 2018 ATM Offering.

MST Acquisition and Related Transactions
Purchase Agreement
On September 23, 2018, the Company entered into an Asset Purchase Agreement, or the MST Purchase Agreement, with MST Medical Surgery Technologies Ltd., an Israeli private company, or the Seller, and two of the Company’s wholly owned subsidiaries, as purchasers of the assets of the Seller, including the intellectual property assets, collectively, the Buyers. The closing of the transactions contemplated by the MST Purchase Agreement occurred on October 31, 2018, pursuant to which the Company acquired the Seller’s assets consisting of intellectual property and tangible assets related to surgical analytics with its core image analytics technology designed to empower and automate the surgical environment, with a focus on medical robotics and computer-assisted surgery. The core technology acquired under the MST Purchase Agreement is a software-based image analytics information platform powered by advanced visualization, scene recognition, artificial intelligence, machine learning and data analytics.
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
On July 3, 2019, the Company entered into a System Sale Agreement, or AutoLap Sale Agreement, with Great Belief International Ltd., or GBIL. Pursuant to the AutoLap Sale Agreement, the Company sold the AutoLap laparoscopic vision system and related assets, or the AutoLap Assets, to GBIL for $17.0 million, plus an additional equity investment in the Company by GBIL of $30.0 million. The Company had acquired the AutoLap assets from MST in October 2018. The assets include inventory, spare parts, production equipment, testing equipment and certain intellectual property specifically related to the AutoLap. In addition, the Company will enter into a cross‑license agreement with GBIL to retain rights to use any AutoLap-related intellectual property sold to GBIL, and to non-exclusively license additional intellectual property to GBIL.
The purchase price is to be paid in two installments. The initial payment of $5.0 million, due on July 31, 2019, but, as of the date of this filing, has not been received, and the remaining $12.0 million is due to be paid upon the transfer of the AutoLap and related assets. The Company cannot currently predict when the $5.0 million will be paid. The final closing is anticipated to occur in November 2019. In addition, GBIL agreed to pay $30.0 million for the purchase of 15,000,000 shares of the Company’s common stock at $2.00 per share (the “AutoLap Shares”).
The AutoLap Sale Agreement contains customary representations and warranties of the parties, including consent of the Company’s Lender to the transfer of the AutoLap assets, and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Sale Agreement.
Registration Rights and Lock-Up Agreements
In connection with the closing under the MST Purchase Agreement, (or the “MST Acquisition”), the Company and the Seller entered into a Lock-Up Agreement, dated October 31, 2018, pursuant to which the Seller agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the shares of Company common stock (the “Securities Consideration”) for six months following the Closing Date. As of the date of this report, 50% of the Securities Consideration is free from the lock-up restrictions. For the remaining 50% of the Securities Consideration, the Lock-Up Agreement provides that an additional 25% of the Securities Consideration will be released from the lock-up restrictions on the twelve-month anniversary of the Closing Date and all of the Securities Consideration will be released from the lock-up restrictions on the eighteen-month anniversary of the Closing Date, or earlier upon certain other conditions. The Lock-Up Agreement further provides that the Seller may not sell, transfer or convey the additional consideration, if such additional consideration is paid in whole or in part through the issuance of shares of the Company’s common stock, until after the six-month anniversary of the issuance of the Company’s common stock as additional consideration, or earlier upon certain other conditions.
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
As of June 30, 2019, the Company has paid all Cash Consideration due under the second tranche and approximately €2.4 million of the €2.5 million due under the fourth tranche. The fourth tranche of the Cash Consideration is payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year.
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
Results of Operations
Revenue
Our revenue consisted of product revenue resulting from the sale of Senhance Systems in Europe, Asia and the U.S., and related instruments, accessories and services for systems sold in the current and prior periods.
We expect to experience some unevenness in the number and trend, and average selling price, of units sold given the early stage of commercialization of our products.
Product and service revenue for the three months ended June 30, 2019 decreased to $3.6 million compared to $6.4 million for the three months ended June 30, 2018. The $2.8 million decrease was the result of one system sale during the three months ended June 30, 2019 as compared to four systems sold during the three months ended June 30, 2018. Revenue for the three months ended June 30, 2019 included $1.3 million from a prior year system sale that had deferred proceeds related to uncompleted performance obligations. The Company completed these performance obligations during the three months ended June 30, 2019.
Product and service revenue for the six months ended June 30, 2019 was $5.8 million compared to $11.2 million for the six months ended June 30, 2018. The $5.3 million difference was primarily the result of two systems sales during the six months ended June 30, 2019 as compared to six systems sold during the six months ended June 30, 2018. Revenue for the six months ended June 30, 2019 included $1.3 million from a prior year sale that had deferred proceeds related to uncompleted performance obligations. The Company completed these performance obligations during the six months ended June 30, 2019.
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
Cost of revenue for the three months ended June 30, 2019 increased to $3.9 million as compared to $3.7 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company recorded $0.8 million charge for inventory obsolescence related to certain system components. Cost of revenue also saw increased employee related costs of $0.4 million over the prior year period due to increased head count, along with increased travel and product demo costs of $0.2 million, offset by costs related to reduced system sales of one during the three months ended June 30, 2019 as compared to four during the prior year period.

Cost of revenue for the six months ended June 30, 2019 increased to $6.4 million as compared to $6.3 million for the six months ended June 30, 2018. This increase over the prior year period was the result of increased head count, travel and product demo costs and manufacturing overhead, offset by a decrease in sales versus the prior year. During the six months ended June 30, 2019, the Company recorded $0.8 million charge for inventory obsolescence related to certain system components. Cost of revenue also saw increased employee related costs of $0.9 million over the prior year period due to increased head count, along with increased travel and product demo costs of $0.8 million, offset by costs related to reduced system sales of two during the six months ended June 30, 2019 as compared to six during the six months ended June 30, 2018.
Research and Development
Research and development, or R&D expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to increase moderately as we continue to invest in new products, instruments and accessories to be offered with the Senhance System. We expense R&D costs as incurred.
R&D expenses for the three months ended June 30, 2019 increased 19% to $6.3 million as compared to $5.3 million for the three months ended June 30, 2018. The $1.0 million increase primarily relates to increased personnel related costs and increased supply costs of $0.8 million and $0.2 million, respectively.
R&D expenses for the six months ended June 30, 2019 increased 13% to $12.0 million as compared to $10.5 million for the six months ended June 30, 2018. The $1.5 million increase primarily relates to increased personnel related costs and increased travel costs of $1.3 million and $0.2 million, respectively.
Sales and Marketing
Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to continue to increase significantly in support of our Senhance System commercialization.
Sales and marketing expenses for the three months ended June 30, 2019 increased 30% to $7.9 million compared to $6.0 million for the three months ended June 30, 2018. The $1.9 million increase was primarily related to increased personnel costs of $1.3 million and increased travel related costs of $0.4 million.
Sales and marketing expenses for the six months ended June 30, 2019 increased 29% to $15.5 million compared to $12.0 million for the six months ended June 30, 2018. The $3.5 million increase was primarily related to increased personnel costs of $1.6 million and increased travel related expenses of $1.0 million, increased product demonstration and trade show costs of $0.4 million and an increase in outside services of $0.4 million as we increase our U.S. sales and marketing team following receipt of 510(k) clearance for the Senhance System.
General and Administrative
General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. In future periods, we expect general and administrative expenses to increase to support our sales, marketing, and research and development efforts.
General and administrative expenses for the three months ended June 30, 2019 increased 24% to $4.5 million compared to $3.6 million for the three months ended June 30, 2018. The $0.9 million increase was primarily due to increased personnel costs of $0.6 million and increased outsourced services expense of $0.2 million.

General and administrative expenses for the six months ended June 30, 2019 increased 44% to $9.0 million compared to $6.3 million for the six months ended June 30, 2018. The $2.7 million increase was primarily due to increased personnel costs of $1.7 million and increased outsourced services expense of $0.8 million. The increase primarily relates to increased support of sales, marketing, and research and development efforts as we shift to commercialization.
Loss (Gain) from Sale of SurgiBot Assets, Net
The loss from the sale of SurgiBot assets to GBIL of $0.1 million for the six months ended June 30, 2019 was primarily due to additional outside service costs to transfer the assets. The gain from the sale of SurgiBot assets, net of $12.0 million for the six months ended June 30, 2018, is further explained in the “Overview” section.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended June 30, 2019 decreased to $2.6 million compared to $2.7 million for the three months ended June 30, 2018. The $0.1 million decrease was primarily the result of foreign currency exchange rates.
Amortization of intangible assets for the six months ended June 30, 2019 decreased to $5.2 million compared to $5.6 million for the six months ended June 30, 2018. The $0.4 million decrease was primarily the result of foreign currency exchange rates.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.0 million increase for the three months ended June 30, 2019 compared to a $0.8 million increase for the three months ended June 30, 2018. The $0.2 million increase was primarily due to the passage of time, a decrease in the discount rate used, and the impact of foreign currency exchange rates.
The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $2.0 million increase for the six months ended June 30, 2019 compared to a $1.4 million increase for the six months ended June 30, 2018. The $0.6 million increase was primarily due to the passage of time on the fair value measurement, a decrease in the discount rate used, and the impact of foreign currency exchange rates.
Change in Fair Value of Warrant Liabilities
The change in fair value of Series B Warrants issued in April 2017 was a decrease of $2.5 million for the three months ended June 30, 2019 compared to an increase of $17.5 million for the three months ended June 30, 2018. The net $20.0 million decrease for the three months ended June 30, 2019 over the three months ended June 30, 2018 includes re-measurement associated with the warrants exercised during the quarters ended and the overall total number of outstanding warrants at June 30, 2019 and 2018. The re-measurement at June 30, 2019 was primarily the result of the difference in the stock price at March 31, 2019 versus June 30, 2019.
The change in fair value of Series B Warrants issued in April 2017 was a decrease of $2.4 million for the six months ended June 30, 2019 compared to an increase of $15.7 million for the six months ended June 30, 2018. The net $18.1 million decrease in change in fair value of warrant liabilities for the six months ended June 30, 2019 over the six months ended June 30, 2018 includes re-measurement associated with the warrants exercised during the six months ended June 30, 2019 and 2018, and the outstanding warrants at June 30, 2019. The re-measurement at June 30, 2019 was primarily the result of the difference in the stock price at December 31, 2018 versus June 30, 2019.
Interest Income
Interest income for the three months ended June 30, 2019 was $0.2 million compared to $0.3 million for the three months ended June 30, 2018. The net difference of $0.1 million was due to less cash on hand at June 30, 2019 earning less interest.
Interest income for the six months ended June 30, 2019 was $0.5 million compared to $0.6 million for the six months ended June 30, 2018. The net difference of $0.1 million was due to less cash on hand at June 30, 2019 earning less interest.
Interest Expense
Interest expense for the three months ended June 30, 2019 decreased to $1.1 million compared to $2.1 million for the three months ended June 30, 2018. The Company incurred a $1.4 million loss on extinguishment of debt, classified as interest expense, during the second quarter of 2018, and this loss was partially offset by interest incurred on the increased notes payable, accounting for the $1.0 million net decrease.
Interest expense for the six months ended June 30, 2019 decreased to $2.2 million compared to $2.7 million for the six months ended June 30, 2018. The Company incurred a $1.4 million loss on extinguishment of debt, classified as interest expense, during the second quarter of 2018, and this loss was partially offset by interest incurred on the increased notes payable, accounting for the $0.5 million decrease.
Income Tax Benefit
Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.9 million and $1.5 million of income tax benefit for the three months and six months ended June 30, 2019, respectively, compared to $0.9 million and $1.8 million of income tax benefit for the same comparable three and six month periods of 2018.
Liquidity and Capital Resources
Going Concern
The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $552.1 million as of June 30, 2019, and has working capital of $46.8 million as of June 30, 2019. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Traditionally, the Company has raised additional capital through equity offerings. Management's plan to obtain such resources for the Company may include additional sales of equity, traditional financing, such as loans; entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.
Sources of Liquidity
Our principal sources of cash to date have been proceeds from public offerings of common stock, private placements of common and preferred stock, incurrence of debt, the sale of equity securities held as investments and asset sales.
We currently have one effective shelf registration statement on file with the SEC, which registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. The shelf registration statement was declared effective by the SEC on May 19, 2017. We have raised $50.0 million in gross proceeds and approximately $48.5 million in net proceeds under such shelf registration statement through the sale of all the shares available under the 2017 ATM Offering. On December 28, 2018, we entered into the 2018 Sales Agreement with Stifel, as sales agent, pursuant to which we can sell through Stifel, from time to time, up to $75.0 million in shares of common stock in an at-the-market offering under the shelf registration statement. As of June 30, 2019, no sales have transacted under the ATM, and the Company had $25.0 million available for future financings under such shelf registration statement.
As of June 30, 2019, the Company did not meet the financial covenant related to actual net revenue as compared to projected net revenue, but did meet the applicable 2019 fiscal year waiver condition of maintenance of unrestricted cash equal to the term loan balances and a market capitalization of at least $250 million. Under the Hercules Second Amendment, the applicable waiver condition for fiscal year 2019 has been changed to maintenance of unrestricted cash equal to $7.0 million. As of the date of this report, the Company is in compliance with this waiver condition. The Company is not eligible to incur additional debt under the Hercules Loan Agreement and must maintain compliance with the waiver condition continuously through 2019.
The Company has not yet received the initial $5.0 million due under the AutoLap Sales Agreement and is currently unable to predict the date this payment will be received. If GBIL does pay the $5.0 million in the third quarter 2019, the Company expects to receive a total $35.0 million by the end of the third quarter 2019. Management currently believes s that revenue from operations and receipt of the cash consideration under the AutoLap Sale Agreement will allow the Company to comply with the waiver condition through September 30, 2019.
At June 30, 2019, we had cash and cash equivalents, excluding restricted cash, of approximately $23.3 million.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2019	2018
(in millions)
Net cash (used in) provided by
Operating activities	$(39.5)	$(19.2)
Investing activities	41.9	4.2
Financing activities	—	16.0
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash, cash equivalents and restricted cash	$2.4	$0.9
Operating Activities
For the six months ended June 30, 2019, cash used in operating activities of $39.5 million consisted of a net loss of $42.7 million and cash used for working capital of $9.1 million, offset by non-cash items of $11.5 million. The non-cash items primarily consisted of $6.3 million of stock-based compensation expense, $5.5 million of net amortization, $2.0 million change in fair value of contingent consideration, $1.1 million of depreciation, and $0.4 million interest expense on deferred consideration related to the MST acquisition, offset by a $2.4 million change in fair value of warrant liabilities and $1.5 million deferred income tax benefit. The decrease in cash from changes in working capital included $10.3 million increase in inventories, a $3.7 million increase in other current and long-term assets, and a $0.8 million decrease in deferred revenue, offset by an increase in accounts payable and accrued expenses of $1.0 million, and an increase in other long-term liabilities of $1.9 million, which was primarily the result of adoption of ASC 842, and cash provided from accounts receivable of $2.8 million.

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
Investing Activities
For the six months ended June 30, 2019, net cash provided by investing activities was $41.9 million. This amount primarily consists of $55.0 million in proceeds from maturities of short-term investments, offset by $12.9 million purchase of short-term investments and $0.2 million purchases of property and equipment.

For the six months ended June 30, 2018, net cash provided by investing activities was $4.2 million. This amount primarily consists of $4.5 million proceeds related to the sale of the SurgiBot assets, offset by $0.3 million purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2019, net cash provided by financing activities was $0.0 million. This amount was primarily related to $0.5 million related to the taxes withheld on vesting RSU awards, offset by $0.5 million in proceeds from the exercise of stock options and warrants.

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
Cash and cash equivalents held by our foreign subsidiaries totaled $3.7 million at June 30, 2019, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.
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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of June 30, 2019, approximately 100% of the investment portfolio was in cash equivalents and short-term investments with very short-term maturities and therefore not subject to any significant interest rate fluctuations.
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
During the three months ended June 30, 2019, 96% of our revenue and approximately 45% of our operating expenses were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $2.0 million and operating expenses by approximately $4.4 million.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1	Legal Proceedings
None.

Item 1A	Risk Factors.
Reference is made to the Risk Factors included in our Fiscal 2018 Form 10-K, as supplemented by the following:

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.
We have a limited operating history. We are not profitable and have incurred losses since our inception.  Substantial doubt exists about our ability to continue as a going concern as a result of anticipated capital needs as well as past recurring losses and an accumulated deficit. Our accumulated deficit was $552.1 million as of June 30, 2019, and our working capital was $46.8 million as of June 30, 2019. We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will not be sufficient to meet our anticipated cash needs for the next 12 months.
We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products. We will continue to incur research and development and general and administrative expenses related to our operations, and increased sales and marketing expenses to support our commercial activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We cannot assure you that the payments under the AutoLap Sale Agreement will be made on a timely basis.
In July 2019, we entered into the AutoLap Sale Agreement with GBIL under which we sold the AutoLap Assets to GBIL. The purchase price is to be paid in two installments. The initial installment of $5.0 million was due to be paid on July 31, 2019, but as of the date of this filing has not been received, and the remaining $12.0 million at the time of the physical transfer of the AutoLap Assets to China, which is expected to occur in November 2019. In addition, GBIL agreed to purchase additional shares of our common stock for an aggregate purchase price of $30.0 million by September 30, 2019. We can make no assurances, however, that the $5.0 million payment due July 31, 2019 or future payments due under the AutoLap Sale Agreement will be received when anticipated or at all. If the $5.0 million payment is not received shortly, and if the other payments not made on time, our short-term financial position would be adversely affected and we may be required, as a result, to reduce our sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until we are able to obtain sufficient funds. If such sufficient funds are not received when needed, we would then need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. We may not be successful, however, in accomplishing any or all of such plans.
If we default on our existing indebtedness, such default would affect our financial condition.
We are party with Hercules Capital, Inc. and the lending banks, or, collectively, the Lender, and jointly and severally liable with certain of our U.S. subsidiaries for $15 million (as of August 8, 2019) of outstanding debt under term loans issued under our Loan and Security Agreement, as amended, or the Hercules Loan Agreement. The maturity date of the outstanding term loan aggregating $15 million is June 1, 2022. We amended the Hercules Loan Agreement to reduce our indebtedness and to achieve reduced financial covenants and waiver conditions in July 2019.
As of June 30, 2019, the Company did not meet the financial covenant related to actual net revenue as compared to projected net revenue and did meet the applicable 2019 fiscal year waiver condition of maintenance of unrestricted cash equal to the term loan balances and a market capitalization of at least $250 million. Under the Hercules Second Amendment, the applicable waiver condition for fiscal year 2019 has been changed to maintenance of unrestricted cash equal to $7.0 million. As of the date of this report, the Company is in compliance with this waiver condition. This waiver condition is tested daily. The Company cannot make assurances that it will meet this waiver condition on a daily basis through September 30, 2019.
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
We are currently highly dependent on the commercial success of the Senhance System, which is FDA cleared and CE marked. We began our selling efforts for the Senhance System in the fourth quarter of 2015 in Europe, in the fourth quarter of 2017 in the United States and in the second quarter of 2018 in Asia. We have had limited commercial success to date.  We cannot assure you that we will be able to successfully commercialize the Senhance System, for a number of reasons, including, without limitation, failure in our sales and marketing efforts, the long sales cycle associated with the purchase of capital equipment, or the potential introduction by our competitors of more clinically effective or cost-effective alternatives.  Failure to successfully commercialize the Senhance System would have a material adverse effect on our business.
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
We are also expanding the potential market for robotic surgical systems with our focus on laparoscopic surgery. Such expansion requires a different sales and marketing approach than a focus on open procedures. We expect our typical sales cycle to range between four to six quarters per sale. Each sale could take longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. We also expect such a lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to continue to vary significantly in future periods.
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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.
The description of the issuance of shares of common stock of the Company disclosed under Item 5 of this Part II is incorporated in this Item 2 by reference.

Item 3	Defaults Upon Senior Securities.
None.

Item 4	Mine Safety Disclosures.
Not applicable.

Item 5	Other Information.
On September 23, 2018, the Company and two of the Company’s wholly owned subsidiaries (collectively the “Buyers”) entered into an Asset Purchase Agreement (the “MST Purchase Agreement”) with MST Medical Surgery Technologies Ltd., an Israeli private company (the “Seller”), pursuant to which the Buyers purchased the assets of the Seller, including the intellectual property assets.  See Note 3 of the Notes to the Unaudited Consolidated Financial Statements for a description of the MST transaction. Under the terms of the MST Purchase Agreement, additional consideration of $6.6 million could be satisfied by the Company through issuance of common stock. On August 7, 2019, the Company notified MST that the company would satisfy the additional consideration of $6.6 million due to MST under the MST Purchase Agreement by issuing shares of TransEnterix stock pursuant to an exemption from the registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder. The number of shares to be issued to Seller as the additional consideration is 4,815,504 (the “Additional Consideration Shares”). In accordance with Section 2.3.6 of the MST Purchase Agreement, the number of Additional Consideration Shares was calculated based on the volume-weighted average of the closing prices of the TransEnterix Stock as quoted on the NYSE American for the ninety (90) day period ended August

6, 2019. Ninety percent of the Additional Consideration Shares are to be issued directly to the Seller and are subject to a six-month lock-up under the Lock-up Agreement between the Seller and the Company entered into at the closing under the MST Purchase Agreement. The remaining ten percent of the Additional Consideration Shares will be held in the escrow account created under the MST Purchase Agreement in accordance with its terms.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1 * !	AutoLap System Sale Agreement between TransEnterix, Inc., and Great Belief International Limited, dated July 3, 2019.

10.2 *
Consent and Second Amendment to Loan and Security Agreement, dated and effective as of July 10, 2019, by and among TransEnterix, Inc., TransEnterix Surgical, Inc., TransEnterix International, Inc., SafeStitch, LLC, the several banks party to the Loan and Security Agreement and Hercules Capital, Inc., as administrative agent and collateral agent.

10.3 +
TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, as amended and restated effective April 24, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 26, 2019)

10.4
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
___________________________________________________________

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

TransEnterix, Inc.

Date: August 8, 2019	By:	/s/ Todd M. Pope
Todd M. Pope
President and Chief Executive Officer

	By:	/s/ Joseph P. Slattery
Date: August 8, 2019	Joseph P. Slattery
Executive Vice President and Chief Financial Officer