Form 10-Q
period 2019-09-30
TRANSENTERIX, INC.
filed 2019-11-12
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  X.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	TRXC	NYSE American
The number of shares outstanding of the registrant’s common stock, as of November 11, 2019 was 255,652,460

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

TransEnterix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$2,024	$5,422	$7,844	$16,578
Cost of revenue	3,446	4,249	9,849	10,536
Gross (loss) profit	(1,422)	1,173	(2,005)	6,042
Operating Expenses (Income)
Research and development	5,884	4,838	17,834	15,384
Sales and marketing	6,883	5,819	22,425	17,835
General and administrative	5,908	3,686	14,959	9,989
Amortization of intangible assets	2,558	2,674	7,754	8,244
Change in fair value of contingent consideration	(11,647)	(1,358)	(9,689)	81
Acquisition related costs	(40)	345	5	345
Goodwill impairment	78,969	—	78,969	—
Intangible assets impairment	7,912	—	7,912	—
Loss (gain) from sale of SurgiBot assets, net	—	44	97	(11,915)
Reversal of transfer fee accrual	—	(2,994)	—	(2,994)
Total Operating Expenses	96,427	13,054	140,266	36,969
Operating Loss	(97,849)	(11,881)	(142,271)	(30,927)
Other Income (Expense)
Change in fair value of warrant liabilities	614	(8,760)	3,036	(24,438)
Interest income	63	391	559	982
Interest expense	(1,230)	(685)	(3,407)	(3,398)
Other expense	(439)	(52)	(935)	(109)
Total Other Income (Expense), net	(992)	(9,106)	(747)	(26,963)
Loss before income taxes	(98,841)	(20,987)	(143,018)	(57,890)
Income tax benefit	1,070	781	2,549	2,554
Net loss	$(97,771)	$(20,206)	$(140,469)	$(55,336)
Comprehensive loss
Foreign currency translation loss	(3,670)	(561)	(4,379)	(2,651)
Comprehensive loss	$(101,441)	$(20,767)	$(144,848)	$(57,987)
Net loss per common share:
Basic	$(0.43)	$(0.10)	$(0.64)	$(0.27)
Diluted	$(0.43)	$(0.10)	$(0.64)	$(0.27)
Weighted average number of shares used in computing net loss per common share:
Basic	229,178	209,088	221,193	204,531
Diluted	230,634	209,088	223,705	204,531
See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$22,106	$21,061
Short-term investments	—	51,790
Accounts receivable, net	2,352	8,560
Inventories	13,657	10,941
Interest receivable	22	26
Other current assets	8,762	9,205
Total Current Assets	46,899	101,583
Restricted cash	698	590
Inventories, net of current portion	9,336	—
Property and equipment, net	5,428	6,337
Intellectual property, net	30,289	39,716
In-process research and development	2,400	10,747
Goodwill	—	80,131
Other long term assets	2,584	203
Total Assets	$97,634	$239,307
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,403	$4,433
Accrued expenses	8,094	9,619
Deferred revenue – current portion	884	1,733
Contingent consideration – current portion	71	72
Deferred consideration - MST Acquisition	—	5,962
Total Current Liabilities	12,452	21,819
Long Term Liabilities
Deferred revenue – less current portion	46	109
Contingent consideration – less current portion	877	10,565
Notes payable – net of debt discount	15,343	28,937
Warrant liabilities	1,600	4,636
Net deferred tax liabilities	1,960	4,720
Other long term liabilities	1,590	—
Total Liabilities	33,868	70,786
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2019 and December 31, 2018; 255,652,460 and 216,345,984 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	255	216
Additional paid-in capital	716,420	676,373
Accumulated deficit	(649,868)	(509,406)
Accumulated other comprehensive (loss) income	(3,041)	1,338
Total Stockholders’ Equity	63,766	168,521
Total Liabilities and Stockholders’ Equity	$97,634	$239,307

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	216,346	$216	—	—	$676,373	$(509,406)	$1,338	$168,521
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Exercise of stock options and warrants	159	—	—	—	236	—	—	236
Award of restricted stock units	613	1	—	—	—	—	—	1
Return of common stock to pay withholding taxes on restricted stock	—	—	194	—	(499)	—	—	(499)
Cancellation of treasury stock	—	—	(194)	—	—	—	—	—
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	(7)	7	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,949)	(1,949)
Net loss	—	—	—	—	—	(22,525)	—	(22,525)
Balance, March 31, 2019	217,118	$217	—	—	$679,084	$(531,924)	$(611)	$146,766
Stock-based compensation	—	—	—	—	3,355	—	—	3,355
Exercise of stock options and warrants	324	—	—	—	297	—	—	297
Award of restricted stock units	183	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	1,240	1,240
Net loss	—	—	—	—	—	(20,173)	—	(20,173)
Balance, June 30, 2019	217,625	$217	—	—	$682,736	$(552,097)	$629	$131,485
Stock-based compensation	—	—	—	—	3,391	—	—	3,391
Issuance of common stock, net of issuance costs	33,084	33	—	—	23,692	—	—	23,725
Issuance of common stock consideration to MST	4,816	5	—	—	6,595	—	—	6,600
Exercise of stock options and warrants	11	—	—	—	6	—	—	6
Award of restricted stock units	117	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(3,670)	(3,670)
Net loss	—	—	—	—	—	(97,771)	—	(97,771)
Balance, September 30, 2019	255,653	255	—	—	716,420	(649,868)	(3,041)	63,766

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	199,282	$199	—	$—	$621,261	$(447,640)	$5,028	$178,848
Stock-based compensation	—	—	—	—	1,834	—	—	1,834
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	11	—	—	11
Exercise of stock options and warrants	1,038	1	—	—	2,227	—	—	2,228
Award of restricted stock units	367	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	174	—	—	—	—	—
Cancellation of treasury stock	—	—	(174)	—	—	—	—	—
Issuance of common stock related to sale of SurgiBot assets	1,286	1	—	—	2,999	—	—	3,000
Cumulative effect of change in accounting principle	—	—	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	—	—	2,308	2,308
Net loss	—	—	—	—	—	(882)	—	(882)
Balance, March 31, 2018	201,973	$201	—	$—	$628,332	$(448,511)	$7,336	$187,358
Stock-based compensation	—	—	—	—	2,370	—	—	2,370
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	(9)	—	—	(9)
Exercise of stock options and warrants	5,735	6	—	—	14,639	—	—	14,645
Award of restricted stock units	4	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	2	—	—	—	—	—
Cancellation of treasury stock	—	—	(2)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	(4,398)	(4,398)
Net loss	—	—	—	—	—	(34,248)	—	(34,248)
Balance, June 30, 2018	207,712	$207	—	$—	$645,332	$(482,759)	$2,938	$165,718
Stock-based compensation	—	—	—	—	2,490	—	—	2,490
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	277	—	—	277
Exercise of stock options and warrants	4,255	4	—	—	18,003	—	—	18,007
Award of restricted stock units	665	1	—	—	—	—	—	1
Return of common stock to pay withholding taxes on restricted stock	—	—	361	—	(1,663)	—	—	(1,663)
Cancellation of treasury stock	—	—	(361)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	(561)	(561)
Net loss	—	—	—	—	—	(20,206)	—	(20,206)
Balance, September 30, 2018	212,632	$212	—	$—	$664,439	$(502,965)	$2,377	$164,063
See accompanying notes to consolidated financial statements.

TransEnterix, Inc. Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net loss	$(140,469)	$(55,336)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss (gain) from sale of SurgiBot assets, net	97	(11,915)
Goodwill and intangible assets impairment	86,881	—
Depreciation	1,651	1,876
Amortization of intangible assets	7,754	8,244
Amortization of debt discount and debt issuance costs	1,437	575
Amortization of short-term investment discount	(328)	(51)
Interest expense on deferred consideration - MST acquisition	762	—
Stock-based compensation	9,727	6,694
Deferred tax benefit	(2,549)	(2,572)
Bad debt expense	1,630	—
Write down of inventory	761	—
Change in fair value of warrant liabilities	(3,036)	24,438
Change in fair value of contingent consideration	(9,689)	81
Loss on extinguishment of debt	—	1,400
Recovery of transfer fee	—	(2,994)
Changes in operating assets and liabilities:
Accounts receivable	4,313	(4,262)
Interest receivable	3	28
Inventories	(14,141)	(1,276)
Other current and long term assets	(2,313)	27
Accounts payable	(914)	(903)
Accrued expenses	(1,439)	(56)
Deferred revenue	(867)	361
Other long term liabilities	1,613	—
Net cash and cash equivalents used in operating activities	$(59,116)	$(35,641)
Investing Activities
Purchase of short-term investments	(12,883)	(39,619)
Proceeds from maturities of short-term investments	65,000	—
Proceeds related to sale of SurgiBot assets, net	—	4,496
Purchase of property and equipment	(392)	(490)
Proceeds from sale of property and equipment	—	32
Net cash and cash equivalents provided by (used in) investing activities	51,725	(35,581)
Financing Activities
Payment of note payable	(15,000)	(15,305)
Proceeds from issuance of debt and warrants, net of issuance costs	(30)	18,828
Payment of contingent consideration	—	(395)
Proceeds from issuance of common stock and warrants, net of issuance costs	23,725	279
Taxes paid related to net share settlement of vesting of restricted stock units	(499)	(1,662)
Proceeds from issuance of common stock related to sale of SurgiBot assets	—	3,000
Proceeds from exercise of stock options and warrants	539	11,396
Net cash and cash equivalents provided by financing activities	8,735	16,141
Effect of exchange rate changes on cash and cash equivalents	(191)	(114)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,153	(55,195)
Cash, cash equivalents and restricted cash, beginning of period	21,651	97,606
Cash, cash equivalents and restricted cash, end of period	$22,804	$42,411

TransEnterix, Inc. Consolidated Statements of Cash Flows (in thousands) (Unaudited)

Supplemental Disclosure for Cash Flow Information
Interest paid	$2,073	$1,135
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of inventories to property and equipment	$478	$2,160
Transfer of property and equipment to inventory	$—	$648
Reclass of warrant liability to common stock and additional paid-in capital	$—	$23,485
Cashless exercise of warrants	$—	$4,272
Issuance of common stock - MST acquisition	$6,600	$—
See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Capitalization
TransEnterix, Inc. (the “Company”) is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. The Company is focused on the market development for and commercialization of the Senhance™ System, which digitizes laparoscopic minimally invasive surgery. The Senhance System allows for robotic precision, haptic feedback, surgeon camera control via eye sensing and improved ergonomics while offering responsible economics.
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
On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of MST Medical Surgical Technologies, Inc., or MST, an Israeli-based medical technology company.  Through this acquisition the Company acquired MST’s AutoLap™ assets and technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark.  The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments, and allow the Company to expand the Senhance System to add augmented, intelligent vision capability. See Note 3 for a description of the acquisition transaction. The Company sold the AutoLap assets, while retaining the core technology, in October 2019. See Note 18 for a description of the asset sale.
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
Going Concern
The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $649.9 million as of September 30, 2019, and has working capital of $34.4 million as of September 30, 2019. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Traditionally, the Company has raised additional capital through equity offerings. Management's plan to obtain such resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to meet its future financial covenants on its existing debt, and to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include identifiable intangible assets and goodwill, contingent consideration, warrant liabilities, stock compensation expense, revenue recognition, accounts receivable reserves, excess and obsolete inventory reserves, inventory classification between current and non-current, and deferred tax asset valuation allowances.
Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.
Restricted cash at September 30, 2019 and December 31, 2018 includes $0.7 million and $0.6 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards and automobile leases.
Short-term Investments
Short-term investments are considered to be “held-to-maturity” and are carried at amortized cost using the effective interest method. As of September 30, 2019 and December 31, 2018, short-term investments consisted of $0.0 million and $51.8 million, respectively, in U.S. government securities, all of which mature in less than a year.
The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of December 31, 2018. The Company had no debt securities as of September 30, 2019. This classification as of December 31, 2018 was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as the investments mature within six months and the underlying cash invested in these securities is not required prior to the investments maturity. Due to the short-term maturities of these instruments, the amortized cost approximates the related fair values, which are based on level 1 inputs as defined in Note 5. As of December 31, 2018, the gross holding gains and losses were immaterial.
The Company reviews its short-term investments for other-than-temporary impairment if the cost exceeds the fair value. No such impairment was recorded as of December 31, 2018.
Concentrations and Credit Risk
The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, including amounts held in money market accounts and short-term investments. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s domestic cash deposits may at times exceed the Federal Deposit Insurance Corporation’s insured limit. Balances in excess of federally insured limitations may not be insured. The Company's overseas cash deposits follows the EU Directive, whereby €0.1 million is deemed an appropriate level of protection, with deposits covered per depositor per bank. The Company’s short-term investments as of December 31, 2018 consist of U.S. government securities. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivable are derived from sales to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses and recorded a bad debt charge totaling $1.6 million during the three months ended September 30, 2019. The Company had five customers who constituted 90% of the Company’s net accounts receivable at September 30, 2019.  The Company had five customers who constituted 89% of the Company’s net accounts receivable at December 31, 2018. The Company had five customers who accounted for 83% of sales for the three months ended September 30, 2019 and four different customers who accounted for 96% of sales for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company had five customers who accounted for 83% of the Company's net revenue, while for the nine months ended September 30, 2018, the Company had five different customers who accounted for 68% of the Company's net revenue.
Accounts Receivable
Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts was determined on a customer specific basis based on deemed collectibility.
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
Any inventory on hand at the measurement date in excess of the Company's current requirements based on anticipated levels of sales is classified as long-term on the Company's consolidated balance sheets. The Company's classification of long-term inventory requires it to estimate the portion of on hand inventory that can be realized over the upcoming twelve months.

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
The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. Indefinite-lived intangible assets, such as goodwill, are not amortized.

The Company typically tests goodwill for impairment annually, however, recent market conditions as well as reduced forecasts, required that we test our goodwill carrying value as of September 30, 2019.

Pursuant to ASU 2017-04, a company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. The Company generally determines the fair value of its reporting unit using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”

Under the “Income Approach — Discounted Cash Flow Analysis” method the key assumptions consider projected sales, cost of sales, and operating expenses. These assumptions were determined by management utilizing the Company's internal operating plan, growth rates for revenues and operating expenses, and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by looking at current risk-free rates of capital, current market interest rates, and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change.

Under the “Market Approach — Guideline Public Company Method” the Company identified several publicly traded companies, which it believed had sufficiently relevant similarities. Similar to the income approach discussed above, sales, cost of sales, operating expenses, and their respective growth rates are key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods were weighted based upon management’s evaluation of the relevance of the two approaches. In the 2019 evaluation, management determined that the income and market value approach should be weighted 50%-50%. In addition, management considered the decline in both the Company's stock price and market capitalization after the September 30, 2019 measurement date as relevant factors in the analysis.

The Company also performed a recoverability test on the intellectual property and concluded that there was no impairment as of September 30, 2019.

During the third quarter of 2019, the Company performed the annual assessment, determined that the goodwill associated with the business was impaired, and recorded impairment charges of $79.0 million. The impairment charge resulted from decreased sales and estimated cash flows and a recent decline in the Company's stock price.
No impairment existed at December 31, 2018.
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
The IPR&D from MST was acquired on October 31, 2018.

The Company performed an impairment test of its IPR&D at the end of the third quarter 2019 as recent events and changes in market conditions indicated that the asset might be impaired.

The impairment test consisted of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions.

During the third quarter of 2019, the Company concluded that the fair value determined by the market value approach, was lower than the carrying value. As a result, the Company recognized a $7.9 million impairment charge to its IPR&D.
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
Contingent Consideration
Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to business acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.
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
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2019 and 2018 were not significant.
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
Risk and Uncertainties
The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, our ability to continue as a going concern, the historical lack of profitability; the Company’s ability to raise additional capital; the liquidity and capital resources of its partners; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.
Revenue Recognition
The Company adopted ASC Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”), on January 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of systems, system components, instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectibility of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.
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
The following table presents revenue disaggregated by type and geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands) (unaudited)
U.S.
Systems	$—	$868	$—	$1,742
Instruments and accessories	43	426	68	835
Services	99	87	359	137
Total U.S. revenue	142	1,381	427	2,714
Outside of U.S. ("OUS")
Systems	1,277	3,450	5,301	10,686
Instruments and accessories	330	441	1,411	2,653
Services	275	150	705	525
Total OUS revenue	1,882	4,041	7,417	13,864
Total
Systems	1,277	4,318	5,301	12,428
Instruments and accessories	373	867	1,479	3,488
Services	374	237	1,064	662
Total revenue	$2,024	$5,422	$7,844	$16,578

The Company recognizes sales by geographic area based on the country in which the customer is based.
Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.8 million as of September 30, 2019.
The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.2 million and $0.1 million as of September 30, 2019 and 2018, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized from deferred revenue attributable to warranty and maintenance agreements totaled $0.7 million for the nine months ended September 30, 2019. The Company also recognized$1.3 million during the nine months ended September 30, 2019 related to a 2017 system sale where revenue was deferred until its first clinical use, which occurred in the second quarter of 2019. Revenue recognized from deferred revenue for the nine months ended September 30, 2018 totaled $0.3 million.
In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for its sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction.
Cost of Revenue
Cost of revenue consists of contract manufacturing, materials, labor and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the nine months ended September 30, 2019, the Company recorded a $0.8 million charge for inventory obsolescence related to certain system components.
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
The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $9.7 million and $6.7 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Segments
The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 28% and 54% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2019 and December 31, 2018, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include goodwill, intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable and inventory of $70.5 million and $111.0 million at September 30, 2019 and December 31, 2018, respectively. Total assets outside of the U.S. excluding goodwill amounted to 72% and 34% of total consolidated assets at September 30, 2019 and December 31, 2018, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the nine months ended September 30, 2019 and 2018, 5% and 16%, respectively, of net revenue were generated in the United States; while 95% and 84%, respectively, were generated in Europe and Asia.
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
On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected, for all classes of underlying assets, to not separate non-lease components from lease components and instead to account for them as a single component.  The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, using the effective date approach, and recorded lease ROU assets and related liabilities on its balance sheet without restating prior periods.  Many of the Company’s leases include base rental periods coupled with options to renew or terminate the lease, generally at the Company’s discretion.  In evaluating the lease term, the Company considers whether renewal is reasonably certain.  To the extent a significant economic incentive exists to renew the lease, the option is included within the lease term.  Based on the Company’s leases, renewal options generally do not provide a significant economic incentive and are therefore excluded from the lease term. The ROU asset is included in other long-term assets on the consolidated balance sheets.  The current portion of operating lease liabilities are presented within accrued liabilities while the non-current portion of operating lease liabilities are presented within other long term liabilities on the consolidated balance sheets and represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate, which ranges between 6.1% and 8.5% based on the terms of the lease.  The weighted average discount rate as of September 30, 2019 was 7.8%.  There was no change to the Company’s consolidated statements of operations and comprehensive loss or cash flows.
The details of this adjustment are summarized below.

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
	(unaudited) (In thousands)
Assets
Other long term assets	$—	$1,751	$1,751
Liabilities and Stockholders' Equity
Accrued expenses	—	507	507
Other long term liabilities	$—	$1,244	$1,244
As of September 30, 2019, the right-of-use asset totaled $2.4 million and is included within other long term assets on the consolidated balance sheet and the lease liability totaled $2.6 million, of which $1.0 million is classified as current within accrued expenses and $1.6 million is classified as non-current within other long term liabilities on the consolidated balance sheet.  Operating lease costs for the three and nine months ended September 30, 2019 totaled $0.3 million and $1.0 million, respectively, and are included within operating expenses in the consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of September 30, 2019 was 2.8 years. Total cash paid for operating leases during the nine month period ended September 30, 2019 was $1.3 million and is included within cash flows from operating activities within the consolidated statement of cash flows.
The following table presents the minimum lease payments as of September 30, 2019 (in thousands):

October 1, 2019 to December 31, 2019	329
January 1, 2020 to December 31, 2020	1,312
January 1, 2021 to December 31, 2021	659
January 1, 2022 to December 31, 2022	398
January 1, 2023 to December 31, 2023	194
January 1, 2024 to December 31, 2024	34
Thereafter	—
Total minimum lease payments	2,926
Less: Amount of lease payments representing interest	(294)
Present value of future minimum lease payments	2,632

3.     Acquisitions
MST Medical Surgery Technologies Ltd. Acquisition
On September 23, 2018, the Company entered into an Asset Purchase Agreement (the “MST Purchase Agreement”) with MST Medical Surgery Technologies Ltd., an Israeli private company (the “Seller”), and two of the Company’s wholly owned subsidiaries, as purchasers of the assets of the Seller, (collectively, the “Buyers”). The closing of the transactions occurred on October 31, 2018, pursuant to which the Company acquired the Seller’s assets consisting of intellectual property and tangible assets related to surgical analytics with its core image analytics technology designed to empower and automate the surgical environment, with a focus on medical robotics and computer-assisted surgery. The core technology acquired under the MST Purchase Agreement is a software-based image analytics information platform powered by advanced visualization, scene recognition, artificial intelligence, machine learning and data analytics.
Under the terms of the MST Purchase Agreement, at the closing the Buyers purchased substantially all of the assets of the Seller. The acquisition price consisted of two tranches. At or prior to the closing of the transaction the Buyers paid $5.8 million in cash and the Company issued 3.15 million shares of the Company’s common stock (the "Initial Shares"). A second tranche of $6.6 million in additional consideration was payable in cash, stock or cash and stock, at the discretion of the Company, within one year after the closing date. On August 7, 2019, the Company notified MST that the Company would satisfy the additional consideration payment of $6.6 million by issuing shares of TransEnterix common stock. The number of shares issued to MST was 4,815,504 (the “Additional Consideration Shares” and, together with the Initial Shares, the “Securities Consideration”).
The MST Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the MST Purchase Agreement.
In connection with the closing under the MST Purchase Agreement (the “MST Acquisition”), the Company and the Seller entered into a Lock-Up Agreement, dated October 31, 2018, pursuant to which the Seller agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Initial Shares for six months following the Closing Date.  As of the date of this report, 75% of the Initial Shares are free from the lock-up restrictions. For the remaining 25% of the Initial Shares, the Lock-Up Agreement provides that the remaining Initial Shares will be released from the lock-up restrictions on the eighteen-month anniversary of the closing date, or earlier upon certain other conditions.  The Lock-Up Agreement further provides that the Seller may not sell, transfer or convey the Additional Consideration Shares until after the six-month anniversary of the issuance of the Additional Consideration Shares, or earlier upon certain other conditions.
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
Under the terms of the Purchase Agreement, the consideration consisted of the issuance of (i) 15,543,413 shares of the Company’s common stock (the “Securities Consideration”) and (ii) approximately $25.0 million U.S. Dollars and €27.5 million Euro in cash consideration (the “Cash Consideration”). On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). The initial Securities Consideration was issued in full at the closing of the Senhance Acquisition; under the Amendment, the second tranche of the Cash Consideration was restructured, and an additional issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million occurred in January 2017. Following the Amendment, the total Cash Consideration was $25.0 million U.S. Dollars and approximately €22.5 million Euro, of which all but €15.1 million Euro has been paid as of September 30, 2019.  The majority of the remaining Cash Consideration to be paid is the third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter. The Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System.

4.	Cash, Cash Equivalents, and Restricted Cash
Restricted cash at September 30, 2019 and December 31, 2018 includes $0.7 million and $0.6 million respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit card agreement and automobile leases.

5.	Fair Value
The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018.

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
The carrying values of accounts receivable, short-term investments, interest receivable, accounts payable, and certain accrued expenses at September 30, 2019 and December 31, 2018, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of September 30, 2019 and December 31, 2018, as the interest rates on the notes payable approximate the rates available to the Company as of these dates.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2019
	(In thousands) (unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$22,106	$—	$—	$22,106
Restricted cash	698	—	—	698
Total Assets measured at fair value	$22,804	$—	$—	$22,804
Liabilities measured at fair value
Contingent consideration	—	—	948	948
Warrant liabilities	—	—	1,600	1,600
Total liabilities measured at fair value	$—	$—	$2,548	$2,548

Description	December 31, 2018
	(In thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$21,061	$—	$—	$21,061
Restricted cash	590	—	—	590
Total Assets measured at fair value	$21,651	$—	$—	$21,651
Liabilities measured at fair value
Contingent consideration	$—	$—	$10,637	$10,637
Warrant liabilities	—	—	4,636	4,636
Total liabilities measured at fair value	—	—	15,273	15,273

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The decrease in fair value of the contingent consideration of $9.7 million for the nine months ended September 30, 2019 was primarily due to a change in our long-term forecast. The increase in fair value of the contingent consideration of $0.1 million for the nine months ended September 30, 2018 was primarily due to the passage of time on the fair value measurement, the impact of foreign currency exchange rates and changes in the Company's long-range forecast.  Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.
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

The Series B Warrants contain provisions, often referred to as “down-round protection,” that leads to adjustment of the exercise price and number of underlying warrant shares if we issue securities, including our common stock or convertible securities or debt securities, in the future at sale prices below the then-current exercise price. This adjustment feature of the Series B Warrants was triggered during the three months ended September 30, 2019 with the issuance of common stock in the 2019 ATM Offering at prices below the then applicable exercise price of the outstanding Series B Warrants (Note 15). As such, the exercise price of all outstanding Series B Warrants was adjusted from $1.00 per share to $0.67 per share and the number of shares of common stock reserved for and issuable upon the exercise of outstanding Series B Warrants is increased by 1,336,326 underlying warrant shares, from 2,729,085 underlying warrant shares at June 30, 2019 to 4,065,411 underlying warrant shares at September 30, 2019.
The change in fair value of all outstanding Series B Warrants for the nine months ended September 30, 2019 was a decrease of $3.0 million compared to an increase of $24.4 million for the nine months ended September 30, 2018, and is included in the Company’s consolidated statements of operations and comprehensive loss. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B Warrants:

Series B	September 30, 2019	December 31, 2018	April 28, 2017 (date of issuance)
Fair value	$1.6 million	$4.6 million	$6.2 million
Valuation methodology	Monte Carlo	Monte Carlo	Black-Scholes Merton
Term	2.6 years	3.3 years	5.0 years
Risk free rate	1.56%	2.47%	1.81%
Dividends	—	—	—
Volatility	91.4%	87.60%	73.14%
Share price	$0.67	$2.26	$0.65
Probability of additional financing	100% in 2019	100% in 2019	Not Applicable

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 with the exception of the warrant liability, which is explained above as of September 30, 2019 and December 31, 2018:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2019 to 2022
		Discount rate	10% to 12%

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and revenue projections for the contingent consideration for the nine months ended September 30, 2019:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands) (unaudited)
	Common stock warrants	Contingent consideration
Balance at December 31, 2018	$4,636	$10,637
Change in fair value	(3,036)	(9,689)
Balance at September 30, 2019	$1,600	$948
Current portion	—	71
Long-term portion	1,600	877
Balance at September 30, 2019	$1,600	$948

6.	Accounts Receivable, Net
The following table presents the components of accounts receivable:

	September 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Gross accounts receivable	$4,036	$8,640
Allowance for uncollectible accounts	(1,684)	(80)
Total accounts receivable, net	$2,352	$8,560

The Company recorded $1.6 million in bad debt expense during the three and nine months ended September 30, 2019.
7.    Inventories

The components of inventories are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Finished goods	$9,766	$5,439
Raw materials	13,227	5,502
Total inventories	$22,993	$10,941

Current portion	$13,657	$10,941
Long-term portion	9,336	—
Total inventories	$22,993	$10,941

8.	Other Current Assets
The following table presents the components of other current assets:

	September 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Advances to vendors	$6,555	$7,758
Prepaid expenses	2,186	1,438
Other receivables	21	9
Total	$8,762	$9,205

9.    Property and Equipment
Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$12,326	$12,320
Computer equipment	2,313	2,260
Furniture	629	639
Leasehold improvements	2,283	2,280
Total property and equipment	17,551	17,499
Accumulated depreciation and amortization	(12,123)	(11,162)
Property and equipment, net	$5,428	$6,337

Depreciation expense was approximately $1.7 million and $1.9 million, for the nine months ended September 30, 2019 and 2018, respectively.

10.	Goodwill, In-Process Research and Development and Intellectual Property
Goodwill
Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3, and goodwill of $9.6 million was recorded in connection with the MST Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the nine months ended September 30, 2019 is as follows:

Goodwill
(In thousands) (unaudited)
Balance at December 31, 2018	$80,131
Impairment	(78,969)
Foreign currency translation impact	(1,162)
Balance at September 30, 2019	$—

As of September 30, 2019, goodwill was deemed to be fully impaired, and the Company recorded an impairment charge of $79.0 million. See Note 2. No impairment was recorded during the nine months ended September 30, 2018.
Accumulated impairment of goodwill as of September 30, 2019 and December 31, 2018 was $140.8 million and $61.8 million, respectively.
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
As of September 30, 2019, IPR&D was deemed to be significantly impaired, and the Company recorded an impairment charge of $7.9 million. See Note 2.
The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended September 30, 2019 is as follows:

In-Process Research and Development
(In thousands) (unaudited)
Balance at December 31, 2018	$10,747
Impairment	(7,912)
Foreign currency translation impact	(435)
Balance at September 30, 2019	$2,400

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

The components of gross intellectual property, accumulated amortization, and net intellectual property as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019				December 31, 2018
	(In thousands) (unaudited)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$66,413	$(38,272)	$1,838	$29,979	$66,413	$(30,550)	$3,495	$39,358
Technology and patents purchased	400	(104)	14	310	400	(72)	30	358
Total intellectual property	$66,813	$(38,376)	$1,852	$30,289	$66,813	$(30,622)	$3,525	$39,716

The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.0 years and 7.6 years, respectively as of September 30, 2019.  The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.8 years and 8.3 years, respectively as of December 31, 2018.

11.	Income Taxes
Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 2.3% for the year ending December 31, 2019. This rate does not include the impact of any discrete items. The Company incurred losses for the nine month period ended September 30, 2019 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Europe and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions. The Swiss jurisdiction has indefinite-lived intangibles that create deferred tax liabilities which cannot be offset against the deferred tax assets, resulting in a net deferred tax liability recorded in that jurisdiction. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction. The deferred tax benefit during the nine months ended September 30, 2019 and 2018, was approximately $2.5 million and $2.6 million, respectively.

The Company’s effective tax rate for each of the nine month periods ended September 30, 2019 and 2018 was 1.8% and 4.4%, respectively. At September 30, 2019, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.
The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income ("GILTI"), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, no GILTI-related deferred amounts were recorded in 2017. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2018 or 2019; no GILTI tax has been recorded for the nine months ending September 30, 2019 or 2018.
12.    Accrued Expenses
The following table presents the components of accrued expenses:

	September 30, 2019	December 31, 2018
	(In thousands)
	(unaudited)
Compensation and benefits	$2,779	$6,225
Consulting and other vendors	2,172	895
Other	355	539
Lease liability	1,042	—
Royalties	662	498
Legal and professional fees	313	432
Deferred rent	—	391
Taxes and other assessments	650	383
Interest	121	256
Total	$8,094	$9,619

13.	Notes Payable
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
Effective April 30, 2019, the Hercules Loan Agreement was amended (the “Hercules Amendment”) to eliminate the availability of the Tranche III Loan facility, add a new Tranche IV Loan facility of up to $20.0 million, revise certain financial covenants and make other changes.  The availability of advances under the Tranche IV Loan was not milestone-based, rather the Company could request advances in minimum $5.0 million increments at any time during the period from July 1, 2019 through December 31, 2020, subject to the funding discretion of the Lender. The monthly trailing six month net revenue financial covenant was amended to be tested quarterly and to change the projected net revenue percentage to be met for the six months ending on the last day of each fiscal quarter.  If such quarterly financial covenant is not achieved as of the last day of any fiscal quarter, as tested on the thirtieth day after quarter end, the Company must comply with the waiver conditions in the Hercules Amendment from such test date until the next quarterly test date.  The Hercules Amendment was executed by the parties on May 7, 2019. The Amendment was treated as a debt modification for accounting purposes.
In connection with the entry into the AutoLap Sale Agreement with respect to the AutoLap assets, the Company commenced discussions with the Agent in order to obtain the required consent of the Agent and the Lender with respect to the sale of the AutoLap assets. In connection with obtaining such consent, the Company entered into the Consent and Second Amendment to the Loan and Security Agreement on July 10, 2019 (the “Hercules Second Amendment”). Under the Hercules Second Amendment, in consideration for the consent to the sale of, and the release of the Lender’s security interest on, the AutoLap assets, the Company reduced its indebtedness under the Hercules Loan Agreement by repaying $15.0 million) of the $30.0 million of outstanding indebtedness thereunder, without any prepayment penalties, amendment fee or acceleration of the end of term charges, and received adjustments to the quarterly financial covenants and related waiver conditions to reflect the decreased outstanding indebtedness. The Amendment was treated as a debt modification for accounting purposes.
Under the Hercules Second Amendment, the applicable waiver condition for fiscal year 2019 was changed to maintenance of unrestricted cash equal to $7.0 million.
The term loans bore interest at a rate equal to the greater of (i) 10.05% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. On the Initial Funding Date, the Company was obligated to pay a facility fee of $0.4 million, recorded as a debt discount. The Company also incurred other debt issuance costs totaling $1.1 million in conjunction with its entry into the Hercules Loan Agreement. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of the loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded. The final payment fee is accreted to interest expense over the life of the term loan and included within notes payable on the consolidated balance sheet.
The Company’s obligations under the Hercules Loan Agreement were guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. As of September 30, 2019, the Company was in compliance with its debt covenants. The Agent is granted the option to invest up to $2.0 million in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.
On November 4, 2019, the Company entered into a payoff letter with the Agent pursuant to which the Company terminated the Hercules Loan Agreement, as amended. The Company determined it was in the best interests of the Company to pay down the debt and terminate the Hercules Agreement to simplify the Company's balance sheet and provide additional flexibility as the Board of Directors continues to explore strategic and financial alternatives for the Company. Under the payoff letter, the Company repaid all amounts owed under the Hercules Loan Agreement totaling approximately $16.4 million, which included end of term fees of $1.4 million, and Hercules released all security interests held on the assets of the Company and its subsidiaries, including, without limitation, on the intellectual property assets of the Company.
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
14.    Warrants

The Series B warrants contain provisions, often referred to as “down-round protection,” that leads to adjustment of the exercise price and number of underlying warrant shares if the Company issues securities, including its common stock or convertible securities or debt securities, in the future at sale prices below the then-current exercise price. This adjustment feature of the Series B Warrants was triggered during the three months ended September 30, 2019 with the issuance of common stock in the 2019 ATM Offering and Firm Commitment Offering at prices below the then applicable exercise price of the outstanding Series B Warrants (Note 15). As such, the exercise price of the Series B Warrants was adjusted from $1.00 per share to $0.67 per share and the number of shares of common stock reserved for and issuable upon the exercise of outstanding Series B Warrants is increased by 1,336,326 underlying warrant shares, from 2,729,085 underlying warrant shares at June 30, 2019 to 4,065,411 underlying warrant shares at September 30, 2019.
The following table summarizes the change in warrant shares for all outstanding warrants, including the Series B Warrants for the nine months ended September 30, 2019:

	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value
Outstanding at December 31, 2018	4,329,437	$1.03	3.7	$0.26
Exercised	(200,000)	1.00	8.2	—
Expired	—	—	—	—
Reserved for future issuance	1,336,326	0.67	2.6	0.20
Outstanding at September 30, 2019	5,465,763	$0.78	2.7	$0.22

15.	At-The-Market Offering and Firm Commitment Offering

On August 12, 2019, the Company terminated the At-the-Market Equity Offering Sales Agreement dated December 28, 2018 (the “Stifel Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which the Company was entitled to sell from time to time, at its option, up to an aggregate of $75.0 million of shares of the Company's common stock through Stifel, as sales agent. The Company sold no shares of its common stock under the Stifel Sales Agreement.

On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $25.0 million, shares of the Company’s common stock, through Cantor, as sales agent (the “ATM Offering”). Pursuant to the Sales Agreement, sales of the Common Stock were made under the Company’s previously filed and currently effective Registration Statement on Form S-3. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s Common Stock.

On September 4, 2019, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (the “Underwriter”). Subject to the terms and conditions of the Underwriting Agreement, the Company agreed to sell to the Underwriter, in a firm commitment underwritten offering, 28,000,000 shares of the Company’s common stock (the “Firm Commitment Offering”). In addition, the Company granted the Underwriter a 30-day option to purchase 4,200,000 of additional shares of common stock. The 30-day option was not exercised.

The following table summarizes the total sales under the 2019ATM Offering and Firm Commitment Offering for the period indicated (in thousands except for per share amounts):

	2019	Firm Commitment
	ATM Offering	Offering
	For the Quarter Ended	For the Quarter Ended	Total
	September 30, 2019	September 30, 2019	September 30, 2019
Total shares of common stock sold	5,084,151	28,000,000	33,084,151
Average price per share	$0.999	$0.6713	0.722
Gross proceeds	$5,081	$18,796	$23,877
Commissions earned by Cantor	$152	$—	$152
Net Proceeds	$4,929	$18,796	$23,725

16.	Basic and Diluted Net Loss per Share
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
For the three and nine month periods ended September 30, 2019, the effect of outstanding warrants is reflected in diluted net loss per common share by applying the treasury stock method resulting in 1.5 million and 2.5 million incremental shares that were included in the weighted average number of common shares used in the diluted net loss per common share calculation for the three months and nine months ended September 30, 2019, respectively. Additionally, the gain on the fair value of warrant liabilities of $0.6 million and $3.0 million for the three and nine month periods ended September 30, 2019, respectively, increased the net loss attributable to common stockholders in calculating diluted net loss per common share.
No adjustments have been made to the weighted average outstanding common shares figures for the three and nine months periods ended September 30, 2018.
As of September 30, 2019, there were 25,547,652 outstanding options, 1,400,352 outstanding warrants, and 6,109,752 unvested restricted stock units that were excluded from the calculation of diluted net loss per common share as the effect of including these instruments would have been anti-dilutive.

17.	Commitments and Contingencies
Contingent Consideration
As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 3,722,685 shares of the Company’s common stock with an aggregate fair market value of €5.0 million. As of September 30, 2019 and December 31, 2018, the fair value of the contingent consideration was $0.9 million and $10.6 million, respectively.
Legal Proceedings
No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the nine months ended September 30, 2019 or the year ended December 31, 2018.

18.	Subsequent Events

On October 14, 2019, Joseph P. Slattery, the Executive Vice President and Chief Financial Officer of the Company notified the Company of his decision to retire from his role as the public company principal financial officer of the Company.
Mr. Slattery will remain as Executive Vice President and Chief Financial Officer of the Company and its subsidiaries until December 31, 2019, and then will enter into a seven-month consulting agreement with the Company to provide additional transition services to the Company. The Company and Mr. Slattery entered into a Transition Agreement, dated October 17, 2019 (the “Transition Agreement”) pursuant to which he will continue in his current roles and continue to perform the duties of an executive officer of the Company. Under the Transition Agreement, his compensation and benefits will continue through December 31, 2019 and his outstanding equity awards will continue in full force, subject to the rights and conditions of such awards under the Company’s 2019 Amended and Restated Equity Incentive Compensation Plan (the “Plan”), including, without limitation, the change in control provisions of the Plan. If he should die or become disabled before December 31, 2019, he or his estate will be paid his base salary through December 31, 2019.
Under the Consulting Agreement, Mr. Slattery’s equity awards will continue to vest in accordance with his Award Agreements through July 31, 2020. If there is a change in control (as defined in the Plan) during the consulting term, his outstanding equity awards shall accelerate and vest on the closing of such transaction.
The Company intends to initiate a search for a principal financial officer.
On October 15, 2019, the Company entered into an Amended and Restated System Sale Agreement (the “Amended AutoLap Agreement”) with GBIL to restructure the sale of its AutoLap assets. Pursuant to the Amended AutoLap Agreement, the Company sold the AutoLap laparoscopic vision system (“AutoLap”) and related assets to GBIL for $17.0 million. The Company had acquired AutoLap and its related assets from MST Medical Surgical Technologies Ltd. in October 2018. See Note 3. The assets include inventory, spare parts, production equipment, testing equipment and certain intellectual property specifically related to the AutoLap. The equity investment of $30.0 million, which was agreed to in the initial agreement in July 2019, is no longer an element of the

Amended AutoLap Agreement. In addition, the Company will enter into a cross‑license agreement with the Buyer to retain rights to use any AutoLap-related intellectual property sold to the Buyer, and to non-exclusively license additional intellectual property to the Buyer. The total consideration of $17.0 million is to be paid in installments of $3.0 million, which was received on October 15, 2019, $13.0 million to be paid through the delivery of an irrevocable, confirmed letter of credit by October 31, 2019 and $1.0 million to be paid by December 15, 2019. The Amended AutoLap Agreement did not meet the criteria of assets held for sale pursuant to ASC 360 at September 30, 2019 as there was no carrying value on the Company' balance sheet attributable to the assets sold.
On October 17, 2019, the Company announced that it has engaged J.P. Morgan Securities LLC to assist the Board of Directors in considering strategic alternatives for the Company to enhance stockholder value, including, but not limited to a sale of the Company, a financing of the Company, a strategic partnership or collaboration or some other form of commercial relationship. In addition, the Company announced the implementation of a restructuring plan to reduce operating expenses as it continues the global market development of the Senhance platform.

On October 30, 2019, the Company announced that its Board of Directors had approved a proposal, to be submitted to stockholders for approval at a Special Meeting of Stockholders to be held on December 11, 2019, to authorize the Board of Directors to effect a reverse stock split of the Company’s common stock. The reverse stock split proposal includes a proposed range between 1-for-10 and 1-for-40 shares of outstanding common stock. The final ratio will be determined by the Board of Directors after stockholder approval. In addition, if the reverse stock split selected is in the range of 1-for-20 to 1-for-30, the authorized common stock would be reduced to 500,000,000 shares, and if the range selected is greater than 1-for-30, the authorized common stock would be reduced to 250,000,000 shares.
On November 4, 2019, the Company entered into a payoff letter with the Agent pursuant to which the Company terminated the Hercules Loan Agreement, as amended. The Company determined it was in the best interests of the Company to pay down the debt and terminate the Hercules Agreement to simplify the Company's balance sheet and provide additional flexibility as the Board of Directors continues to explore strategic and financial alternatives for the Company. Under the payoff letter, the Company repaid all amounts owed under the Hercules Loan Agreement totaling approximately $16.4 million, which included end of term fees of $1.4 million, and Hercules released all security interests held on the assets of the Company and its subsidiaries, including, without limitation, on the intellectual property assets of the Company.
On November 8, 2019, the Company announced that Todd M. Pope was leaving the positions of President and Chief Executive Officer and was leaving the Board of Directors, and Anthony Fernando was appointed as President and Chief Executive Officer and elected to the Board of Directors with immediate effect. The Company entered into a separation agreement with Mr. Pope and a consulting agreement with Mr. Pope to secure transition services from him. The Company also entered into an amended and restated employment agreement with Mr. Fernando on November 8, 2019.

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

On October 17, 2019, the Company announced that it has engaged J.P. Morgan Securities LLC to assist the Board of Directors in considering strategic alternatives for the Company to enhance stockholder value, including, but not limited to a sale of the Company, a financing of the Company, a strategic partnership or collaboration or some other form of commercial relationship. In addition, the

Company announced the implementation of a restructuring plan to reduce operating expenses as it continues the global market development of the Senhance platform.
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
Since inception, we have been unprofitable. As of September 30, 2019, we had an accumulated deficit of $649.9 million.
Due to a decline in market conditions and changes in our forecast, the Company tested its goodwill and in-process research & development ("IPR&D") for potential impairment as of September 30, 2019.
The Company performed the impairment testing using the Income Approach and Market Approach, applying a weighted average value of 50%-50% between the two approaches. In addition, management considered the decline in both our stock price and market capitalization after the September 30, 2019 measurement date as relevant factors in the analysis.
During the third quarter of 2019, the Company determined that the carrying value of both its goodwill and IPR&D were impaired, and recorded impairment charges of $79.0 million and $7.9 million, respectively.
The Company is currently implementing a restructuring plan, and is looking at reducing our operating costs in sales and marketing, general and administrative, and research and development expenses while we continue the global market development of the Senhance platform.
We operate in one business segment.
Debt Refinancing

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement, collectively, the Lender, and Hercules Capital, Inc., as administrative agent and collateral agent, or the Agent. Under the Hercules Loan Agreement, the Lender agreed to make certain term loans to the Company in the aggregate principal amount of up to $40.0 million, with funding of the first $20.0 million tranche occurring on May 23, 2018, or the Initial Funding Date. On October 23, 2018, the Lender funded the second tranche of $10.0 million under the Hercules Loan Agreement.  The Company was entitled to make interest-only payments until December 1, 2020, and at the end of the interest-only period, the Company would be required to repay the term loans over an eighteen-month period based on an eighteen-month amortization schedule, with a final maturity date of June 1, 2022. The term loans would be required to be repaid if the term loans are accelerated following an event of default. Effective April 30, 2019, the Hercules Loan Agreement was amended, or the Hercules Amendment, to eliminate the availability of the Tranche III loan facility, add a new Tranche IV loan facility of up to $20 million, revise certain financial covenants and make other changes.

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
Under the Hercules Second Amendment, the applicable waiver condition for fiscal year 2019 was changed to maintenance of unrestricted cash equal to $7.0 million.
The term loans bore interest at a rate equal to the greater of (i) 10.05% per annum, or the Fixed Rate, and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.0%. On the Initial Funding Date, the Company was obligated to pay a facility fee of $0.4 million. In addition, the Company is permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurs in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the term loans at the maturity date or upon acceleration, the Company is required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded.
The Company’s obligations under the Hercules Loan Agreement were guaranteed by all current and future material foreign subsidiaries of the Company and are secured by a security interest in all of the assets of the Company and their current and future domestic subsidiaries and all of the assets of their current and future material foreign subsidiaries, including a security interest in the intellectual property. The Hercules Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. Under the terms of the Hercules Loan Agreement, the Company is required to maintain cash and/or investment property in accounts which perfect the Agent’s first priority security interest in such accounts in an amount equal to the lesser of (i) (x) 120% of the then-outstanding principal balance of the term loans, including accrued interest and any other fees payable under the agreement to the extent accrued and payable plus (y) an amount equal to the then-outstanding accounts payable of the Company on a consolidated basis that are more than 90 days past due and (ii) 80% of the aggregate cash of the Company and its consolidated subsidiaries. The Agent is granted the option to invest up to $2.0 million in any future equity offering broadly marketed by the Company to investors on the same terms as the offering to other investors.
On November 4, 2019, the Company entered into a payoff letter with the Agent pursuant to which the Company terminated the Hercules Loan Agreement, as amended. The Company determined it was in the best interests of the Company to pay down the debt and terminate the Hercules Agreement to simplify the Company’s balance sheet and provide additional flexibility as the Board of Directors continues to explore strategic and financial alternatives for the Company. Under the payoff letter, the Company repaid all amounts owed under the Hercules Loan Agreement totaling approximately $16.4 million, which included end of term fees of $1.4 million, and Hercules released all security interests held on the assets of the Company and its subsidiaries, including, without limitation, on the intellectual property assets of the Company.
In connection with its entrance into the Hercules Loan Agreement, the Company repaid its existing credit facility with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, entered into on May 10, 2017, which loan and security agreement is referred to as the Innovatus Loan Agreement. For a description of the Innovatus Loan Agreement, see “Notes to Consolidated Financial Statements (Unaudited)– Note. 13. Notes Payable.”
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
Each Series B Warrant has an initial exercise price of $1.00 per share and may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date, or by May 3, 2022. As of September 30, 2019, Series B Warrants representing approximately 15.9 million shares had been exercised.
The exercise prices and the number of shares issuable upon exercise of the outstanding Series B Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The Series B Warrants are subject to adjustment in the event that the Company issues or is deemed to issue shares of common stock for less than the then applicable exercise price of the Series B Warrants. Such adjustments occurred in August and September 2019 due to sales under the 2019 Sales Agreement and the Underwriting Agreement at prices less than the then applicable exercise price of the Series B Warrants. See "Notes to Consolidated Financial Statements (unaudited) - Note 14 Warrants." The exercisability of the Series B Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of our common stock. If, at any time Series B Warrants are outstanding, any fundamental transaction occurs, as described in the Series B Warrants and generally including any consolidation or merger into another corporation, the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of its assets, the successor entity must assume in writing all of the obligations to the Series B Warrant holders. Additionally, in the event of a fundamental transaction, each Series B Warrant holder will have the right to require the Company, or its successor, to repurchase the Series B Warrants for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such Series B Warrants.
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
The net proceeds to the Company from the offering were approximately $23.2 million, prior to any exercise of the Series A Warrants or Series B Warrants, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The net proceeds to the Company from the exercise of all of the Series A Warrants and the Series B Warrants exercised prior to September 30, 2019 were approximately $37.6 million.
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
At-the-Market Offering and Firm Commitment Offering
On December 28, 2018, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2018 Sales Agreement with Stifel, under which we could offer and sell, through Stifel, up to approximately $75.0 million in shares of common stock in an at-the-market offering, or the 2018 ATM Offering. All sales of shares were to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. Stifel would have received a commission of approximately 3% of the aggregate gross proceeds received from all sales of common stock under the 2018 Sales Agreement. Effective August 12, 2019, the Company terminated the 2018 Sales Agreement. The Company sold no shares of its common stock under the 2018 Sales Agreement.

On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $25.0 million shares of the Company’s common stock, through Cantor, as sales agent (the “2019 ATM Offering”). Pursuant to the 2019 Sales Agreement, sales of the common stock were made under the Company’s previously filed and currently effective Registration Statement on Form S-3. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. The Company raised gross proceeds of $5.1 million under the 2019 ATM Offering and net proceeds of $4.9 million during the quarter ended September 30, 2019.

On September 4, 2019, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Cantor (the “Underwriter”). Subject to the terms and conditions of the Underwriting Agreement, the Company agreed to sell to the Underwriter, in a firm commitment underwritten offering, 28,000,000 shares of the Company’s common stock. In addition, the Company granted the Underwriter a 30-day option to purchase 4,200,000 of additional shares of common stock. The Company raised $18.8 million in gross / net proceeds under this offering. The option to purchase additional shares of common stock was not exercised.
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
Under the terms of the MST Purchase Agreement, at the closing the Buyers purchased substantially all of the assets of the Seller. The acquisition price consisted of two tranches. At or prior to the closing of the transaction the Buyers paid $5.8 million in cash and the Company issued 3.15 million shares of the Company’s common stock. A second tranche of $6.6 million in additional consideration was payable in cash, stock or cash and stock, at the discretion of the Company, within one year after the closing date.
On August 7, 2019, the Company notified MST that the Company would satisfy the payment of additional consideration of $6.6 million due to MST under the MST Purchase Agreement by issuing shares of TransEnterix common stock, as permitted by the MST Purchase Agreement. The number of shares issued to MST as the additional consideration was 4,815,504 shares of common stock (the “Additional Consideration Shares”). In accordance with Section 2.3.6 of the MST Purchase Agreement, the number of Additional Consideration Shares was calculated based on the volume-weighted average of the closing prices of the TransEnterix common stock as quoted on the NYSE American for the ninety (90) day period ended August 6, 2019.
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
The purchase price was to be paid in two installments. The initial $5.0 million was due on July 31, 2019 and the remaining $12.0 million was due to be paid upon the transfer of the AutoLap and related assets, which was expected to occur in November 2019. In addition, GBIL agreed to pay $30.0 million for the purchase of 15,000,000 shares of the Company’s common stock at $2.00 per share (the “AutoLap Shares”).
On October 15, 2019, the Company amended the previously-announced AutoLap Sale Agreement such that the total consideration of $17.0 million is to be paid in installments of $3.0 million, which was received on October 15, 2019, $13 million to be paid through the delivery of an irrevocable, confirmed letter of credit by October 31, 2019 and $1.0 million to be paid by December 15, 2019. As of November 8, 2019, the Company believes that it has satisfied all requirements to release the letter of credit funds and has submitted the letter of credit for payment. The Company continues to anticipate receiving the final $1.0 million payment by December 15, 2019. The equity investment of $30.0 million is no longer an element of the Amended AutoLap Agreement. Under the Amended AutoLap Agreement, the Company will enter into a cross‑license agreement with GBIL to retain rights to use any AutoLap-related intellectual property sold to GBIL, and to non-exclusively license additional intellectual property to GBIL. The Amended AutoLap Agreement did not meet the criteria of assets held for sale pursuant to ASC 360 at September 30, 2019 as there was nominal carrying value on the Company's balance sheet attributable to the assets sold.
Registration Rights and Lock-Up Agreements
In connection with the closing under the MST Purchase Agreement (the “MST Acquisition”), the Company and the Seller entered into a Lock-Up Agreement, dated October 31, 2018, pursuant to which the Seller agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Initial Shares for six months following the Closing Date.  As of the date of this report, 75% of the Initial Shares are free from the lock-up restrictions. For the remaining 25% of the Initial Shares, the Lock-Up Agreement provides that all of the Initial Shares will be released from the lock-up restrictions on the eighteen-month anniversary of the closing date, or earlier upon certain other conditions.   The Lock-Up Agreement further provides that the Seller may not sell, transfer or convey the Additional Consideration Shares until after the six-month anniversary of the issuance of the Additional Consideration Shares, or earlier upon certain other conditions.
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
As of September 30, 2019, the Company has paid all Cash Consideration due under the second tranche and approximately €2.4 million of the €2.5 million due under the fourth tranche. The fourth tranche of the Cash Consideration is payable in installments by

December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year.
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
Product and service revenue for the three months ended September 30, 2019 decreased to $2.0 million compared to $5.4 million for the three months ended September 30, 2018. The $3.4 million decrease was the result of one system sale during the three months ended September 30, 2019 as compared to four systems sold during the three months ended September 30, 2018.
Product and service revenue for the nine months ended September 30, 2019 was $7.8 million compared to $16.6 million for the nine months ended September 30, 2018. The $8.8 million decrease was primarily the result of three system sales during the nine months ended September 30, 2019 as compared to ten systems sold during the nine months ended September 30, 2018. Revenue for the nine months ended September 30, 2019 includes $1.3 million from a prior year sale that had deferred proceeds related to uncompleted performance obligations. The Company completed these performance obligations during the second quarter of 2019.
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
Cost of revenue for the three months ended September 30, 2019 decreased to $3.4 million as compared to $4.2 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, product costs totaled $1.2 million, with employee related costs of $1.5 million. Cost of revenue exceed revenue primarily due to costs attributable to product demonstrations, which are expensed when incurred, along with increased costs related to freight, travel and supplies. For the three months ended September 30, 2019, demonstration costs totaled $0.4 million, with freight, travel and supply costs totaling $0.2 million, $0.2 million and $0.1 million, respectively. These costs were slightly offset by $0.2 million in reduced standard cost variances.

Cost of revenue for the nine months ended September 30, 2019 decreased to $9.8 million as compared to $10.5 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, product costs totaled $2.3 million, with employee related costs of $4.2 million. Cost of revenue exceed revenue primarily due to costs attributable to product demonstrations, which are expensed when incurred, along with increased costs related to freight, travel and supplies. For the nine months ended September 30, 2019, demonstration costs totaled $1.2 million, with freight, travel, supplies and other miscellaneous costs totaling $0.5 million, $0.6 million, $0.5 million and $0.5 million, respectively.
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
R&D expenses for the three months ended September 30, 2019 increased 23% to $5.9 million as compared to $4.8 million for the three months ended September 30, 2018. The $1.1 million increase primarily relates to increased personnel related costs of $1.0 million and $0.1 million in product demonstration costs.
R&D expenses for the nine months ended September 30, 2019 increased 16% to $17.8 million as compared to $15.4 million for the nine months ended September 30, 2018. The $2.4 million increase primarily relates to increased personnel related costs of $3.0 million. partially offset by reduced consulting costs of $0.3 million and testing / validation costs of $0.3 million, respectively.
Sales and Marketing
Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. The Company expect sales and marketing expenses to decrease significantly as we streamline our overall sales team and reduce overall head count.
Sales and marketing expenses for the three months ended September 30, 2019 increased 19% to $6.9 million compared to $5.8 million for the three months ended September 30, 2018. The $1.1 million increase was primarily related to increased personnel costs of $0.8 million, increased travel related costs of $0.2 million and an increase in outside services of $0.1 million.
Sales and marketing expenses for the nine months ended September 30, 2019 increased 26% to $22.4 million compared to $17.8 million for the nine months ended September 30, 2018. The $4.6 million increase was primarily related to increased personnel costs of $2.3 million, increased travel related expenses of $1.2 million, increased product demonstration and trade show costs of $0.6 million, and an increase in outside services of $0.5 million as we increased our U.S. sales and marketing team as we focused on the commercialization of the Senhance System.
General and Administrative
General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. As the Company is currently implementing a restructuring plan, we expect general and administrative costs to decrease in future periods.
General and administrative expenses for the three months ended September 30, 2019 increased 59% to $5.9 million compared to $3.7 million for the three months ended September 30, 2018. The $2.2 million increase was primarily due to increased personnel costs of $0.5 million, a bad debt charge of $1.6 million and increased consulting-outsourced services costs of $0.1 million. The Company recorded the bad debt charge due to doubt regarding collectibility on a 2018 system sale in North Africa.
General and administrative expenses for the nine months ended September 30, 2019 increased 50% to $15.0 million compared to $10.0 million for the nine months ended September 30, 2018. The $5.0 million increase was primarily due to increased personnel costs of $2.2 million, a bad debt charge of $1.6 million, increased consulting-outsourced services expense of $1.1 million and increased information technology costs of $0.2 million, partially offset by a reduction in depreciation of $0.1 million.
Loss (Gain) from Sale of SurgiBot Assets, Net
The loss from the sale of SurgiBot assets to GBIL of $0.1 million for the nine months ended September 30, 2019 was primarily due to additional outside service costs to transfer the assets. The gain from the sale of SurgiBot assets, net of $11.9 million for the nine months ended September 30, 2018, is further explained in the “Overview” section.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended September 30, 2019 decreased to $2.6 million compared to $2.7 million for the three months ended September 30, 2018. The $0.1 million decrease was primarily the result of foreign currency exchange rates.
Amortization of intangible assets for the nine months ended September 30, 2019 decreased to $7.8 million compared to $8.2 million for the nine months ended September 30, 2018. The $0.4 million decrease was primarily the result of foreign currency exchange rates.
Impairment of Goodwill and Intangible Assets

The Company typically tests goodwill for impairment annually, however, recent market conditions as well as reduced forecasts, required that we test our goodwill and IPR&D carrying values as of September 30, 2019.

Pursuant to ASU 2017-04, a company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. The Company generally determines the fair value of its reporting unit using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”

Under the “Income Approach — Discounted Cash Flow Analysis” method the key assumptions consider projected sales, cost of sales, and operating expenses. These assumptions were determined by management utilizing the Company's internal operating plan, growth rates for revenues and operating expenses, and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by looking at current risk-free rates of capital, current market interest rates, and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change.

Under the “Market Approach — Guideline Public Company Method” the Company identified several publicly traded companies, which it believed had sufficiently relevant similarities. Similar to the income approach discussed above, sales, cost of sales, operating expenses, and their respective growth rates are key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods were weighted based upon management’s evaluation of the relevance of the two approaches. In the 2019 evaluation, management determined that the income and market value approach should be weighted 50%-50%. In addition, management considered the decline in both our stock price and market capitalization after the September 30, 2019 measurement date as relevant factors in the analysis.

As of September 30, 2019, the Company determined that the goodwill associated with the business was impaired, and recorded impairment charges of $79.0 million. The impairment charge resulted from decreased sales and estimated cash flows and a recent decline in the Company's stock price. The Company also recognized a $7.9 million impairment charge to its IPR&D as it concluded that under the market value approach, the fair value of the IPR&D was lower than the carrying value.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration in connection with the Senhance Acquisition was an $11.6 million decrease for the three months ended September 30, 2019 compared to a $1.4 million decrease for the three months ended September 30, 2018. The $10.2 million decrease was due to a significant reduction in the Company's five-year revenue forecast.
The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $9.7 million decrease for the nine months ended September 30, 2019 compared to an increase of $0.1 million for the nine months ended September 30, 2018. The $9.8 million decrease was primarily due to a significant reduction in the Company's five-year revenue forecast.
Change in Fair Value of Warrant Liabilities
The change in fair value of Series B Warrants issued in April 2017 was a decrease of $0.6 million for the three months ended September 30, 2019 compared to an increase of $8.8 million for the three months ended September 30, 2018. The net $9.4 million decrease for the three months ended September 30, 2019 over the three months ended September 30, 2018 includes re-measurement associated with the warrants exercised during the quarter ended September 30, 2018. The decrease in value at September 30, 2019 was primarily the result of the difference in the stock price at June 30, 2019 versus September 30, 2019.
The change in fair value of Series B Warrants issued in April 2017 was a decrease of $3.0 million for the nine months ended September 30, 2019 compared to an increase of $24.4 million for the nine months ended September 30, 2018. The net $27.4 million decrease in change in fair value of warrant liabilities for the nine months ended September 30, 2019 over the nine months ended September 30, 2018 includes re-measurement associated with the warrants exercised during the nine months ended September 30, 2019 and 2018, and the outstanding warrants at September 30, 2019. The decrease in value at September 30, 2019 was primarily the result of the difference in the stock price at December 31, 2018 versus September 30, 2019.
Interest Income
Interest income for the three months ended September 30, 2019 was $0.1 million compared to $0.4 million for the three months ended September 30, 2018. The decrease of $0.3 million was due to less cash and short-term investments on hand at September 30, 2019 earning less interest.

Interest income for the nine months ended September 30, 2019 was $0.6 million compared to $1.0 million for the nine months ended September 30, 2018. The decrease of $0.4 million was due to less cash and short-term investments on hand at September 30, 2019 earning less interest.
Interest Expense
Interest expense for the three months ended September 30, 2019 was $1.2 million compared to $0.7 million for the three months ended September 30, 2018. The increase in interest expense relates to the write-down of debt issuance costs due to the repayment of $15.0 million in principal to Hercules Capital during the quarter.
Interest expense for the nine months ended September 30, 2019 was $3.4 million compared to$3.4 million for the nine months ended September 30, 2018. The Company incurred a $1.4 million loss on extinguishment of debt, classified as interest expense, during the second quarter of 2018, and this loss was offset by interest incurred on the increased notes payable.
Income Tax Benefit
Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $1.1 million and $2.5 million of income tax benefit for the three months and nine months ended September 30, 2019, respectively, compared to $0.8 million and $2.6 million of income tax benefit for the same comparable three and nine month periods of 2018.
Liquidity and Capital Resources
Going Concern
The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $649.9 million as of September 30, 2019, and has working capital of $34.4 million as of September 30, 2019. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Traditionally, the Company has raised additional capital through equity offerings. Management's plan to obtain such resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company is considering strategic alternatives, including a fundamental business combination transaction. If the Company is unable to obtain adequate capital through one of these methods, it would need to reduce its sales and marketing and administrative expenses, delay research and development projects, including the purchase of equipment and supplies, and take other steps to reduce its expenses until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. Management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.
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
On December 28, 2018, we entered into the 2018 Sales Agreement with Stifel, as sales agent, pursuant to which we could sell through Stifel, from time to time, up to $75.0 million in shares of common stock in an at-the-market offering under the shelf registration statement. Effective August 12, 2019, the Company terminated the 2018 Sales Agreement. The Company sold no shares of its common stock under the Stifel Sales Agreement.

On August 12, 2019, the Company entered into the 2019 Sales Agreement with Cantor as sales agent, to which we can sell through Cantor from time to time up to an aggregate of $25.0 million shares of the Company’s common stock. As of September 30, 2019, the Company has raised $5.1 million in gross proceeds under this ATM.

On September 4, 2019, the Company entered into the 2019 Underwriting Agreement with Cantor as underwriter, offering 28,000,000 shares of the Company’s common stock. In addition, the Company granted the Underwriter a 30-day option to purchase 4,200,000 of additional shares of common stock, which was not exercised. As of September 30, 2019, the Company raised $18.8 million in gross proceeds under the 2019 Underwriting Agreement.

As of September 30, 2019, the Company had approximately $56.2 million available under the effective shelf registration statement.

As of September 30, 2019, the Company did not meet the financial covenant related to actual net revenue as compared to projected net revenue. Under the Hercules Second Amendment, the applicable waiver condition for fiscal year 2019 has been changed to maintenance of unrestricted cash equal to $7.0 million. The Hercules Loan Agreement was terminated on November 4, 2019. Please see the description of the Hercules Loan Agreement above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‑ Debt Refinancing.”
At September 30, 2019, we had cash and cash equivalents, excluding restricted cash, of approximately $22.1 million. With the proceeds from the amended AutoLap agreement of $17.0 million and cost cutting measures being implemented, the Company believes it has adequate cash on hand to operate into the first quarter of 2020. Please see the description of the sale of the AutoLap Assets above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ‑ MST Acquisition and Related Transactions - Sale of AutoLap Assets.”

On October 17, 2019, the Company announced that it has engaged J.P. Morgan Securities LLC to assist the Board of Directors in considering strategic alternatives for the Company to enhance stockholder value, including, but not limited to a sale of the Company, a financing of the Company, a strategic partnership or collaboration or some other form of commercial relationship. In addition, the Company announced the implementation of a restructuring plan to reduce operating expenses as it continues the global market development of the Senhance platform.
Consolidated Cash Flow Data

	Nine Months Ended
	September 30,
	2019	2018
(in millions)
Net cash (used in) provided by
Operating activities	$(59.1)	$(35.6)
Investing activities	51.7	(35.6)
Financing activities	8.7	16.1
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1.2	$(55.2)
Operating Activities
For the nine months ended September 30, 2019, cash used in operating activities of $59.1 million consisted of a net loss of $140.5 million and cash used for working capital of $13.7 million, offset by non-cash items of $95.1 million. The non-cash items primarily consisted of $86.9 million in impairment charges, $9.7 million of stock-based compensation expense, $8.9 million of amortization, $1.7 million of depreciation, $1.6 million in bad debt expense, $0.8 million in interest expense on deferred consideration related to the MST acquisition, and $0.8 million related to the write-down of obsolete inventory, offset by a $3.0 million change in fair value of warrant liabilities, $9.7 million change in fair value of contingent consideration and $2.5 million deferred income tax benefit. The decrease in cash from changes in working capital primarily relates to $14.1 million in increased inventory, and a $2.3 million increase in other current and long-term assets, which was partially offset by cash provided from accounts receivable of $4.3 million.

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
Investing Activities
For the nine months ended September 30, 2019, net cash provided by investing activities was $51.7 million. This amount primarily consists of $65.0 million in proceeds from maturities of short-term investments, offset by $12.9 million and $0.4 million in purchases of short-term investments and property and equipment, respectively.

For the nine months ended September 30, 2018, net cash used in investing activities was $35.6 million. This amount primarily consists of $39.6 million and $0.5 million in purchases of short-term investments and property and equipment, respectively, offset by $4.5 million proceeds related to the sale of SurgiBot assets.
Financing Activities
For the nine months ended September 30, 2019, net cash provided by financing activities was $8.7 million. The net change primarily related to proceeds received from the issuance of common stock, net of issuance costs, and from the exercise of stock options and warrants, totaling $23.7 million and $0.5 million, respectively, partially offset by the $15.0 million principal repayment to Hercules Capital and taxes paid by the Company in February 2019 related to the settlement of vested RSUs of $0.5 million.

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
Operating Capital and Capital Expenditure Requirements
We intend to spend substantial amounts on commercial activities, on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, the enhancement and protection of our intellectual property, and on contingent consideration payments in connection with the acquisition of the Senhance System. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, strategic collaborations, other funding transactions or a fundamental business combination transaction. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.
Cash and cash equivalents held by our foreign subsidiaries totaled $1.5 million at September 30, 2019, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.
Hercules Loan Agreement
On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into the Hercules Loan Agreement with several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement and Hercules Capital, Inc., as administrative agent and Collateral Agent. Effective April 30, 2019, the Hercules Loan Agreement was amended to eliminate the availability of the Tranche III loan facility, add a new Tranche IV loan facility of up to $20 million, revise certain financial covenants and make other changes.  On July 10, 2019, the Company entered into the Consent and Second Amendment to the Loan and Security Agreement on July 10, 2019 (the “Hercules Second Amendment”). Under the Hercules Second Amendment, in consideration for the consent to the sale of, and the release of the Lender’s security interest on, the AutoLap assets, the Company reduced its indebtedness under the Hercules Loan Agreement by repaying $15.0 million (net of issuance costs totaling $0.7 million), of the $30.0 million of outstanding indebtedness thereunder, without any prepayment penalties, amendment fee or acceleration of the end of term charges, and received adjustments to the quarterly financial covenants and related waiver conditions to reflect the decreased outstanding indebtedness. On November 4, 2019, the Company entered into a payoff letter with the Agent pursuant to which the Company terminated the Hercules Loan Agreement, as amended. The Company determined it was in the best interests of the Company to pay down the debt and terminate the Hercules Agreement to simplify the Company's balance sheet and provide additional flexibility as the Board of Directors continues to explore strategic and financial alternatives for the Company. Under the payoff letter, the Company repaid all amounts owed under the Hercules Loan Agreement totaling approximately $16.4 million, which included end of term fees of $1.4 million, and Hercules released all security interests held on the assets of the Company and its subsidiaries, including, without limitation, on the intellectual property assets of the Company. Please see the description of the Hercules Loan Agreement above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‑ Debt Refinancing.”
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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

Due to recent market conditions as well as reduced forecasts, the Company did an impairment analysis of its goodwill and its IPR&D as of September 30, 2019. For a description of the procedures followed see above under "Management's Discussion and Analysis and Results of Operations - Impairment of Goodwill and Intangible Assets."

As of September 30, 2019, the Company determined that the goodwill associated with the business was impaired, and recorded an impairment charge of $79.0 million. The impairment charge resulted from decreased sales and estimated cash flows and a recent decline in the Company's stock price.
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

As of September 30, 2019, the Company also did an impairment analysis related to its IPR&D, and concluded that under the market value approach, the fair value of its IPR&D was lower than the carrying value and recorded an impairment charge of $7.9 million.
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
Any inventory on hand at the measurement date in excess of the Company's current requirements based on anticipated levels of sales is classified as long-term on the Company's consolidated balance sheets. The Company's classification of long-term inventory requires us to estimate the portion of on hand inventory that can be realized over the upcoming twelve months.
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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in money market funds and Treasury securities. As of September 30, 2019, approximately 100% of the investment portfolio was in cash equivalents and therefore not subject to any significant interest rate fluctuations.
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
During the three months ended September 30, 2019, 95% of our revenue and approximately 44% of our operating expenses (excluding the change in fair value of contingent consideration and impairment of goodwill and intangible assets) were denominated in currencies other than the U.S. dollar, most notably the Euro. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against the Euro would have increased or decreased revenue by approximately $3.4 million and operating expenses by approximately $15.0 million.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1	Legal Proceedings
None.

Item 1A	Risk Factors.
Reference is made to the Risk Factors included in our Fiscal 2018 Form 10-K, as supplemented by the following:

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.
We have a limited operating history. We are not profitable and have incurred losses since our inception.  Substantial doubt exists about our ability to continue as a going concern as a result of anticipated capital needs as well as past recurring losses and an accumulated deficit. Our accumulated deficit was $649.9 million as of September 30, 2019, and our working capital was $34.4 million as of September 30, 2019. We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will not be sufficient to meet our anticipated cash needs past 2019.
We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products. We will continue to incur research and development and general and administrative expenses related to our operations, and sales and marketing expenses to support our commercial activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We announced that we are seeking strategic and financing alternatives. We may not be successful in achieving a suitable transaction.
On October 17, 2019, we announced that we had engaged J.P. Morgan Securities LLC to assist the Board of Directors in considering strategic alternatives for the Company to enhance stockholder value, including, but not limited to a sale of the Company, a financing of the Company, a strategic partnership or collaboration or some other form of commercial relationship. In addition, we announced the implementation of a restructuring plan to reduce operating expenses as we continue the global market development of the Senhance platform. We may not be able to identify, successfully negotiate with and consummate a suitable transaction with a buyer or other commercial partner. We may not be able to raise the funds needed to operate the business for any specific period of time. If we are not successful in consummating a transaction or financing, our financial condition will be materially adversely affected.
We have announced a restructuring plan to reduce our operating expenses. If we are not successful in reducing our operating expenses, our financial condition will be materially adversely affected.
We have begun to implement a restructuring plan to significantly reduce our operating expenses while focusing on the global market development of the Senhance platform. We need to fully implement the restructuring plan while pursuing strategic alternatives. We may encounter unexpected costs while implementing the restructuring plan, and may not be successful in reducing our operating expenses as much as needed. If we are unable to successfully reduce our operating expenses, our financial condition will be materially adversely affected.
We have recently had significant management changes. Such changes could divert attention from the operation of the business and create uncertainty.
On October 17, 2019, we announced that Joseph P. Slattery, our chief financial officer, had announced his intention to retire. Mr. Slattery intends to remain as our chief financial officer until December 31, 2019, and then to provide consulting services through July 31, 2020. We intend to implement a search for a new chief financial officer but may have difficultly recruiting a new chief financial officer with the current issues facing the Company.
On November 8, 2019, we announced the departure of Todd M. Pope as our president and chief executive officer, and as a member of our Board of Directors, and announced the appointment of Anthony Fernando as president and chief executive officer and his election to the Board of Directors. Any such significant management changes can divert focus away from the operation of the business and could create uncertainty in our personnel. We cannot assure you that the change in senior leadership will not have an adverse impact on the Company and its financial condition.
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
We are also expanding the potential market for robotic surgical systems with our focus on laparoscopic surgery. Such expansion requires a different sales and marketing approach than a focus on open procedures. We are finding that our sales cycle is protracted for each sale for a number of reasons, including the need to interact and obtain buy-in from the executive office and finance as well as surgeons at each facility. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. We also find that such a lengthy sales cycle makes it more difficult for us to accurately forecast revenue and may cause revenues and operating results to continue to vary significantly in future periods.
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
On November 8, 2019, the Company announced that Todd M. Pope was leaving the positions of President and Chief Executive Officer and was leaving the Board of Directors, and all positions with subsidiaries of the Company, and Anthony Fernando was appointed as President and Chief Executive Officer and elected to the Board of Directors with immediate effect. The Board of Directors thanks Mr. Pope for his service to the Company. The Company entered into a separation agreement with Mr. Pope that: (1) provides him with the severance compensation due under his Amended and Restated Employment Agreement, dated March 6, 2018 (the “Employment Agreement”); (2) provides that if, in 2020, 2019 annual bonuses are paid to the executive officers of the Company, in the discretion of the Board of Directors, Mr. Pope will be eligible for a pro-rated 2019 annual bonus at the same time; (3) provides for Mr. Pope to enter into a consulting agreement with the Company to provide transition services until December 31, 2020, unless earlier terminated; (4) recites the understanding of the parties with respect to the continuation of the non-competition, non-solicitation, confidentiality and non-disparagement provisions of his Employment Agreement; (5) secures a general release of claims; and (6) extends the Change in Control protections of his Employment Agreement through December 31, 2020. In addition, under a consulting agreement with Mr. Pope, the Company secured transition services from him through December 31, 2020. The principal compensation under the consulting agreement is the commitment to continue his outstanding equity awards in full force and effect during the term of the consulting agreement, to extend the vesting term of stock options for one year after termination or expiration of the consulting agreement, and to accelerate the vesting of awards due to vest through July 2021 at the end of the consulting term as consideration for one-year non-competition, non-solicitation covenants at the end of the term of the consulting agreement. The foregoing summary of the separation agreement and consulting agreement are not complete. The agreements are filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On November 8, 2019, Anthony Fernando, the Company’s Chief Operating Officer, was appointed as President and Chief Executive Officer of the Company and elected to its Board of Directors. The Company entered into an amended and restated employment agreement with Mr. Fernando (the “Agreement”) to establish his new roles with the Company. Under the amended and restated employment agreement, Mr. Fernando’s base salary increased to $440,000 per annum, his annual bonus target was set at 75% of base salary, including a pro-rated target bonus for 2019, based on the period of 2019 for which he will serve as President and Chief Executive Officer. Severance payments due upon a termination of employment without cause or for good reason were increased to twelve months outside of a Change in Control (as defined in the Agreement) and to twenty-four months upon a termination without cause or for good reason during a Change in Control Period (as defined in the Agreement). The foregoing summary of the Agreement is not complete. The Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Before being appointed as President and Chief Executive Officer on November 8, 2019, Mr. Fernando has served as our Chief Operating Officer since June 1, 2017. Prior to his appointment as our Chief Operating Officer, Mr. Fernando served as our Chief Technology Officer, since January 2016, and as our Vice President, International Development from August 2015 through January 2016. Previously, Mr. Fernando served as Vice President, Innovation and Technology, International, of Stryker Singapore Pvt. Ltd, a global medical technology company, from October 2013 until July 2015. From August 2010 until October 2013, Mr. Fernando served as Director of Research and Development, greater Asia, for Becton Dickinson & Company, a global medical technology company engaged in the development, manufacture and sale of medical devices. From July 2007 until July 2010, Mr. Fernando served as the Director of Research and Development, Asia - Environmental Health, at Perkinelmer Singapore Pvt. Ltd. Until July 2015, Mr. Fernando also served as a director of Stryker India Private Limited and Stryker Global Technology Center (India). Mr. Fernando holds a BSc and MSc, Mechanical Engineering from the University of Nevada Las Vegas and an MBA, Finance & Strategy from the University of North Carolina at Chapel Hill.
There are no related person transactions or agreements involving the Company and Mr. Fernando.

In addition, the Board approved short-term retention bonuses for Anthony Fernando and for Eric Smith, Chief Commercial Officer, if they remain with the Company or any of its subsidiaries until January 31, 2020. Such bonuses, equal to six months’ base salary for Mr. Fernando and two months’ base salary for Mr. Smith, will be paid, if earned, upon receipt of sufficient funds through the successful completion of a financing or strategic transaction. This summary of the short-term retention bonuses is not complete. Reference is made to the form of Award Agreement attached to this Quarterly Report on Form 10-Q as an exhibit and incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1
Controlled Equity Offering Sales Agreement, dated as of August 12, 2019, between TransEnterix, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on August 12, 2019).

10.2
Underwriting Agreement, dated September 4, 2019, between TransEnterix, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on September 4, 2019).

10.3
Amended and Restated AutoLap System Sale Agreement between TransEnterix, Inc., and Great Belief International Limited, dated October 15, 2019(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2019).

10.4
Consent and Second Amendment to Loan and Security Agreement, dated and effective as of July 10, 2019, by and among TransEnterix, Inc., TransEnterix Surgical, Inc., TransEnterix International, Inc., SafeStitch, LLC, the several banks party to the Loan and Security Agreement and Hercules Capital, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 8, 2019).

10.5+ *	Transition Agreement, dated October 17, 2019, between TransEnterix, Inc. and Joseph P. Slattery and the related Consulting Agreement.

10.6 + *
Separation and General Release Agreement, dated November 8, 2019, between TransEnterix, Inc. and Todd M. Pope and the related Consulting Agreement, dated November 8, 2019, between TransEnterix, Inc. and Todd M. Pope.

10.7 + *	Amended and Restated Employment Agreement, dated November 8, 2019, between TransEnterix, Inc. and Anthony Fernando.

10.8 + *	Form of Retention Reward Agreement for Executive Officers

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).
___________________________________________________________

+	A management contract, compensatory plan or arrangement required to be separately identified.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: November 12, 2019	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

	By:	/s/ Joseph P. Slattery
Date: November 12, 2019	Joseph P. Slattery
Executive Vice President and Chief Financial Officer