Form 10-Q
period 2020-03-31
TRANSENTERIX, INC.
filed 2020-05-15
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	TRXC	NYSE American
The number of shares outstanding of the registrant’s common stock, as of May 11, 2020 was 51,839,157.

TRANSENTERIX, INC.
TABLE OF CONTENTS FOR FORM 10-Q

i

EXPLANATORY NOTE
As previously disclosed in a Current Report on Form 8-K filed by TransEnterix, Inc. with the Securities and Exchange Commission, or SEC, on May 11, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2020, or this Quarterly Report, due to the impact of the coronavirus (COVID-19) pandemic on the Company’s operations in reliance on an order issued by the SEC (Release No. 34-88465) issued by the SEC on March 25, 2020.
The COVID-19 pandemic caused unexpected disruptions to the Company’s operations and required that the Company conduct further analyses and assessments to determine the impact of such disruptions on the Company’s financial statements for the preparation of this Quarterly Report. Furthermore, the Company has experienced a significant disruption of its personnel. All of the Company’s facilities are in locations that are subject to, or have been subject to, stay-at-home or shelter-in-place orders and the Company’s office-based employees have been primarily working from home. Due to these disruptions, the Company could not timely file this Quarterly Report by the original deadline of May 11, 2020.
FORWARD-LOOKING STATEMENTS
In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including the impact of the coronavirus (COVID-19) pandemic on our operating results. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020, or the Fiscal 2019 Form 10-K, and other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. To the extent that our business is negatively impacted due to a variety of factors, including the impact of COVID-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impact. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix Surgical, Inc., SafeStitch LLC, TransEnterix International Inc.; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd; TransEnterix Japan KK; TransEnterix Israel Ltd. and TransEnterix Netherlands B.V.
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
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Product	242	1,829
Service	358	352
Total revenue	$600	$2,181
Cost of revenue
Product	913	1,273
Service	825	1,194
Total cost of revenue	1,738	2,467
Gross loss	(1,138)	(286)
Operating Expenses
Research and development	3,934	5,655
Sales and marketing	4,253	7,674
General and administrative	3,349	4,560
Amortization of intangible assets	2,564	2,611
Change in fair value of contingent consideration	1,056	998
Restructuring and other charges	858	—
Acquisition related costs	—	45
Loss from sale of SurgiBot assets, net	—	97
Total Operating Expenses	16,014	21,640
Operating Loss	(17,152)	(21,926)
Other Income (Expense)
Change in fair value of warrant liabilities	(155)	(106)
Interest income	27	318
Interest expense	—	(1,116)
Other expense	(15)	(305)
Total Other Income (Expense), net	(143)	(1,209)
Loss before income taxes	(17,295)	(23,135)
Income tax benefit	697	610
Net loss	$(16,598)	$(22,525)
Deemed dividend related to beneficial conversion feature of preferred stock	(412)	—
Net loss attributable to common stockholders	(17,010)	(22,525)
Comprehensive loss
Net loss	(16,598)	(22,525)
Foreign currency translation loss	(872)	(1,949)
Comprehensive loss	$(17,470)	$(24,474)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.59)	$(1.35)
Weighted average number of shares used in computing net loss per common share - basic and diluted	28,906	16,677
See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,816	$9,598
Accounts receivable, net	951	620
Inventories	9,829	10,653
Other current assets	7,341	7,084
Total Current Assets	39,937	27,955
Restricted cash	925	969
Inventories, net of current portion	7,201	7,594
Property and equipment, net	6,060	4,706
Intellectual property, net	27,939	28,596
In-process research and development	—	2,470
Other long term assets	2,168	2,489
Total Assets	$84,230	$74,779
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,047	$3,579
Accrued expenses	8,026	8,553
Deferred revenue – current portion	903	818
Contingent consideration – current portion	72	73
Total Current Liabilities	13,048	13,023
Long Term Liabilities
Deferred revenue – less current portion	13	27
Contingent consideration – less current portion	2,068	1,011
Warrant liabilities	73	2,388
Net deferred tax liabilities	649	1,392
Other long term liabilities	1,217	1,403
Total Liabilities	17,068	19,244
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2020 and December 31, 2019; 47,078,314 and 20,691,301 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	47	21
Preferred stock, $0.01 par value, 25,000,000 shares authorized, including 7,937,057 and 0 shares of Series A Convertible Preferred Stock at March 31, 2020 and December 31, 2019, and 4,884,117 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	49	—
Additional paid-in capital	749,506	720,484
Accumulated deficit	(680,198)	(663,600)
Accumulated other comprehensive loss	(2,242)	(1,370)
Total Stockholders’ Equity	67,162	55,535
Total Liabilities and Stockholders’ Equity	$84,230	$74,779

See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	20,691	$21	—	—	—	—	$720,484	$(663,600)	$(1,370)	$55,535
Stock-based compensation	—	—	—	—	—	—	1,923	—	—	1,923
Issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	14,122	14	7,937	79	—	—	13,432	—	—	13,525
Issuance of common stock, net of issuance costs	7,030	7	—	—	—	—	11,205	—	—	11,212
Conversion of preferred stock to common stock	3,053	3	(3,053)	(30)	—	—	27	—	—	—
Exchange of shares for Series B Warrants	2,041	2	—	—	—	—	2,468	—	—	2,470
Award of restricted stock units	141	—	—	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	28	—	(33)	—	—	(33)
Cancellation of treasury stock	—	—	—	—	(28)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(872)	(872)
Net loss	—	—	—	—	—	—	—	(16,598)	—	(16,598)
Balance, March 31, 2020	47,078	$47	4,884	49	—	—	$749,506	$(680,198)	$(2,242)	$67,162

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	16,642	$17	—	$—	$676,572	$(509,406)	$1,338	$168,521
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Exercise of stock options and warrants	12	—	—	—	236	—	—	236
Award of restricted stock units	47	—	—	—	1	—	—	1
Return of common stock to pay withholding taxes on restricted stock	—	—	15	—	(499)	—	—	(499)
Cancellation of treasury stock	—	—	(15)	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(7)	7	—	—
Other comprehensive income	—	—	—	—	—	—	(1,949)	(1,949)
Net loss	—	—	—	—	—	(22,525)	—	(22,525)
Balance, March 31, 2019	16,701	$17	—	$—	$679,284	$(531,924)	$(611)	$146,766
See accompanying notes to consolidated financial statements.

TransEnterix, Inc. Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(16,598)	$(22,525)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss from sale of SurgiBot assets, net	—	97
Depreciation	570	563
Amortization of intangible assets	2,564	2,611
Amortization of debt discount and debt issuance costs	—	330
Amortization of short-term investment discount	—	(220)
Stock-based compensation	1,923	2,981
Interest expense on deferred consideration - MST acquisition	—	204
Deferred tax benefit	(697)	(610)
Change in fair value of warrant liabilities	155	106
Change in fair value of contingent consideration	1,056	998
Changes in operating assets and liabilities:
Accounts receivable	(340)	(129)
Inventories	(1,063)	(4,621)
Other current and long term assets	(76)	(2,663)
Accounts payable	509	286
Accrued expenses	(433)	(2,518)
Deferred revenue	83	(197)
Other long term liabilities	(130)	1,112
Net cash and cash equivalents used in operating activities	$(12,477)	$(24,195)
Investing Activities
Purchase of short-term investments	—	(10,894)
Proceeds from maturities of short-term investments	—	40,000
Purchase of property and equipment	(2)	(118)
Net cash and cash equivalents (used in) provided by investing activities	(2)	28,988
Financing Activities
Proceeds from issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	13,525	—
Proceeds from issuance of common stock and warrants, net of issuance costs	11,212	—
Taxes paid related to net share settlement of vesting of restricted stock units	(33)	(499)
Proceeds from exercise of stock options and warrants	—	236
Net cash and cash equivalents provided by (used in) financing activities	24,704	(263)
Effect of exchange rate changes on cash and cash equivalents	(51)	(58)
Net increase in cash, cash equivalents and restricted cash	12,174	4,472
Cash, cash equivalents and restricted cash, beginning of period	10,567	21,651
Cash, cash equivalents and restricted cash, end of period	$22,741	$26,123

Supplemental Disclosure for Cash Flow Information
Interest paid	$—	$750
Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of inventories to property and equipment	$1,958	$86
Exchange of common stock for Series B Warrants	$2,470	$—
Transfer of in-process research and development to intellectual property	$2,425	$—
Conversion of preferred stock to common stock	$30	$—
See accompanying notes to consolidated financial statements.

TransEnterix, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Capitalization
TransEnterix, Inc. is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. It is focused on the market development for and commercialization of the Senhance® Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance Surgical System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 millimeter microlaparoscopic instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.
The Company believes that future outcomes of minimally invasive surgery will be enhanced through its combination of more advanced tools and robotic functionality, which are designed to empower surgeons with improved precision, ergonomics, dexterity and visualization; offer high patient satisfaction and enable a desirable post-operative recovery; and provide a cost-effective robotic system, compared to existing alternatives today, for a wide range of clinical applications and operative sites within the healthcare system.
The Senhance System is commercially available in Europe, the United States, Japan, Taiwan and select other countries.

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
During 2018 and 2019, the Company successfully obtained FDA clearance and CE Mark for its 3 millimeter diameter instruments, its Senhance ultrasonic system, its 3 millimeter and 5 millimeter hooks, and the Senhance articulating system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in Europe in November 2019 and the Company is evaluating its pathway forward to launch such a system in the United States with a planned submission for U.S. clearance at the end of 2020, although the Company estimates that this timing may shift to the first quarter of 2021 due to delays related to the COVID-19 pandemic.
In January 2020, the Company submitted an application to the FDA seeking clearance of the first machine vision system for its robotic surgery unit named Intelligent Surgical Unit (ISU™). The Intelligent Surgical Unit was developed using the image analytics technology acquired from MST in the fourth quarter of 2018. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On March 13, 2020, the Company announced that it has received FDA clearance for the Intelligent Surgical Unit.
Restructuring and COVID-19 Impact
Despite the number of advances and regulatory clearances received from late 2017 through 2019, Senhance System sales in 2019 were disappointing. Adoption of new technologies, particularly for capital intensive devices such as the Senhance System can be slow and uneven as market development and commercial development is time-consuming and expensive. The Company has determined to refocus its resources and efforts in 2020 on market development activities to increase awareness of: the benefits of the use of the Senhance System in laparoscopic surgery; the digitization of high volume procedures using the Senhance System; the indications for use, including pediatric indications of use in CE Mark territories; and the overall cost efficiency of the Senhance System.

The Company intends to focus on markets with high utilization of laparoscopic techniques, including Japan, Western Europe and the United States. Its focus will be on (1) increasing the number of placements of the Senhance System, not necessarily through sales, but through leasing arrangements, (2) increasing the number of procedures conducted using the Senhance System quarter over quarter, and (3) solidifying key opinion leader support and publications related to the use of the Senhance System in laparoscopic procedures. During this period the Company will not focus on revenue targets.
During the fourth quarter of 2019, the Company announced the implementation of a restructuring plan to reduce operating expenses as it continues the global market development of the Senhance platform. Under the restructuring plan, it reduced headcount primarily in the sales and marketing functions and determined that the carrying value of its inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the consolidated statements of operations and comprehensive loss, during the fourth quarter of 2019. During March 2020, the Company continued its restructuring with additional headcount reductions which resulted in $0.9 million related to severance costs which are expected to be paid in 2020.
In addition, in December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The Company has taken steps, and will continue to take further actions, in its approach to minimizing the impact of the COVID-19 pandemic on its business. As a result of the COVID-19 pandemic, in March 2020, to ensure the health and well-being of its employees, the Company implemented work from home at all of its facilities. The Company has also implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel, canceling of trade shows for 2020 and salary reductions for its senior management and certain groups of its field-based employees. Our Senhance Systems are manufactured at a contract manufacturing facility in Milan. With the quarantine in Northern Italy, the assembly of new units has been disrupted. A variety of travel restrictions, have caused a delay in our product installation and training activities in recent weeks, and are expected to continue. Elective surgeries have been halted in the United States and Europe and only limited procedures are being done in Japan. This has significantly impacted our ability to implement our market development activities to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place. In addition, compliance with “stay-at-home” orders in all of its locations have led to disruptions and delays in the completion of the Company’s financial reporting.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed in the United States. In April 2020, the Company received funding under a promissory note dated April 18, 2020 evidencing an unsecured non-recourse loan under the Paycheck Protection Program (“PPP”). See Note 19.
The Company continues to review the CARES Act and other applicable government-related legislation aimed at assisting businesses during the COVID-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.
Recent Financing Transaction
On March 10, 2020, the Company closed a firm commitment underwritten public offering, or the 2020 Public Offering, pursuant to which it sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Units. Each Class A Unit consists of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance, or collectively, the Series C Warrants, and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance, or collectively, the Series D Warrants. Each Class B Unit consists of one share of Series A Convertible Preferred Stock, par value $0.01 per share, or the Series A Preferred Stock, convertible into one share of common stock, a Series C Warrant to purchase one share of common stock and a Series D Warrant to purchase one share of common stock. The Class A Units and Class B Units have no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants are immediately separable. In addition, the underwriter for the 2020 Public Offering exercised its overallotment option to purchase 3,308,823 Series C Warrants and 3,308,823 Series D Warrants for an aggregate purchase price of $60,000. The net proceeds to the Company were $13.5 million. Issuance costs totaled $1.5 million and consisted of underwriting discounts, commissions, and legal fees.
As used herein, the term “Company” refers to the Company and its subsidiaries TransEnterix Surgical, Inc., SafeStitch LLC, TransEnterix International, Inc.; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; TransEnterix Japan KK; TransEnterix Israel Ltd. and TransEnterix Netherlands B.V.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2019 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd.; TransEnterix Japan KK; TransEnterix Israel Ltd. and TransEnterix Netherlands B.V. All material inter-company accounts and transactions have been eliminated in consolidation.
On December 11, 2019, following receipt of approval from stockholders at a special meeting of stockholders held on the same day, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of one-for-thirteen, or the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis on NYSE American on the morning of December 12, 2019. No fractional shares were issued in connection with the Reverse Stock Split. Instead, the Company rounded up each fractional share resulting from the reverse stock split to the nearest whole share. As a result of the Reverse Stock Split, the Company’s outstanding common stock decreased from approximately 261.9 million shares to approximately 20.2 million shares (without giving effect to the rounding up for each fractional share).
Unless otherwise noted, all share and per share data referenced in the condensed consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, certain amounts in the consolidated financial statements and the notes thereto may be slightly different than previously reported due to rounding of fractional shares, and certain amounts within the consolidated balance sheets were reclassified between common stock and additional paid-in capital.
Going Concern
The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $680.2 million as of March 31, 2020, and working capital of $26.9 million as of March 31, 2020. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Traditionally, the Company has raised additional capital through equity offerings. Management's plan to obtain such resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to meet its existing obligations, and to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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
The COVID-19 pandemic has caused significant social and economic restrictions that have been imposed in the United States and abroad, which has resulted in significant volatility in the global economy and led to reduced economic activity. In the preparation of these financial statements and related disclosures, the Company has assessed the impact that COVID-19 has had on its estimates, assumptions, forecasts, and accounting policies. The Company continues to monitor closely the COVID-19 pandemic impact on its estimates, assumptions and forecasts used in the preparation of its financial statements. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to COVID-19 cannot be determined with precision, and actual results could significantly differ from estimates or forecasts.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.
Restricted cash at March 31, 2020 and December 31, 2019 includes $0.9 million and $1.0 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, automobile leases, and a performance guarantee required by the government of a country in which a Senhance System was sold in 2018.
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
The Company’s accounts receivable are derived from sales to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses and recorded a bad debt charge totaling $1.6 million during the year ended December 31, 2019. The Company had eight customers who constituted 80% of the Company’s net accounts receivable at March 31, 2020.  The Company had eight customers who constituted 85% of the Company’s net accounts receivable at December 31, 2019. The Company had eleven customers who accounted for 80% of sales for the three months ended March 31, 2020 and five customers who accounted for 81% of sales for the three months ended March 31, 2019.
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
The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill, prior to being fully impaired during the year ended December 31, 2019, was tested for impairment at the enterprise level. Indefinite-lived intangible assets, such as goodwill, are not amortized.

During the third quarter of 2019, the Company determined that the goodwill associated with the business was impaired, and recorded impairment charges of $79.0 million. The impairment charge resulted from decreased sales and estimated cash flows and a significant decline in the Company's stock price.
The Company also performed a recoverability test on the intellectual property and concluded that there was no impairment as of December 31, 2019.
No impairment of intellectual property existed at March 31, 2020.
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
The IPR&D from MST was acquired on October 31, 2018. On March 13, 2020, upon receiving FDA clearance and the ability to commercialize the products associated with the MST IPR&D assets, the assets were deemed definite-lived, reclassified to intellectual property and are now amortized based on their estimated useful lives.

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
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 were not significant.
Risk and Uncertainties
The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, potential negative impacts on the Company's operations caused by the COVID-19 pandemic, the Company's ability to continue as a going concern, the historical lack of profitability; the Company’s ability to raise additional capital; the liquidity and capital resources of its partners; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.
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
The Company’s system sale arrangements generally contain multiple products and services. For these consolidated sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the consolidated package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system service. The Company’s system sale arrangements generally include a five years period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a standalone basis.
The Company has begun entering into lease arrangements with certain qualified customers. Thus far, all leases have been operating lease arrangements. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices as prescribed by the Company’s revenue recognition policy. Lease elements generally include a system, while non-lease elements generally include service, instruments, and accessories. For some lease arrangements, the customers are provided with the right to purchase the leased system at some point during and/or at the end of the lease term. For some leases, lease payments are based on the usage of the system.
In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system, (3) whether the lease term is for the major part of the remaining economic life of the leased system, (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise, and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
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

•
Lease arrangements. Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon system usage and is presented as product revenue.

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
The following table presents revenue disaggregated by type and geography:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands) (unaudited)
U.S.
Systems	$30	$—
Instruments and accessories	60	—
Services	69	133
Total U.S. revenue	159	133
Outside of U.S. ("OUS")
Systems	39	1,283
Instruments and accessories	113	546
Services	289	219
Total OUS revenue	441	2,048
Total
Systems	69	1,283
Instruments and accessories	173	546
Services	358	352
Total revenue	$600	$2,181

The Company recognizes sales by geographic area based on the country in which the customer is based.
Operating lease revenue was approximately $0.1 million for the three months ended March 31, 2020.
Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.5 million as of March 31, 2020.
The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.2 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended March 31, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million and $0.3 million, respectively.
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
The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $1.9 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively.
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
In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (TRAF). TRAF introduces major changes in the Swiss tax system by abolishing certain current preferential tax regimes and replacing them with new measures that are in line with international standards. The referendum did not have a material impact on the Company for the quarter ended March 31, 2020 or 2019 tax provision. The Company will continue to evaluate the impact of these provisions in future periods as the enactment process in completed.
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.
Segments
The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 29% and 19% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2020 and December 31, 2019, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable, other long-term assets and inventory of $59.7 million and $60.5 million at March 31, 2020 and December 31, 2019, respectively. Total assets outside of the U.S. amounted to 71% and 81% of total consolidated assets at March 31, 2020 and December 31, 2019, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended March 31, 2020 and 2019, 27% and 6%, respectively, of net revenue were generated in the United States; while 48% and 35%, respectively, were generated in Europe; and 25% and 59% were generated in Asia.
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
3.     Acquisitions
MST Medical Surgery Technologies Ltd. Acquisition
On September 23, 2018, the Company entered into an Asset Purchase Agreement (the “MST Purchase Agreement”) with MST Medical Surgery Technologies Ltd., an Israeli private company (“MST”), and two of the Company’s wholly owned subsidiaries, as purchasers of the assets of MST (collectively, the “Buyers”). The closing of the transactions occurred on October 31, 2018, pursuant to which the Company acquired MST’s assets consisting of intellectual property and tangible assets related to surgical analytics with its core image analytics technology designed to empower and automate the surgical environment, with a focus on medical robotics and computer-assisted surgery. The core technology acquired under the MST Purchase Agreement is a software-based image analytics information platform powered by advanced visualization, scene recognition, artificial intelligence, machine learning and data analytics.
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
In connection with the closing under the MST Purchase Agreement (the “MST Acquisition”), the Company and the Seller entered into a Lock-Up Agreement, dated October 31, 2018, pursuant to which the Seller agreed, subject to certain exceptions, not to sell, transfer or otherwise convey any of the Initial Shares for six months following the Closing Date.  As of the date of this report, all of the Initial Shares are free from the lock-up restrictions. The Additional Consideration Shares were released from the lock-up restrictions on February 7, 2020.
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
On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). The initial Securities Consideration was issued in full at the closing of the Senhance Acquisition; under the Amendment, the second tranche of the Cash Consideration was restructured, and an additional issuance of 286,360 shares of the Company’s common stock with an aggregate fair market value of €5.0 million occurred in January 2017. Following the Amendment, the total Cash Consideration was $25.0 million U.S. Dollars and approximately €22.5 million Euro, of which all but €15.1 million Euro has been paid as of March 31, 2020.  The majority of the remaining Cash Consideration to be paid is the third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.
The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2017. As of March 31, 2020, the Company had paid €2.4 million of the fourth tranche.
The Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System. The remaining amounts due to Sofar are included in contingent consideration as of March 31, 2020 and December 31, 2019.
The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.

4.	Cash, Cash Equivalents, and Restricted Cash
Restricted cash at March 31, 2020 and December 31, 2019 includes $0.9 million and $1.0 million respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, automobile leases, and a performance guarantee required by the government of a country in which a Senhance System was sold in 2018.

5.	Fair Value
The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended March 31, 2020 and the year ended December 31, 2019.
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
The carrying values of accounts receivable, interest receivable, accounts payable, and certain accrued expenses at March 31, 2020 and December 31, 2019, approximate their fair values due to the short-term nature of these items.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2020
	(In thousands) (unaudited)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$21,816	$—	$—	$21,816
Restricted cash	925	—	—	925
Total Assets measured at fair value	$22,741	$—	$—	$22,741
Liabilities measured at fair value
Contingent consideration	—	—	2,140	2,140
Warrant liabilities	—	—	73	73
Total liabilities measured at fair value	$—	$—	$2,213	$2,213

Description	December 31, 2019
	(In thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$9,598	$—	$—	$9,598
Restricted cash	969	—	—	969
Total Assets measured at fair value	$10,567	$—	$—	$10,567
Liabilities measured at fair value
Contingent consideration	$—	$—	$1,084	$1,084
Warrant liabilities	—	—	2,388	2,388
Total liabilities measured at fair value	—	—	3,472	3,472

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The increase in fair value of the contingent consideration of $1.1 million for the three months ended March 31, 2020 was primarily due to a change in the Company's long-term forecast. The increase in fair value of the contingent consideration of $1.0 million for the three months ended March 31, 2019 was primarily due to the passage of time.  Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of approximately 0.077 shares of the Company’s common stock, a Series A warrant to purchase approximately 0.077 shares of common stock with an exercise price of $13.00 per share  (the “Series A Warrants”), and a Series B warrant to purchase approximately 0.058 shares of common stock with an exercise price of $13.00 per share (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”), at an offering price of $1.00 per Unit. All of the Series A Warrants were exercised prior to the expiration date of October 31, 2017. Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date.
The exercise prices and the number of shares issuable upon exercise of each of the Series B Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The Series B warrants contain provisions, often referred to as “down-round protection,” that leads to adjustment of the exercise price and number of underlying warrant shares if the Company issues securities, including its common stock or convertible securities or debt securities, in the future at sale prices below the then-current exercise price. As a result of this adjustment feature and after giving effect to the Company’s reverse stock split at a ratio of one-for-thirteen shares effective December 11, 2019, or the Reverse Stock Split, the exercise price of all outstanding Series B Warrants has been adjusted to $0.37 per share.
The change in fair value of all outstanding Series B Warrants for the three months ended March 31, 2020 and 2019 was an increase of $0.2 million and $0.1 million, respectively, and is included in the Company’s consolidated statements of operations and comprehensive loss. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B Warrants:

Series B	March 31, 2020	December 31, 2019
Fair value	$0.1 million	$2.4 million
Valuation methodology	Monte Carlo	Monte Carlo
Term	2.1 years	2.3 years
Risk free rate	0.23%	1.59%
Dividends	—	—
Volatility	85%	109.80%
Share price	$0.35	$1.47
Probability of additional financing	100% in 2020	100% in 2020
The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration as of March 31, 2020 and December 31, 2019:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	Probability weighted income approach	Milestone dates	2024 to 2029
		Discount rate	10.75% to 15.75%

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and the contingent consideration for the three months ended March 31, 2020:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands) (unaudited)
	Common stock warrants	Contingent consideration
Balance at December 31, 2019	$2,388	$1,084
Exchange of warrants	(2,470)	—
Change in fair value	155	1,056
Balance at March 31, 2020	$73	$2,140
Current portion	—	72
Long-term portion	73	2,068
Balance at March 31, 2020	$73	$2,140

6.	Accounts Receivable, Net
The following table presents the components of accounts receivable:

	March 31, 2020	December 31, 2019
	(In thousands)
	(unaudited)
Gross accounts receivable	$2,575	$2,274
Allowance for uncollectible accounts	(1,624)	(1,654)
Total accounts receivable, net	$951	$620

The Company recorded $1.6 million in bad debt expense during the year ended December 31, 2019.
7.    Inventories
The components of inventories are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
	(unaudited)
Finished goods	$9,296	$9,737
Raw materials	7,734	8,510
Total inventories	$17,030	$18,247

Current portion	$9,829	$10,653
Long-term portion	7,201	7,594
Total inventories	$17,030	$18,247

The Company recorded a write-down of obsolete inventory for the year-ended December 31, 2019 totaling $7.4 million as part of a restructuring plan and a $1.5 million charge for inventory obsolescence related to certain system components. There were no such write-downs or charges for the three months ended March 31, 2020 and 2019.

8.	Other Current Assets
The following table presents the components of other current assets:

	March 31, 2020	December 31, 2019
	(In thousands)
	(unaudited)
Advances to vendors	$3,294	$2,534
Prepaid expenses	1,412	1,834
VAT receivable	2,635	2,716
Total	$7,341	$7,084

9.    Property and Equipment
Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
	(unaudited)
Machinery, manufacturing and demonstration equipment	$12,398	$10,421
Computer equipment	2,317	2,321
Furniture	632	637
Leasehold improvements	2,286	2,295
Total property and equipment	17,633	15,674
Accumulated depreciation and amortization	(11,573)	(10,968)
Property and equipment, net	$6,060	$4,706

Depreciation expense was approximately $0.6 million and $0.6 million, for the three months ended March 31, 2020 and 2019, respectively.
Operating lease assets are included in machinery, manufacturing and demonstration equipment and are depreciated on a straight-line basis over the greater of the lease term or 5 years.

10.	Goodwill, In-Process Research and Development and Intellectual Property
Goodwill
Goodwill of $93.8 million was recorded in connection with a September 2013 merger transaction, goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3, and goodwill of $9.6 million was recorded in connection with the MST Acquisition, as described in Note 3.

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
The Company performed an impairment test of its IPR&D at the end of the third quarter 2019 as recent events and changes in market conditions indicated that the asset might be impaired. The impairment test consisted of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Significant judgment is applied when testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. During the third quarter of 2019, the Company concluded that the fair value determined by the market value approach was lower than the carrying value. As a result, the Company recognized a $7.9 million impairment charge to its IPR&D. The company performed its annual impairment assessment at December 31, 2019 and no additional impairment was required. See Note 2.
On March 13, 2020, upon receipt of regulatory clearance to commercialize the products associated with the IPR&D assets in the United States, the assets were deemed definite-lived, transferred to developed technology and are amortized based on their estimated useful lives.
The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended March 31, 2020 is as follows:

In-Process Research and Development
(In thousands) (unaudited)
Balance at December 31, 2019	$2,470
Foreign currency translation impact	(45)
Transfer to developed technology	(2,425)
Balance at March 31, 2020	$—

Intellectual Property
The components of gross intellectual property, accumulated amortization, and net intellectual property as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020				December 31, 2019
	(In thousands) (unaudited)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$68,838	$(38,802)	$(2,389)	$27,647	$66,413	$(36,918)	$(1,208)	$28,287
Technology and patents purchased	400	(121)	13	292	400	(112)	21	309
Total intellectual property	$69,238	$(38,923)	$(2,376)	$27,939	$66,813	$(37,030)	$(1,187)	$28,596

The weighted average remaining useful life of the developed technology and technology and patents purchased was 2.9 years and 7.1 years, respectively as of March 31, 2020.

11.	Income Taxes
Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 5.7% for the year ending December 31, 2020. This rate does not include the impact of any discrete items. The Company incurred losses for the three month period ended March 31, 2020 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Europe and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions. There is no net deferred tax asset recorded in relation to TransEnterix Italia and accordingly no valuation allowance has been recorded in that jurisdiction. The deferred tax benefit during the three months ended March 31, 2020 and 2019, was approximately $0.7 million and $0.6 million, respectively. The Israeli jurisdiction was profitable through March 31, 2020 and is projected to be profitable for the year ending December 31, 2020. Consequently, the current tax expense during the three months ended March 31, 2020 and 2019, was approximately $0.02 million and$0.02 million, respectively.

The Company’s effective tax rate for each of the three month periods ended March 31, 2020 and 2019 was 3.8% and 2.6%, respectively. At March 31, 2020, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.
The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income ("GILTI"), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2019 or 2020; no GILTI tax has been recorded for the three months ending March 31, 2020 or 2019.
12.    Accrued Expenses
The following table presents the components of accrued expenses:

	March 31, 2020	December 31, 2019
	(In thousands)
	(unaudited)
Compensation and benefits	$4,744	$5,061
Restructuring costs	1,379	882
Consulting and other vendors	107	308
Other	197	242
Lease liability	963	1,112
Royalties	106	148
Legal and professional fees	212	474
Taxes and other assessments	318	326
Total	$8,026	$8,553

13.	Notes Payable
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
14.    Warrants

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
On February 24, 2020, the Company entered into a Series B Warrants Exchange Agreement (the “Exchange Agreement”) with holders of its Series B Warrants. Under the terms of the Exchange Agreement, each Series B Warrant was canceled in exchange for 0.61 shares of common stock. The Warrant holders participating in the exchange held 3,373,900 of the 3,638,780 Series B Warrants then outstanding, and received an aggregate of 2,040,757 shares of common stock. As a result, the warrant liability decreased by $2.5 million and the additional paid in capital increased by the same amount.
As a result of the warrant exchange and exercise price adjustment feature the exercise price of all outstanding Series B Warrants has been adjusted to $0.37 per share and the number of shares of common stock reserved for and issuable upon the exercise of outstanding Series B Warrants has been adjusted to 530,381 underlying Series B warrant shares as of March 31, 2020.

On March 10, 2020, the Company closed an underwritten public offering under which it issued, as part of units and the exercise of an over-allotment option, 25,367,646 Series C Warrants, each to acquire one share of common stock at an exercise price of $0.68 per share, and 25,367,646 Series D Warrants, each to acquire one share of common stock at an exercise price of $0.68 per share. See Note 15 for a description of the public offering.
The Company concluded that the Series C Warrants and Series D Warrants are considered equity instruments. The fair value of the Series C Warrants and Series D Warrants on the issuance date was determined using a Black-Scholes Merton model. The unit proceeds were then allocated to the Common Stock, Series A preferred stock, Series C Warrants, and Series D Warrants, respectively, based on their relative fair values. As a result, the Company determined that a beneficial conversion feature was created by the difference between the effective conversion price of the preferred stock and the fair value of the Company's Common Stock as of the issuance date. The Company therefore recorded a beneficial conversion charge of $0.4 million as a deemed dividend included in additional paid-in capital and an immediate charge to earnings available to common stockholders for the three months ended March 31, 2020.
The following table summarizes the change in warrant shares for all outstanding warrants, including the Series B Warrants, the Series C Warrants, and the Series D Warrants for the three months ended March 31, 2020:

	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value
Outstanding at December 31, 2019	2,071,172	$2.05	2.4	$1.34
Sold or granted	50,735,292	0.68	2.9	0.12
Exercised	—	—	—	—
Exchanged	(2,040,757)	1.24	—	—
Adjustment to number of warrant shares due to down-round adjustment	607,687	0.37	2.1	0.14
Outstanding at March 31, 2020	51,373,394	$0.71	2.9	$0.13

15.	Equity Offerings

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
The following table summarizes the total sales under the ATM Offering for the period indicated (in thousands except for share and per share amounts):

ATM Offering
For the Quarter Ended
March 31, 2020
Total shares of common stock sold	6,687,846
Average price per share	$1.73
Gross proceeds	$11,558
Commissions earned by Cantor	$346
Net Proceeds	$11,212

Lincoln Park Capital Purchase Agreement
On February 10, 2020, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $25,000,000 in shares of common stock over the 36-month term of the Purchase Agreement, subject to certain limitations and conditions set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 343,171 shares of common stock as commitment shares on February 10, 2020. The Company also committed to issue up to an additional 171,585 shares of common stock to Lincoln Park on a pro rata basis based on the number of shares common stock purchased by Lincoln Park pursuant to the LPC 2020 Purchase Agreement. No shares have been sold to Lincoln Park under the Purchase Agreement to date.
Public Offering of Securities
On March 10, 2020, the Company closed an underwritten public offering (the "2020 Public Offering") with Ladenburg Thalmann & Co. Inc. as underwriter and sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Unit. Each Class A Unit consists of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance (collectively, the “Series C Warrants”), and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance (collectively, the “Series D Warrants”). Each Class B Unit consists of one share of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertible into one share of common stock, a Series C Warrant to purchase one share of common stock and a Series D Warrant to purchase one share of common stock. The Class A Units and Class B Units have no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants are immediately separable. In addition, the underwriter for the public offering exercised an overallotment option and purchased 3,308,823 Series C Warrants and 3,308,823 Series D Warrants.
The shares of Series A Preferred Stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company. With certain statutory exceptions, as described in the Series A Preferred Stock Certificate of Designation, the shares of Series A Preferred Stock have no voting rights. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into one share of common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series A Preferred Stock Certificate of Designation.
The net proceeds to the Company from the 2020 Public Offering were approximately $13.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

16.	Restructuring
During the fourth quarter of 2019, the Company announced the implementation of a restructuring plan to reduce operating expenses as the Company continues the global market development of the Senhance platform. Under the restructuring plan, the Company reduced headcount primarily in the sales and marketing functions and determined that the carrying value of its inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2019. During March 2020, the Company continued the restructuring efforts with additional headcount reductions which resulted in $0.9 million related to severance costs. These 2020 severance costs are primarily expected to be paid in 2020. See Note 1 for additional information regarding the impact of the COVID-19 pandemic.
Future payments under the restructuring plan are expected to conclude in 2020 and total $1.4 million. During the three months ended March 31, 2020, the activity related to the Company's restructuring liability, which is included in accrued expenses in the consolidated balance sheet, was as follows:

Restructuring Liability
(In thousands)
Balance at December 31, 2019	$882
Amount charged to operating expenses	858
Cash payments	(361)
Balance at March 31, 2020	$1,379

17.	Basic and Diluted Net Loss per Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, warrants and preferred stock.
For the three month period ended March 31, 2020, the effect of the beneficial conversion charge related to the Series A preferred stock is included in the calculation of net loss attributable to common stockholders. No adjustments have been made to the weighted average outstanding common shares figures for the three month periods ended March 31, 2020 or March 31, 2019 as the assumed conversion of preferred stock and exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.
As of March 31, 2020, there were 4,884,117 outstanding shares of preferred stock, 1,741,022 outstanding options, 51,373,394 outstanding warrants, and 285,595 unvested restricted stock units that were excluded from the calculation of diluted net loss per common share as the effect of including these instruments would have been anti-dilutive.

18.	Commitments and Contingencies
Contingent Consideration
As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 286,360 shares of the Company’s common stock with an aggregate fair market value of €5.0 million. As of March 31, 2020 and December 31, 2019, the fair value of the contingent consideration was $2.1 million and $1.1 million, respectively.
Legal Proceedings
No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the three months ended March 31, 2020 or the year ended December 31, 2019.
COVID-19 update
In April 2020, the Company received funding under a promissory note dated April 18, 2020 evidencing an unsecured non-recourse loan under the Paycheck Protection Program. See Note 19.

19.	Subsequent Events
Paycheck Protection Program Loan
On April 27, 2020, TransEnterix Surgical, Inc., a wholly owned subsidiary of TransEnterix, Inc. (“TransEnterix Surgical”) received funding under a promissory note dated April 18, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,815,200 under the Paycheck Protection Program (the “PPP Loan”). The PPP was established as part of the CARES Act, signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan to TransEnterix Surgical is being made through City National Bank of Florida, a national banking association (the “Lender”).
The PPP Loan has a two-year term and matures on April 27, 2022. The interest rate on the PPP Loan is 1.00% per annum. Payments shall be deferred for the first six months of the term of the PPP Loan. The SBA has the right to extend the deferment period. The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note.
The PPP Loan may be forgiven partially or fully if the PPP Loan proceeds are used for covered payroll costs, rent and utility costs incurred during the eight-week period that commenced on the date of funding, and at least 75% of PPP Loan proceeds are used for covered payroll costs. All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements.
Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender. TransEnterix Surgical will be required to apply for such forgiveness. The Company recognizes that its restructuring activities unrelated to COVID-19 has led to a decrease in the number of employees between the historical measurement period and the period in which the PPP Loan proceeds are used for payroll and other costs and therefore, not all of the PPP Loan may be forgiven.
Although the Company intends to use the proceeds of the PPP Loan for such covered purposes, it can provide no assurance that it will obtain forgiveness of the PPP Loan in whole or in part.
2020 Employee Equity Awards
On April 30, 2020, the Compensation Committee of the Board approved 2020 annual equity awards and additional equity awards (the "Additional Awards") to employees, other than the named executive officers. The Additional Awards were intended to provide additional incentives to these employees due to existing underwater stock option awards. The awards, which aggregated to approximately 3 million shares, were made under the Company’s Amended and Restated Incentive Compensation Plan.  The awards are subject to forfeiture on a pro rata basis to the extent the requested increase in the number of shares available under the Plan are not approved by stockholders at the 2020 annual meeting on June 8, 2020.
Series A Preferred Stock
Subsequent to March 31, 2020, all outstanding shares of Series A Preferred Stock have been converted by the holders.

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
Overview
TransEnterix, Inc. is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. The Company is focused on the market development for and commercialization of the Senhance™ Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 millimeter microlaparoscopic instruments, eye-sensing camera control and reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.
The Senhance System is commercially available in Europe, the United States, Japan, Taiwan and select other countries.

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
During 2018 and 2019, we successfully obtained FDA clearance and CE Mark for our 3 millimeter diameter instruments, our Senhance ultrasonic system, our 3 millimeter and 5 millimeter hooks, and the Senhance articulating system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in Europe in November 2019 and we are evaluating our pathway forward to launch such a system in the United States with a planned submission for US clearance at the end of 2020, although the Company estimates that this timing may shift to the first quarter of 2021 due to delays related to the COVID-19 pandemic.
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
Since inception, we have been unprofitable. As of March 31, 2020, we had an accumulated deficit of $680.2 million.
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
On December 11, 2019, following receipt of approval from stockholders at a special meeting of stockholders held on the same day, the Company filed an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of one-for-thirteen, or the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis on NYSE American on the morning of December 12, 2019. No fractional shares were issued in connection with the Reverse Stock Split. Instead, the Company rounded up each fractional share resulting from the reverse stock split to the nearest whole share. As a result of the Reverse Stock Split, the Company’s outstanding common stock decreased from approximately 261.9 million shares to approximately 20.2 million shares (without giving effect to the rounding up for each fractional share). Unless otherwise noted, all share and per share data referenced in this Quarterly Report have been retroactively adjusted to reflect the Reverse Stock Split. Certain amounts in the financial statements, the notes thereto, and elsewhere in this Quarterly Report, may be slightly different than previously reported due to rounding of fractional shares as a result of the Reverse Stock Split.
Restructuring and COVID 19 Impact
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
During the fourth quarter of 2019, we announced the implementation of a restructuring plan to reduce operating expenses as we continue the global market development of the Senhance platform. Under the restructuring plan, we reduced headcount primarily in the sales and marketing functions and determined that the carrying value of our inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the consolidated statements of operations and comprehensive loss, during the fourth quarter of 2019. During March 2020, we continued our restructuring with additional headcount reductions which resulted in $0.9 million related to severance costs which are expected to be paid in 2020. In addition, as a result of the COVID-19 pandemic, in March 2020, to ensure the health and well-being of its employees, the Company implemented a work-from-home policy at all of its facilities. The Company has implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel, canceling of trade shows for 2020 and salary reductions for its senior management and certain groups of its field-based employees.
In addition, in December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The Company has taken steps, and will continue to take further actions, in its approach to minimizing the impact of the COVID-19 pandemic on its business. As a result of the COVID-19 pandemic, in March 2020, to ensure the health and well-being of its employees, the Company implemented work from home at all of its facilities. The Company has also implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel, canceling of trade shows for 2020 and salary reductions for its senior management and certain groups of its field-based employees. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed in the United States. In April 2020, the Company received funding under a promissory dated April 18, 2020 evidencing an unsecured non-recourse loan under the Paycheck Protection Program (“PPP”). See “Liquidity” for more information about the PPP Loan.
The Company continues to review the CARES Act and other applicable government-related legislation aimed at assisting businesses during the COVID-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.
Financing Transactions in 2019/2020
The Company has been financing its operations through equity financings and asset sales, including the following transactions during 2019 and 2020. In addition, it procured a loan under the CARES Act PPP. See “Liquidity” for a description of the Company’s financing activities in 2019 and 2020 to date.
Series B Warrants Exchange
On February 24, 2020, the Company entered into a Series B Warrants Exchange Agreement, or the Exchange Agreement, with holders of Series B Warrants. Under the terms of the Exchange Agreement, each Series B Warrant was canceled in exchange for 0.61 of a share of common stock. The Warrant holders participating in the exchange held 3,373,900 of the 3,638,780 Series B Warrants then outstanding, and received an aggregate of 2,040,757 shares of common stock, leaving 264,880 Series B Warrants outstanding to acquire 530,381 shares of common stock at an exercise price of $0.3746 per share.
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
Notable Acquisitions and Asset Sale
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
As of March 31, 2020, the Company has paid all Cash Consideration due under the second tranche and approximately €2.4 million of the €2.5 million due under the fourth tranche. The third tranche, consisting of €15.0 million, has not yet been paid and is subject to certain sales revenue milestones. The fourth tranche of the Cash Consideration is payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year.
The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.
MST Acquisition
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
Sale of AutoLap Assets
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
Results of Operations
Revenue
In the first quarter of 2020, our revenue consisted of system leasing, instruments, accessories and services for systems sold in in Europe, Asia and the U.S. in prior periods. The COVID-19 pandemic contributed to a decrease in demand for instruments, leases, accessories and services during the latter part of the quarter ended March 31, 2020 as elective surgeries were canceled globally.
Product revenue for the three months ended March 31, 2020 decreased to $0.2 million compared to $1.8 million for the three months ended March 31, 2019. The $1.6 million decrease was the result of no system sales during the three months ended March 31, 2020 as compared to one system sold during the three months ended March 31, 2019. The revenue for the three months ended March 31, 2020 consisted primarily of leasing arrangement revenues as well as instrument and accessory sales for previously installed Senhance systems.
Service revenue was $0.4 million for the three months ended March 31, 2020 and March 31, 2019.

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
Product cost for the three months ended March 31, 2020 decreased to $0.9 million as compared to $1.3 million for the three months ended March 31, 2019. Changes year-over-year include $0.2 million in higher product costs, $0.3 million in reduced personnel costs, $0.1 million in reduced travel costs, $0.1 million in reduced freight costs, and $0.1 million in reduced other costs.
Service cost for the three months ended March 31, 2020 decreased to $0.8 million as compared to $1.2 million for the three months ended March 31, 2019. This $0.4 million decrease primarily relates to $0.3 million in reduced product demonstration costs as well as $0.1 million in reduced travel expenses for field service engineers driven by the COVID-19 pandemic. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.
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
R&D expenses for the three months ended March 31, 2020 decreased 32% to $3.9 million as compared to $5.7 million for the three months ended March 31, 2019. The $1.8 million decrease primarily relates to decreased personnel related costs of $0.4 million, decreased technology fees of $0.6 million, decreased consulting fees of $0.3 million, decreased supplies expense of $0.2 million, decreased testing costs of $0.1 million, decreased travel costs of $0.1 million, and decreased other costs of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019.
Sales and Marketing
Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to remain lower compared to prior years as we refocus our resources and efforts on market development activities pursuant to our restructuring plan.
Sales and marketing expenses for the three months ended March 31, 2020 decreased 44% to $4.3 million compared to $7.7 million for the three months ended March 31, 2019. The $3.4 million decrease was primarily related to decreased personnel costs of $1.6 million, decreased travel related costs of $0.8 million, decreased consulting costs of $0.6 million, decreased supplies expense of $0.2 million, and decreased other costs of $0.2 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter 2019 together with reductions in travel and cancellation of tradeshows beginning in the first quarter of 2020 in response to the COVID-19 pandemic.
General and Administrative
General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. As the Company has implemented a restructuring plan, we expect general and administrative costs to decrease in future periods.
General and administrative expenses for the three months ended March 31, 2020 decreased 28% to $3.3 million compared to $4.6 million for the three months ended March 31, 2019. The $1.3 million decrease was primarily due to decreased personnel costs of $1.4 million, decreased supplies expense of $0.1 million, decreased travel costs of $0.1 million, and decreased other expenses of $0.1 million, offset by increased facilities costs of $0.1 million and increased consulting and outside services costs of $0.3 million.

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
During March 2020, we continued our restructuring with additional headcount reductions which resulted in $0.9 million related to severance costs which are expected to be paid in 2020.
Loss from Sale of SurgiBot Assets, Net
The loss from the sale of SurgiBot assets to GBIL of $0.1 million for the three months ended March 31, 2019 was primarily due to additional outside service costs to transfer the assets.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2020 and March 31, 2019 was $2.6 million.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.1 million increase for the three months ended March 31, 2020 compared to a $1.0 million increase for the three months ended March 31, 2019. The $0.1 million increase was due to changes in the Company's five-year revenue forecast in response to the market development strategy introduced in the fourth quarter of 2019.
Change in Fair Value of Warrant Liabilities
The change in fair value of Series B Warrants issued in April 2017 was an increase of $0.2 million for the three months ended March 31, 2020 compared to an increase of $0.1 million for the three months ended March 31, 2019. The net $0.1 million increase for the three months ended March 31, 2020 over the three months ended March 31, 2019 includes re-measurement associated with the warrants exchanged during the quarter ended March 31, 2020. The decrease in the fair value of warrant liabilities at March 31, 2020 was primarily the result of the exchange of warrants in return for common stock completed by most of the remaining Series B warrant holders in the quarter ended March 31, 2020.
Interest Income
There was no interest income for the three months ended March 31, 2020 compared to $0.3 million for the three months ended March 31, 2019. The decrease of $0.3 million was due to less cash and no short-term investments on hand at March 31, 2020 earning less interest.
Interest Expense
Interest expense for the three months ended March 31, 2019 was $1.1 million. There was no interest expense for the three months ended March 31, 2020. The decrease in interest expense relates to the payoff of the Hercules Capital debt in the fourth quarter of 2020.
Income Tax Benefit
Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.7 million and $0.6 million of income tax benefit for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources
Going Concern
The Company's consolidated financial statements are prepared using U.S. generally accepted accounting principles ("GAAP") applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $680.2 million as of March 31, 2020, and working capital of $26.9 million as of March 31, 2020. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company believes that its existing cash and cash equivalents from recent financings, together with cash received from product and instrument sales and leases will be sufficient to meet its anticipated cash needs into the fourth quarter of 2020.

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
We have financed our operations from these financing transactions, most notably the following in 2019 and 2020 to date:
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
At-the-Market Offerings
On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $25.0 million shares of the Company’s common stock, through Cantor, as sales agent (the “2019 ATM Offering”). Pursuant to the 2019 Sales Agreement, sales of the common stock were made under the Company’s previously filed and currently effective Registration Statement on Form S-3. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. The Company raised gross proceeds of $7.2 million under the 2019 ATM Offering and net proceeds of $7.0 million during the year ended December 31, 2019, and an additional $11.6 million of gross proceeds and $11.2 million of net proceeds as of March 31, 2020.
On September 4, 2019, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Cantor. Subject to the terms and conditions of the 2019 Underwriting Agreement, the Company sold to Cantor, in a firm commitment underwritten offering, 2,153,846 shares of the Company’s common stock, or the Firm Commitment Offering. In addition, the Company granted Cantor a 30-day option to purchase 323,077 of additional shares of common stock. The Company raised $18.8 million in gross proceeds under this offering. The option to purchase additional shares of common stock was not exercised.

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
2020 Public Offering
On March 10, 2020, the Company closed an underwritten public offering (the "2020 Public Offering") with Ladenburg Thalmann & Co. Inc. as underwriter and sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Unit. Each Class A Unit consists of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance (the "Series C Warrants"), and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance (the "Series D Warrants"). Each Class B Unit consists of one share of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), convertible into one share of common stock, a Series C Warrant to purchase one share of common stock and a Series D Warrant to purchase one share of common stock. The Class A Units and Class B Units have no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants are immediately separable. In addition, the underwriter for the public offering exercised an overallotment option and purchased 3,308,823 additional Series C Warrants and 3,308,823 additional Series D Warrants at the closing.
Each Series C Warrant included in the Units has an exercise price of $0.68 per share, and each Series D Warrant included in the Units has an exercise price of $0.68 per share. The Series C Warrants and the Series D Warrants are exercisable at any time on or after the date of issuance until their respective expiration dates.
The exercise prices and the number of shares issuable upon exercise of each of the Series C Warrants and Series D Warrants are subject to adjustment upon the occurrence of stock splits or dividends, business combinations, similar recapitalization transactions, or other similar transactions. The exercisability of the Series C Warrants and Series D Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the common stock. If, at any time Series C Warrants or Series D Warrants are outstanding, any fundamental transaction occurs, as described in the Warrants and generally including any consolidation or merger into another corporation, the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of its assets, the successor entity must assume in writing all of the obligations to the holders of the Series C Warrants and Series D Warrants. Additionally, in the event of a fundamental transaction that is within the Company's control, each holder of the Series C Warrants and Series D Warrants will have the right to require the Company, or its successor, to repurchase the Series C Warrants and Series D Warrants it holds for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such Series C Warrants or Series D Warrants, as applicable.
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
The net proceeds to the Company from the 2020 Public Offering were approximately $13.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
On April 27, 2020, TransEnterix Surgical, Inc., a wholly owned subsidiary of TransEnterix, Inc. (“TransEnterix Surgical”) received funding under a promissory note dated April 18, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,815,200 under the Paycheck Protection Program (the “PPP Loan”). The PPP was established as part of the CARES Act, signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan to TransEnterix Surgical is being made through City National Bank of Florida, a national banking association (the “Lender”).
The PPP Loan has a two-year term and matures on April 27, 2022. The interest rate on the PPP Loan is 1.00% per annum. Payments shall be deferred for the first six months of the term of the PPP Loan. The SBA has the right to extend the deferment period. The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note.
The PPP Loan may be forgiven partially or fully if the PPP Loan proceeds are used for covered payroll costs, rent and utility costs incurred during the eight-week period that commenced on the date of funding, and at least 75% of PPP Loan proceeds are used for covered payroll costs. All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender. TransEnterix Surgical will be required to apply for such forgiveness. We recognize that our restructuring activities unrelated to COVID-19 has led to a decrease in the number of our employees between the historical measurement period and the period in which the PPP Loan proceeds are used for payroll and other costs and therefore, not all of the PPP Loan may be forgiven. Although we intend to use the proceeds of the PPP Loan for such covered purposes, we can provide no assurance that we will obtain forgiveness of the PPP Loan in whole or in part.
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
At March 31, 2020, we had cash and cash equivalents, excluding restricted cash, of approximately $21.8 million. The Company believes that its existing cash and cash equivalents from recent financings, together with cash received from product and instrument sales and leases and cost cutting measures being implemented, will be sufficient to meet its anticipated cash needs into the fourth quarter of 2020.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2020	2019
(in millions)
Net cash provided by (used in)
Operating activities	$(12.5)	$(24.2)
Investing activities	0.0	29.0
Financing activities	24.7	(0.3)
Effect of exchange rate changes on cash and cash equivalents	(0.0)	(0.1)
Net increase in cash, cash equivalents and restricted cash	$12.2	$4.4
Operating Activities
For the three months ended March 31, 2020, cash used in operating activities of $12.5 million consisted of a net loss of $16.6 million and cash used for working capital of $1.4 million, offset by non-cash items of $5.6 million. The non-cash items primarily consisted of $1.9 million of stock-based compensation expense, $2.6 million of amortization, $1.1 million change in fair value of contingent consideration, $0.2 million change in fair value of warrant liabilities, and $0.6 million of depreciation. The decrease in cash from changes in working capital primarily relates to $1.1 million in increased inventory, a $0.1 million decrease in other long term liabilities, a $0.4 million decrease in accrued expenses, a $0.3 million increase in accounts receivable, and a $0.1 million increase in other current and long-term assets, which was partially offset by a $0.5 million increase in accounts payable and a $0.1 million increase in deferred revenue.
Investing Activities
For the three months ended March 31, 2020, net cash used in investing activities was $0.0 million.
Financing Activities
For the three months ended March 31, 2020, net cash provided by financing activities was $24.7 million. The net change primarily related to $13.5 million in proceeds from the issuance of common stock, preferred stock, and warrants under the 2020 financing and $11.2 million in proceeds from the issuance of common stock and warrants.
Operating Capital and Capital Expenditure Requirements
We intend to spend substantial amounts on market development and commercial activities, on research and development activities, including continued product development, regulatory and compliance, clinical studies in support of our future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, strategic collaborations, other funding transactions or a fundamental business combination transaction. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.
Cash and cash equivalents held by our foreign subsidiaries totaled $2.5 million at March 31, 2020, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal 2019 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, in-process research and development, contingent consideration, warrant liabilities, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions.
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
The IPR&D from MST was acquired on October 31, 2018.

On March 13, 2020, upon receipt of regulatory clearance to commercialize the products associated with the IPR&D assets in the United States, the assets were deemed definite-lived, transferred to developed technology and are amortized based on their estimated useful lives.
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
Revenue Recognition
Our revenue consists of product revenue resulting from the sale and lease of systems, system components, instruments and accessories, and service revenue. We account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.
Our system sale arrangements generally contain multiple products and services. For these consolidated sale arrangements, we account for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the consolidated package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our system sale arrangements include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system service. Our system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. We consider the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, we generally satisfy all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a standalone basis.
The Company has begun entering into lease arrangements with certain qualified customers. Thus far, all leases have been operating lease arrangements. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices as prescribed by the Company’s revenue recognition policy. Lease elements generally include a system or system component, while non-lease elements generally include service, instruments, and accessories. For some lease arrangements, the customers are provided with the right to purchase the leased system at some point during and/or at the end of the lease term.. For some leases, lease payments are based on the usage of the system.
In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system, (3) whether the lease term is for the major part of the remaining economic life of the leased system, (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise, and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
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

•
Lease arrangements. Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon system usage and is presented as product revenue.

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
U.S. shareholders are subject to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. As of March 31, 2020, no GILTI tax has been recorded.
In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (TRAF). TRAF introduces major changes in the Swiss tax system by abolishing certain current preferential tax regimes and replacing them with new measures that are in line with international standards. The referendum did not have a material impact on the Company’s 2019 or first quarter 2020 tax provision. The Company will continue to evaluate the impact of these provisions in future periods as the enactment process in completed.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Fiscal 2019 Form 10-K, as well as the notes to the consolidated financial statements above in this Form 10-Q, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of March 31, 2020, due to the material weakness in our internal control over financial reporting disclosed in Item 9A of the Company’s Fiscal 2019 Form 10-K, our disclosure controls and procedures were ineffective.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1	Legal Proceedings
None.

Item 1A	Risk Factors.
Reference is made to the Risk Factors included in our Fiscal 2019 Form 10-K, as supplemented by the following:
We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.
We have a limited operating history. We are not profitable and have incurred losses since our inception.  Management concluded that substantial doubt exists about our ability to continue as a going concern as a result of anticipated capital needs as well as past recurring losses and an accumulated deficit. Our independent registered public accounting firm also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. Our accumulated deficit was $680.2 million as of March 31, 2020, and our working capital was $26.9 million as of March 31, 2020. We believe that our existing cash and cash equivalents, together with cash received from product and instrument sales and leases will be sufficient to meet our anticipated cash needs into the fourth quarter of 2020.
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
The coronavirus (COVID-19) pandemic has negatively impacted our operations.
We have facilities located in the United States, Israel, Japan, and Italy. All of our facilities are in locations that are subject to, or have been subject to, stay-at-home or shelter-in-place orders. Our employees are working from home wherever possible. Our Senhance Systems are manufactured at a contract manufacturing facility in Milan. With the quarantine in Northern Italy, the assembly of new units has been disrupted. A variety of travel restrictions, have caused a delay in our product installation and training activities in recent weeks, and are expected to continue. Elective surgeries have been halted in the United States and Europe and only limited procedures are being done in Japan. This has significantly impacted our ability to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place.
The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for Senhance systems and the ability to provide training services; and disruptions or restrictions on our employees’ ability to work and travel. In addition, any preventative or protective actions that governments implement or that we take in respect of COVID-19, such as travel restrictions or stay-at-home orders, may interfere with the ability of our employees, vendors and contract manufacturers to perform their respective responsibilities and obligations relative to the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.
We believe the COVID-19 pandemic will continue to harm our operations and negatively impact our ability to implement our market development efforts, which will have a negative effect on our financial condition.
We announced a restructuring plan to reduce our operating expenses prior to the COVID-19 pandemic, and have instituted additional reductions in response to the COVID-19 pandemic. We may not achieve some or all of the expected benefits of our restructuring plan and the restructuring may adversely affect our business.
Following the disappointing 2019 commercial results, we restructured our organization to focus on market development and increasing use of the Senhance System, rather than focusing on building our sales team. Our restructuring, which included employee reductions is designed to re-align our commercial organization through re-prioritization of certain geographical markets and to implement operational excellence through strategic reallocation of resources.  The COVID-19 pandemic has caused, among other things, a global reduction in elective surgery which has had a significant impact on our market development activities. In addition, we have implemented salary reductions, canceled all 2020 trade show participation and significantly reduced our travel expenses in response to the COVID-19 pandemic’s impact on our business. We may continue to encounter unexpected costs while implementing our restructuring and may not be successful in reducing our operating expenses as much as needed. We may undertake additional restructurings in the future. Implementation of a restructuring plan is costly and disruptive to our business, and we may not be able to obtain the estimated cost savings and benefits that were initially anticipated in connection with our restructuring in a timely manner or at all. Additionally, as a result of any restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. Any failure to properly execute the restructuring plans could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits and adversely affect our financial condition, operating results and future operations.
Under the restructuring plan, we determined that the carrying value of our inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million for the year ended December 31, 2019, of which $7.4 million was an inventory write down based on management’s estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include identifiable intangible assets, contingent consideration, warrant liabilities, stock compensation expense, revenue recognition, accounts receivable reserves, excess and obsolete inventory reserves, inventory classification between current and non-current, and deferred tax asset valuation allowances. We cannot assure you that additional write downs or other charges related to any management estimates will not be needed.
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
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting related to our income tax provision and related accounting and disclosures. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2019, we did not maintain effective controls relating to the income tax accounting and disclosures for the significant components of deferred tax assets and liabilities related to a foreign non-recurring transaction, and such material weakness has not yet been remediated as of March 31, 2020.
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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2020	0	$0	0	0
February 1 - 28, 2020	28,282	1.28	0	0
March 1 - 31, 2020	0	0	0	0
Total	28,282	$1.28	0	0

(1)
These amounts consist of 28,282 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the vesting date.

Item 3	Defaults Upon Senior Securities.
None.

Item 4	Mine Safety Disclosures.
Not applicable.

Item 5	Other Information.
None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1
Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020)

4.1	Form of Series C/Series D Common Stock Purchase Warrant of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020)
4.2
Form of Warrant Agency Agreement by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020)

10.1
Purchase Agreement dated February 10, 2020 between Transenterix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020)

10.2
Registration Rights Agreement dated February 10, 2020 between Transenterix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020)

10.3
Form of Series B Warrants Exchange Agreement dated February 24, 2020, among TransEnterix, Inc. and the Series B Warrant holders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020)

10.4
Promissory Note, dated April 18, 2020, by and between TransEnterix, Inc. and City National Bank, a national banking association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2020)

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

TransEnterix, Inc.

Date: May 15, 2020	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

	By:	/s/ Brett Farabaugh
Date: May 15, 2020	Brett Farabaugh
Interim Chief Financial Officer