Form 10-Q
period 2020-06-30
TRANSENTERIX, INC.
filed 2020-08-05
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

FORM 10-Q

_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2020 was 99,876,465.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including the impact of the coronavirus (COVID-19) pandemic on our operating results. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (the “Fiscal 2019 Form 10-K”), and other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. To the extent that our business is negatively impacted due to a variety of factors, including the impact of COVID-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impact. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix Surgical, Inc., SafeStitch LLC, TransEnterix International Inc.; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia Pte. Ltd.; TransEnterix Taiwan Ltd; TransEnterix Japan KK; TransEnterix Israel Ltd. and TransEnterix Netherlands B.V.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

TransEnterix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product	$315	$3,342	$557	$5,171
Service	340	297	698	649
Total revenue	655	3,639	1,255	5,820

Cost of revenue:
Product	720	2,956	1,633	4,229
Service	693	980	1,518	2,174
Total cost of revenue	1,413	3,936	3,151	6,403

Gross loss	(758)	(297)	(1,896)	(583)
Operating Expenses:
Research and development	4,257	6,295	8,191	11,950
Sales and marketing	2,901	7,868	7,154	15,542
General and administrative	3,619	4,489	6,968	9,049
Amortization of intangible assets	2,619	2,585	5,183	5,196
Change in fair value of contingent consideration	212	960	1,268	1,958
Restructuring and other charges	-	-	858	-
Acquisition related costs	-	-	-	45
Loss from sale of SurgiBot assets, net	-	-	-	97
Total Operating Expenses	13,608	22,197	29,622	43,837

Operating Loss	(14,366)	(22,494)	(31,518)	(44,420)
Other Income (Expense):
Change in fair value of warrant liabilities	(114)	2,528	(269)	2,422
Interest income	4	178	31	496
Interest expense	-	(1,061)	-	(2,177)
Other expense	(55)	(191)	(70)	(496)
Total Other Income (Expense), net	(165)	1,454	(308)	245

Loss before income taxes	(14,531)	(21,040)	(31,826)	(44,175)
Income tax benefit	691	869	1,388	1,479

Net loss	(13,840)	(20,171)	(30,438)	(42,696)
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	(412)	-
Deemed dividend related to conversion of preferred stock into common stock	(299)	-	(299)	-
Net loss attributable to common stockholders	(14,139)	(20,171)	(31,149)	(42,696)

Comprehensive loss:
Net loss	(13,840)	(20,171)	(30,438)	(42,696)
Foreign currency translation gain (loss)	962	1,240	90	(709)

Comprehensive loss	$(12,878)	$(18,931)	$(30,348)	$(43,405)

Net loss per common share attributable to common stockholders - basic	$(0.27)	$(1.21)	$(0.77)	$(2.56)
Net loss per common share attributable to common stockholders - diluted	$(0.27)	$(1.35)	$(0.77)	$(2.68)
Weighted average number of shares used in computing net loss per common share - basic	52,351	16,729	40,628	16,703
Weighted average number of shares used in computing net loss per common share - diluted	52,351	16,814	40,628	16,814

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$15,603	$9,598
Accounts receivable, net	971	620
Inventories	10,857	10,653
Other current assets	6,881	7,084
Total Current Assets	34,312	27,955

Restricted cash	627	969
Inventories, net of current portion	6,334	7,594
Property and equipment, net	6,963	4,706
Intellectual property, net	25,802	28,596
In-process research and development	-	2,470
Net deferred tax assets	40	-
Other long term assets	1,896	2,489
Total Assets	$75,974	$74,779

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,347	$3,579
Accrued expenses	6,840	8,553
Deferred revenue - current portion	868	818
Contingent consideration - current portion	-	73
Total Current Liabilities	10,055	13,023

Long Term Liabilities:
Deferred revenue - less current portion	-	27
Contingent consideration - less current portion	2,278	1,011
Notes payable, net of issuance costs	2,815	-
Warrant liabilities	187	2,388
Net deferred tax liabilities	-	1,392
Other long term liabilities	1,082	1,403
Total Liabilities	16,417	19,244

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2020 and December 31, 2019; 56,902,140 and 20,691,301 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	57	21
Preferred stock, $0.01 par value, 25,000,000 shares authorized, including 7,937,057 and 0 shares of Series A Convertible Preferred Stock at June 30, 2020 and December 31, 2019, and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	754,818	720,484
Accumulated deficit	(694,038)	(663,600)
Accumulated other comprehensive loss	(1,280)	(1,370)
Total Stockholders' Equity	59,557	55,535
Total Liabilities and Stockholders' Equity	$75,974	$74,779

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2019	20,691	$21	-	$-	-	$-	$720,484	$(663,600)	$(1,370)	$55,535
Stock-based compensation	-	-	-	-	-	-	1,923	-	-	1,923
Issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	14,122	14	7,937	79	-	-	13,432	-	-	13,525
Issuance of common stock, net of issuance costs	7,030	7	-	-	-	-	11,205	-	-	11,212
Conversion of preferred stock to common stock	3,053	3	(3,053)	(30)	-	-	27	-	-	-
Exchange of shares for Series B Warrants	2,041	2	-	-	-	-	2,468	-	-	2,470
Award of restricted stock units	141	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	28	-	(33)	-	-	(33)
Cancellation of treasury stock	-	-	-	-	(28)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(872)	(872)
Net loss	-	-	-	-	-	-	-	(16,598)	-	(16,598)
Balance, March 31, 2020	47,078	47	4,884	49	-	-	749,506	(680,198)	(2,242)	$67,162
Stock-based compensation	-	-	-	-	-	-	1,933	-	-	1,933
Exercise of warrants	4,913	5	-	-	-	-	3,335	-	-	3,340
Conversion of preferred stock to common stock	4,884	5	(4,884)	(49)	-	-	44	-	-	-
Award of restricted stock units	28	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	962	962
Net loss	-	-	-	-	-	-	-	(13,840)	-	(13,840)
Balance, June 30,2020	56,903	$57	-	$-	-	$-	$754,818	$(694,038)	$(1,280)	$59,557

Balance, December 31, 2018	16,642	$17	-	$-	-	$-	$676,572	$(509,406)	$1,338	$168,521
Stock-based compensation	-	-	-	-	-	-	2,981	-	-	2,981
Exercise of stock options and warrants	12	-	-	-	-	-	236	-	-	236
Award of restricted stock units	47	-	-	-	-	-	1	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	15	-	(499)	-	-	(499)
Cancellation of treasury stock	-	-	-	-	(15)	-	-	-	-	-
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(7)	7	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,949)	(1,949)
Net loss	-	-	-	-	-	-	-	(22,525)	-	(22,525)
Balance, March 31, 2019	16,701	17	-	-	-	-	679,284	(531,924)	(611)	$146,766

Stock-based compensation	-	-	-	-	-	-	3,355	-	-	3,355
Exercise of stock options and warrants	25	-	-	-	-	-	297	-	-	297
Award of restricted stock units	14	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	1,240	1,240
Net loss	-	-	-	-	-	-	-	(20,171)	-	(20,171)
Balance, June 30, 2019	16,740	$17	-	$-	-	$-	$682,936	$(552,095)	$629	$131,487

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(30,438)	$(42,696)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss from sale of SurgiBot assets, net	-	97
Depreciation	1,162	1,126
Amortization of intangible assets	5,183	5,196
Amortization of debt discount and debt issuance costs	-	622
Amortization of short-term investment discount	-	(300)
Stock-based compensation	3,856	6,336
Interest expense on deferred consideration - MST acquisition	-	387
Deferred tax benefit	(1,388)	(1,479)
Write down of inventory	-	761
Change in fair value of warrant liabilities	269	(2,422)
Change in fair value of contingent consideration	1,268	1,958

Changes in operating assets and liabilities:
Accounts receivable	(350)	2,808
Interest receivable	-	(4)
Inventories	(2,332)	(10,301)
Other current and long term assets	827	(3,689)
Accounts payable	(1,221)	2,499
Accrued expenses	(1,736)	(1,454)
Deferred revenue	22	(862)
Other long term liabilities	(258)	1,879
Net cash and cash equivalents used in operating activities	(25,136)	(39,538)

Investing Activities:
Purchase of short-term investments	-	(12,883)
Proceeds from maturities of short-term investments	-	55,000
Purchase of property and equipment	(3)	(189)
Net cash and cash equivalents (used in) provided by investing activities	(3)	41,928

Financing Activities:
Proceeds from issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	13,525	-
Proceeds from issuance of common stock, net of issuance costs	11,212	-
Proceeds from notes payable, net of issuance costs	2,815	(30)
Taxes paid related to net share settlement of vesting of restricted stock units	(33)	(499)
Payment of contingent consideration	(74)	-
Proceeds from exercise of warrants	3,340	534
Net cash and cash equivalents provided by (used in) financing activities	30,785	5

Effect of exchange rate changes on cash and cash equivalents	17	(32)
Net increase in cash, cash equivalents and restricted cash	5,663	2,363
Cash, cash equivalents and restricted cash, beginning of period	10,567	21,651
Cash, cash equivalents and restricted cash, end of period	$16,230	$24,014

Supplemental Disclosure for Cash Flow Information:
Interest paid	$-	$1,528

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$3,403	$415
Exchange of common stock for Series B Warrants	$2,470	$-
Transfer of in-process research and development to intellectual property	$2,425	$-
Conversion of preferred stock to common stock	$79	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Overview

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

The Senhance System is commercially available in Europe, the United States, Japan and select other countries.

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

Over the past 24 months, the Company successfully obtained FDA clearance and CE Mark for its 3 millimeter diameter instruments, its Senhance ultrasonic system, its 3 millimeter and 5 millimeter hooks, and the Senhance articulating system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in Europe in November 2019 and the Company is evaluating its pathway forward to launch such a system in the United States with a planned submission for U.S. clearance in the first quarter of 2021.

In January 2020, the Company submitted an application to the FDA seeking clearance of the first machine vision system for its robotic surgery unit named Intelligent Surgical Unit (ISU™). The Intelligent Surgical Unit was developed using the image analytics technology acquired from MST in the fourth quarter of 2018. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On March 13, 2020, the Company announced that it had received FDA clearance for the Intelligent Surgical Unit.

The Company continues to make additional submissions for clearance or approval for enhancements to the Senhance System and related instruments and accessories, including additional filings and approvals sought in Japan.

The Company is implementing its strategy to place Senhance Systems with customers pursuant to leasing arrangements and to work with its customers to increase utilization. As of July 31, 2020, the Company has installed six Senhance Systems, including one in July 2020.

Risks and Uncertainties

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: potential negative impacts on the Company's operations caused by the COVID-19 pandemic; the Company’s ability to continue as a going concern; the historical lack of profitability; the Company’s ability to raise additional capital; the success of its market development efforts, the liquidity and capital resources of its partners; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, the United Kingdom, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

In 2020, the Company is focusing its marketing efforts on markets with high utilization of laparoscopic techniques, including Japan, Western Europe and the United States. Its focus is on (1) increasing the number of placements of the Senhance System, not necessarily through sales, but through leasing arrangements, (2) increasing the number of procedures conducted using the Senhance System quarter over quarter, and (3) solidifying key opinion leader support and publications related to the use of the Senhance System in laparoscopic procedures. During this period the Company is not focusing on revenue targets. As further discussed in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has had a significant impact on the Company’s operations, primarily due to the temporary cessation of elective surgical procedures in many markets, and the challenges and restrictions caused by stay-at-home orders, social distancing requirements and travel restrictions.

During the fourth quarter of 2019, the Company announced the implementation of a restructuring plan to reduce operating expenses as it continues the global market development of the Senhance platform. Under the restructuring plan, it reduced headcount primarily in the sales and marketing functions and determined that the carrying value of its inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the condensed consolidated statements of operations and comprehensive loss during the fourth quarter of 2019. During the first half of 2020, the Company continued its restructuring with additional headcount reductions which resulted in $0.9 million related to severance costs which were or are expected to be paid in 2020. The total amount of accrued and unpaid restructuring costs as of June 30, 2020 is $1.0 million and is included in accrued expense in the accompanying unaudited condensed consolidated balance sheet.

With respect to the COVID-19 pandemic, the Company has taken steps, and will continue to take further actions, in its approach to minimizing the impact of the COVID-19 pandemic on its business. In March 2020, to ensure the health and well-being of its employees, the Company implemented work from home at all its facilities, which restrictions were lifted in part in June 2020. The Company has also implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel, canceling of trade shows for 2020 and temporary salary reductions for its senior management and certain groups of its field-based employees. The Senhance Systems are manufactured at a contract manufacturing facility in Milan. Due to the quarantine in Northern Italy, the assembly of new units was disrupted, but has returned to normal operating levels. A variety of travel restrictions have caused a delay in the Company’s product installation and training activities. During the second quarter of 2020, the Company has seen elective surgical procedures recommence in the United States, Europe and Japan, but not, to date, to the levels seen before the COVID-19 pandemic. This has significantly impacted the Company’s ability to implement our market development activities to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2019 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Unless otherwise noted, all share and per share data referenced in the condensed consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, certain amounts in the condensed consolidated financial statements and the notes thereto may be slightly different than previously reported due to rounding of fractional shares, and certain amounts within the condensed consolidated balance sheets were reclassified between common stock and additional paid-in capital.

Liquidity and Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $694.0 million as of June 30, 2020 and working capital of $24.3 million as of June 30, 2020. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Traditionally, the Company has raised additional capital through equity offerings, including raising net proceeds of $13.5 million in the March 2020 public offering (see Note 10) and an additional $13.7 million in net proceeds in the July 2020 public offering (see Note 14). Additionally, in April 2020 the Company secured a non-recourse loan in the principal amount of $2.8 million under the Paycheck Protection Program (the “PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as amended that may be forgiven under certain circumstances (see Note 8). Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain additional and adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

At June 30, 2020, the Company had cash and cash equivalents, excluding restricted cash, of approximately $15.6 million. The ability of the Company to continue to secure needed financing until it becomes profitable raises substantial doubt about the Company’s ability to continue as a going concern during the one year after the date that these financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Principles of Consolidation and Foreign Currency Considerations

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.à.R.L, TransEnterix Asia Pte. Ltd., TransEnterix Taiwan Ltd., TransEnterix Japan KK, TransEnterix Israel Ltd. and TransEnterix Netherlands B.V. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the condensed consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 were not significant.

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

The Company’s accounts receivable are derived from sales to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses and recorded no bad debt expense for any of the periods presented. The Company had eight customers who constituted 76% of the Company’s net accounts receivable as of June 30, 2020. The Company had eight customers who constituted 85% of the Company’s net accounts receivable as of December 31, 2019.

The Company had seven customers who accounted for 60% of sales for the three months ended June 30, 2020 and five customers who accounted for 91% of sales for the three months ended June 30, 2019. The Company had nine customers who accounted for 65% of sales for the six months ended June 30, 2020 and two customers who accounted for 76% of sales for the six months ended June 30, 2019.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted cash at June 30, 2020 and December 31, 2019 included $0.6 million and $1.0 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, automobile leases, and a performance guarantee required by the government of a country in which a Senhance System was sold in 2018.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts was determined on a customer specific basis based on deemed collectability. The allowance for doubtful accounts was $1.7 million as of June 30, 2020 and December 31, 2019.

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

Any inventory on hand at the measurement date in excess of the Company's current requirements based on anticipated levels of sales is classified as long-term on the Company's condensed consolidated balance sheets. The Company’s classification of long-term inventory requires it to estimate the portion of on hand inventory that can be realized over the upcoming twelve months.

Identifiable Intangible Assets and Goodwill

Definite-Lived Intangible Assets - Intellectual Property

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Developed technology includes reclassified IPR&D assets related to (i) the Senhance System acquired in 2015 and reclassified in 2017 and (ii) MST acquired in 2018 and reclassified in 2020. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years.

The Company periodically evaluates intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the six months ended June 30, 2020 and 2019.

Indefinite-Lived Intangible Assets – In-Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. To determine the recoverability, the Company evaluates the probability that future estimated discounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value.

The Company performed an impairment test of its IPR&D at the end of the third quarter 2019 as recent events and changes in market conditions indicated that the asset might be impaired. During the third quarter of 2019, the Company concluded that the fair value determined by the market value approach was lower than the carrying value and recognized a $7.9 million impairment charge to its IPR&D. The Company performed its annual impairment assessment at December 31, 2019 and no additional impairment was required.

The Company reclassifies IPR&D assets to intellectual property when development is complete, which generally occurs upon regulatory approval and the Company is able to commercialize products. The completed IPR&D assets are then classified as definite-lived intangible assets (developed technology) and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

The Company did not identify any impairment during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, all IPR&D assets have been reclassified to intellectual property.

Goodwill

Goodwill of $93.8 million was recorded in connection with a September 2013 merger transaction, goodwill of $38.3 million was recorded in connection with the Senhance Acquisition and goodwill of $9.6 million was recorded in connection with the MST Medical Surgical Technologies, Ltd. Acquisition (see Note 3).

The Company performs an annual impairment test of goodwill at December 31, or more frequently if events or changes in circumstances indicate that the carrying value of the Company’s one reporting unit may not be recoverable. During the third quarter of 2019, the Company’s stock price declined significantly as a result of decreased sales and goodwill was deemed to be fully impaired, resulting in an impairment charge of $79.0 million.

Property and Equipment

Property and equipment consists primarily of machinery, manufacturing equipment, demonstration equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Machinery, manufacturing and demonstration equipment (in years)	3	-	5
Computer equipment (in years)	3
Furniture (in years)	5
Leasehold improvements	Lesser of lease term or 3 to 10 years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

The Company reviews its property and equipment assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. The Company did not identify any impairment during the three and six months ended June 30, 2020 and 2019.

Contingent Consideration

Contingent cash consideration arising from business combinations is recorded as a liability and is the estimate of the fair value of potential milestone payments related to those acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model using significant unobservable inputs including the probability of achieving each of the potential milestones, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive loss.

Warrant Liabilities

The Company’s Series B Warrants (see Note 9) are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 4). The warrant liability is revalued at each reporting period and changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known.

Revenue Recognition

The Company’s revenue consists of product revenue resulting from the sale of Systems, System components, instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. The Company’s System sale arrangements generally include a five-year service period; the first year of service is generally free and included in the System sale arrangement and the remaining four years are generally included at a stated service price.

The Company’s System sale arrangements generally contain multiple products and services. For these consolidated sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the consolidated package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s System sale arrangements may include a combination of the following performance obligations: System(s), System components, instruments, accessories, and System service.

For arrangements that contain multiple performance obligations, revenue is allocated to each performance obligation based on its relative estimated standalone selling price. When available, standalone selling prices are based on observable prices at which the Company separately sells the products or services; however due to limited sales to date, standalone selling prices generally are not directly observable. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer, and market conditions. The Company regularly reviews estimated standalone selling prices and updates these estimates if necessary.

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include service, instruments, and accessories. For some lease arrangements, the customers are provided with the right to purchase the leased System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the System.

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the Senhance System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. All such arrangements through June 30, 2020 are classified as operating leases.

The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations as follows:

●

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

●

Lease arrangements. Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon System usage and is presented as product revenue.

●

Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but also occurs at the time of delivery depending on the customer arrangement.

●

Service. Service revenue is recognized ratably over the term of the service period as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.
Systems	$45	$-	$75	$-
Instruments and accessories	7	25	67	25
Services	103	127	171	260
Total U.S. revenue	155	152	313	285

Outside of U.S. ("OUS")
Systems	117	2,782	127	4,065
Instruments and accessories	146	535	288	1,081
Services	237	170	527	389
Total OUS revenue	500	3,487	942	5,535

Total
Systems	162	2,782	202	4,065
Instruments and accessories	153	560	355	1,106
Services	340	297	698	649
Total revenue	$655	$3,639	$1,255	$5,820

The Company recognizes sales by geographic area based on the country in which the customer is based. Operating lease revenue is included in the above table and was approximately $0.1 million and $0 for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0 for the six months ended June 30, 2020 and 2019, respectively.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's System sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.0 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended June 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $0.4 million and $0.4 million, respectively. Revenue recognized for the six months ended June 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $0.6 million and $0.7 million, respectively. Revenue for the three and six months ended June 30, 2019 also included $1.3 million from a System sold in 2017 for which revenue was deferred until its first clinical use, which occurred in the second quarter of 2019. The aggregate amount of transaction price allocated to performance obligations that remain unsatisfied as of June 30, 2020 was $3.0 million, which is expected to be recognized as revenue over one to three years.

In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for its sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction and such costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the three months ended June 30, 2020 and 2019, the Company recorded $0 and $0.8 million of expenses, respectively, for inventory obsolescence related to certain System components. During the six months ended June 30, 2020 and 2019, the Company recorded $0 and $0.8 million of expenses, respectively, for inventory obsolescence related to certain System components.

Research and Development Costs

Research and development expenses primarily consist of engineering, product development and regulatory expenses, incurred in the design, development, testing and enhancement of our products. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company follows ASC 718 “Stock Compensation”, which provides guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company recognizes as expense, the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the calculated historical volatility based on an analysis of reported data for a peer group of companies as well as the Company’s historical volatility. The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company estimates forfeitures based on its historical experience and adjust the estimated forfeiture rate based upon actual experience.

The fair value of restricted stock units is determined by the market price of the Company’s common stock on the date of grant.

Compensation expense for stock-based compensation was approximately $1.9 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and was approximately $3.9 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively.

On June 8, 2020, following the 2020 annual meeting of stockholders, the Board of Directors approved and granted equity awards to the members of the Board and the executive officers of the Company. The awards to the non-employee directors consisted of annual equity grants of restricted stock units (“RSUs”) and stock options under the director compensation program, with a grant date value of $45,000 per non-employee director, as well as one-time compensatory awards to the Board members for service to the Company during this critical time in the Company’s history with a grant date value ranging from $5,000 to $10,000, depending on length of Board service.

The awards to the executive officers include the 2020 annual long-term incentive grants, as well as a retention and promotion grant for our Chief Executive Officer. Thirty percent of the value of the annual long-term incentive awards to our CEO is comprised of performance-based RSUs, which will only vest if the Company’s stock price is at least $1.00 or more for twenty consecutive trading days in a three-year performance period.

The awards were all made under the Company’s Amended and Restated Incentive Compensation Plan. An aggregate of 2,061,289 shares of common stock underlie these awards if they fully vest.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax basis of the Company’s assets and liabilities, and for tax carryforwards at enacted statutory rates in effect for the years in which the asset or liability is expected to be realized. The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amounts expected to be realized. The Company has elected to account for global intangible low-taxed income (“GILTI”) as a period expense in the year the tax is incurred.

The Company recognizes the financial statement benefit of an income tax position only after determining that the relevant taxing authority would more likely than not sustain the position following audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require application of significant judgment. The Company is subject to U.S. federal and various state, local and foreign jurisdictions. Due to the Company’s net operating loss carryforwards, the Company may be subject to examination by authorities for all previously filed income tax returns.

In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (TRAF). TRAF introduces major changes in the Swiss tax system by abolishing certain current preferential tax regimes and replacing them with new measures that are in line with international standards. The referendum did not have a material impact on the Company for the 2020 or 2019 tax provisions. The Company will continue to evaluate the impact of these provisions in future periods as the enactment process in completed.

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. The CARES Act, as amended on June 5, 2020 through the enactment of the Paycheck Protection Program Flexibility Act, provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company continues to evaluate the provisions of the CARES Act, as amended, relating to income taxes which may result in adjustments to certain deferred tax assets and liabilities.

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

Approximately 26% and 19% of the Company’s total consolidated assets are located within the United States as of June 30, 2020 and December 31, 2019, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable, other long-term assets and inventory of $56.4 million and $60.5 million as of June 30, 2020 and December 31, 2019, respectively. Total assets outside of the United States amounted to 74% and 81% of total consolidated assets at June 30, 2020 and December 31, 2019, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the six months ended June 30, 2020 and 2019, 25% and 5%, respectively, of net revenue were generated in the United States; while 52% and 42%, respectively, were generated in Europe; and 23% and 53% were generated in Asia. For the three months ended June 30, 2020 and 2019, 24% and 4%, respectively, of net revenue were generated in the United States; while 56% and 48%, respectively, were generated in Europe; and 20% and 47% were generated in Asia.

Impact of Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740, Income Tax and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those periods, with early adoption permitted. The guidance is not expected to have a material impact on the Company's financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The guidance is not expected to have a material impact on the Company's financial statements and related disclosures.

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

Under the terms of the MST Purchase Agreement, at the closing the Buyers purchased substantially all of the assets of MST. The acquisition price consisted of two tranches. At or prior to the closing of the transaction the Buyers paid $5.8 million in cash and the Company issued approximately 242,310 shares of the Company’s common stock (the "Initial Shares"). A second tranche of $6.6 million in additional consideration was payable in cash, stock or cash and stock, at the discretion of the Company, within one year after the closing date. On August 7, 2019, the Company notified MST that the Company would satisfy the additional consideration payment of $6.6 million by issuing shares of TransEnterix common stock. The number of shares issued to MST was 370,423 (the “Additional Consideration Shares” and, together with the Initial Shares, the “Securities Consideration”). The Additional Consideration Shares contained certain lock-up restrictions all of which lapsed on February 7, 2020.

On July 3, 2019 the Company entered into a System Sale Agreement with Great Belief International Limited or GBIL to sell certain assets related to the AutoLap technology. On October 15, 2019, the Company amended the prior AutoLap Sale Agreement with GBIL. Pursuant to the amended agreement the Company sold the AutoLap laparoscopic vision system, or AutoLap, and related assets to GBIL. The assets include inventory, spare parts, production equipment, testing equipment and certain intellectual property specifically related to the AutoLap. The purchase price was $17.0 million, all of which was received in 2019 in the form of $16 million in cash and a commitment by GBIL to pay $1.0 million to settle certain Company obligations in China. GBIL subsequently paid the obligation. Under the amended AutoLap Agreement, the Company entered into a cross-license agreement with GBIL to retain rights to use any AutoLap-related intellectual property sold to GBIL, and to non-exclusively license additional intellectual property to GBIL. The Company recorded a $16.0 million gain on the sale of the AutoLap assets during the year ended December 31, 2019, which represented the proceeds received in excess of the carrying value of the assets, less contract costs.

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

On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). The initial Securities Consideration was issued in full at the closing of the Senhance Acquisition; under the Amendment, the second tranche of the Cash Consideration was restructured, and an additional issuance of 286,360 shares of the Company’s common stock with an aggregate fair market value of €5.0 million occurred in January 2017. Following the Amendment, the total Cash Consideration was $25.0 million and approximately €22.5 million, of which all but €15.0 million has been paid as of June 30, 2020.  The remaining Cash Consideration to be paid is the third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2017. As of June 30, 2020, the Company had paid all installments of the fourth tranche.

The Third Tranche payments will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System. The remaining amounts due to Sofar are included in contingent consideration as of June 30, 2020 and December 31, 2019 at their estimated fair value.

4.	Fair Value

The carrying values of accounts receivable, accounts payable, and certain accrued expenses as of June 30, 2020 and December 31, 2019, approximate their fair values due to the short-term nature of these items.

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

●	Level 1, defined as quoted prices in active markets for identical assets or liabilities;
●

Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and

●	Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The determination of where an asset or liability falls in the hierarchy requires significant judgment; however, the Company expects changes in classifications between levels will be rare. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three and six months ended June 30, 2020 and the year ended December 31, 2019.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2020
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$15,603	$-	$-	$15,603
Restricted cash	627	-	-	627
Total assets measured at fair value	$16,230	$-	$-	$16,230
Liaiblities measured at fair value
Contingent consideration	$-	$-	$2,278	$2,278
Warrant liabilities	-	-	187	187
Total liabilities measured at fair value	$-	$-	$2,465	$2,465

	December 31, 2019
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$9,598	$-	$-	$9,598
Restricted cash	969	-	-	969
Total assets measured at fair value	$10,567	$-	$-	$10,567
Liaiblities measured at fair value
Contingent consideration	$-	$-	$1,084	$1,084
Warrant liabilities	-	-	2,388	2,388
Total liabilities measured at fair value	$-	$-	$3,472	$3,472

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (see Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The increase in fair value of the contingent consideration of $0.2 million and $1.3 million for the three and six months ended June 30, 2020, respectively, was primarily due to a change in the Company's long-term forecast as well as the passage of time. The increase in fair value of the contingent consideration of $1.0 million and $2.0 million for the three and six months ended June 30, 2019, respectively, was primarily due to the passage of time.  Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company uses a probability-weighted income approach for estimating the fair value of the contingent consideration. The significant unobservable inputs used in this approach include estimates of amounts and timing of stated milestones and the discount rate.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of approximately 0.077 shares of the Company’s common stock, a Series A warrant to purchase approximately 0.077 shares of common stock with an exercise price of $13.00 per share (the “Series A Warrants”), and a Series B warrant to purchase approximately 0.058 shares of common stock with an exercise price of $13.00 per share (the “Series B Warrants”), at an offering price of $1.00 per Unit. All of the Series A Warrants were exercised prior to the expiration date of October 31, 2017. The exercise price of the Series B Warrants were subsequently adjusted as a result of the Company’s reverse stock split at a ratio of one for thirteen shares effective December 11, 2019 and certain contractual price adjustment provisions (see Note 9). Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date. The Series B Warrants are classified as liabilities due to net cash settlement features.

The change in fair value of all outstanding Series B Warrants for the three months ended June 30, 2020 and 2019 was an increase of $0.1 million and a decrease of $2.5 million, respectively, and is included in the Company’s condensed consolidated statements of operations and comprehensive loss. The change in fair value of all outstanding Series B Warrants for the six months ended June 30, 2020 and 2019 was an increase of $0.3 million and a decrease of $2.4 million, respectively, and is included in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Company uses a monte carlo simulation model for estimating the fair value of the Series B Warrants. The significant unobservable inputs used in the monte carlo model include estimates of the risk-free interest rate, volatility of the Company’s common stock, and the probability of a 2020 financing.

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and the contingent consideration for the six months ended June 30, 2020:

	Fair Value Measurement at Reporting Date (Level 3)
	(in thousands)
	Common stock warrants	Contingent consideration
Balance at December 31, 2019	$2,388	$1,084
Exchange of warrants	(2,470)	-
Change in fair value	269	1,268
Payment of contingent consideration	-	(74)
Balance at June 30, 2020	$187	$2,278

Current portion	$-	$-
Long-term portion	187	2,278
Balance at June 30, 2020	$187	$2,278

5.	Inventories

The components of inventories are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Finished Goods	$10,159	$9,737
Raw Materials	7,032	8,510
Total Inventories	$17,191	$18,247

Current portion	$10,857	$10,653
Long-term portion	6,334	7,594
Total inventories	$17,191	$18,247

The Company recorded a write-down of obsolete inventory for the year-ended December 31, 2019 totaling $7.4 million as part of a restructuring plan and a $1.5 million charge for inventory obsolescence related to certain System components. There were no such write-downs or charges for the three and six months ended June 30, 2020. A $0.8 million write-down for inventory obsolescence related to certain systems components was recorded in the three and six months ended June 30, 2019.

6.	In-Process Research and Development and Intellectual Property

In-Process Research and Development

During the third quarter of 2019, the Company concluded that the fair value determined by the market value approach was lower than the carrying value. As a result, the Company recognized a $7.9 million impairment charge to its IPR&D asset. The Company performed its annual impairment assessment at December 31, 2019 and no additional impairment was required.

On March 13, 2020, upon receipt of regulatory clearance to commercialize the products associated with the IPR&D assets in the United States, the assets were deemed definite-lived, transferred to developed technology and are amortized based on their estimated useful lives.

The carrying value of the Company’s IPR&D assets and the change in the balance for the six months ended June 30, 2020 is as follows:

In-Process Research and Development
(in thousands)
Balance at December 31, 2019	$2,470
Foreign currency translation impact	(45)
Transfer to developed technology	(2,425)
Balance at June 30, 2020	$-

Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(42,207)	$(1,117)	$25,514
Technology and patents purchased	400	(133)	21	288
Total intellectual property	$69,238	$(42,340)	$(1,096)	$25,802

	December 31, 2019
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$66,413	$(36,918)	$(1,208)	$28,287
Technology and patents purchased	400	(112)	21	309
Total intellectual property	$66,813	$(37,030)	$(1,187)	$28,596

The weighted average remaining useful life of the developed technology and technology and patents purchased was 2.7 years and 6.8 years, respectively as of June 30, 2020.

7.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 2.3% for the year ending December 31, 2020. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 4.8% and 4.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 4.4% and 3.4%, respectively.

The Company incurred losses for the three- and six-month periods ended June 30, 2020 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Europe and Asian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions, including Italy. The Company does not expect a GILTI inclusion for 2019 or 2020; no GILTI tax has been recorded for the three- and six-month periods ending June 30, 2020 or 2019.

The deferred tax benefit during the three months ended June 30, 2020 and 2019, was approximately $0.7 million and $0.9 million, respectively. The deferred tax benefit during the six months ended June 30, 2020 and 2019, was approximately $1.4 million and $1.5 million, respectively. The Israeli jurisdiction was profitable through June 30, 2020 and is projected to be profitable for the year ending December 31, 2020. Consequently, the current tax expense during the three months ended June 30, 2020 and 2019, was approximately $0.01 million and $0.02 million, respectively, and the current tax expense during the six months ended June 30, 2020 and 2019 was $0.03 million and $0.03 million, respectively.

As of June 30, 2020, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

8.	Notes Payable

Paycheck Protection Program

The CARES Act was passed in the United States and signed into law on March 7, 2020 and was amended on June 5, 2020 through the enactment of the Paycheck Protection Program Flexibility Act. On April 27, 2020, TransEnterix Surgical, Inc., a wholly owned subsidiary of the Company, received funding under a promissory note dated April 18, 2020 (the “Promissory Note”), evidencing an unsecured non-recourse loan in the principal amount of $2,815,200 under the PPP provisions of the CARES Act. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The Promissory Note was made through City National Bank of Florida, a national banking association (the “Lender”). The Company elected to account for the PPP loan as debt and included the principal amount within notes payable on the condensed consolidated balance sheet.

The Promissory Note has a two-year term, maturing on April 27, 2022, and bears interest at 1.00% per annum. If the Promissory Note is not forgiven, payments can be deferred until 10 months after the date that is 24 weeks after the Promissory Note was originated or December 31, 2020 (the “covered period”). The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. The Promissory Note may be forgiven partially or fully if the proceeds are used for covered payroll, rent and utility costs incurred during the twenty-four week period that commenced on the date of funding and if at least 60% of the proceeds are used for covered payroll costs. All or a portion of the Promissory Note may be forgiven by the SBA upon application by the Company and documentation of expenditures in accordance with the SBA requirements. The Company intends to use the proceeds for such covered purposes. While the Company believes, because the period of use of the funds was extended from the original eight weeks to 24 weeks, that it will be more likely to use the funds for covered purposes, it can provide no assurance that it will obtain forgiveness in whole.

Any forgiveness of the Promissory Note will be subject to approval by the SBA and the Lender. The Company recognizes that its restructuring activities unrelated to COVID-19 led to a decrease in the number of employees and, the Company may not be able to comply with the available safe harbor and savings provisions of the CARES Act, therefore, not all of the Promissory Note may be eligible for forgiveness.

Hercules Loan Agreement

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time to time party to the Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). The Hercules Loan Agreement was modified on two separate occasions in 2019.

The term loans bore interest at a rate equal to the greater of (i) 10.05% per annum (the “Fixed Rate”) and (ii) the Fixed Rate plus the prime rate (as reported in The Wall Street Journal) minus 5.00%. On the Initial Funding Date, the Company was obligated to pay a facility fee of $0.4 million, recorded as a debt discount. The Company also incurred other debt issuance costs totaling $1.1 million in conjunction with its entry into the Hercules Loan Agreement. In addition, the Company was permitted to prepay the term loans in full at any time, with a prepayment fee of 3.0% of the outstanding principal amount of the loan in the first year after the Initial Funding Date, 2.0% if the prepayment occurred in the second year after the Initial Funding Date and 1.0% thereafter. Upon prepayment of the term loans in full or repayment of the terms loans at the maturity date or upon acceleration, the Company was required to pay a final fee of 6.95% of the aggregate principal amount of term loans funded. The final payment fee was accreted to interest expense over the life of the term loan and included within notes payable on the condensed consolidated balance sheet.

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

On November 4, 2019, the Company entered into a payoff letter with the Agent pursuant to which the Company terminated the Hercules Loan Agreement, as amended. The Company determined it was in the best interests of the Company to pay down the debt and terminate the Hercules Agreement to simplify the Company's balance sheet and provide additional flexibility as the Board of Directors continues to explore strategic and financial alternatives for the Company. Under the payoff letter, the Company repaid all amounts owed under the Hercules Loan Agreement totaling approximately $16.4 million, which included end of term fees of $1.4 million, and Hercules released all security interests held on the assets of the Company and its subsidiaries, including, without limitation, on the intellectual property assets of the Company. The Company recognized a loss of $1.0 million on the extinguishment of notes payable, which is included in interest expense on the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

9.	Warrants

The exercise prices and the number of shares issuable upon exercise of each of the outstanding Series B Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The Series B warrants contain provisions, often referred to as “down-round protection,” that leads to adjustment of the exercise price and number of underlying warrant shares if the Company issues securities, including its common stock or convertible securities or debt securities, in the future at sale prices below the then-current exercise price. The Series B Warrants are liability classified.

On February 24, 2020, the Company entered into a Series B Warrants Exchange Agreement (the “Exchange Agreement”) with holders of its Series B Warrants. Under the terms of the Exchange Agreement, each Series B Warrant was canceled in exchange for 0.61 shares of common stock. The Warrant holders participating in the exchange held 3,373,900 of the 3,638,780 Series B Warrants then outstanding and received an aggregate of 2,040,757 shares of common stock. As a result, the warrant liability decreased by $2.5 million and the additional paid in capital increased by the same amount.

As a result of the exercise price adjustment feature the exercise price of all outstanding Series B Warrants has been adjusted to $0.37 per share and the number of shares of common stock reserved for and issuable upon the exercise of outstanding Series B Warrants has been adjusted to 530,381 as of  June 30, 2020.

On March 10, 2020, the Company closed an underwritten public offering under which it issued, as part of units and the exercise of an over-allotment option, 25,367,646 Series C Warrants, each to acquire one share of common stock at an exercise price of $0.68 per share, and 25,367,646 Series D Warrants, each to acquire one share of common stock at an exercise price of $0.68 per share. See Note 10 for a description of the public offering.

The Series C Warrants and Series D Warrants are equity classified. The fair value of the Series C Warrants and Series D Warrants on the issuance date was determined using a Black-Scholes Merton model. The unit proceeds were then allocated to the Common Stock, Series A Preferred Stock, Series C Warrants, and Series D Warrants, respectively, based on their relative fair values. As a result, the Company determined that a beneficial conversion feature was created by the difference between the effective conversion price of the preferred stock and the fair value of the Company's Common Stock as of the issuance date. The Company therefore recorded a beneficial conversion feature of $0.4 million as a deemed dividend included in additional paid-in capital and an immediate charge to earnings available to common stockholders for the three months ended March 31, 2020.

The following table summarizes outstanding warrant, including the Series B Warrants, the Series C Warrants, and the Series D Warrants as of June 30, 2020:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
	$0.37		530,381	May 2022
	$0.68		45,823,528	March 2021 - March 2025
$13.00	-	$52.20	107,721	September 2021 - September 2027
			46,461,630

10.	Equity Offerings

On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $25.0 million, shares of the Company’s common stock, through Cantor, as sales agent (the “2019 ATM Offering”). Pursuant to the Sales Agreement, sales of the common stock were made under the Company’s previously filed Registration Statement on Form S-3, which registration statement expired in May 2020. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock.

The following table summarizes the total sales under the ATM Offering for the period indicated (in thousands except for share and per share amounts):

ATM Offering

For the Six Months Ended June 30, 2020
Total shares of common stock sold	6,687,846

Average price per share	$1.73

Gross proceeds	$11,558
Commissions earned by Cantor	346
Net proceeds	$11,212

Public Offerings of Securities

On March 10, 2020, the Company closed the March 2020 Public Offering with Ladenburg Thalmann & Co. Inc. as underwriter and sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Unit. Each Class A Unit consists of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance (collectively, the “Series C Warrants”), and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance (collectively, the “Series D Warrants”). Each Class B Unit consists of one share of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertible into one share of common stock, a Series C Warrant to purchase one share of common stock and a Series D Warrant to purchase one share of common stock. The Class A Units and Class B Units have no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants are immediately separable. In addition, the underwriter for the public offering exercised an overallotment option and purchased 3,308,823 Series C Warrants and 3,308,823 Series D Warrants.

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

The net proceeds to the Company from the March 2020 Public Offering were approximately $13.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. All shares of Series A Preferred Stock were converted into 7.9 million shares of common stock during the six months ended June 30, 2020. Approximately 4.9 million Series C Warrants were exercised during the six months ended June 30, 2020, generating net proceeds of $3.3 million. The Class A Units, the Class B Units, the Series A Preferred Stock, the Series C Warrants and the Series D Warrants (together with the shares of common stock underlying the shares of Series A Preferred Stock and such warrants) were offered under the Company’s previously filed Registration Statement on Form S-3, which registration statement expired in May 2020. The Company filed a new registration statement on Form S-1 covering the exercise of the outstanding Series C Warrants and Series D Warrants, which was declared effective by the SEC on May 27, 2020.

On July 6, 2020, the Company completed an underwritten public offering of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per share of $0.35 per share, generating net proceeds of approximately $13.7 million (see Note 14).

11.	Restructuring

During the fourth quarter of 2019, the Company announced the implementation of a restructuring plan to reduce operating expenses as the Company continues the global market development of the Senhance platform. Under the restructuring plan, the Company reduced headcount primarily in the sales and marketing functions and determined that the carrying value of its inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the condensed consolidated statements of operations and comprehensive loss, for the year ended December 31, 2019. During the six months ended June 30, 2020, the Company continued the restructuring efforts with additional headcount reductions which resulted in $0.9 million related to severance costs. These 2020 severance costs are primarily expected to be paid in 2020.

Future payments under the restructuring plan are expected to conclude in 2020 and total $1.0 million. During the six months ended June 30, 2020, the activity related to the Company's restructuring liability, which is included in accrued expenses in the condensed consolidated balance sheet, was as follows:

Restructuring Liability
(in thousands)
Balance at December 31, 2019	$882
Amount charged to operating expenses	858
Cash payments	(752)
Balance at June 30, 2020	$988

12.	Basic and Diluted Net Loss per Share

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

For the six months ended  June 30, 2020, the effects of the Series A Preferred Stock beneficial conversion charge and conversion are included in the calculation of net loss attributable to common stockholders. For the three- and six-month periods ended June 30, 2020 diluted net loss per common share was calculated similarly to basic net loss per common share since all potential dilutive securities were anti-dilutive.

For the three and six month periods ended June 30, 2019, the effect of outstanding warrants is reflected in diluted net loss per common share by applying the treasury stock method, resulting in 0.1 million and 0.1 million, respectively, of incremental shares being included in the weighted average number of commons shares used in the diluted net loss per common share calculation. Additionally, the gain on the fair value of warrant liabilities of $2.5 million and $2.4 million for the three- and six-month periods ended June 30, 2019, respectively, increased the net loss attributable to common stockholders in calculating diluted net loss per common share.

As of June 30, 2020, there were 4,278,967 outstanding options, 46,461,630 outstanding warrants, and 3,036,176 unvested restricted stock units that were excluded from the calculation of diluted net loss per common share as the effect of including these instruments would have been anti-dilutive. As of June 30, 2019, there were 1,991,111 outstanding options, 107,719 outstanding warrants, and 476,263 unvested restricted stock units that were excluded from the calculation of diluted net loss per common share as the effect of including these instruments would have been anti-dilutive.

13.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 286,360 shares of the Company’s common stock with an aggregate fair market value of €5.0 million. As of June 30, 2020 and December 31, 2019, the fair value of the contingent consideration was $2.3 million and $1.1 million, respectively.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s condensed consolidated financial statements for legal contingencies for the six and three months ended June 30, 2020 and 2019.

14.	Subsequent Events

On July 6, 2020, the Company completed an underwritten public offering with Ladenburg as underwriter and sold an aggregate of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per of $0.35 per share, generating net proceeds of approximately $13.7 million after deducting underwriter discounts, commissions and expenses (the “July 2020 Public Offering”). The offer and sale of shares of common stock in the July 2020 Public Offering were made under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-236200).

Following the July 2020 Public Offering, the exercise price of the outstanding Series B Warrants was adjusted to $0.35 per share and the number of shares of common stock underlying such warrants increased to 567,660 shares.

In July 2020, a subsidiary of the Company, TransEnterix Surgical, Inc., entered into a lease agreement for new office, lab and warehouse space in Durham, North Carolina. The lease is expected to commence in the first quarter of 2021, has an initial lease term of 125 months following commencement, and includes tenant options to extend the lease term for up to two additional five-year periods. Monthly base rent payments begin five months after the commencement date and are subject to annual escalations. Total base rent payments over the initial 125-month term shall be approximately $5.0 million. A proportionate share of building operating costs and ad valorem property taxes are also due monthly. In conjunction with entering into the lease, TransEnterix Surgical, Inc. obtained a standby letter of credit issued by Silicon Valley Bank for approximately $0.5 million for the benefit of the landlord and has been required to increase restricted cash held with Silicon Valley Bank by $0.5 million. The Company has executed a guaranty for the payment and performance of obligations incurred under the lease. The Company’s current North Carolina lease was extended for three months and expires on March 31, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to our condensed consolidated financial statements included in this report. The following discussion contains forward-looking statements. See cautionary note regarding “Forward-Looking Statements” at the beginning of this report.

Overview

TransEnterix, Inc. is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. The Company is focused on the market development for and commercialization of the Senhance™ Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 millimeter microlaparoscopic instruments, eye-sensing camera control and reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy. The Senhance System is also the first machine-vision system in robotic surgery which is powered by the new intelligent Surgical Unit (ISU) that enables augmented intelligence in surgery.

The Senhance System is commercially available in Europe, the United States, Japan and select other countries.

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

Over the past 24 months, we successfully obtained FDA clearance and CE Mark for our 3 millimeter diameter instruments, our Senhance ultrasonic system, our 3 millimeter and 5 millimeter hooks, and the Senhance articulating system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in Europe in November 2019 and we are evaluating our pathway forward to launch such a system in the United States with a planned submission for US clearance at the end of 2020, although the Company estimates that this timing may shift to the first quarter of 2021 due to delays related to the COVID-19 pandemic.

In January 2020, we submitted an application to the FDA seeking clearance of the first machine vision system for robotic surgery (Intelligent Surgical Unit). The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On March 13, 2020, the Company announced that it had received FDA clearance for the Intelligent Surgical Unit.

In February 2020, we received CE Mark for the Senhance System and related instruments for pediatric use indications in CE Mark territories. We continue to make additional submissions for clearance or approval for enhancements to the Senhance System and related instruments and accessories, including additional filings and approvals sought in Japan.

The Company is implementing its strategy to place Senhance Systems with customers pursuant to leasing arrangements and to work with its customers to increase utilization. As of July 31, 2020, the Company has installed six Senhance Systems, including one in July 2020, and has two systems pending installation.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital. We expect to continue to invest in research and development and market development as we implement our strategy. Since inception, we have been unprofitable. As of June 30, 2020, we had an accumulated deficit of $694.0 million.

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

Risks and Uncertainties

We are subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: potential negative impacts on our operations caused by the COVID-19 pandemic; our ability to continue as a going concern; the historical lack of profitability; our ability to raise additional capital; the liquidity and capital resources of our partners; our ability to successfully develop, clinically test and commercialize our products; the timing and outcome of the regulatory review process for our products; changes in the health care and regulatory environments of the United States, the United Kingdom, the European Union, Japan, Taiwan and other countries in which we operate or intend to operate; our ability to attract and retain key management, marketing and scientific personnel; our ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and our ability to identify and pursue development of additional products.

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

Since we have implemented our new focus on market development, even with the impact of COVID-19 on our business, we have placed an additional six Senhance Systems in 2020, including the most recently announced placement in June 2020. We are seeing the slow return of elective surgeries in all of the jurisdictions where we offer the Senhance System and believe we may be able to continue to pursue our goal of increasing the number of procedures conducted using the Senhance System.

During the fourth quarter of 2019, we announced the implementation of a restructuring plan to reduce operating expenses as we continue the global market development of the Senhance platform. Under the restructuring plan, we reduced headcount primarily in the sales and marketing functions and determined that the carrying value of our inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the condensed consolidated statements of operations and comprehensive loss, during the fourth quarter of 2019. During 2020, we continued our restructuring with additional headcount reductions which resulted in $0.9 million related to severance costs which are expected to be paid in 2020.

With respect to the COVID-19 pandemic, the Company has taken steps, and will continue to take further actions, in its approach to minimizing the impact of the COVID-19 pandemic on its business. In March 2020, to ensure the health and well-being of its employees, the Company implemented work from home at all its facilities, which restrictions were lifted in part in June 2020. The Company has also implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel, canceling of trade shows for 2020 and temporary salary reductions for its senior management and certain groups of its field-based employees. The Senhance Systems are manufactured at a contract manufacturing facility in Milan. Due to the quarantine in Northern Italy, the assembly of new units was disrupted, but has returned to normal operating levels. A variety of travel restrictions have caused a delay in our product installation and training activities. During the second quarter of 2020, the Company has seen elective surgical procedures recommence in the United States, Europe and Japan, but not, to date, to the levels seen before the COVID-19 pandemic. This has significantly impacted our ability to implement our market development activities to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

The Coronavirus Aid, Relief, and Economic Security Act was passed in the United States and signed into law on March 7, 2020, and was subsequently amended on June 5, 2020 through the enactment of the Paycheck Protection Program Flexibility Act (as amended, the “CARES Act”). On April 27, 2020, TransEnterix Surgical, Inc., a wholly owned subsidiary of the Company, received funding under a promissory note dated April 18, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,815,200 under the Paycheck Protection Program (the “PPP”) provisions of the CARES Act. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The Promissory Note was made through City National Bank of Florida, a national banking association (the “Lender”).

The Promissory Note has a two-year term, maturing on April 27, 2022, and bears interest at 1.00% per annum. If the Promissory Note is not forgiven, payments can be deferred until 10 months after the date that is 24 weeks after the Promissory Note was originated or December 31, 2020 (the “covered period”). The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. The Promissory Note may be forgiven partially or fully if the proceeds are used for covered payroll costs, rent and utility costs incurred during the twenty-four week period that commenced on the date of funding, and at least 60% of the proceeds are used for covered payroll costs. All or a portion of the Promissory Note may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. The Company intends to use the proceeds for such covered purposes and believes, because the period of use of the funds was extended from the original eight weeks to 24 weeks, that it will be more likely to use the funds for covered purposes. However, it can provide no assurance that it will obtain forgiveness in whole.

Any forgiveness of the Promissory Note will be subject to approval by the SBA and the Lender. We recognize that our restructuring activities unrelated to COVID-19 led to a decrease in the number of employees and that the Company may not be able to comply with the available safe harbor and savings provisions of the CARES Act, and, therefore, not all of the Promissory Note may be eligible for forgiveness.

We continue to review the CARES Act, as amended, and other applicable government-related legislation aimed at assisting businesses during the COVID-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Recent Financing Transactions

See “Liquidity and Capital Resources” for a description of the Company’s financing activities in 2019 and 2020.

Series B Warrants Exchange

On December 15, 2017, we filed a registration statement on Form S-3 (File No. 333-222103) to register shares of common stock underlying outstanding Series B Warrants previously issued as part of the Company’s May 3, 2017 public offering.  This registration statement replaced the registration statement on Form S-3 that expired on December 19, 2017 with respect to these securities.  On January 26, 2018, we filed an Amendment No. 1 to such registration statement on Form S-3 to update the information in the registration statement, which was declared effective on January 29, 2018. The amended registration statement covers up to 736,914 shares of common stock underlying the then-outstanding Series B Warrants.   On February 7, 2020, we filed a new registration statement on Form S-3 to register 2,500,000 additional shares of common stock to cover the “down-round protection” adjustments made to the Series B Warrant Shares pursuant to sale prices below the then-current exercise price. This new registration statement on Form S-3 was declared effective on February 13, 2020.

On February 24, 2020, the Company entered into a Series B Warrants Exchange Agreement, or the Exchange Agreement, with holders of Series B Warrants. Under the terms of the Exchange Agreement, each Series B Warrant was canceled in exchange for 0.61 of a share of common stock. The Warrant holders participating in the exchange held 3,373,900 of the 3,638,780 Series B Warrants then outstanding, and received an aggregate of 2,040,757 shares of common stock, leaving 264,880 Series B Warrants outstanding to acquire 530,381 shares of common stock at an exercise price of $0.3746 per share. As of July 6, 2020, Series B Warrants to acquire 567,660 shares of common stock at an exercise price of $0.35 per share were outstanding.

Notable Acquisitions and Asset Sale

Senhance Acquisition

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

As of June 30, 2020, the Company has paid all Cash Consideration due under the second and fourth tranches. The third tranche, consisting of €15.0 million, has not yet been paid and is subject to certain sales revenue milestones.

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

Sale of AutoLap Assets

On July 3, 2019 the Company entered into a System Sale Agreement with GBIL to sell certain assets related to the AutoLap technology. On October 15, 2019, the Company amended the prior AutoLap Sale Agreement with GBIL. Pursuant to the amended agreement the Company sold the AutoLap laparoscopic vision system, or AutoLap, and related assets to GBIL. The assets include inventory, spare parts, production equipment, testing equipment and certain intellectual property specifically related to the AutoLap. The purchase price was $17.0 million, all of which was received in 2019 in the form of $16 million in cash and a commitment by GBIL to pay $1.0 million to settle certain Company obligations in China. GBIL subsequently paid the obligation. Under the amended AutoLap Agreement, the Company entered into a cross-license agreement with GBIL to retain rights to use any AutoLap-related intellectual property sold to GBIL, and to non-exclusively license additional intellectual property to GBIL. The Company recorded a $16.0 million gain on the sale of the AutoLap assets during the year ended December 31, 2019, which represented the proceeds received in excess of the carrying value of the assets, less contract costs.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

In the second quarter of 2020, our revenue consisted of System leasing, instruments, accessories and services for Systems sold in Europe, Asia and the U.S. in prior periods. The COVID-19 pandemic contributed to a decrease in demand for instruments, leases, accessories and services throughout the quarter ended June 30, 2020 as elective surgeries were canceled globally.

Product revenue for the three months ended June 30, 2020 decreased to $0.3 million compared to $3.3 million for the three months ended June 30, 2019. The $3.0 million decrease was the result of no System sales during the three months ended June 30, 2020 as compared to one System sold during the three months ended June 30, 2019. Revenue for the three months ended June 30, 2019 included $1.3 million from a prior year System sale that had deferred proceeds related to uncompleted performance obligations. The Company completed these performance obligations during the three months ended June 30, 2019. The revenue for the three months ended June 30, 2020 consisted primarily of leasing arrangement revenues as well as instrument and accessory sales for previously installed Senhance Systems.

Service revenue was $0.3 million for the three months ended June 30, 2020 and June 30, 2019.

Cost of Revenue

Cost of revenue consists primarily of costs related to contract manufacturing, materials, and manufacturing overhead. We expense all inventory obsolescence provisions as cost of revenue. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. We expect cost of revenue to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Product cost for the three months ended June 30, 2020 decreased to $0.7 million as compared to $3.0 million for the three months ended June 30, 2019. Changes year-over-year primarily include $1.2 million in lower product costs driven by lower System sales, $0.5 million in reduced personnel costs, $0.1 million in reduced travel costs, $0.2 million in reduced supplies costs, $0.1 million in reduced facilities costs, and $0.2 million in reduced other costs.

Service cost for the three months ended June 30, 2020 decreased to $0.7 million as compared to $1.0 million for the three months ended June 30, 2019. This $0.3 million decrease primarily relates to $0.1 million in reduced personnel costs, $0.1 million in reduced travel costs, and $0.1 million in reduced supplies costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Research and Development

Research and development, or R&D, expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to increase moderately as we continue to invest in additional regulatory approvals as well as new products, instruments and accessories to be offered with the Senhance System. R&D expenses are expensed as incurred.

R&D expenses for the three months ended June 30, 2020 decreased 32% to $4.3 million as compared to $6.3 million for the three months ended June 30, 2019. The $2.0 million decrease primarily relates to decreased personnel related costs of $1.2 million, decreased technology fees of $0.2 million, decreased supplies expense of $0.3 million, decreased travel costs of $0.2 million, decreased facilities costs of $0.1 million, and decreased other costs of $0.1 million, offset by increased testing costs of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019.

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

Sales and marketing expenses for the three months ended June 30, 2020 decreased 62% to $2.9 million compared to $7.9 million for the three months ended June 30, 2019. The $5.0 million decrease was primarily related to decreased personnel costs of $2.6 million, decreased travel related costs of $1.2 million, decreased consulting costs of $0.8 million, decreased supplies expense of $0.1 million, decreased facilities costs of $0.1 million, decreased depreciation expense of $0.1 million and decreased other costs of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019 together with reductions in travel and cancellation of tradeshows beginning in the first quarter of 2020 in response to the COVID-19 pandemic.

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

General and administrative expenses for the three months ended June 30, 2020 decreased 20% to $3.6 million compared to $4.5 million for the three months ended June 30, 2019. The $0.9 million decrease was primarily due to decreased personnel costs of $0.9 million, decreased supplies expense of $0.1 million, decreased travel costs of $0.1 million, and decreased other expenses of $0.2 million, offset by increased facilities costs of $0.3 million and increased consulting and outside services costs of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2020 and June 30, 2019 was $2.6 million.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.2 million increase for the three months ended June 30, 2020 compared to a $1.0 million increase for the three months ended June 30, 2019. The $0.8 million decrease was due to changes in the Company's long-range revenue forecast in response to the market development strategy introduced in the fourth quarter of 2019.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was an increase of $0.1 million for the three months ended June 30, 2020 compared to a decrease of $2.5 million for the three months ended June 30, 2019. The increase in the fair value of warrant liabilities at June 30, 2020 was primarily the result of an increase in the stock price at June 30, 2020 as compared to March 31, 2020. The decrease in the fair value of warrant liabilities at June 30, 2019 was primarily the result of a decrease in the stock price at June 30, 2019 as compared to March 31, 2019.

Interest Income

There was no material interest income for the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019. The decrease of $0.2 million was due to less cash and no short-term investments on hand at June 30, 2020 earning less interest.

Interest Expense

There was no interest expense for the three months ended June 30, 2020, compared to $1.1 million for the three months ended June 30, 2019. The decrease in interest expense relates to the payoff of the Hercules Capital debt in the fourth quarter of 2019.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $0.7 million and $0.9 million of income tax benefit for the three months ended June 30, 2020 and 2019, respectively.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

In the six months ended June 30, 2020, our revenue consisted of System leasing, instruments, accessories and services for Systems sold in Europe, Asia and the U.S. in prior periods. The COVID-19 pandemic contributed to a decrease in demand for instruments, leases, accessories and services during the latter part of the quarter ended March 31, 2020 and throughout the quarter ended June 30, 2020 as elective surgeries were canceled globally.

Product revenue for the six months June 30, 2020 decreased to $0.6 million compared to $5.2 million for the six months ended June 30, 2020. The $4.6 million decrease was the result of no System sales during the six months ended June 30, 2020 as compared to two Systems sold during the six months ended June 30, 2019. Revenue for the six months ended June 30, 2019 included $1.3 million from a prior year System sale that had deferred proceeds related to uncompleted performance obligations. The Company completed these performance obligations during the six months ended June 30, 2019. The revenue for the six months ended June 30, 2020 consisted primarily of leasing arrangement revenues as well as instrument and accessory sales for previously installed Senhance Systems.

Service revenue for the six months ended June 30, 2020 increased to $0.7 million compared to $0.6 million for the six months ended June 30, 2019. The $0.1 million increase was due to the year-over-year increase in the installed base of Senhance Systems.

Cost of Revenue

Product cost for the six months ended June 30, 2020 decreased to $1.6 million as compared to $4.2 million for the six months ended June 30, 2019. Changes year-over-year include $0.8 million in reduced personnel costs, $1.0 million in reduced product costs driven by lower System sales, $0.3 million in reduced freight costs, $0.2 million in reduced facilities costs, $0.1 million in reduced travel costs, and $0.2 million in reduced supplies costs.

Service cost for the six months ended June 30, 2020 decreased to $1.5 million as compared to $2.2 million for the six months ended June 30, 2019. This $0.7 million decrease primarily relates to $0.4 million in reduced supplies costs, $0.2 million in reduced travel expenses for field service engineers driven by the COVID-19 pandemic, and $0.1 million in reduced other costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Research and Development

R&D expenses for the six months ended June 30, 2020 decreased 32% to $8.2 million as compared to $12.0 million for the six months ended June 30, 2019. The $3.8 million decrease primarily relates to decreased personnel related costs of $1.6 million, decreased technology fees of $0.8 million, decreased consulting fees of $0.3 million, decreased supplies expense of $0.5 million, decreased travel costs of $0.4 million, decreased facilities costs of $0.2 million, and decreased other costs of $0.1 million, offset by increased depreciation expense of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2020 decreased 54% to $7.2 million compared to $15.5 million for the six months ended June 30, 2019. The $8.3 million decrease was primarily related to decreased personnel costs of $4.1 million, decreased travel related costs of $2.0 million, decreased consulting costs of $1.4 million, decreased supplies expense of $0.3 million, decreased facilities costs of $0.2 million, decreased depreciation expense of $0.2 million, and decreased other costs of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter 2019 together with reductions in travel and cancellation of tradeshows beginning in the first quarter of 2020 in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses for the six months ended June 30, 2020 decreased 22% to $7.0 million compared to $9.0 million for the six months ended June 30, 2019. The $2.0 million decrease was primarily due to decreased personnel costs of $2.3 million, decreased supplies expense of $0.2 million, decreased travel costs of $0.1 million, and decreased other expenses of $0.1 million, offset by increased facilities costs of $0.4 million and increased consulting and outside services costs of $0.3 million.

Loss from Sale of SurgiBot Assets, Net

The loss from the sale of SurgiBot assets to GBIL of $0.1 million for the six months ended June 30, 2019 was primarily due to additional outside service costs to transfer the assets.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2020 and June 30, 2019 was $5.2 million.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.3 million increase for the six months ended June 30, 2020 compared to a $2.0 million increase for the six months ended June 30, 2019. The $0.7 million decrease was due to changes in the Company's long-range revenue forecast in response to the market development strategy introduced in the fourth quarter of 2019.

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

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was an increase of $0.3 million for the six months ended June 30, 2020 compared to a decrease of $2.4 million for the six months ended June 30, 2019. The increase in the fair value of warrant liabilities at June 30, 2020 was primarily the result of a decrease in the exercise price of the Series B warrants due to their “down-round protection” relative to the stock price at June 30, 2020. The decrease in the fair value of warrant liabilities at June 30, 2019 was primarily the result of a decrease in the stock price at June 30, 2019 as compared to December 31, 2018.

Interest Income

There was no material interest income for the six months ended June 30, 2020 compared to $0.5 million for the six months ended June 30, 2019. The decrease of $0.5 million was due to less cash and no short-term investments on hand at June 30, 2020 earning less interest.

Interest Expense

There was no interest expense for the six months ended June 30, 2020, compared to $2.2 million for the six months ended June 30, 2019. The decrease in interest expense relates to the payoff of the Hercules Capital debt in the fourth quarter of 2019.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $1.4 million and $1.5 million of income tax benefit for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $694.0 million as of June 30, 2020 and working capital of $24.3 million as of June 30, 2020. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Traditionally, the Company has raised additional capital through equity offerings, including raising net proceeds of $13.5 million in the March 2020 public offering and an additional net proceeds of $13.7 million in the July 2020 public offering. Additionally, in April 2020 the Company secured a non-recourse loan in the principal amount of $2.8 million under the PPP provisions of the CARES Act that may be forgiven under certain circumstances. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain additional and adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

At June 30, 2020, we had cash and cash equivalents, excluding restricted cash, of approximately $15.6 million. The Company believes that its existing cash and cash equivalents from recent financings including from the July 2020 public offering, together with cash received from product and instrument sales and leases and cost cutting measures being implemented, will be sufficient to meet its anticipated cash needs into the second quarter of 2021. The ability of the Company to continue to secure needed financing until it becomes profitable raises substantial doubt about the Company’s ability to continue as a going concern during the one year after the date that these financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Sources of Liquidity

Our principal sources of cash to date have been proceeds from public offerings of common stock, incurrence of debt, the sale of equity securities held as investments and asset sales. We have financed our operations from these financing transactions, most notably the following in 2019 and 2020 to date:

At-the-Market Offerings

On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $25.0 million shares of the Company’s common stock, through Cantor, as sales agent (the “2019 ATM Offering”). Pursuant to the 2019 Sales Agreement, sales of the common stock were made under the Company’s previously filed Registration Statement on Form S-3, which registration statement expired in May 2020. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. The Company raised gross proceeds of $7.2 million under the 2019 ATM Offering and net proceeds of $7.0 million during the year ended December 31, 2019, and an additional $11.6 million of gross proceeds and $11.2 million of net proceeds as of June 30, 2020.

On September 4, 2019, the Company entered into an Underwriting Agreement (the “2019 Underwriting Agreement”) with Cantor. Subject to the terms and conditions of the 2019 Underwriting Agreement, the Company sold to Cantor, in a firm commitment underwritten offering, 2,153,846 shares of the Company’s common stock, or the Firm Commitment Offering. The Company raised $18.8 million in gross proceeds under this offering. The shares were offered and sold under the 2019 Underwriting Agreement pursuant to the Company’s previously filed Registration Statement on Form S-3.

2020 Public Offerings

On March 10, 2020, the Company closed an underwritten public offering (the "March 2020 Public Offering") with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) as underwriter and sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Unit. Each Class A Unit consists of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance (the "Series C Warrants"), and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance (the "Series D Warrants"). Each Class B Unit consists of one share of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), convertible into one share of common stock, a Series C Warrant to purchase one share of common stock and a Series D Warrant to purchase one share of common stock. The Class A Units and Class B Units have no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants are immediately separable. In addition, the underwriter for the public offering exercised an overallotment option and purchased 3,308,823 additional Series C Warrants and 3,308,823 additional Series D Warrants at the closing.

Each Series C Warrant included in the Class A Units has an exercise price of $0.68 per share, and each Series D Warrant included in the Class B Units has an exercise price of $0.68 per share. The Series C Warrants and the Series D Warrants are exercisable at any time on or after the date of issuance until their respective expiration dates.

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

All shares of Series A Preferred Stock were converted into 7.9 million shares of common stock during the six months ended June 30, 2020. Approximately 4.9 million Series C Warrants were exercised during the three months ended June 30, 2020, generating net proceeds of $3.3 million.

The net proceeds to the Company from the March 2020 Public Offering were approximately $13.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Class A Units, the Class B Units, the Series A Preferred Stock, the Series C Warrants and the Series D Warrants (together with the shares of common stock underlying the shares of Series A Preferred Stock and such warrants) were offered under the Company’s previously filed Registration Statement on Form S-3, which registration statement expired in May 2020. The Company filed a new registration statement on Form S-1 covering the exercise of the outstanding Series C Warrants and Series D Warrants, which was declared effective by the SEC on May 27, 2020.

On July 6, 2020, the Company completed an underwritten public offering with Ladenburg as underwriter and sold an aggregate of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per of $0.35 per share, generating net proceeds of approximately $13.7 million after deducting underwriter discounts, commissions and expenses (the “July 2020 Public Offering”). The offer and sale of shares of common stock under the July 2020 Public Offering was made under the Company’s currently effective shelf Registration Statement on Form S-3.

Paycheck Protection Program

The Company received a $2.8 million PPP loan under the CARES Act in April 2020 and is currently using the loan proceeds during the 24-month covered period. The Company intends to apply for loan forgiveness as allowed under the CARES Act, but is not certain that the entire loan will be subject to forgiveness. Any unforgiven portion will be repaid over two years at 1.0% interest rate. For more information regarding our PPP loan, see “Management’s Discussion and Analysis and Results of Operations – Risk and Uncertainties” above.

Shelf Registration Statements

We currently have an effective shelf Registration Statement on file with the SEC.   The shelf Registration Statement was declared effective by the SEC on February 10, 2020 and registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. As of the date of this Quarterly Report, the Company has approximately $135 million available for future financings under the shelf Registration Statement.

Consolidated Cash Flow Data

	Six months Ended June 30,
(in millions)	2020	2019
Net cash provided by (used in)
Operating activities	$(25.1)	$(39.5)
Investing activities	(0.0)	41.9
Financing activities	30.8	0.0
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.0)
Net increase in cash, cash equivalents and resricted cash	$5.7	$2.4

Operating Activities

For the six months ended June 30, 2020, cash used in operating activities of $25.1 million consisted of a net loss of $30.4 million and cash used for working capital of $5.0 million, offset by non-cash items of $10.4 million. The non-cash items primarily consisted of $3.9 million of stock-based compensation expense, $5.2 million of amortization, $1.3 million change in fair value of contingent consideration, $0.3 million change in fair value of warrant liabilities, and $1.2 million of depreciation offset by a deferred tax benefit of $1.4 million. The decrease in cash from changes in working capital primarily relates to $2.3 million in increased inventory net of transfers to property, plant and equipment, a $0.3 million decrease in other long term liabilities, a $1.7 million decrease in accrued expenses, a $1.2 million decrease in accounts payable, and a $0.4 million increase in accounts receivable, offset by a $0.8 million decrease in other current and long-term assets.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $0.0 million.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $30.8 million. The net change primarily related to $13.5 million in proceeds from the issuance of common stock, preferred stock, and warrants under the March 2020 Public Offering, $11.2 million in proceeds from additional issuances of common stock, $3.3 million from the exercise of warrants, and $2.8 million from the receipt of funding under a Promissory Note under the PPP provisions of the CARES Act.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $1.4 million as of June 30, 2020, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal 2019 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets, contingent consideration, warrant liabilities, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions.

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates.

Identifiable Intangible Assets

Definite-Lived Intangible Assets - Intellectual Property

Intellectual property consists of purchased patent rights and developed technology acquired as part of a business acquisition. Developed technology includes reclassified IPR&D assets related to (i) the Senhance System acquired in 2015 and reclassified in 2017 and (ii) MST acquired in 2018 and reclassified in 2020. We amortize patent rights using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years.

We periodically evaluate intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the six months ended June 30, 2020 and 2019.

Indefinite-Lived Intangible Assets – In-Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if we become aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. To determine the recoverability, we evaluate the probability that future estimated discounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value.

We performed an impairment test of our IPR&D at the end of the third quarter 2019 as recent events and changes in market conditions indicated that the asset might be impaired. During the third quarter of 2019, we concluded that the fair value determined by the market value approach was lower than the carrying value and recognized a $7.9 million impairment charge to our IPR&D. We performed our annual impairment assessment at December 31, 2019 and no additional impairment was required.

We reclassify IPR&D assets to intellectual property when development is complete, which generally occurs upon regulatory approval and we are able to commercialize products. The completed IPR&D assets are then classified as definite-lived intangible assets (developed technology) and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, we may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

Contingent Consideration

Contingent cash consideration arising from business combinations is recorded as a liability and is the estimate of the fair value of potential milestone payments related to those acquisitions. Contingent consideration is measured at fair value using a discounted cash flow model using significant unobservable inputs including the probability of achieving each of the potential milestones, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the various milestones. Significant increases or decreases in any of the probabilities of success or changes in expected achievement of any of these milestones would result in a significantly higher or lower fair value of these milestones, respectively, and commensurate changes to the associated liability. The contingent consideration is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss.

Warrant Liabilities

Our Series B Warrants (see Note 9 of the Notes to the Condensed Consolidated Financial Statements (the “Notes”)) are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 4). The warrant liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known.

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

Revenue Recognition

Our revenue consists of product revenue resulting from the sale of Systems, System components, instruments and accessories, and service revenue. We account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. Our System sale arrangements generally include a five-year service period; the first year of service is generally free and included in the System sale arrangement and the remaining four years are generally included at a stated service price.

Our System sale arrangements generally contain multiple products and services. For these consolidated sale arrangements, we account for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the consolidated package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our System sale arrangements may include a combination of the following performance obligations: System(s), System components, instruments, accessories, and System service.

For arrangements that contain multiple performance obligations, revenue is allocated to each performance obligation based on its relative estimated standalone selling price. When available, standalone selling prices are based on observable prices at which the Company separately sells the products or services; however, due to limited sales to date, standalone selling prices are not directly observable. We estimate the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer, and market conditions. We regularly review estimated standalone selling prices and updates these estimates if necessary.

We enter into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a System, while non-lease elements generally include service, instruments, and accessories. For some lease arrangements, the customers are provided with the right to purchase the leased System at some point during or at the end of the lease term. In some arrangements lease payments are based on the usage of the System.

In determining whether a transaction should be classified as a sales-type or operating lease, we consider the following terms at lease commencement: (1) whether title of the System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. As of June 30, 2020, all such arrangements have been classified as operating leases.

We recognize revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. We generally recognize revenue for the performance obligations as follows:

●

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

●

Lease arrangements. Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon System usage and is presented as product revenue.

●

Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but also occurs at the time of delivery depending on the customer arrangement.

●

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

We recognize the financial statement benefit of an income tax position only after determining that the relevant taxing authority would more-likely-than-not sustain the position following audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. We recognize interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require application of significant judgment. We are subject to U.S. federal and various state and local jurisdictions. Due to our net operating loss carryforwards, we may be subject to examination by authorities for all previously filed income tax returns.

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. The CARES Act, as amended on June 5, 2020 through the enactment of the Paycheck Protection Program Flexibility Act, provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company continues to evaluate the provisions of the CARES Act relating to income taxes which may result in adjustments to certain deferred tax assets and liabilities.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

As disclosed in Item 9A of the Company’s Fiscal 2019 Form 10-K, the Chief Executive Officer and Chief Financial Officer had identified that a material weakness existed in our internal controls related to the Company’s income tax process. Specifically, we did not maintain effective controls over the documentation and review relating to the income tax accounting and disclosures for the significant components of deferred tax assets and liabilities related to a foreign non-recurring transaction. Based on this finding, management implemented a remediation plan that addressed the control deficiency that led to the material weakness. The remediation plan included enhancing specific review procedures over the income tax provision and related disclosures, including strengthening the Company’s documentation standards, technical oversight and training. The remediation was completed as of June 30, 2020.

Other than the remediation of the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2019 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as supplemented by the following:

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We have a limited operating history. We are not profitable and have incurred losses since our inception.  Management concluded that substantial doubt exists about our ability to continue as a going concern as a result of anticipated capital needs as well as past recurring losses and an accumulated deficit. Our independent registered public accounting firm also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. Our accumulated deficit was $694.0 million as of June 30, 2020. At June 30, 2020, we had cash and cash equivalents, excluding restricted cash, of approximately $15.6 million. The Company believes that its existing cash and cash equivalents from recent financings including from the July 2020 public offering, together with cash received from product and instrument sales and leases and cost cutting measures being implemented, will be sufficient to meet its anticipated cash needs into the second quarter of 2021. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products. We will continue to incur research and development and general and administrative expenses related to our operations, and sales and marketing expenses to support our commercial activities, as restructured. Even if we are successful in reducing our expenses or achieving profitability in the future, we may not be able to sustain profitability in subsequent periods. The ability of the Company to continue to secure needed financing until it becomes profitable raises substantial doubt about the Company’s ability to continue as a going concern during the one year after the date that these financial statements are issued.

The ongoing and developing COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, our business, financial condition and results of operations, and the duration and extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations remain uncertain.

We have facilities located in the United States, Israel, Japan, and Italy, all of which are subject to, or have been subject to, stay-at-home or shelter-in-place orders. During March through May 2020 most of our employees worked remotely. Travel restrictions and stay at home orders have negatively impacted our product installation and training procedures, which delays are expected to continue for the foreseeable future. While elective surgical procedures have restarted in many of the jurisdictions where we sell or place Senhance Systems, we do anticipate continued slowing in the growth of surgical robotics while the COVID-19 pandemic continues.

The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which will vary by market, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for Senhance Systems and the ability to provide training services; and disruptions or restrictions on our employees’ ability to work and travel. In addition, any preventative or protective actions that governments implement or that we take in respect of COVID-19, such as travel restrictions, business shutdowns and closures, or stay-at-home orders, may interfere with the ability of our employees, vendors and contract manufacturers to perform their respective responsibilities and obligations relative to the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

We believe the COVID-19 pandemic will continue to harm our operations and negatively impact our ability to implement our market development efforts, which will have a negative effect on our financial condition.

Our loan under the Paycheck Protection Program may not be forgiven in full.

On April 27, 2020, TransEnterix Surgical, Inc., our wholly owned subsidiary, received an unsecured non-recourse loan in the principal amount of $2,815,200 (the “PPP Loan”) under the PPP provisions of the CARES Act. The SBA administers the PPP loans and may partially or fully forgive the PPP Loan if the proceeds are used for covered payroll, rent and utility costs incurred during the twenty-four week period that commenced on the date of funding and if at least 60% of the proceeds are used for covered payroll costs. Although the Company currently believes it may be able to seek full PPP Loan forgiveness, we recognize that our restructuring activities unrelated to COVID-19 have led to a decrease in the number of employees, therefore, not all of the PPP Loan may be eligible for forgiveness.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	EXHIBITS

Exhibit No.	Description

1.1

Form of Underwriting Agreement by and between the Registrant and Ladenburg Thalmann & Co. Inc., as representative of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2020)

10.1

Promissory Note, dated April 18, 2020, by and between TransEnterix, Inc. and City National Bank, a national banking association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2020)

10.2 +	Non-Employee Director Compensation Program, effective July 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020)

10.3 +

TransEnterix, Inc. Amended and Restated Incentive Compensation Plan, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2020)

10.4 *+	Form of Performance-Based Restricted Stock Units Award Agreement

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

___________________________________________________________

+	A management contract, compensatory plan or arrangement required to be separately identified.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: August 5, 2020	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Brett Farabaugh
Brett Farabaugh
Interim Chief Financial Officer