Form 10-Q
period 2020-09-30
TRANSENTERIX, INC.
filed 2020-11-05
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2020 was 99,910,279.

TRANSENTERIX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including the impact of the coronavirus (COVID-19) pandemic on our operating results. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the TransEnterix, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (the “Fiscal 2019 Form 10-K”), and other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. To the extent that our business is negatively impacted due to a variety of factors, including the impact of COVID-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impact. References in this report to “we,” “our,” “us,” or the “Company” refer to TransEnterix, Inc., including its subsidiaries, TransEnterix Surgical, Inc., SafeStitch LLC, TransEnterix International Inc.; TransEnterix Italia S.r.l.; TransEnterix Europe S.à.R.L; TransEnterix Asia PTE. Ltd.; TransEnterix Taiwan Ltd; TransEnterix Japan KK; TransEnterix Israel Ltd., TransEnterix Netherlands B.V. and TransEnterix Canada, Inc.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

TransEnterix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product	$436	$1,649	$992	$6,820
Service	378	375	1,076	1,024
Total revenue	814	2,024	2,068	7,844

Cost of revenue:
Product	720	2,399	2,353	6,628
Service	703	1,047	2,220	3,221
Total cost of revenue	1,423	3,446	4,573	9,849

Gross loss	(609)	(1,422)	(2,505)	(2,005)
Operating Expenses:
Research and development	4,673	5,884	12,867	17,834
Sales and marketing	3,136	6,883	10,291	22,425
General and administrative	3,462	5,908	10,426	14,959
Amortization of intangible assets	2,780	2,558	7,964	7,754
Change in fair value of contingent consideration	502	(11,647)	1,770	(9,689)
Restructuring and other charges	-	-	858	-
Goodwill impairment	-	78,969	-	78,969
Intangible assets impairment	-	7,912	-	7,912
Loss from sale of SurgiBot assets, net	-	-	-	97
Acquisition related costs	-	(40)	-	5
Total Operating Expenses	14,553	96,427	44,176	140,266

Operating Loss	(15,162)	(97,849)	(46,681)	(142,271)
Other Income (Expense):
Change in fair value of warrant liabilities	63	614	(206)	3,036
Interest income	3	63	34	559
Interest expense	-	(1,230)	-	(3,407)
Other income (expense), net	16	(439)	(54)	(935)
Total Other Income (Expense), net	82	(992)	(226)	(747)

Loss before income taxes	(15,080)	(98,841)	(46,907)	(143,018)
Income tax (expense) benefit	(2)	1,070	1,386	2,549

Net loss	(15,082)	(97,771)	(45,521)	(140,469)
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	(412)	-
Deemed dividend related to conversion of preferred stock into common stock	-	-	(299)	-
Net loss attributable to common stockholders	(15,082)	(97,771)	(46,232)	(140,469)

Comprehensive loss:
Net loss	(15,082)	(97,771)	(45,521)	(140,469)
Foreign currency translation gain (loss)	2,101	(3,670)	2,191	(4,379)

Comprehensive loss	$(12,981)	$(101,441)	$(43,330)	$(144,848)

Net loss per common share attributable to common stockholders - basic	$(0.15)	$(5.55)	$(0.77)	$(8.26)
Net loss per common share attributable to common stockholders - diluted	$(0.15)	$(5.55)	$(0.77)	$(8.34)
Weighted average number of shares used in computing net loss per common share - basic	97,538	17,629	59,737	17,015
Weighted average number of shares used in computing net loss per common share - diluted	97,538	17,741	59,737	17,208

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$19,964	$9,598
Accounts receivable, net	903	620
Inventories	10,856	10,653
Other current assets	5,780	7,084
Total Current Assets	37,503	27,955

Restricted cash	1,154	969
Inventories, net of current portion	6,769	7,594
Property and equipment, net	8,702	4,706
Intellectual property, net	24,139	28,596
In-process research and development	-	2,470
Net deferred tax assets	41	-
Other long term assets	1,836	2,489
Total Assets	$80,144	$74,779

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,973	$3,579
Accrued expenses	7,492	8,553
Deferred revenue - current portion	818	818
Notes payable - current portion, net of debt discount	279	-
Contingent consideration - current portion	-	73
Total Current Liabilities	11,562	13,023

Long Term Liabilities:
Deferred revenue - less current portion	-	27
Contingent consideration - less current portion	2,780	1,011
Notes payable, net of issuance costs	2,536	-
Warrant liabilities	124	2,388
Net deferred tax liabilities	-	1,392
Other long term liabilities	973	1,403
Total Liabilities	17,975	19,244

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2020 and December 31, 2019; 99,879,029 and 20,691,301 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	100	21
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	770,368	720,484
Accumulated deficit	(709,120)	(663,600)
Accumulated other comprehensive income (loss)	821	(1,370)
Total Stockholders' Equity	62,169	55,535
Total Liabilities and Stockholders' Equity	$80,144	$74,779

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2019	20,691	$21	-	$-	-	$-	$720,484	$(663,600)	$(1,370)	$55,535
Stock-based compensation	-	-	-	-	-	-	1,923	-	-	1,923
Issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	14,122	14	7,937	79	-	-	13,432	-	-	13,525
Issuance of common stock, net of issuance costs	7,030	7	-	-	-	-	11,205	-	-	11,212
Conversion of preferred stock to common stock	3,053	3	(3,053)	(30)	-	-	27	-	-	-
Exchange of shares for Series B Warrants	2,041	2	-	-	-	-	2,468	-	-	2,470
Award of restricted stock units	141	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	28	-	(33)	-	-	(33)
Cancellation of treasury stock	-	-	-	-	(28)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(872)	(872)
Net loss	-	-	-	-	-	-	-	(16,598)	-	(16,598)
Balance, March 31, 2020	47,078	47	4,884	49	-	-	749,506	(680,198)	(2,242)	$67,162

Stock-based compensation	-	-	-	-	-	-	1,933	-	-	1,933
Exercise of warrants	4,913	5	-	-	-	-	3,335	-	-	3,340
Conversion of preferred stock to common stock	4,884	5	(4,884)	(49)	-	-	44	-	-	-
Award of restricted stock units	28	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	962	962
Net loss	-	-	-	-	-	-	-	(13,840)	-	(13,840)
Balance, June 30, 2020	56,903	57	-	-	-	-	754,818	(694,038)	(1,280)	59,557

Stock-based compensation	-	-	-	-	-	-	1,944	-	-	1,944
Award of restricted stock units	119	-	-	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	42,857	43	-	-	-	-	13,606	-	-	13,649
Other comprehensive income	-	-	-	-	-	-	-	-	2,101	2,101
Net loss	-	-	-	-	-	-	-	(15,082)	-	(15,082)
Balance, September 30,2020	99,879	$100	-	$-	-	$-	$770,368	$(709,120)	$821	$62,169

Balance, December 31, 2018	16,642	$17	-	$-	-	$-	$676,572	$(509,406)	$1,338	$168,521
Stock-based compensation	-	-	-	-	-	-	2,981	-	-	2,981
Exercise of stock options and warrants	12	-	-	-	-	-	236	-	-	236
Award of restricted stock units	47	-	-	-	-	-	1	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	15	-	(499)	-	-	(499)
Cancellation of treasury stock	-	-	-	-	(15)	-	-	-	-	-
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(7)	7	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,949)	(1,949)
Net loss	-	-	-	-	-	-	-	(22,525)	-	(22,525)
Balance, March 31, 2019	16,701	17	-	-	-	-	679,284	(531,924)	(611)	$146,766

Stock-based compensation	-	-	-	-	-	-	3,355	-	-	3,355
Exercise of stock options and warrants	25	-	-	-	-	-	297	-	-	297
Award of restricted stock units	14	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	1,240	1,240
Net loss	-	-	-	-	-	-	-	(20,171)	-	(20,171)
Balance, June 30, 2019	16,740	17	$-	-	-	-	682,936	(552,095)	629	131,487

Stock-based compensation	-	-	-	-	-	-	3,391	-	-	3,391
Issuance of common stock, net of issuance costs	2,545	3	-	-	-	-	23,722	-	-	23,725
Issuance of common stock consideration of MST	370	-	-	-	-	-	6,600	-	-	6,600
Exercise of stock options and warrants	1	-	-	-	-	-	6	-	-	6
Award of restricted stock units	9	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	(3,670)	(3,670)
Net loss	-	-	-	-	-	-	-	(97,771)	-	(97,771)
Balance, September 30, 2019	19,665	$20	-	$-	-	$-	$716,655	$(649,866)	$(3,041)	$63,768

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net loss	$(45,521)	$(140,469)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Loss from sale of SurgiBot assets, net	-	97
Goodwill and intangible assets impairment	-	86,881
Depreciation	2,015	1,651
Amortization of intangible assets	7,964	7,754
Amortization of debt discount and debt issuance costs	-	1,437
Amortization of short-term investment discount	-	(328)
Stock-based compensation	5,800	9,727
Interest expense on deferred consideration - MST acquisition	-	762
Deferred tax benefit	(1,386)	(2,549)
Bad debt expense	-	1,630
Write down of inventory	-	761
Change in fair value of warrant liabilities	206	(3,036)
Change in fair value of contingent consideration	1,770	(9,689)

Changes in operating assets and liabilities:
Accounts receivable	(252)	4,313
Interest receivable	-	3
Inventories	(4,410)	(14,141)
Other current and long term assets	2,233	(2,313)
Accounts payable	(706)	(914)
Accrued expenses	(1,191)	(1,439)
Deferred revenue	(56)	(867)
Other long term liabilities	(376)	1,613
Net cash and cash equivalents used in operating activities	(33,910)	(59,116)

Investing Activities:
Purchase of short-term investments	-	(12,883)
Proceeds from maturities of short-term investments	-	65,000
Purchase of property and equipment	(3)	(392)
Net cash and cash equivalents (used in) provided by investing activities	(3)	51,725

Financing Activities:
Proceeds from issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	13,525	-
Proceeds from issuance of common stock, net of issuance costs	24,861	23,725
Proceeds from notes payable and warrants, net of issuance costs	2,815	(30)
Payment of note payable	-	(15,000)
Taxes paid related to net share settlement of vesting of restricted stock units	(33)	(499)
Payment of contingent consideration	(74)	-
Proceeds from exercise of stock options and warrants	3,340	539
Net cash and cash equivalents provided by financing activities	44,434	8,735

Effect of exchange rate changes on cash and cash equivalents	30	(191)
Net increase in cash, cash equivalents and restricted cash	10,551	1,153
Cash, cash equivalents and restricted cash, beginning of period	10,567	21,651
Cash, cash equivalents and restricted cash, end of period	$21,118	$22,804

Supplemental Disclosure for Cash Flow Information:
Interest paid	$-	$2,073

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$5,839	$478
Exchange of common stock for Series B Warrants	$2,470	$-
Transfer of in-process research and development to intellectual property	$2,425	$-
Issuance of common stock - MST acquisition	$-	$6,600
Conversion of preferred stock to common stock	$79	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TransEnterix, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Overview

Overview

TransEnterix, Inc. is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. It is focused on the market development for and commercialization of the Senhance® Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance Surgical System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 millimeter microlaparoscopic instruments, eye-sensing camera control and reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy. The Senhance System is also the first machine-vision system in robotic surgery which is powered by the new Intelligent Surgical Unit™, or ISU™, that enables augmented intelligence in surgery.

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

The Senhance System is commercially available in Europe, the United States, Japan, and select other countries.

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

Over the past 36 months, the Company successfully obtained FDA clearance and CE Mark for its 3-millimeter diameter instruments, its Senhance ultrasonic system, its 3 millimeter and 5 millimeter hooks, and the Senhance articulating system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in Europe in November 2019 and the Company is evaluating its pathway forward to launch such a system in the United States with a planned submission for U.S. clearance in the first quarter of 2021.

In January 2020, the Company submitted an application to the FDA seeking clearance of the first machine vision system for its robotic surgery (the ISU). The Intelligent Surgical Unit was developed using the image analytics technology acquired from MST in the fourth quarter of 2018. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On March 13, 2020, the Company announced that it had received FDA clearance for the ISU.

In February 2020, the Company received CE Mark for the Senhance System and related instruments for pediatric use indications in CE Mark territories. The Company continues to make additional submissions for clearance or approval for enhancements to the Senhance System and related instruments and accessories, including additional filings and approvals sought in Japan.

The Company is focusing on markets with high utilization of laparoscopic technique, including Japan, Western Europe and the United States. The focus is on (1) increasing the number of placements of the Senhance System, not necessarily through sales, but through leasing arrangements, (2) increasing the number of procedures conducted using the Senhance System quarter over quarter, and (3) solidifying key opinion leader support and publications related to the use of the Senhance System in laparoscopic procedures. The Company is not focusing on revenue targets, especially in the United States. As further discussed in this report, the COVID-19 pandemic has had a significant impact on the Company’s operations, primarily due to the temporary cessation of elective surgical procedures in many markets, and the challenges and restrictions caused by stay-at-home orders, social distancing requirements and travel restrictions.

Soon after implementing this strategy, the Company’s business and customers were negatively impacted by the COVID-19 pandemic, which suspended many elective surgical procedures globally, curtailed travel and necessarily diverted the attention of hospital customers. The Company has taken steps, and continues to take further actions, to minimize the impact of the COVID 19 pandemic on its business. A variety of travel restrictions have caused delays in product installation and training activities. Since the second quarter of 2020, the Company has seen elective surgical procedures recommence in the United States, Europe and Japan, but not, to date, to the levels seen before the COVID-19 pandemic. This has significantly impacted its ability to implement its market development activities to place its Senhance Systems, provide training, and increase the use of the Senhance Systems in place. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

The Company continues to focus on growing its business globally and enhancing the Senhance System capabilities. In September 2020, the Company announced the successful completion of the first surgical procedures using the ISU. In October 2020, the Company announced that Japan has become one of the fastest growing markets for the Senhance System in terms of placements and clinical cases with the addition of a new agreement with Toshima Hospital of the Tokyo Metropolitan Health and Hospitals Corporation to lease and utilize the Senhance Surgical System, and the September 2020 establishment of the first training center for the Senhance System in the Asia-Pacific region in Japan at the Saitama Medical University International Medical Center in the Greater Tokyo Area. In the U.S., in August 2020 the Company announced a 510(k) application to add general surgery indications to existing indications for use and is working with the FDA on such submission. Upon clearance, this is expected to add approximately 800,000 general and bariatric procedures to the Company’s addressable market.

As of October 31, 2020, under this new strategy the Company has installed eight Senhance Systems in 2020 under leasing arrangements and has one Senhance System pending installation. Approximately 1,200 procedures have been conducted to date in 2020, which is tracking lower than the Company’s goal as a result of the COVID-19 pandemic.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2019 Form     10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Liquidity and Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $709.1 million as of September 30, 2020 and working capital of $26.1 million as of September 30, 2020. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Traditionally, the Company has raised additional capital through equity offerings, including raising net proceeds of $13.5 million in the March 2020 public offering (see Note 10) and an additional $13.6 million in net proceeds in the July 2020 public offering (see Note 10). Additionally, in April 2020 the Company secured a non-recourse loan in the principal amount of $2.8 million under the Paycheck Protection Program (the “PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as amended that may be forgiven under certain circumstances (see Note 8), although forgiveness is not assured. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain additional and adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

At September 30, 2020, the Company had cash and cash equivalents, excluding restricted cash, of approximately $20.0 million. The ability of the Company to continue to secure needed financing until it becomes profitable raises substantial doubt about the Company’s ability to continue as a going concern during the one year after the date that these financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Principles of Consolidation and Foreign Currency Considerations

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, SafeStitch LLC, TransEnterix Surgical, Inc., TransEnterix International, Inc., TransEnterix Italia S.r.l., TransEnterix Europe S.à.R.L, TransEnterix Asia PTE. Ltd., TransEnterix Taiwan Ltd., TransEnterix Japan KK, TransEnterix Israel Ltd., TransEnterix Netherlands B.V. and TransEnterix Canada, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the condensed consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were not significant.

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

The Company’s accounts receivable are derived from sales to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses and recorded a bad debt charge totaling $1.6 million during the three and nine months ended September 30, 2019 (none during the three and nine months ended September 30, 2020). The Company had seven customers who constituted 69% of the Company’s net accounts receivable as of September 30, 2020. The Company had eight customers who constituted 85% of the Company’s net accounts receivable as of December 31, 2019.

The Company had nine customers who accounted for 57% of revenue for the three months ended September 30, 2020 and five customers who accounted for 83% of revenue for the three months ended September 30, 2019. The Company had nine customers who accounted for 58% of revenue for the nine months ended September 30, 2020 and five customers who accounted for 83% of revenue for the nine months ended September 30, 2019.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted cash at September 30, 2020 and December 31, 2019 included $1.2 million and $1.0 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, automobile leases, and a performance guarantee required by the government of a country in which a Senhance System was sold in 2018.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts was determined on a customer specific basis based on deemed collectability. The allowance for doubtful accounts was $1.7 million as of September 30, 2020 and December 31, 2019.

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

The Company periodically evaluates intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the nine months ended September 30, 2020 and 2019.

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

The Company reclassifies IPR&D assets to intellectual property when development is complete, which generally occurs upon regulatory approval when the Company is able to commercialize products. The completed IPR&D assets are then classified as definite-lived intangible assets (developed technology) and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

The Company performed an impairment test of its IPR&D at the end of the third quarter 2019 as recent events and changes in market conditions indicated that the asset might be impaired. During the third quarter of 2019, the Company concluded that the fair value determined by the market value approach was lower than the carrying value and recognized a $7.9 million impairment charge to its IPR&D. The Company performed its annual impairment assessment at December 31, 2019 and no additional impairment was required. As of March 31, 2020, all IPR&D asset development was completed and reclassified to intellectual property.

As of September 30, 2020, there were no remaining IPR&D assets.

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

Property and Equipment

Property and equipment consists primarily of operating lease Senhance System assets, machinery, manufacturing equipment, demonstration equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Operating lease assets – Senhance System leasing (in years)	5
Machinery, manufacturing and demonstration equipment (in years)	3	-	5
Computer equipment (in years)	3
Furniture (in years)	5
Leasehold improvements	Lesser of lease term or 3 to 10 years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

The Company reviews its property and equipment assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. The Company did not identify any impairment during the three and nine months ended September 30, 2020 and 2019.

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

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include training and proctoring services, instruments, and accessories. For some lease arrangements, the customers are provided with the right to purchase the leased System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the System.

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the Senhance System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. All such arrangements through September 30, 2020 are classified as operating leases.

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

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.
Systems	$101	$-	$176	$-
Instruments and accessories	82	43	149	68
Services	106	99	278	359
Total U.S. revenue	289	142	603	427

Outside of U.S. ("OUS")
Systems	131	1,276	257	5,341
Instruments and accessories	122	330	410	1,411
Services	272	276	798	665
Total OUS revenue	525	1,882	1,465	7,417

Total
Systems	232	1,276	433	5,341
Instruments and accessories	204	373	559	1,479
Services	378	375	1,076	1,024
Total revenue	$814	$2,024	$2,068	$7,844

The Company recognizes sales by geographic area based on the country in which the customer is based. Operating lease revenue is included as Systems in the above table and was approximately $0.2 million and $0 for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's System sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.0 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended September 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $0.1 million and $0.3 million, respectively. Revenue recognized for the nine months ended September 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $0.5 million and $1.5 million, respectively. Revenue for the nine months ended September 30, 2019 also included $1.3 million from a System sold in 2017 for which revenue was deferred until its first clinical use, which occurred in the second quarter of 2019. The aggregate amount of transaction price allocated to performance obligations that remain unsatisfied as of September 30, 2020 was $3.0 million, which is expected to be recognized as revenue over one to three years.

In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for its sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction and such costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $0 and $0.8 million of expenses, respectively, for inventory obsolescence related to certain System components.

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

The fair value of restricted stock units (“RSU’s”) is determined by the market price of the Company’s common stock on the date of grant.

Compensation expense for stock-based compensation was approximately $1.9 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively, and was approximately $5.8 million and $9.7 million for the nine months ended September 30, 2020 and 2019, respectively.

On June 8, 2020, following the 2020 annual meeting of stockholders, the Board of Directors approved and granted equity awards to the members of the Board and the executive officers of the Company. The annual equity retainer to non-employee directors consisted of quarterly equity grants of common stock, RSU’s, and stock options under the director compensation program. In the third quarter of 2020 the compensatory awards had grant date value ranging from approximately $4,000 to $9,000 per non-employee director. In the second quarter of 2020, one-time compensatory awards were granted for service to the Company during this critical time in the Company’s history with a grant date value ranging from approximately $5,000 to $10,000, per non-employee director, depending on length of Board service.

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

The awards were all made under the Company’s Amended and Restated Incentive Compensation Plan. An aggregate of 1,871,289 shares of common stock underlie these awards if they fully vest.

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

In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (TRAF). TRAF introduces major changes in the Swiss tax system by abolishing certain current preferential tax regimes and replacing them with new measures that are in line with international standards. The referendum did not have a material impact on the Company for the 2020 or 2019 tax provisions. The Company will continue to evaluate the impact of these provisions in future periods as the enactment process is completed.

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

Approximately 30% and 19% of the Company’s total consolidated assets are located within the United States as of September 30, 2020 and December 31, 2019, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable, other long-term assets and inventory of $56.5 million and $60.5 million as of September 30, 2020 and December 31, 2019, respectively. Total assets outside of the United States amounted to 70% and 81% of total consolidated assets at September 30, 2020 and December 31, 2019, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the nine months ended September 30, 2020 and 2019, 29% and 5%, respectively, of net revenue were generated in the United States; while 50% and 42%, respectively, were generated in Europe; and 21% and 53% were generated in Asia. For the three months ended September 30, 2020 and 2019, 36% and 7%, respectively, of net revenue were generated in the United States; while 46% and 20%, respectively, were generated in Europe; and 18% and 73% were generated in Asia.

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

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40) guidance on the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is currently evaluating the impact on the consolidated financial statements upon adoption.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its consolidated statements of operations and comprehensive loss, balance sheets, or statements of cash flows.

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

On July 3, 2019, the Company entered into a System Sale Agreement with Great Belief International Limited or GBIL to sell certain assets related to the AutoLap technology. On October 15, 2019, the Company amended the prior AutoLap Sale Agreement with GBIL. Pursuant to the amended agreement the Company sold the AutoLap laparoscopic vision system, or AutoLap, and related assets to GBIL. The assets include inventory, spare parts, production equipment, testing equipment and certain intellectual property specifically related to the AutoLap. The purchase price was $17.0 million, all of which was received in 2019 in the form of $16 million in cash and a commitment by GBIL to pay $1.0 million to settle certain Company obligations in China. GBIL subsequently paid the obligation. Under the amended AutoLap Agreement, the Company entered into a cross-license agreement with GBIL to retain rights to use any AutoLap-related intellectual property sold to GBIL, and to non-exclusively license additional intellectual property to GBIL. The Company recorded a $16.0 million gain on the sale of the AutoLap assets during the year ended December 31, 2019, which represented the proceeds received in excess of the carrying value of the assets, less contract costs.

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

On December 30, 2016, the Company and Sofar entered into an Amendment to the Purchase Agreement (the “Amendment”) to restructure the terms of the second tranche of the Cash Consideration (the “Second Tranche”). The initial Securities Consideration was issued in full at the closing of the Senhance Acquisition; under the Amendment, the second tranche of the Cash Consideration was restructured, and an additional issuance of 286,360 shares of the Company’s common stock with an aggregate fair market value of €5.0 million occurred in January 2017. Following the Amendment, the total Cash Consideration was $25.0 million and approximately €22.5 million, of which all but €15.0 million has been paid as of September 30, 2020.  The remaining Cash Consideration to be paid is the third tranche of the Cash Consideration (the “Third Tranche”) of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2017. As of September 30, 2020, the Company had paid all installments of the fourth tranche.

The Third Tranche payment will be accelerated in the event that (i) the Company or TransEnterix International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System. The remaining amounts due to Sofar are included in contingent consideration as of September 30, 2020 and December 31, 2019 at their estimated fair value.

4.	Fair Value

The carrying values of accounts receivable, accounts payable, and certain accrued expenses as of September 30, 2020 and December 31, 2019, approximate their fair values due to the short-term nature of these items.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment; however, the Company expects changes in classifications between levels will be rare. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2020
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$19,964	$-	$-	$19,964
Restricted cash	1,154	-	-	1,154
Total assets measured at fair value	$21,118	$-	$-	$21,118
Liabilities measured at fair value
Contingent consideration	$-	$-	$2,780	$2,780
Warrant liabilities	-	-	124	124
Total liabilities measured at fair value	$-	$-	$2,904	$2,904

	December 31, 2019
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$9,598	$-	$-	$9,598
Restricted cash	969	-	-	969
Total assets measured at fair value	$10,567	$-	$-	$10,567
Liabilities measured at fair value
Contingent consideration	$-	$-	$1,084	$1,084
Warrant liabilities	-	-	2,388	2,388
Total liabilities measured at fair value	$-	$-	$3,472	$3,472

The Company’s financial liabilities consisted of contingent consideration potentially payable to Sofar related to the Senhance Acquisition in September 2015 (see Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The increase in fair value of the contingent consideration of $0.5 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, was primarily due to the passage of time and fluctuations in Euro-to-USD exchange rates. The decrease in fair value of the contingent consideration of $11.6 million and $9.7 million for the three and nine months ended September 30, 2019, respectively, was primarily due to the passage of time.  Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company uses a probability-weighted income approach for estimating the fair value of the contingent consideration. The significant unobservable inputs used in this approach include estimates of amounts and timing of stated milestones and the discount rate.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of approximately 0.077 shares of the Company’s common stock, a Series A warrant to purchase approximately 0.077 shares of common stock with an exercise price of $13.00 per share (the “Series A Warrants”), and a Series B warrant to purchase approximately 0.058 shares of common stock with an exercise price of $13.00 per share (the “Series B Warrants”), at an offering price of $1.00 per Unit. All of the Series A Warrants were exercised prior to the expiration date of October 31, 2017. The exercise price of the Series B Warrants was subsequently adjusted as a result of the Company’s reverse stock split at a ratio of one for thirteen shares effective December 11, 2019 and certain contractual price adjustment provisions (see Note 9). Each Series B Warrant may be exercised at any time beginning on the date of issuance and from time to time thereafter through and including the fifth anniversary of the issuance date. The Series B Warrants are classified as liabilities due to net cash settlement features.

The change in fair value of all outstanding Series B Warrants for the three months ended September 30, 2020 and 2019 was a decrease of $0.1 million and a decrease of $0.6 million, respectively, and is included in the Company’s condensed consolidated statements of operations and comprehensive loss. The change in fair value of all outstanding Series B Warrants for the nine months ended September 30, 2020 and 2019 was an increase of $0.2 million and a decrease of $3.0 million, respectively, and is included in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Company uses a monte carlo simulation model for estimating the fair value of the Series B Warrants. The significant unobservable inputs used in the monte carlo model include estimates of the risk-free interest rate, volatility of the Company’s common stock, and the probability of a 2020 or 2021 financing.

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and the contingent consideration for the nine months ended September 30, 2020:

	Fair Value Measurement at Reporting Date (Level 3)
	(in thousands)
	Common stock warrants	Contingent consideration
Balance at December 31, 2019	$2,388	$1,084
Exchange of warrants	(2,470)	-
Change in fair value	206	1,770
Payment of contingent consideration	-	(74)
Balance at September 30, 2020	$124	$2,780

Current portion	$-	$-
Long-term portion	124	2,780
Balance at September 30, 2020	$124	$2,780

5.	Inventories

The components of inventories are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Finished Goods	$10,619	$9,737
Raw Materials	7,006	8,510
Total Inventories	$17,625	$18,247

Current portion	$10,856	$10,653
Long-term portion	6,769	7,594
Total inventories	$17,625	$18,247

The Company recorded a write-down of obsolete inventory for the year-ended December 31, 2019 totaling $7.4 million as part of a restructuring plan and a $1.5 million charge for inventory obsolescence related to certain System components. There were no such write-downs or charges for the three and nine months ended September 30, 2020. A $0.8 million and $1.6 million write-down for inventory obsolescence related to certain systems components was recognized in the three and nine months ended September 30, 2019, respectively.

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

The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended September 30, 2020 is as follows:

In-Process Research and Development
(in thousands)
Balance at December 31, 2019	$2,470
Foreign currency translation impact	(45)
Transfer to developed technology	(2,425)
Balance at September 30, 2020	$-

Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(46,820)	$1,831	$23,849
Technology and patents purchased	400	(150)	40	290
Total intellectual property	$69,238	$(46,970)	$1,871	$24,139

	December 31, 2019
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$66,413	$(36,918)	$(1,208)	$28,287
Technology and patents purchased	400	(112)	21	309
Total intellectual property	$66,813	$(37,030)	$(1,187)	$28,596

The weighted average remaining useful life of the developed technology and technology and patents purchased was 2.4 years and 6.6 years, respectively, as of September 30, 2020.

7.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 2.2% for the year ending December 31, 2020. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 0.0% and 1.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 3.0% and 1.8%, respectively.

The Company incurred losses for the nine-month period ended September 30, 2020 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Europe, Canada and Asia operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions, including Italy.

The deferred tax benefit during the three months ended September 30, 2020 and 2019, was approximately $0.00 million and $1.07 million, respectively. The deferred tax benefit during the nine months ended September 30, 2020 and 2019, was approximately $1.39 million and $2.55 million, respectively. The Israeli jurisdiction was profitable through September 30, 2020 and is projected to be profitable for the year ending December 31, 2020. Consequently, the current tax expense during the three months ended September 30, 2020 and 2019, was approximately $0.00 million and $0.02 million, respectively, and the current tax expense during the nine months ended September 30, 2020 and 2019, was approximately $0.04 million and $0.05 million, respectively.

At September 30, 2020, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2019 or 2020; no GILTI tax has been recorded for the nine months ending September 30, 2020 or 2019.

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

The Promissory Note has a two-year term, maturing on April 27, 2022, and bears interest at 1.00% per annum. If the Promissory Note is not forgiven, payments can be deferred until 10 months after the end of the Company’s covered period, which is the 24-week period beginning on the date the Company received the PPP loan proceeds from the Lenders (the “Covered Period”). The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. The Promissory Note may be forgiven partially or fully if the proceeds are used for covered payroll, rent and utility costs incurred during the Covered Period and if at least 60% of the proceeds are used for covered payroll costs. All or a portion of the Promissory Note may be forgiven by the SBA upon application by the Company and documentation of expenditures in accordance with the SBA requirements. The Company intends to use the proceeds for such covered purposes. While the Company believes, because the Covered Period was extended from the original eight weeks to 24 weeks, that it will be more likely to use the funds for covered purposes, it can provide no assurance that it will obtain forgiveness in whole.

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

As a result of the exercise price adjustment feature the exercise price of all outstanding Series B Warrants has been adjusted to $0.35 per share and the number of shares of common stock reserved for and issuable upon the exercise of outstanding Series B Warrants has been adjusted to 567,660 as of  September 30, 2020.

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

The following table summarizes the Company’s outstanding warrants, including the Series B Warrants, the Series C Warrants, and the Series D Warrants as of September 30, 2020:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
	$0.35		567,660	May 2022
	$0.68		45,823,528	March 2021 - March 2025
$13.00	-	$52.20	107,721	September 2021 - September 2027
			46,498,909

10.	Equity Offerings

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

The following table summarizes the total sales under the 2019 ATM Offering for the period indicated (in thousands except for share and per share amounts):

For the Nine Months Ended September 30, 2020
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

The net proceeds to the Company from the March 2020 Public Offering were approximately $13.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. All shares of Series A Preferred Stock were converted into 7.9 million shares of common stock prior to June 30, 2020. Approximately 4.9 million Series C Warrants were exercised during the nine months ended September 30, 2020, generating net proceeds of $3.3 million. The Class A Units, the Class B Units, the Series A Preferred Stock, the Series C Warrants and the Series D Warrants (together with the shares of common stock underlying the shares of Series A Preferred Stock and such warrants) were offered under the Company’s previously filed Registration Statement on Form S-3, which registration statement expired in May 2020. The Company filed a new registration statement on Form S-1 covering the exercise of the outstanding Series C Warrants and Series D Warrants, which was declared effective by the SEC on May 27, 2020.

On July 6, 2020, the Company completed an underwritten public offering of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per share of $0.35 per share, generating net proceeds of approximately $13.6 million. Following the offering, the exercise price of the outstanding Series B Warrants was adjusted to $0.35 per share and the number of shares of common stock underlying such warrants increased to 567,660 shares (see Note 9).

11.	Restructuring

During the fourth quarter of 2019, the Company announced the implementation of a restructuring plan to reduce operating expenses as the Company continues the global market development of the Senhance platform. Under the restructuring plan, the Company reduced headcount primarily in the sales and marketing functions and determined that the carrying value of its inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the condensed consolidated statements of operations and comprehensive loss, for the year ended December 31, 2019. During the nine months ended September 30, 2020, the Company continued the restructuring efforts with additional headcount reductions which resulted in $0.9 million related to severance costs. These 2020 severance costs are primarily expected to be paid in 2020.

Future payments under the restructuring plan are expected to conclude in 2020 and total $0.6 million. During the nine months ended September 30, 2020, the activity related to the Company's restructuring liability, which is included in accrued expenses in the condensed consolidated balance sheet, was as follows:

Restructuring Liability
(in thousands)
Balance at December 31, 2019	$882
Amount charged to operating expenses	858
Cash payments	(1,156)
Balance at September 30, 2020	$584

12.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, warrants and preferred stock. For the nine months ended  September 30, 2020, the effects of the Series A Preferred Stock beneficial conversion charge and conversion are included in the calculation of net loss attributable to common stockholders.

For the three- and nine-month periods ended September 30, 2020 diluted net loss per common share was calculated similarly to basic net loss per common share since all potential dilutive securities were anti-dilutive.

For the three- and nine- month periods ended September 30, 2019, the effect of outstanding warrants is reflected in diluted net loss per common share by applying the treasury stock method, resulting in approximately 112,000 and 193,000, respectively, of incremental shares being included in the weighted average number of commons shares used in the diluted net loss per common share calculation. Additionally, the gain on the fair value of warrant liabilities of $0.6 million and $3.0 million for the three- and nine-month periods ended September 30, 2019, respectively, increased the net loss attributable to common stockholders in calculating diluted net loss per common share.

As of September 30, 2020, there were 4,285,880 outstanding options, 46,498,909 outstanding warrants, and 2,915,041 unvested restricted stock units that were excluded from the calculation of diluted net loss per common share as the effect of including these instruments would have been anti-dilutive. As of September 30, 2019, there were 1,965,204 outstanding options, 107,719 outstanding warrants, and 469,980 unvested restricted stock units that were excluded from the calculation of diluted net loss per common share as the effect of including these instruments would have been anti-dilutive.

13.	Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 286,360 shares of the Company’s common stock with an aggregate fair market value of €5.0 million. The fair value of the contingent consideration was $2.8 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively.

Leases

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

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s condensed consolidated financial statements for legal contingencies for the three and nine months ended September 30, 2020 and 2019.

14.	Subsequent Events

On October 9, 2020, the Company filed a prospectus supplement relating to an “at the market” offering with Cantor pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $40.0 million of shares of the Company’s common stock, through Cantor as sales agent, pursuant to the 2019 Sales Agreement (the “2020 ATM Offering”). Pursuant to the 2019 Sales Agreement, sales of the common stock will be made on the Company’s currently effective Registration Statement on Form S-3, which was declared effective on February 10, 2020. The aggregate compensation payable to Cantor is 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. No sales have been made under the 2020 ATM Offering as of the date of this report.

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

Overview

TransEnterix, Inc. is a medical device company that is digitizing the interface between the surgeon and the patient in laparoscopy to increase control and reduce surgical variability in today’s value-based healthcare environment. The Company is focused on the market development for and commercialization of the Senhance® Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 millimeter microlaparoscopic instruments, eye-sensing camera control and reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy. The Senhance System is also the first machine-vision system in robotic surgery which is powered by the new Intelligent Surgical Unit™ (ISU™) that enables augmented intelligence in surgery.

The Senhance System is commercially available in Europe, the United States, Japan, and select other countries.

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

Over the past 36 months, we successfully obtained FDA clearance and CE Mark for our 3 millimeter diameter instruments, our Senhance ultrasonic system, our 3 millimeter and 5 millimeter hooks, and the Senhance articulating system. The 3 millimeter instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in Europe in November 2019 and we are evaluating our pathway forward to launch such a system in the United States with a planned submission for US clearance in the first quarter of 2021.

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

As of October 31, 2020, the Company has installed eight Senhance Systems in 2020 under leasing arrangements and has one Senhance System pending installation. Approximately 1,200 procedures have been conducted to date in 2020, which is less than our goal as a result of the COVID-19 pandemic.

From our inception, we devoted a substantial percentage of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical studies, manufacturing, recruiting qualified personnel and raising capital. We expect to continue to invest in research and development and market development as we implement our strategy.

Since inception, we have been unprofitable. As of September 30, 2020, we had an accumulated deficit of $709.1 million.

Due to a decline in market conditions and changes in our forecast, the Company tested its goodwill and in-process research & development ("IPR&D") for potential impairment as of September 30, 2019. During the third quarter of 2019, the Company determined that the carrying value of both its goodwill and IPR&D were impaired, and recorded impairment charges of $79.0 million and $7.9 million, respectively. During the first quarter of 2020, upon receipt of regulatory clearance to commercialize the products associated with the IPR&D assets in the United States, the assets were deemed definite-lived, transferred to developed technology and are amortized based on their estimated useful lives.

We operate in one business segment.

On December 11, 2019, following receipt of approval from stockholders at a special meeting of stockholders held on the same day, the Company filed an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of one-for-thirteen, or the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis on NYSE American on the morning of December 12, 2019. No fractional shares were issued in connection with the Reverse Stock Split. Instead, the Company rounded up each fractional share resulting from the reverse stock split to the nearest whole share. As a result of the Reverse Stock Split, the Company’s outstanding common stock decreased from approximately 261.9 million shares to approximately 20.2 million shares (without giving effect to the rounding up for each fractional share). Unless otherwise noted, all share and per share data referenced in this report have been retroactively adjusted to reflect the Reverse Stock Split. Certain amounts in the financial statements, the notes thereto, and elsewhere in this report, may be slightly different than previously reported due to rounding of fractional shares as a result of the Reverse Stock Split.

Risks and Uncertainties

We are subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: potential negative impacts on our operations caused by the COVID-19 pandemic; our ability to continue as a going concern; the historical lack of profitability; our ability to raise additional capital; the liquidity and capital resources of our customers; our ability to successfully develop, clinically test and commercialize our products; the timing and outcome of the regulatory review process for our products; changes in the health care and regulatory environments of the United States, the United Kingdom, the European Union, Japan, Taiwan and other countries in which we operate or intend to operate; our ability to attract and retain key management, marketing and scientific personnel; our ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; our ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and our ability to identify and pursue development of additional products.

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

Since we have implemented our new focus on market development, even with the impact of COVID-19 on our business, we have placed an additional eight Senhance Systems in 2020 and have one Senhance System pending installation. Approximately 1,200 procedures have been conducted to date in 2020, which is less than our goal as a result of the COVID-19 pandemic. We are seeing the slow return of elective surgeries in all of the jurisdictions where we offer the Senhance System and believe we may be able to continue to pursue our goal of increasing the number of procedures conducted using the Senhance System.

With respect to the COVID-19 pandemic, the Company has taken steps, and will continue to take further actions, in its approach to minimizing the impact of the COVID-19 pandemic on its business. In March 2020, to ensure the health and well-being of its employees, the Company implemented work from home at all its facilities, which restrictions were lifted in part in June 2020. The Company has also implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel, canceling of trade shows for 2020 and temporary salary reductions for its senior management and certain groups of its field-based employees. The Senhance Systems are manufactured at a contract manufacturing facility in Milan. The assembly of new units was disrupted in the first quarter of 2020 due to the quarantine in Northern Italy but returned to normal operating levels by the third quarter of 2020. A variety of travel restrictions have caused a delay in our product installation and training activities. During the second quarter of 2020, the Company has seen elective surgical procedures recommence in the United States, Europe and Japan, but not, to date, to the levels seen before the COVID-19 pandemic. This has significantly impacted our ability to implement our market development activities to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

The Promissory Note has a two-year term, maturing on April 27, 2022, and bears interest at 1.00% per annum. If the Promissory Note is not forgiven, payments can be deferred until 10 months after the end of the Company’s covered period, which is the 24-week period beginning on the date the Company received the PPP loan proceeds from the Lender (the “Covered Period”). The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. The Promissory Note may be forgiven partially or fully if the proceeds are used for covered payroll, rent and utility costs incurred during the Covered Period and if at least 60% of the proceeds are used for covered payroll costs. All or a portion of the Promissory Note may be forgiven by the SBA upon application by the Company and documentation of expenditures in accordance with the SBA requirements. The Company intends to use the proceeds for such covered purposes. While the Company believes, because the Covered Period was extended from the original eight weeks to 24 weeks, that it will be more likely to use the funds for covered purposes, it can provide no assurance that it will obtain forgiveness in whole.

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

On February 24, 2020, the Company entered into a Series B Warrants Exchange Agreement, or the Exchange Agreement, with holders of Series B Warrants. Under the terms of the Exchange Agreement, each Series B Warrant was canceled in exchange for 0.61 of a share of common stock. The Warrant holders participating in the exchange held 3,373,900 of the 3,638,780 Series B Warrants then outstanding, and received an aggregate of 2,040,757 shares of common stock, leaving 264,880 Series B Warrants outstanding to acquire 530,381 shares of common stock at an exercise price of $0.3746 per share. As of September 30, 2020, Series B Warrants to acquire 567,660 shares of common stock at an exercise price of $0.35 per share were outstanding.

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

As of September 30, 2020, the Company has paid all Cash Consideration due under the second and fourth tranches. The third tranche, consisting of €15.0 million, has not yet been paid and is subject to certain sales revenue milestones.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue

In the third quarter of 2020, our revenue consisted of System leasing, instruments, accessories and services for Systems sold in Europe, Asia and the U.S. in prior periods.

Product revenue for the three months ended September 30, 2020 decreased to $0.4 million compared to $1.6 million for the three months ended September 30, 2019. The $1.2 million decrease was the result of no System sales during the three months ended September 30, 2020 as compared to one System sold during the three months ended September 30, 2019. The revenue for the three months ended September 30, 2020 consisted primarily of leasing arrangement revenues as well as instrument and accessory sales for previously installed Senhance Systems.

Service revenue was $0.4 million for the three months ended September 30, 2020 and September 30, 2019.

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

Product cost for the three months ended September 30, 2020 decreased to $0.7 million as compared to $2.4 million for the three months ended September 30, 2019. Changes year-over-year primarily include $1.1 million in lower product costs driven by lower System sales, $0.6 million in reduced personnel costs and $0.1 million in reduced other costs offset by $0.1 million in increased freight costs.

Service cost for the three months ended September 30, 2020 decreased to $0.7 million as compared to $1.0 million for the three months ended September 30, 2019. This $0.3 million decrease primarily relates to $0.3 million in reduced supplies costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

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

R&D expenses for the three months ended September 30, 2020 decreased 20% to $4.7 million as compared to $5.9 million for the three months ended September 30, 2019. The $1.2 million decrease primarily relates to decreased personnel related costs of $1.1 million, decreased supplies expense of $0.2 million, decreased travel costs of $0.1 million, decreased consulting costs of $0.2 million and decreased other costs of $0.1 million, offset by increased testing costs of $0.2 million, increased technology fees of $0.2 million, and increased facilities costs of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019.

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

Sales and marketing expenses for the three months ended September 30, 2020 decreased 55% to $3.1 million compared to $6.9 million for the three months ended September 30, 2019. The $3.8 million decrease was primarily related to decreased personnel costs of $2.2 million, decreased travel related costs of $0.8 million, decreased consulting costs of $0.5 million, decreased supplies expense of $0.2 million and decreased other costs of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019 together with reductions in travel and cancellation of tradeshows beginning in the first quarter of 2020 in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. We expect general and administrative costs to remain flat in future periods.

General and administrative expenses for the three months ended September 30, 2020 decreased 41% to $3.5 million compared to $5.9 million for the three months ended September 30, 2019. The $2.4 million decrease was primarily due to decreased bad debt expense of $1.6 million, decreased personnel costs of $0.6 million, decreased facilities costs of $0.1 million and decreased consulting costs of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2020 increased 8% to $2.8 million compared to $2.6 million for the three months ended September 30, 2019, primarily due to the transfer in the first quarter of 2020 of IPR&D to definite-lived intangible assets.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.5 million increase for the three months ended September 30, 2020 compared to an $11.6 million decrease for the three months ended September 30, 2019. The $12.1 million increase was due to changes in the Company's fair value measurement of a discounted cash flow model using significant unobservable inputs including the probability of achieving the potential milestone, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the milestone.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was a decrease of $0.1 million for the three months ended September 30, 2020 compared to a decrease of $0.6 million for the three months ended September 30, 2019. The net $0.5 million decrease in the fair value of warrant liabilities as of September 30, 2020 was primarily the result of a decrease in the stock price as of September 30, 2020 as compared to June 30, 2020. The decrease in the fair value of warrant liabilities as of September 30, 2019 was primarily the result of a decrease in the stock price at September 30, 2019 as compared to June 30, 2019.

Interest Income

There was no material interest income for the three months ended September 30, 2020 compared to $0.1 million for the three months ended September 30, 2019. The decrease of $0.1 million was due to less cash and no short-term investments on hand as of September 30, 2020 earning less interest.

Interest Expense

There was no interest expense for the three months ended September 30, 2020, compared to $1.2 million for the three months ended September 30, 2019. The decrease in interest expense relates to the payoff of the Hercules Capital debt in the fourth quarter of 2019.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized approximately $0 income tax benefit for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue

In the nine months ended September 30, 2020, our revenue consisted of System leasing, instruments, accessories and services for Systems sold in Europe, Asia and the U.S. in prior periods. The COVID-19 pandemic contributed to a decrease in demand for instruments, leases, accessories and services during the latter part of the quarter ended March 31, 2020 and throughout the nine months ended September 30, 2020 as elective surgeries were canceled globally.

Product revenue for the nine months ended September 30, 2020 decreased to $1.0 million compared to $6.8 million for the nine months ended September 30, 2020. The $5.8 million decrease was the result of no System sales during the nine months ended September 30, 2020 as compared to three Systems sold during the nine months ended September 30, 2019. Revenue for the nine months ended September 30, 2019 included $1.3 million from a prior year System sale that had deferred proceeds related to uncompleted performance obligations. The Company completed these performance obligations during the nine months ended September 30, 2019. The revenue for the nine months ended September 30, 2020 consisted primarily of leasing arrangement revenues as well as instrument and accessory sales for previously installed Senhance Systems.

Service revenue for the nine months ended September 30, 2020 increased to $1.1 million compared to $1.0 million for the nine months ended September 30, 2019. The $0.1 million increase was due to the year-over-year increase in the installed base of Senhance Systems.

Cost of Revenue

Product cost for the nine months ended September 30, 2020 decreased to $2.4 million as compared to $6.6 million for the nine months ended September 30, 2019. Changes year-over-year include $1.4 million in reduced personnel costs, $2.1 million in reduced product costs driven by lower System sales, $0.2 million in reduced facilities costs, $0.1 million in reduced travel costs, $0.1 million in reduced supplies costs, and $0.4 million in reduced other costs offset by $0.1 million in increased freight costs.

Service cost for the nine months ended September 30, 2020 decreased to $2.2 million as compared to $3.2 million for the nine months ended September 30, 2019. This $1.0 million decrease primarily relates to $0.7 million in reduced supplies costs, $0.2 million in reduced travel expenses for field service engineers driven by the COVID-19 pandemic, and $0.1 million in reduced other costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Research and Development

R&D expenses for the nine months ended September 30, 2020 decreased 28% to $12.9 million as compared to $17.8 million for the nine months ended September 30, 2019. The $4.9 million decrease primarily relates to decreased personnel related costs of $2.7 million, decreased technology fees of $0.6 million, decreased consulting fees of $0.5 million, decreased supplies expense of $0.6 million, decreased travel costs of $0.4 million and decreased other costs of $0.2 million, offset by increased testing expense of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2020 decreased 54% to $10.3 million compared to $22.4 million for the nine months ended September 30, 2019. The $12.1 million decrease was primarily related to decreased personnel costs of $6.3 million, decreased travel related costs of $2.7 million, decreased consulting costs of $1.9 million, decreased supplies expense of $0.6 million, decreased facilities costs of $0.2 million, decreased depreciation expense of $0.2 million, and decreased other costs of $0.2 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019 together with reductions in travel and cancellation of tradeshows beginning in the first quarter of 2020 in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2020 decreased 31% to $10.4 million compared to $15.0 million for the nine months ended September 30, 2019. The $4.6 million decrease was primarily due to decreased personnel costs of $3.0 million, decreased bad debt expense of $1.6 million, decreased supplies expense of $0.2 million, decreased travel costs of $0.2 million, and decreased other expenses of $0.2 million, offset by increased facilities costs of $0.3 million and increased consulting and outside services costs of $0.3 million.

Loss from Sale of SurgiBot Assets, Net

The loss from the sale of SurgiBot assets to GBIL of $0.1 million for the nine months ended September 30, 2019 was primarily due to additional outside service costs to transfer the assets.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2020 increased 3% to $8.0 million compared to $7.8 million for the nine months ended September 30, 2019, primarily due to the transfer in the first quarter of 2020 of IPR&D to definite-lived intangible assets.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.8 million increase for the nine months ended September 30, 2020 compared to a $9.7 decrease increase for the nine months ended September 30, 2019. The $11.5 million increase was due to changes in the Company's fair value measurement of a discounted cash flow model using significant unobservable inputs including the probability of achieving the potential milestone, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the milestone.

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

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was an increase of $0.2 million for the nine months ended September 30, 2020 compared to a decrease of $3.0 million for the nine months ended September 30, 2019. The increase in the fair value of warrant liabilities as of September 30, 2020 was primarily the result of a decrease in the exercise price of the Series B warrants due to their “down-round protection” relative to the stock price as of September 30, 2020. The decrease in the fair value of warrant liabilities as of September 30, 2019 was primarily the result of a decrease in the stock price as of September 30, 2019 as compared to December 31, 2018.

Interest Income

There was no material interest income for the nine months ended September 30, 2020 compared to $0.6 million for the nine months ended September 30, 2019. The decrease of $0.6 million was due to less cash and no short-term investments on hand as of September 30, 2020 earning less interest.

Interest Expense

There was no interest expense for the nine months ended September 30, 2020, compared to $3.4 million for the nine months ended September 30, 2019. The decrease in interest expense relates to the payoff of the Hercules Capital debt in the fourth quarter of 2019.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for TransEnterix Italia as a result of the acquisition of the Senhance System. We recognized $1.4 million and $2.5 million of income tax benefit for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $709.1 million as of September 30, 2020 and working capital of $26.1 million as of September 30, 2020. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Traditionally, the Company has raised additional capital through equity offerings, including raising net proceeds of $13.5 million in the March 2020 public offering and an additional net proceeds of $13.6 million in the July 2020 public offering. Additionally, in April 2020 the Company secured a non-recourse loan in the principal amount of $2.8 million under the PPP provisions of the CARES Act that may be forgiven under certain circumstances. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. In addition, the Company may consider fundamental business combination transactions. If the Company is unable to obtain additional and adequate capital through one of these methods, or if expected capital from existing agreements is not received when due, or at all, it would need to reduce its sales and marketing and administrative expenses and delay research and development projects, including the purchase of equipment and supplies, until it is able to obtain sufficient funds. If such sufficient funds are not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

At September 30, 2020, we had cash and cash equivalents, excluding restricted cash, of approximately $20.0 million. The Company believes that its existing cash and cash equivalents together with cash to be received from operating activities and realization of other current assets, will be sufficient to meet its anticipated cash needs into the second quarter of 2021. The ability of the Company to continue to secure needed financing until it becomes profitable raises substantial doubt about the Company’s ability to continue as a going concern during the one year after the date that these financial statements are issued.

Sources of Liquidity

Our principal sources of cash to date have been proceeds from public offerings of common stock, incurrence of debt, the sale of equity securities held as investments and asset sales. We have financed our operations from these financing transactions, most notably the following in 2019 and 2020 to date:

2019 Offerings

On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $25.0 million shares of the Company’s common stock, through Cantor, as sales agent (the “2019 ATM Offering”). Pursuant to the 2019 Sales Agreement, sales of the common stock were made under the Company’s previously filed Registration Statement on Form S-3, which registration statement expired in May 2020. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. The Company raised gross proceeds of $7.2 million under the 2019 ATM Offering and net proceeds of $7.0 million during the year ended December 31, 2019, and an additional $11.6 million of gross proceeds and $11.2 million of net proceeds as of May 2020. The 2019 ATM Offering terminated upon expiration of the shelf registration statement in May 2020.

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

All shares of Series A Preferred Stock were converted into 7.9 million shares of common stock prior to June 30, 2020. Approximately 4.9 million Series C Warrants were exercised during the nine months ended September 30, 2020, generating net proceeds of $3.3 million.

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

On July 6, 2020, the Company completed an underwritten public offering with Ladenburg as underwriter and sold an aggregate of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per of $0.35 per share, generating net proceeds of approximately $13.6 million after deducting underwriter discounts, commissions and expenses (the “July 2020 Public Offering”). The offer and sale of shares of common stock under the July 2020 Public Offering was made under the Company’s currently effective shelf Registration Statement on Form S-3.

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

Shelf Registration Statements

We currently have an effective shelf Registration Statement on file with the SEC.   The shelf Registration Statement was declared effective by the SEC on February 10, 2020 and registers up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. As of the date of this report, the Company has approximately $95 million available for future financings under the shelf Registration Statement.

Consolidated Cash Flow Data

	Nine months Ended September 30,
(in millions)	2020	2019
Net cash provided by (used in)
Operating activities	$(33.9)	$(59.1)
Investing activities	(0.0)	51.7
Financing activities	44.4	8.7
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.1)
Net increase in cash, cash equivalents and restricted cash	$10.5	$1.2

Operating Activities

For the nine months ended September 30, 2020, cash used in operating activities of $33.9 million consisted of a net loss of $45.5 million and cash used for working capital of $4.8 million, offset by non-cash items of $16.4 million. The non-cash items primarily consisted of $5.8 million of stock-based compensation expense, $8.0 million of amortization, $1.8 million change in fair value of contingent consideration, $0.2 million change in fair value of warrant liabilities, and $2.0 million of depreciation offset by a deferred tax benefit of $1.4 million. The decrease in cash from changes in working capital primarily relates to $4.4 million in increased inventory net of transfers to property, plant and equipment, a $0.4 million decrease in other long term liabilities, a $1.4 million decrease in accrued expenses, a $0.7 million decrease in accounts payable, and a $0.3 million increase in accounts receivable, offset by a $2.4 million decrease in other current and long-term assets.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $0.0 million.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $44.4 million. The net change primarily related to $13.5 million in proceeds from the issuance of common stock, preferred stock, and warrants under the March 2020 Public Offering, $13.6 million in proceeds from the issuance of common stock under a July 2020 underwritten public offering, $11.2 million in proceeds from additional issuances of common stock, $3.3 million from the exercise of warrants, and $2.8 million from the receipt of funding under a Promissory Note under the PPP provisions of the CARES Act.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $1.3 million as of September 30, 2020, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

We periodically evaluate intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the nine months ended September 30, 2020 and 2019.

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

In determining whether a transaction should be classified as a sales-type or operating lease, we consider the following terms at lease commencement: (1) whether title of the System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. As of September 30, 2020, all such arrangements have been classified as operating leases.

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

In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (TRAF). TRAF introduces major changes in the Swiss tax system by abolishing certain current preferential tax regimes and replacing them with new measures that are in line with international standards. The referendum did not have a material impact on the Company’s 2019 or 2020 tax provisions. The Company will continue to evaluate the impact of these provisions in future periods as the enactment process in completed.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2019 Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 as supplemented by the following:

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We have a limited operating history. We are not profitable and have incurred losses since our inception.  Management concluded that substantial doubt exists about our ability to continue as a going concern as a result of anticipated capital needs as well as past recurring losses and an accumulated deficit. Our independent registered public accounting firm also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. Our accumulated deficit was $709.1 million as of September 30, 2020. At September 30, 2020, we had cash and cash equivalents, excluding restricted cash, of approximately $20.0 million. The Company believes that its existing cash and cash equivalents together with cash to be received from operating activities and realization of other current assets will be sufficient to meet its anticipated cash needs into the second quarter of 2021.

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

We do not anticipate that the net proceeds of prior equity financings will be sufficient to support development of our products and product candidates and provide us with the necessary resources to continue our market development efforts and commercialize the Senhance System and other products. We intend to advance multiple additional products through clinical and pre-clinical development in the future. We believe we will need to raise substantial additional capital in order to continue our operations and achieve our business objectives.

We have an effective shelf registration statement that was declared effective on February 10, 2020 registering up to $150 million of our securities. As of the date of this report, $95 million is available for future financings. We cannot assure you that we will be successful in obtaining such additional financing on terms acceptable to the Company or at all.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the costs of our Senhance System market development, commercialization and development activities;

●	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory clearances and approvals for our products in development;

●	the costs associated with our manufacturing capabilities;

●	our need to expand our research and development activities;

●	the costs of acquiring, licensing or investing in businesses, products and technologies;

●	the economic and other terms and timing of our existing licensing arrangement and any collaboration, licensing or other arrangements into which we may enter in the future;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems, quality systems and information technology systems; and

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio.

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

We have facilities located in the United States, Israel, Japan, and Italy. All of our facilities are in locations that are subject to, or have been subject to, stay-at-home or shelter-in-place orders. Our Senhance Systems are manufactured at a contract manufacturing facility in Milan. With the quarantines in Northern Italy, the assembly of new units was disrupted earlier in 2020. A variety of travel restrictions, caused delays in our product installation and training activities in 2020 to date, particularly in April and May, and are expected to continue. Elective surgeries were halted in the United States and Europe and only limited procedures were being done in Japan at the height of stay-at-home requirements in these jurisdictions. Although such procedures have commenced in some locations, the limited procedures have significantly impacted our ability to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place. It is uncertain whether elective surgeries will be negatively impacted or halted again in the future by a resurgence of COVID-19 cases in any of these jurisdictions.

In addition, we are aware that the FDA clearance process has been impacted by the COVID-19 pandemic, resulting in delays in the clearance process. We anticipate such delays may continue.

The global spread of COVID-19 and the various attempts to contain it continue to create significant volatility, uncertainty and economic disruption. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results continues to depend on numerous factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the decline in elective surgery procedures during the first half of 2020 and the potential decline in elective surgery procedures in the fourth quarter of 2020 and into 2021; the effect on our customers and customer demand for Senhance systems and the ability to provide training services; and disruptions or restrictions on our employees’ ability to work and travel. In addition, any preventative or protective actions that governments implement or that we take in respect of COVID-19, such as travel restrictions or stay-at-home orders, may interfere with the ability of our employees, vendors and contract manufacturers to perform their respective responsibilities and obligations relative to the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

We believe the COVID-19 pandemic will continue to negatively impact our operations and our ability to implement our market development efforts, which will have a negative effect on our financial condition.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1.1

Employment Agreement, dated August 14, 2020, by and between TransEnterix Canada, Inc., on behalf of TransEnterix, Inc. and Shameze Rampertab (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on August 14, 2020)

10.1.2	Amendment to Employment Agreement, dated September 16, 2020, by and between TransEnterix Canada, Inc., on behalf of TransEnterix, Inc. and Shameze Rampertab.

10.2 *	TransEnterix, Inc. Employment Inducement Performance Restricted Stock Unit Award Agreement, dated as of August 24, 2020, by and between the Registrant and Shameze Rampertab

10.3 *	TransEnterix, Inc. Employment Inducement Restricted Stock Unit Award Agreement, dated as of August 24, 2020, by and between the Registrant and Shameze Rampertab

10.4 *	TransEnterix, Inc. Employment Inducement Stock Option Award Agreement, dated as of August 24, 2020, by and between the Registrant and Shameze Rampertab.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

+	A management contract, compensatory plan or arrangement required to be separately identified.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransEnterix, Inc.

Date: November 5, 2020	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer