Form 10-K
period 2020-12-31
ASENSUS SURGICAL, INC.
filed 2021-03-11
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________________

FORM 10-K

_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-19437

_____________________________________________________________

ASENSUS SURGICAL, INC.

(Exact name of registrant as specified in its charter)

_____________________________________________________________

Delaware	11-2962080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 TW Alexander Drive, Suite 160, Durham, NC 27703

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (919) 765-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange where registered
Common Stock $0.001 par value per share	ASXC	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

___________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the average bid and asked price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $29.2 million.

The number of shares outstanding of the registrant’s common stock as of March 9, 2021 was 232,589,352.

Documents Incorporated By Reference:   Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2021 Annual Meeting of Stockholders.

ASENSUS SURGICAL, INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2020

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

Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to:

•	our history of operating losses:

•	our ability to successfully transition from a research and development company to a company focused on market development activities and sales and distribution of our products;

•	our ability to successfully implement our Performance-Guided Surgery strategy and grow our business as a result;

•	our ability to successfully develop, clinically test and commercialize our products;

•	our ability to identify and pursue development of additional products;

•	the timing and outcome of the regulatory review process for our products;

•	competition from existing and new market entrants;

•	the impact of foreign currency fluctuations on our financial results;

•	our ability to attract and retain key management, marketing and scientific personnel;

•	our ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights;

•	changes in the health care and regulatory environments of the United States, Europe and other jurisdictions in which the Company operates; and

•	other factors contained in the section entitled “Risk Factors” contained in this Annual Report.

We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

In February 2021, we changed our name from TransEnterix, Inc. to Asensus Surgical, Inc. In this Annual Report we refer to Asensus Surgical, Inc. and its subsidiaries collectively as the “Company,” “it,” “we,” “our” or “us.”  The Company’s subsidiaries are: Asensus Surgical US, Inc., SafeStitch LLC, Asensus International, Inc.; Asensus Surgical Italia S.r.l.; Asensus Surgical Europe S.à.R.L; TransEnterix Taiwan Ltd; TransEnterix Japan KK, Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

ii

PART I

ITEM 1.         BUSINESS

Overview

In February 2021, we changed our name from TransEnterix, Inc. to Asensus Surgical, Inc. We are a medical device company that is digitizing the interface between the surgeon and the patient to pioneer a new era of Performance-Guided Surgery™ by unlocking clinical intelligence for surgeons to enable consistently superior outcomes and a new standard of surgery. This builds upon the foundation of Digital Laparoscopy with the Senhance® Surgical System powered by the Intelligent Surgical Unit™ (ISU™) to increase surgeon control and reduce surgical variability. With the addition of machine vision, augmented intelligence, and deep learning capabilities throughout the surgical experience, we intend to holistically address the current clinical, cognitive and economic shortcomings that drive surgical outcomes and value-based healthcare.

Our mission is focused on leveraging robotic technologies, augmented intelligence and machine learning capabilities to: reduce variability in surgery, drive more predictable outcomes, optimize resources and costs, and work with hospital systems that strive to employ innovative healthcare strategies. By leveraging advanced digital technologies, we aim to enable surgeons to take the best surgical practices and techniques from everywhere and enable them to leverage it anywhere to help improve outcomes, reduce variability, control the unexpected, reduce costs, reduce cognitive and physical fatigue of surgeons, and provide patients with the best care possible. We believe that by digitizing the interface between the surgeon and patient, we can unlock the clinical intelligence to pioneer a new era of surgery, which we are calling Performance-Guided Surgery.

Historical advances in surgery have largely focused on bringing tools and techniques into the operating room to reduce the invasiveness of procedures. When we introduced Digital Laparoscopy, our intention was to help surgeons minimize surgical variability in a cost-effective manner. The next logical step in the progression is looking for ways to deliver clinical intelligence and analytics which we believe can be enabled by what we refer to as Performance-Guided Surgery.

Performance-Guided Surgery builds upon our foundation of Digital Laparoscopy by adding machine vision, augmented intelligence, and deep learning capabilities through all surgical phases to help guide improved decision making, enriched collaboration, and enhanced predictability for all surgeons (independent of skill level and experience). Our Performance-Guided Surgery strategy is composed of the following framework:

•

Pre-operative - in what we call “intelligent preparation,” our machine learning models will take data from all of the procedures done utilizing our current Senhance System with the ISU, such as tracking surgical motion and team interaction, to create a large and constantly improving database of surgeries and their outcomes to enable surgeons to best inform their approach and surgical setup.

•

Intra-operative – we believe the Senhance System provides perceptive real-time guidance for intra-operative tasks, allowing any surgeon performing a procedure with the Senhance System to perform multiple tasks and benefit from the collective knowledge and rules-based performance of thousands of other successful Senhance-based procedures. Not only will this provide the surgeon with a pathway to better outcomes, we believe it will ultimately help reduce the cognitive load of the surgeons.

•

Future use post-operative – finally, by tapping into the vast amount of data captured during procedures, surgeons and operating room staff will be able to get actionable assessments of their performance giving them the information needed to improve performance over time. We intend on building a new standard of analytics to improve not only the skills of all surgeons but moving towards best-practice-sharing that bridges the global surgeon community.

We continue the market development for and commercialization of the Senhance Surgical System, or Senhance System, which digitizes laparoscopic minimally invasive surgery, or MIS, by providing a computer controller interface in the Senhance System. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 mm microlaparoscopic instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

We believe that outcomes of minimally invasive surgery will be enhanced through Digital Laparoscopy, our combination of more advanced tools and robotic functionality, which are designed to:

•	empower surgeons with improved precision, ergonomics, dexterity and visualization;

•	offer high patient satisfaction and enable a desirable post-operative recovery; and

•	provide a cost-effective robotic system, compared to existing alternatives today, for a wide range of clinical applications and operative sites within the healthcare system.

Our current strategy is to focus on the market development, commercialization and further development of the Senhance System.

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

The Senhance System is commercially available in Europe, the United States, Japan, Taiwan, Russia and select other countries.

•	The Senhance System has a CE Mark in Europe for adult and pediatric laparoscopic abdominal and pelvic surgery, as well as limited thoracic surgeries excluding cardiac and vascular surgery.

•

In the United States, we have 510(k) clearance from the FDA for use of the Senhance System in general laparoscopic surgical procedures and laparoscopic gynecologic surgery in a total of 31 indicated procedures, including benign and oncologic procedures, laparoscopic inguinal, hiatal and paraesophageal hernia, sleeve gastrectomy and laparoscopic cholecystectomy (gallbladder removal) surgery.

•	In Japan, we have received regulatory approval and reimbursement for 98 laparoscopic procedures.

•

The Senhance System received its registration certificate by the Russian medical device regulatory agency, Roszdravnadzor, in December 2020, allowing for its sale and utilization throughout the Russian Federation.

Our focus over the last few years has been on seeking regulatory approvals and clearances for the Senhance System and related product offerings and instruments and pursuing commercialization of our products. The following chart describes our success in achieving regulatory clearances and approvals to date.

Product/Indications	FDA Clearance	CE Mark	Other Approvals
Senhance System	October 2017	January 2012	Taiwan – April 2018 Japan – May 2019 Russian Federation – December 2020
Indications for Use of Senhance System
● Initial general surgery indications for laparoscopic colorectal and gynecologic surgery procedures	October 2017	N/A
● Extended to cholecystectomy and inguinal hernia repair	May 2018	N/A
● Extended to hiatal and paraesophageal hernia, and sleeve gastrectomy	March 2021	N/A
● General surgery indications

General laparoscopic surgical procedures and laparoscopic gynecologic surgery in a total of 31 indicated procedures, including benign and oncologic procedures, laparoscopic inguinal, hiatal and paraesophageal hernia, sleeve gastrectomy and laparoscopic cholecystectomy (gallbladder removal)

		For adult and pediatric laparoscopic abdominal and pelvic surgery, as well as limited thoracic surgeries excluding cardiac and vascular surgery	Japan – regulatory approval and reimbursement for 98 laparoscopic procedures – July 2019
● Pediatric indications	N/A	February 2020
Instruments and Other Products
● 3 mm diameter instruments	October 2018	April 2019
● Senhance ultrasonic system	January 2019	September 2018	Japan - October 2020
● 3 and 5 mm hooks	5mm July 2019 3mm November 2019	December 2019	Japan - December 2020
● Senhance articulating system	N/A	September 2018
● Intelligent Surgical Unit, or ISU	March 2020	January 2021	Japan - December 2020

In 2020, we obtained regulatory clearance for the Senhance ultrasonic system in both Taiwan and Japan. We also received clearance for the ISU in both the U.S. and Japan. Finally, in the EU, we expanded our claims for the Senhance System to include pediatric patients, allowing accessibility to more surgeons and patients, as well as expanding our potential market to include pediatric hospitals in Europe. We anticipate the robotic precision provided by the Senhance System, coupled with the already available 3 mm instruments will prove to be an effective tool in surgery with smaller patients. As of February 15, 2021, two hospitals have installed the Senhance System for pediatric use.

The 3 mm instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. The Senhance ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in the EU in November 2019 and we are evaluating our pathway forward to launch such a system in the United States with a planned submission for U.S. clearance in the first half of 2021.

We received FDA clearance in January 2020 for the ISU. We believe it is the only FDA-cleared device for machine vision technology in abdominal robotic surgery. On September 23, 2020, we announced the first surgical procedures successfully completed using the ISU. In January 2021, we received CE Mark for the ISU.

We have also focused on expanding the indications for use of the Senhance System. As of March 2021, the Senhance System is cleared for use in general laparoscopic surgical procedures and laparoscopic gynecologic surgery in a total of 31 indicated procedures, including benign and oncologic procedures, laparoscopic inguinal, hiatal and paraesophageal hernia, sleeve gastrectomy and laparoscopic cholecystectomy (gallbladder removal). We continue to make additional submissions for clearance or approval for enhancements to the Senhance System and related instruments and accessories, including additional filings and approvals sought in Japan.

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

2020 Market Development Activities

In 2020 we refocused our resources and efforts on market development activities to increase awareness of:

•	the benefits of the use of the Senhance System in laparoscopic surgery;

•	the digitization of high volume procedures using the Senhance System;

•	the indications for use, including pediatric indications of use in CE Mark territories; and

•	the overall cost efficiency of the Senhance System.

We are focusing on markets with high utilization of laparoscopic techniques, including Japan, Western Europe and the United States. Our focus is on (1) increasing the number of placements of the Senhance System, not necessarily through sales, but through leasing arrangements, (2) increasing the number of procedures conducted using the Senhance System quarter over quarter, and (3) solidifying key opinion leader support and publications related to the use of the Senhance System in laparoscopic procedures. We are not currently focusing on revenue targets, especially in the United States.

2020 Senhance Surgical System Placements

Throughout 2020, we installed ten Senhance Systems, three in the U.S., four in Europe, and three in Asia, and initiated nine clinical programs.

In December 2020, we announced that Southern Surgical Hospital, a hospital based in Louisiana, has signed an agreement to initiate a Senhance Digital Laparoscopic program. This will represent the third Senhance Surgical program initiated in the state of Louisiana since 2018 (May 2018 - LSU Health’s University Medical Center New Orleans, January 2020 - Ochsner Baptist Medical Center). LSU Health, in addition to utilizing a Senhance System in their Digital Laparoscopy program, is home to one of the Senhance System training centers in the southeast United States.

Training Sites

In September 2020, we established the first training center for the Senhance System in the Asia-Pacific region in Japan at the Saitama Medical University International Medical Center in the Greater Tokyo Area. The Asia-Pacific region has been a major contributor of new system placements and surgical cases utilizing the Senhance Surgical System and the Asia-Pacific laparoscopy device market is expected to grow from $1.26 billion in 2019 to $1.87 billion by 2024, according to Market Data Forecast, Inc. The training center is expected to drive increased utilization of our eight system installations in the Asia-Pacific region and encourage further adoption of our technology in additional hospitals.

In February 2021, we announced an agreement with the Amsterdam Skills Centre (ASC) establishing the second European surgical training site for Senhance System Digital Laparoscopy. This site will serve surgeons and staff throughout Europe with basic and advanced training on the Senhance System. The ASC will also provide Asensus with a world-class facility to engage European surgeons in technology and clinical development studies.

We now have six global training sites, including three in the United States at the AdventHealth Nicholson Center in Celebration, Florida, at LSU Health’s University Medical Center New Orleans, and at Pittsburgh CREATES – University of Pittsburgh.

Procedure Volumes

In 2020, surgeons performed over 1,450 procedures utilizing the Senhance System, representing a 10% decrease over the previous year, which was less than our goal as a result of the impact of the COVID-19 pandemic on elective surgeries and hospital operations. These procedures included general surgery, gynecology, urology, colorectal and bariatric surgical cases.

Foundational Sites

As of December 31, 2020, we had 11 foundational sites, up from seven at the start of 2020. Foundational sites are hospitals that are performing clinical procedures with the Senhance System at an annualized rate of greater than 100 procedures per year.

Clinical Validation

During 2020, there were 15 peer-reviewed clinical papers published providing further support of the clinical utility of the Senhance Surgical System across gynecology, general surgery, urology and colorectal procedures demonstrating the utility breadth and the complexity of procedures being performed.

Impact of COVID-19

The COVID-19 pandemic had a significant impact on us in 2020 and continues to have a significant impact on our operations, primarily due to the temporary cessation of elective surgical procedures in many markets, and the challenges and restrictions caused by stay-at-home orders, social distancing requirements and travel restrictions. Our business and customers were negatively impacted by the COVID-19 pandemic, which suspended many elective surgical procedures globally, curtailed travel and necessarily diverted the attention of hospital customers. A variety of travel restrictions have caused delays in product installation and training activities. Since the second quarter of 2020, we have seen elective surgical procedures recommence in the United States, Europe and Japan, but not, to date, to the levels seen before the COVID-19 pandemic. This has significantly impacted our ability to implement our market development activities to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place. Given the dynamic nature of this health emergency, the full impact of the COVID-19 pandemic on ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Recent Financing Transactions

During 2020 and in 2021 to date, the Company engaged in a number of equity financing transactions to fund its operations and extend its cash reach to provide capital to progress its strategy. These financings included:

•

March 2020 Offering of Units. On March 10, 2020, the Company closed a firm commitment underwritten public offering, or the March 2020 Public Offering, pursuant to which it sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Units. Each Class A Unit consisted of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance, or collectively, the Series C Warrants, and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance, or collectively, the Series D Warrants. Each Class B Unit consisted of one share of Series A Convertible Preferred Stock, par value $0.01 per share, or the Series A Preferred Stock, convertible into one share of common stock, a Series C Warrant to purchase one share of Common Stock and a Series D Warrant to purchase one share of Common Stock. The Class A Units and Class B Units have no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants were immediately separable. In addition, the underwriter for the March 2020 Public Offering exercised its overallotment option to purchase 3,308,823 Series C Warrants and 3,308,823 Series D Warrants for an aggregate purchase price of $60 thousand. All shares of Series A Preferred Stock were converted into 7.9 million shares of common stock prior to June 30, 2020. The net proceeds to the Company were $13.4 million.

•

July 2020 Offering of Common Stock. On July 6, 2020, the Company completed an underwritten public offering, or the July 2020 Public Offering, and sold an aggregate of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per of $0.35 per share, generating net proceeds of approximately $13.6 million after deducting underwriter discounts, commissions and expenses.

•

2020 ATM Offering. In November 2020, the Company commenced an at-the-market offering of up to $40 million of shares of the Company’s common stock, or the 2020 ATM Offering. The 2020 ATM Offering was conducted under the Controlled Equity Offering Sales Agreement, dated August 12, 2019, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. The Company sold an aggregate of 35,440,830 shares of its common stock at the public offering price of $1.05 per share, generating approximately $37.4 million in gross proceeds and approximately $36.2 million in net proceeds under the 2020 ATM Offering beginning in the fourth quarter of 2020 through January 2021. On January 26, 2021, the Company terminated the 2020 ATM Offering.

•

Warrant Exercises. The units the Company offered and sold in the March 2020 Offering included 25,367,646 Series C Warrants, each to purchase one share of common stock at an exercise price of $0.68 per share and a one-year term, and 25,367,646 Series D Warrants, each to purchase one share of common stock at an exercise price of $0.68 per share and a five-year term. As of the date of this Annual Report, all Series C Warrants have been exercised or expired with aggregate proceeds to the Company of $17.2 million and 24,094,899 Series D Warrants have been exercised with aggregate proceeds to the Company of $16.4 million. The Series C Warrants expired on March 10, 2021.

•

Registered Direct Offering. On January 12, 2021, the Company entered into a securities purchase agreement, or the 2021 Purchase Agreement, with the purchasers named therein, pursuant to which we sold, in a registered direct offering 25,000,000 shares of common stock at a purchase price per share of $1.25 for aggregate gross proceeds of $31.25 million, and net proceeds of $28.8 million, or the 2021 Registered Direct Offering.

•

2021 Public Offering. On January 26, 2021, the Company entered into an underwriting agreement, or 2021 Underwriting Agreement, relating to the issuance and sale of 23,083,333 shares of the Company’s common stock at a public offering price of $3.00 per share, or the January 2021 Offering. On February 1, 2021, the underwriter exercised in full its option to purchase 3,462,499 additional shares of common stock at the same offering price to the public, less underwriting discounts and commissions. The Company raised approximately $79.6 million in gross proceeds and approximately $73.5 million in net proceeds through the January 2021 Offering.

Following such financing transactions, the Company has cash and cash equivalents, including restricted cash, of $169.5 million as of February 1, 2021, and believes it has sufficient capital to fund operations for more than 12 months.

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

We digitize the surgical interface between the surgeon and the patient by providing a computer controller interface for the surgeon to manipulate surgical instruments and move the visualization system.  We believe image analytics technology will help accelerate and drive meaningful adoption of the Senhance System and allow us to expand the Senhance System capabilities to add augmented intelligence and reality vision capabilities.

The historical advances in surgery have largely focused on bringing tools and techniques into the operating room to reduce the invasiveness of procedures. When we introduced Digital Laparoscopy, our intention was to help surgeons minimize surgical variability in a cost-effective manner. The next step in the progress is looking for ways to deliver superior outcomes which we believe can be enabled by what we refer to as Performance-Guided Surgery.

Factors plaguing the healthcare industry that amplifies the urgency for Performance-Guided Surgery:

•	Value-based care is shifting a greater responsibility for poor quality and inefficiency to hospitals and physicians;

•	COVID-19 exposed the shocking financial frailty of the hospital system as well as capacity and resource constraints, which must be bolstered and requires an acceleration of innovation; and

•

Patients are presenting with more complex conditions and treating them becomes more complicated. The absolute number of patients seeking care is increasing, and many more patients have multiple chronic conditions than they did a generation, or even a decade ago.

These factors make it the ideal time to integrate advanced technology in the operating room.

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

The Senhance System is a multi-port robotic surgery system that allows up to four arms to control robotic instruments and a camera. The system builds on the success of laparoscopy by enhancing the traditional features that surgeons have come to expect from existing products and by addressing some of the limitations associated with robotic surgery systems for laparoscopic procedures. The Senhance System also offers responsible economics to hospitals through its robotic technology coupled with reusable standard instruments that yield minimal additional costs per surgery when compared to laparoscopy. The Senhance System has a CE Mark in Europe for laparoscopic abdominal and pelvic surgery, as well as limited thoracic operations excluding cardiac and vascular surgery. In April 2017, the Company submitted a 510(k) submission to the FDA for the Senhance System. On October 13, 2017, the Company received 510(k) clearance for the Senhance System for use in laparoscopic colorectal and gynecologic surgery.  In May 2018, the indications for use expanded when we received 510(k) clearance from the FDA for use of the Senhance System in laparoscopic inguinal hernia and laparoscopic cholecystectomy surgery for a total of 28 indicated procedures.  During 2018 and early 2019, we successfully obtained FDA clearance and CE Mark for a number of instruments used with the Senhance System, as described further below. In February 2020, we received CE Mark for the Senhance System and related instruments for pediatric use indications in CE Mark territories. In March 2021, we received 510(k) clearance from the FDA for indication expansion in general surgery allowing for sleeve gastrectomy, and hiatal and paraesophageal hernia repair.

The Senhance System is commercially available in the United States, Europe, Japan, Taiwan, Russia and select other countries.

Key features of the Senhance System are:

•

Fully Reusable, Autoclavable Instrumentation: the Senhance System offers standard instrumentation that is cleaned and sterilized using current autoclave technology that does not require additional, less standard sterilization methods, and that has no pre-set limitation on number of uses that require them to be disposed;

•

Enhanced Vision, Eye Tracking Camera Control: the Senhance System is compatible with three-dimensional high definition, or 3D HD, vision technology, which provides the surgeon with additional depth and spatial relation of organs; and a tremor free view of the surgical field and is centered in the surgeon’s field of vision. Eye-tracking camera control, allows hands free, surgeon-controlled visualization;

•

Intelligent Surgical Unit or ISU: enables machine vision capabilities providing the ability to recognize certain objects and locations in the surgical field. This new capability enhances visualization and camera control over currently available surgical technologies, and provides the foundation for additional augmented intelligence capabilities. Additionally, the ISU improves surgical team collaboration by seamlessly sharing the surgeon’s console view in real-time across the entire operating room. Future augmented intelligence features may include 3D point-to-point measurement and anatomical structure identification, further enhancing the digital laparoscopic experience with Senhance;

•

Haptic Feedback: the Senhance System’s haptic feedback feature heightening the surgeon’s sensing of pressure/tension throughout the surgical procedure; haptics provide the surgeon with the ability to feel the tissue response of the body during a procedure;

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

Instruments and Other Products

Instruments

We successfully obtained FDA clearance and CE Mark for a number of instruments, including, most recently, our 3 mm diameter instruments, and our 3 mm and 5 mm hooks. The 3 mm instruments enable the Senhance System to be used for microlaparoscopic surgeries, allowing for tiny incisions. We currently offer approximately 70 instruments and accessories in our portfolio.  We also have designed the Senhance System so that third-party manufactured instruments can be easily adapted for use.

Other Products

The Senhance ultrasonic system is an advanced energy device used to deliver controlled energy to ligate and divide tissue, while minimizing thermal injury to surrounding structures. The Senhance articulating system was launched in Europe in November 2019 and we are evaluating a pathway to bring the instruments to the United States with a planned submission for U.S. clearance in the first half of 2021.

In January 2020, we submitted a 510(k) submission to the FDA for our ISU that is designed to enable machine vision capabilities on the Senhance System. Such ISU was developed using the MST image analytics technology that we retained. On March 13, 2020, the Company announced that it had received FDA clearance for the Intelligent Surgical Unit. On September 23, 2020, we announced the first surgical procedures successfully completed using the ISU. In January 2021, we received CE Mark for the ISU.

Indications for Use

We continue to work on expanding the indications for use of the Senhance System and our instruments and other products. The most notable recent advances are:

•

We received CE Mark approval for an expanded indication to treat pediatric patients. During the fourth quarter of 2020, we announced the first pediatric surgical cases with Senhance Surgical System at Maastricht University Medical Center+ in the Netherlands.

•

In 2020, we submitted an application to the FDA for 510(k) clearance for expanded General Surgery indications for use for the Senhance System. In March 2021 we received such clearance for hiatal and paraesophageal hernia, and sleeve gastrectomy procedures.

Products in Development

Instruments

We continue to work on the development and regulatory clearance for articulating instruments for the Senhance System.  In December 2018, we submitted a 510(k) submission to the FDA related to wristed instruments for the Senhance System. That 510(k) submission was withdrawn in 2019 to provide us additional time to pursue development efforts and clinical trials. We intend to submit a new 510(k) submission in the first half of 2021.

Augmented Intelligence Assets

On October 31, 2018, we acquired the assets, intellectual property and highly experienced multidisciplinary personnel of Israel-based MST Medical Surgical Technologies, Inc., or MST. Through this acquisition we acquired machine vision and augmented intelligence assets, including MST’s AutoLap™ technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark. The AutoLap technology is a fully vetted technology used in over 1,500 surgeries in multiple specialties and accompanied by post-marketing publication and studies, a broad intellectual property portfolio and personnel with clinical, scientific and engineering experience. We are harnessing MST’s image analytics technology to accelerate and drive meaningful Senhance System developments and allow us to expand the Senhance System to add augmented, intelligent vision capability.

Business Strategy

Our current strategy is to focus our resources on the market development of the Senhance System and related instruments.

We believe that:

•

our Performance-Guided Surgery framework, which focuses on leveraging robotic technologies, augmented intelligence and machine learning capabilities will assist in reducing variability in surgery, drive more predictable outcomes, optimize resources and costs, and resonate with hospital systems that seek to employ innovative healthcare strategies;

•	the Senhance System is easier to use in MIS laparoscopic surgery, particularly for surgeons well versed in laparoscopic technique;

•	markets outside of the United States, particularly where laparoscopic surgery is more heavily utilized, such as Japan, may more readily adopt the use of the Senhance System;

•	because of the capital-intensive nature of the purchase of a robotic system, our strategy to lease the Senhance System to additional hospitals will increase our placements and use of our systems;

•

there are a number of hospitals and an increasing number of ambulatory surgery centers internationally and in the United States that can benefit from the addition of robotic-assisted MIS and, through the Senhance System, lower operational costs as contrasted with other robotic systems;

•	with the Senhance System, surgeons can benefit from the security of haptic feedback, enhanced 3D HD vision and open-platform architecture consistent with current laparoscopic surgery procedures;

•	patients continue to seek a minimally invasive option for many common general abdominal and gynecologic surgeries that are addressed by the Senhance System;

•	the addition of advanced energy and 3 mm instruments for the Senhance System help to increase adoption of our products in the laparoscopic surgery market;

•	leveraging haptic feedback, 3 mm instruments, independent arms and lower operating cost, the Senhance system is well suited for pediatric surgeries; and

•

the enablement of image analytics technology, augmented intelligence and reality vision capabilities, such as the Intelligent Surgical Unit, will help accelerate and drive meaningful adoption of the Senhance System into the future and help clearly differentiate our offering in surgical robotics.

During the first half of 2021, we expect to achieve the following regulatory milestones:

•	file for FDA 510(k) clearance for articulating instruments; and

•	file for FDA 510(k) clearance for the next generation ISU features.

During the first half of 2021, we expect to publish clinical papers in peer reviewed journals on the following subjects:

•	health economic studies comparing Senhance Digital Laparoscopy, laparoscopy, and robotic surgery;

•	clinical performance when utilizing the Senhance System; and

•	operating room efficiency and surgeon ergonomics when utilizing the Senhance System.

Sales and Marketing

At the end of 2019 we reduced our sales and marketing team as we shifted our focus to market development and promoting utilization of our current Senhance Systems. We utilize distributors in a number of jurisdictions where we do not sell directly.  Our distribution agreements typically provide exclusivity in a specific territory or jurisdiction.

As of February 28, 2021, we have six training centers, including in Milan, Italy, at the Amsterdam Skills Centre in the Netherlands, at the AdventHealth Nicholson Center in Celebration, Florida, at LSU Health’s University Medical Center New Orleans, at Pittsburgh CREATES – University of Pittsburgh, and at the Saitama Medical University International Medical Center in the Greater Tokyo Area, Japan. As of December 31, 2020, we have three research and development centers, including in Research Triangle Park, North Carolina, in Milan, Italy and in Yokne'am Illit, Israel.

We are dependent on growing the number of hospital customers and increasing the number of customers with installed Senhance Systems was a focus in 2020. Throughout 2020, we installed ten Senhance Systems, three in the U.S., four in Europe, and three in Asia, and initiated nine clinical programs. We also focused on growing the number of foundational sites, adding four in 2020. Foundational sites are hospitals that are performing clinical procedures with the Senhance System at an annualized rate of greater than 100 procedures per year.

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

As of December 31, 2020, the Company’s patent portfolio includes approximately 51 United States patents, over 100 patents issued outside the United States, and more than 150 patent applications filed in the United States and internationally.  We own all right, title and interest in all but the 38 of our patents and patent applications that are exclusively licensed to us and the 25 patents and patent applications that are non-exclusively licensed to us.

Several of our issued patents resulted from filings related to the Senhance System.  These include 7 United States patents, and approximately 40 patents outside the United States. The earliest to expire U.S. and non-U.S. patents within this part of our portfolio will remain in force until 2027.  The patent applications include over 120 that relate to the Senhance System or other features, instruments, or components for robotic-assisted surgery. Our patents and applications that we acquired from MST relate to image analytics and robotic surgery, among other things. We intend to continue to seek further patent and other intellectual property protection in the United States and internationally, where available and when appropriate, as we continue our product development efforts.

Some of our issued patents and pending applications for the Senhance System, as well as associated technology and know-how, are exclusively licensed to Asensus Surgical Italia from the European Union. The license agreement with the European Union has a term which runs until the final licensed patent expires unless the agreement is terminated earlier by mutual consent of the parties or for breach. The Company is currently in compliance with the terms of this license agreement.

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

There are many competitive offerings in the field of minimally invasive surgery. Several companies have launched devices that enable reduced incision or single incision laparoscopic surgery with or without robotic assistance.  Our surgical competitors include, but are not limited to: Johnson & Johnson/Verb Surgical Inc., Medtronic plc, Intuitive Surgical Inc., Memic Innovative Surgery Ltd., and CMR Surgical Ltd. We are aware that more entrants anticipate introducing additional robotic-based instruments in the next few years.

In addition to surgical device manufacturer competitors, there are many products and therapies designed to reduce the need for or attractiveness of surgical intervention. These products and therapies may impact the overall volume of surgical procedures and negatively impact our business.

Our ability to compete may be affected by the failure to fully educate physicians in the use of our products and products in development, or by the level of physician expertise. This may have the effect of making our products less attractive. We believe the Senhance System can be distinguished from other currently available robotic systems on the basis of (1) overall attractiveness to laparoscopic surgeons due to its ability to provide robotic benefits while leveraging their laparoscopic training and experience, (2) the additions we have made, including the ISU, (3) lower per procedure costs and (4) increasing indications for use, including pediatric indications. We further expect the Senhance System to differentiate in its ability to provide the surgeon with valuable tactile feedback and clinical intelligence to help guide better outcomes. Several medical device companies are actively engaged in research and development of robotic systems or other medical devices and tools used in minimally invasive surgery procedures. We cannot predict the basis upon which we will compete with new products marketed by others.

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

In Europe, we comply with the requirements of the 93/42/EEC Medical Devices Directive, or MDD, and appropriately affix the CE Mark on our products to attest to such compliance. Asensus Surgical Italia S.r.l. is the legal manufacturer in the European Union. Our products marketed in the EU meet the “Essential Requirements” of the MDD relating to safety and performance. We have undergone verification of our regulatory compliance, or conformity assessment, by a Notified Body duly authorized by an EU country and must continue to do so as new products and changes to the products arise. The level of scrutiny of such assessment depends on the regulatory class of the product. We are subject to continued surveillance by our Notified Body and are required to report any serious adverse incidents to the appropriate authorities. We also must comply with additional requirements of individual countries in which our products are marketed. In the European Union, we are required to maintain certain quality system certifications in order to sell products. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing, labeling and control activities.  As legal manufacturers, we and our suppliers are subject to announced and unannounced inspections by the European Notified Bodies and Competent Authorities.

In May 2020, the Medical Device Directive was replaced by the updated European Medical Device Regulation, or 2017/745 (MDR), after a three-year transition period.  The COVID-19 pandemic prompted a one-year extension of the implementation of the transition timeline. However, any of our products that were certified to comply with the MDD have been or will have to be re-evaluated by a designated Notified Body according to the new regulations after their certificates expire or in case of a substantial change.  The new regulations place new requirements regarding labeling, post-market surveillance, and technical documentation on all medical device manufacturers.  In addition, Notified Bodies underwent the transition as well, leading to reduced capacity to take on new clients or review new medical devices for CE mark approvals or existing medical devices for substantial changes.  Transition to the new regulations will take time and resources from our internal personnel and external consultants to gain compliance, which may reduce the resources available for market expansion and new product introductions.

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

In 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, and the reconciliation law known as Health Care and Education Reconciliation Act, or the Reconciliation Act, and, with the Affordable Care Act, the 2010 Health Care Reform Legislation, were enacted into law. With the recent change in federal administration, the Company cannot predict with certainty the long-term impact of federal health care legislation on its business.

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

In addition, we are utilizing distributors and sales agents in various territories throughout Europe, the Middle East, Africa, and the Commonwealth of Independent States, and need to ensure that our activities, and the activities of our distributors and sales agents, are compliant with local law and U.S. laws governing the sales of medical devices.  We have also established subsidiaries and contracted with third parties in Asia, including Japan and Taiwan, to seek regulatory approvals to offer our products in Asia.  The laws governing the registration, approval, clearance and sales of medical devices, such as the Senhance System, in multiple jurisdictions are complex, and the failure to comply with such laws in any given jurisdiction could subject us to financial penalties or suspension or termination of our ability to sell our products in the applicable jurisdiction.

Human Capital

Company Culture

Our employees are passionate about the work they do and thrive in a collaborative environment that fosters creative solutions to complex problems. The Company fosters a significant amount of collaboration and synergy among employees. Team members at any level are encouraged to provide suggestions and input to enable the Company’s success.

Employee Demographics

As of December 31, 2020, we had 138 employees, including 128 full-time employees, of whom 47 were in the R&D department, 12 were in in Quality and Regulatory Affairs, 28 were in marketing and sales, 23 were in in Corporate Administration, and 18 were in Customer Care. As of December 31, 2020, approximately 33% of the Company’s workforce were female and minorities represented approximately 19% of the Company’s workforce. As of December 31, 2020, approximately 58% of the Company’s employees were located in the United States and 42% were outside of the United States. In 2020, we hired 24 full-time employees.

Diversity, Equity & Inclusion, or DEI

We believe in contributing to a society that welcomes diverse voices and values differences in lived experiences, culture, religion, age, gender identity, sexual orientation, race, ethnicity, and neurodiversity. We are committed to ensuring this same environment for our employees – a culture where individuals feel safe, heard, and respected. We celebrate the uniqueness of our global workforce, especially in a company of our size, and appreciate that only through inclusion, ongoing learning, and partnership can we succeed.

In 2020, we created an internal webpage dedicated to diversity, equity and inclusion (or DEI) resources for our employees, kicked off a DEI committee and partnered with a DEI alliance to further evolve our DEI efforts.

COVID-19 Pandemic

Throughout the COVID-19 pandemic, employee safety is of top priority. Most of our employees globally have been working from home since the beginning of the pandemic, except for those with a business need to engage in work onsite. Ongoing safety measures were put into place at each of our locations including implementing pre-screening and social distancing requirements in addition to providing PPE. We also created a Global Prevention Team to monitor the impact of the pandemic on our global workforce and to carry out our ongoing planning and response efforts. We increased our employee communications to ensure frequent connections while working remotely across the company including regular all-hands meetings and employee newsletters.

Health & Wellness

Throughout 2020, health and wellness was a key focus of the Company, especially in light of the pandemic. Many of our employee communications focused on the physical and mental health of our employees. We remain committed to providing our workforce with flexible remote working schedules to suit their personal needs through this challenging time. We also continue to benchmark all of our health insurance offerings to ensure plan competitiveness.

People Strategy

Our People Strategy is to create and maintain a culture of high performance and accountability through the attraction, retention and development of expert talent. We compete for top talent with effective recruitment strategies, well defined roles and attractive total compensation packages. We keep talent engaged through appreciation, communication and creation of a great work environment. We support employee growth professionally and personally through formal and informal opportunities and leadership support.

Compensation

In addition to competitive base salaries, we offer incentive-based compensation programs tied to the performance of key objectives. We also provide compensation in the form of restricted stock unit grants and/or stock options.

Corporate Information

On February 23, 2021, we changed our corporate name to Asensus Surgical, Inc. Effective March 10, 2021, our principal executive offices are located at 1 TW Alexander Drive, Suite 160, Durham, NC 27703. The Company was originally incorporated on August 19, 1988 as a Delaware corporation.

The active subsidiaries of the Company are Asensus Surgical US, Inc., SafeStitch LLC, Asensus International, Inc.; Asensus Surgical Italia S.r.l.; Asensus Surgical Europe S.à.R.L; TransEnterix Taiwan Ltd; TransEnterix Japan KK; Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

Available Information

The Company maintains a website at www.asensus.com. We are not incorporating our website by reference into this Annual Report. Our Code of Business Conduct and Ethics, as reviewed and updated on October 28, 2020, is available on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the U.S. Securities and Exchange Commission, or the SEC.

ITEM 1.A.         RISK FACTORS

Our risk factors are grouped into the following categories: (1) Risks Related to the Operation of our Business; (2) Risks Related to Our Status as a Public Company; (3) Risks Related to Protection of our Intellectual Property; (4) Risks Related to the Regulation of our Business; and (5) General Risk Factors.

Risks Related to the Operation of our Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

We have a limited operating history. We are not profitable and have incurred losses since our inception. Our accumulated deficit was $722.9 million and our working capital was $23.7 million as of December 31, 2020. We believe that cash on hand, including proceeds from our capital raising transactions in 2020 and 2021 and the Series C Warrant and Series D Warrant exercises are sufficient to fund our operations more than 12 months, but cannot assure you that our cash needs will not change over time.

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

We have facilities located in the United States, Israel, Japan, and Italy. All of our facilities are in locations that are subject to, or have been subject to, stay-at-home or shelter-in-place orders. Our Senhance Systems are manufactured at a contract manufacturing facility in Milan. With the quarantines in Northern Italy, the assembly of new units was disrupted earlier in 2020. A variety of travel restrictions, caused delays in our product installation and training activities in the 2020 to date, particularly in April and May, and are expected to continue. Elective surgeries were halted in the United States and Europe and only limited procedures were being done in Japan at the height of stay-at-home requirements in these jurisdictions. Although such procedures have commenced in some locations, the limited procedures have significantly impacted our ability to place our Senhance Systems, provide training, and increase the use of the Senhance Systems in place. It is uncertain whether elective surgeries will be negatively impacted or halted again in the future by a resurgence of COVID-19 cases in any of these jurisdictions.

In addition, we are aware that the FDA clearance process has been impacted by the COVID-19 pandemic, resulting in delays in the clearance process. We anticipate such delays may continue.

The global spread of COVID-19 and the various attempts to contain it continue to create significant volatility, uncertainty and economic disruption. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results continues to depend on numerous factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the decline in elective surgery procedures during 2020 and into 2021; the effect on our customers and customer demand for Senhance Systems and the ability to provide training services; and disruptions or restrictions on our employees’ ability to work and travel. In addition, any preventative or protective actions that governments implement or that we take in respect of COVID-19, such as travel restrictions or stay-at-home orders, may interfere with the ability of our employees, vendors and contract manufacturers to perform their respective responsibilities and obligations relative to the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

We believe the COVID-19 pandemic will continue to negatively impact our operations and our ability to implement our market development efforts, which will have a negative effect on our financial condition.

Our new strategic focus, on delivering tools and assistance to provide Performance-Guided Surgery opportunities, may not result in the growth of our business in the timeline we envision or at all.

On February 23, 2021, we announced a new strategic focus on providing clinical intelligence to surgeons to provide Performance-Guided Surgery opportunities. We believe that the Senhance System, which digitizes the interface between the surgeon and the patient in laparoscopic surgery can also be used, with our augmented intelligence offerings, to provide real-time clinical data throughout the entire surgical experience, to assist in removing elements and factors that contribute to surgical variability and reduce complications. Our efforts to communicate and implement this strategy with hospitals, surgery centers and surgeons may take longer than we anticipate, may not be as successful as we contemplate and may not result in a meaningful increase in our business or financial condition.

We are currently highly dependent on a single product, the Senhance System.  We cannot give any assurance that the Senhance System can be successfully commercialized.

We are currently highly dependent on the Senhance System, which is FDA cleared for sale in the United States, CE marked for sale in the European Union and other countries, registered for sale in the Russian Federation, and approved for sale and reimbursement in Japan. We began our selling efforts for the Senhance System in the fourth quarter of 2015 in Europe, in the fourth quarter of 2017 in the United States and in the second quarter of 2018 in Asia.  We have had limited commercial success to date, particularly in 2019 and 2020. We have determined to focus our energies on market development and increased usage of the Senhance Systems that have been purchased and placed, as well as on our Performance-Guided Surgery strategy. We cannot assure you that we will be able to successfully improve the commercialization of the Senhance System, for a number of reasons, including, without limitation, failure in our market development and sales efforts, the long sales cycle associated with the purchase of capital equipment, and the potential introduction by our competitors of more clinically effective or cost-effective alternatives.  Failure to successfully commercialize the Senhance System would have a material and adverse effect on our business.

The sales cycle for the Senhance System has been lengthy and unpredictable, leading us to refocus our energies on entering into placement and leasing arrangements with hospitals, which has had an impact on our revenue.

Purchase of a surgical robotic system such as the Senhance System represents a capital purchase by hospitals and other potential customers, which is a time-intensive process involving adoption by surgeons and approval of the capital purchase by administration. We are also expanding the potential market for robotic surgical systems with our focus on laparoscopic surgery.  Such expansion requires a different sales and marketing approach than a focus on open procedures.  We have found that sales are extremely difficult and take substantial effort. In late 2019, we began leasing Senhance Systems to hospitals with lease terms ranging from twelve to twenty-four months or more. In 2020 we placed ten Senhance Systems under this program.  We cannot assure you that these lease arrangements will lead to longer term placements or result in sales of our Senhance System.

We currently have limited marketing, sales and distribution capabilities. We are focusing on market development efforts and have curtailed our sales force in the United States, and are focusing on select countries in Europe, the Russian Federation and in Japan. Sales efforts elsewhere are conducted through the use of independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry.  There can be no assurance that we will be successful in building our sales capabilities after this period of market development. To the extent that we enter into additional distribution, co-promotion or other arrangements, our product revenue is likely to be lower than if we directly market or sell our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

There have been social media and other publications regarding us and the Senhance System published from time to time since we started selling the Senhance System. Negative media and social media coverage, whether true or not, concerning our products or us could reduce market acceptance of the Senhance System and increase volatility in our stock price.

In order to compete successfully within the surgical robotics industry, we need to continue to evolve the Senhance System, including the innovations associated with assets we acquired.  Failure to develop, seek regulatory approval for and commercialize such developments could have a material adverse effect on our business and financial position.

In order to compete successfully within the highly competitive surgical robotics industry, we need to continue to advance and innovate the Senhance System, including the innovations associated with the assets we acquired from Medical Surgery Technologies, Ltd. in 2018.  Our focus currently is on harnessing the image technology acquired in the MST acquisition to advance the intelligence of the Senhance System through the ISU to provide meaningful real-time data to surgeons.  We have developed and received CE Mark for articulating instruments in Europe. We are developing articulating instruments and will seek FDA 510(k) clearance in the US. These assets are also vital to our Performance-Guided Surgery strategy If we fail to continue to develop such innovations, or fail to obtain regulatory approval or clearance for or successfully commercialize such innovations, such failure could have a material adverse effect on our business and financial position.

The surgical robotics industry is increasingly competitive, which can negatively impact our commercial opportunities.

The medical device industry is highly competitive, and we face significant competition from many companies that are researching and marketing products designed to address minimally invasive and robotic-assisted surgery, including new entrants in the competitive market. We are currently commercializing the Senhance System in the United States with FDA 510(k) clearance, in Europe which accepts a CE Mark, the Middle East, the Commonwealth of Independent States, and selected countries in Asia. We face significant competition in such markets. Many of our competitors, including Intuitive Surgical, have significantly greater financial, manufacturing, marketing and product development resources than we do. Some of the medical device companies we compete with or expect to compete with include Johnson & Johnson/Verb Surgical Inc., Medtronic plc, Intuitive Surgical Inc., Memic Innovative Surgery Ltd., and CMR Surgical Ltd. and a number of minimally invasive surgical device and robotic surgical device manufacturers and providers of products and therapies that are designed to reduce the need for or attractiveness of surgical intervention. In addition, many other universities and private and public research institutions are or may become active in research involving surgical devices for minimally invasive and robotic-assisted surgery.

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

The international nature of our business, particularly in Europe, Israel, Asia and the Russian Federation, may expose us to risks inherent in conducting foreign operations. These risks include:

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

We may require substantial additional funding to advance our current plans.

We are focused on our market development efforts and commercialization of the Senhance System and other products, as well as research and development activities for advancements for the Senhance System and our other products. We intend to advance multiple additional products through clinical and pre-clinical development in the future. We may need to raise additional capital in the future in order to fund these priorities and achieve our business objectives. We cannot assure you that we will be successful in obtaining additional financing in the future on terms acceptable to the Company or at all.

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

The Senhance System is manufactured for us under contract by a third-party manufacturer. We or our manufacturer acquire raw materials and components of the Senhance System from vendors, some of which are sole suppliers. Although we believe that we have the manufacturing capacity and inventory reserves to meet our anticipated Senhance System sales for the foreseeable future, we are currently taking steps to develop redundant manufacturing and supply alternatives. We cannot assure you that we will be successful in developing these redundant supply and manufacturing capabilities. If we are not successful, our business operations could suffer.

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

Risks Related to Our Status as a Public Company

Our stock price has been volatile and may experience additional volatility and fluctuation in the future.

The market price of our common stock has been, and may continue to be, volatile, and the market price of our common stock could decrease and could cause you to lose some or all of your investment in our common stock.  During the two-year period ended December 31, 2020, the market price of our common stock fluctuated from a high of $43.29 per share to a low of $0.28 per share, after giving effect to the one-for-thirteen reverse stock split we effected on December 11, 2019. Our stock price was below $1.00 per share from early March 2020 through January 2021. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as

•	the announcement of favorable or unfavorable news regarding us, including our product development efforts and regulatory clearance activities;

•	the achievement of lease placements or commercial sales of our products;

•	the announcement of new products or product enhancements or collaborations by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in surgical robotics;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

Our stockholders have experienced dilution of their percentage ownership of our stock and may experience additional dilution in the future.

We have raised significant capital through the issuance of our common stock and warrants and anticipate that we may need to raise substantial additional capital in order to continue our operations and achieve our business objectives. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in previous offerings. The future issuance of the Company’s equity securities will further dilute the ownership of our outstanding common stock.  The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.

We do not currently intend to pay dividends on our common stock, and any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

At the present time, we intend to use available funds to finance our operations. Accordingly, while payments of dividends is within the discretion of our board of directors, no cash dividends on our common stock have been declared or paid by us, and we have no intention of paying any such dividends in the foreseeable future. Any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

Risks Related to Protection of our Intellectual Property

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

Some of the patents and patent applications in our patent portfolio related to the Senhance System are licensed to Asensus Surgical Italia S.r.l. under a license agreement with the European Union. Presently, we rely on such licensed technology for our Senhance System products and may license additional technology from the European Union or other third parties in the future. The EU license agreement gives us rights for the commercial exploitation of the licensed patents, patent applications and know-how, subject to certain provisions of the license agreement. Failure to comply with these provisions could result in the loss of our rights under the EU license agreement. Our inability to rely on these patents and patent applications which are the basis of certain aspects of our Senhance System technology would have an adverse effect on our business.

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

Risks Related to Regulation of our Business

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

In Europe, the advertising and promotion of our products is subject to the MDD, as well as other European Economic Area, or EEA, Member State legislation governing the advertising and promotion of medical devices. The MDR, which will replace the MDD in May 2021 after a four-year transition period, imposes significant additional premarket and post-market certification requirements on medical devices marketed in the EU. EEA Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national codes of conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare providers harming our business, operating results and financial condition.  If we are unable to obtain timely, updated post-market certifications for our products under the MDR, or experience difficulty scheduling with a Notified Body, our business prospects in the EU could be materially adversely affected, which could have a material adverse effect on our financial results.

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

General Risk Factors

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

ITEM 1.B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

Effective March 10, 2021, our principal corporate office is located at 1 TW Alexander Drive, Suite 160, Durham, North Carolina. We lease this facility, which consists of 27,807 square feet, for a ten year and five month term ending in August 2031.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 2, 2014, our common stock has been listed on the NYSE American. Our trading symbol is “ASXC,” which changed from “TRXC” on March 5, 2021.

As of March 9, 2021, there were approximately 151 record holders of our common stock (counting all shares held in single nominee registration as one stockholder).

Sales of Equity Securities and Use of Proceeds.

The Company did not re-purchase any of its common stock during the quarter ended December 31, 2020.

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

Overview

Asensus Surgical is a medical device company that is digitizing the interface between the surgeon and the patient to pioneer a new era of Performance-Guided Surgery by unlocking the clinical intelligence to enable consistently superior outcomes and a new standard of surgery. This builds upon the foundation of Digital Laparoscopy with the Senhance® Surgical System powered by the Intelligent Surgical Unit to increase surgeon control and reduce surgical variability. With the addition of machine vision, augmented intelligence, and deep learning capabilities throughout the surgical experience, we intend to holistically address the current clinical, cognitive and economic shortcomings that drive surgical outcomes and value-based healthcare. The Company is focused on the market development for and commercialization of the Senhance Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 mm microlaparoscopic instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

The Senhance System is available for sale in Europe, the United States, Japan, Taiwan, Russia and select other countries.

•	The Senhance System has a CE Mark in Europe for adult and pediatric laparoscopic abdominal and pelvic surgery, as well as limited thoracic surgeries excluding cardiac and vascular surgery.

•

In the United States, the Company has received 510(k) clearance from the FDA for use of the Senhance System in general laparoscopic surgical procedures and laparoscopic gynecologic surgery in a total of 31 indicated procedures, including benign and oncologic procedures, laparoscopic inguinal, hiatal and paraesophageal hernia, sleeve gastrectomy and laparoscopic cholecystectomy (gallbladder removal) surgery.

•	In Japan, the Company has received regulatory approval and reimbursement for 98 laparoscopic procedures.

•

The Senhance System received its registration certificate by the Russian medical device regulatory agency, Roszdravnadzor, in December 2020, allowing for its sale and utilization throughout the Russian Federation.

On February 23, 2021, we changed our name from TransEnterix, Inc. to Asensus Surgical, Inc. as part of our strategy to utilize the Senhance System and ISU capabilities, along with our other augmented intelligence related offerings and instrumentation to unlock clinical intelligence to enable consistently superior outcomes and a new standard of surgery we are calling Performance-Guided Surgery. We believe our product offerings, and our digitization of the interface between the surgeon and the patient allows us to assist the surgeon in all aspects of laparoscopic surgery including:

•

Pre-operative - in what we call “intelligent preparation,” our machine learning models will take data from all of the procedures done utilizing our current Senhance System with the ISU, such as tracking surgical motion and team interaction, to create a large and constantly improving database of surgeries and their outcomes to enable surgeons to best inform their approach and surgical setup.

•

Intra-operative – we believe the Senhance System provides perceptive real-time guidance for intra-operative tasks, allowing any surgeon performing a procedure with the Senhance System to perform multiple tasks and benefit from the collective knowledge and rules-based performance of thousands of other successful Senhance-based procedures. Not only will this provide the surgeon with a pathway to better outcomes, we believe it will ultimately help reduce the cognitive load of the surgeons.

•

Future use post-operative – finally, by tapping into the vast amount of data captured during procedures, surgeons and operating room staff will be able to get actionable assessments of their performance giving them the information needed to improve performance over time. We intend on building a new standard of analytics to improve not only the skills of all surgeons but moving towards best-practice-sharing that bridges the global surgeon community.

We received FDA clearance in January 2020 for our Intelligent Surgical Unit, or ISU. We believe it is the only FDA-cleared device for machine vision technology in abdominal robotic surgery. On September 23, 2020, we announced the first surgical procedures successfully completed using the ISU. In January 2021, we received CE Mark for the ISU.

In February 2020, we received CE Mark for the Senhance System and related instruments for pediatric use indications in CE Mark territories.

In 2020, we obtained regulatory clearance for the Senhance ultrasonic system in both Taiwan and Japan. We also received clearance for the ISU in both the U.S. and Japan. Finally, in the EU, we expanded our claims for the Senhance System to include pediatric patients, allowing accessibility to more surgeons and patients, as well as expanding our potential market to include pediatric hospitals in Europe. We anticipate the robotic precision provided by the Senhance System, coupled with the already available 3 mm instruments will prove to be an effective tool in surgery with smaller patients. As of February 15, 2021, two hospitals have installed the Senhance System for pediatric use.

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

Since inception, we have been unprofitable. As of December 31, 2020, we had an accumulated deficit of $722.9 million.

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

Financing Transactions

January 2021 Public Offering

On February 1, 2021, the Company completed an underwritten public offering of 26,725,832 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price of $3.00 per share, generating net proceeds of approximately $73.5 million.

Registered Direct Purchase Agreement

On January 12, 2021, the Company sold in a registered direct offering 25,000,000 shares of common stock at a purchase price per share of $1.25 for aggregate gross proceeds of $31.25 million, and net proceeds of $28.8 million.

At-the-Market Offerings

On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, and commenced an at-the-market offering, or the 2019 ATM Offering pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $25.0 million shares of the Company’s common stock, through Cantor, as sales agent. Pursuant to the 2019 Sales Agreement, sales of the common stock were made under the Company’s previously filed and currently effective shelf registration statement on Form S-3. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. Under the 2019 ATM Offering, the Company raised gross proceeds of $7.2 million and net proceeds of $7.0 million during the year ended December 31, 2019, and an additional $11.6 million of gross proceeds and $11.2 million of net proceeds during the year ended December 31, 2020. The 2019 ATM Offering was completed in February 2020.

On October 9, 2020, the Company filed a prospectus supplement relating to an “at the market” offering with Cantor pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $40.0 million of shares of the Company’s common stock, through Cantor as sales agent, pursuant to the 2019 Sales Agreement, or the “2020 ATM Offering”. The 2020 ATM Offering was conducted under the Company’s effective shelf registration statement on Form S-3, which was declared effective by the SEC on February 10, 2020. The aggregate compensation paid to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock.

The following table summarizes the total sales under the 2019 ATM Offering and 2020 ATM Offering for the period indicated (in thousands except for share and per share amounts):

	2019 ATM Offering	2019 ATM Offering	2020 ATM Offering
	For the year ended	For the year ended	For the year ended
	December 31, 2019	December 31, 2020	December 31, 2020
Total shares of common stock sold	1,374,686	6,687,846	16,320,793
Average price per share	$5.23	$1.73	$0.58
Gross proceeds	$7,193	$11,558	$9,264
Commissions earned by Cantor	$212	$347	$278
Net Proceeds	$6,981	$11,211	$8,986

From January 1, 2021 through the termination date of January 26, 2021, the Company has raised, under the 2020 ATM Offering, additional gross proceeds of $28.1 million through the sale of 19,120,037 shares of common stock.

Public Offerings of Securities

On July 6, 2020, the Company completed an underwritten public offering, or the July 2020 Public Offering, and sold an aggregate of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per of $0.35 per share, generating net proceeds of approximately $13.6 million after deducting underwriter discounts, commissions and expenses.

On March 10, 2020, the Company closed a firm commitment underwritten public offering, or the March 2020 Public Offering, pursuant to which it sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Units. Each Class A Unit consisted of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance, or collectively, the Series C Warrants, and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance, or collectively, the Series D Warrants. Each Class B Unit consisted of one share of Series A Convertible Preferred Stock, par value $0.01 per share, or the Series A Preferred Stock, convertible into one share of common stock, a Series C Warrant to purchase one share of Common Stock and a Series D Warrant to purchase one share of Common Stock. The Class A Units and Class B Units had no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants were immediately separable. In addition, the underwriter for the March 2020 Public Offering exercised its overallotment option to purchase 3,308,823 Series C Warrants and 3,308,823 Series D Warrants for an aggregate purchase price of $60 thousand. All shares of Series A Preferred Stock were converted into 7.9 million shares of common stock prior to June 30, 2020. The net proceeds to the Company were $13.4 million.

On September 4, 2019, the Company entered into an underwriting agreement with an underwriter. Subject to the terms and conditions of the underwriting agreement, the Company sold, in a firm commitment underwritten offering, 2,153,846 shares of the Company’s common stock. The Company raised $18.8 million in gross proceeds under this offering.

Paycheck Protection Program

The CARES Act was passed in the United States and signed into law on March 7, 2020 and was amended on June 5, 2020 through the enactment of the Paycheck Protection Program Flexibility Act. On April 27, 2020, Asensus Surgical US, Inc., a wholly owned subsidiary of the Company, received funding under a promissory note dated April 18, 2020 (the “Promissory Note”), evidencing an unsecured non-recourse loan in the principal amount of $2,815,200 under the PPP provisions of the CARES Act. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The Promissory Note was made through City National Bank of Florida, a national banking association (the “Lender”). The Company elected to account for the PPP loan as debt and included the principal amount within notes payable on the consolidated balance sheet.

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

Any forgiveness of the Promissory Note will be subject to approval by the SBA and the Lender. The Company recognizes that its restructuring activities unrelated to COVID-19 led to a decrease in the number of employees and, the Company may not be able to comply with the available safe harbor and savings provisions of the CARES Act, therefore, not all of the Promissory Note may be eligible for forgiveness. The Company submitted its application for forgiveness of the Promissory Note in full to the Lender on February 10, 2021.

Lincoln Park Purchase Agreement

On February 10, 2020, we entered into a purchase agreement, or the LPC 2020 Purchase Agreement, with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the LPC 2020 Purchase Agreement, including a limitation on the number of shares of common stock we can put to LPC and the pricing parameters for the sales.   In consideration for entering into the LPC 2020 Purchase Agreement, we issued to Lincoln Park 343,171 shares of Common Stock as commitment shares. We also committed to issue up to an additional 171,585 shares of Common Stock to Lincoln Park on a pro rata basis based on the number of shares Common Stock purchased by Lincoln Park pursuant to the LPC 2020 Purchase Agreement. No other shares were issued to Lincoln Park under the purchase agreement, and it was terminated in June 2020.

Hercules Loan Agreement

On May 23, 2018, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with several banks and other financial institutions or entities from time-to-time party to the Loan Agreement (collectively, the “Lender”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). The Hercules Loan Agreement was modified on two separate occasions in 2019.

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

On August 7, 2019, the Company notified MST that the Company would satisfy the payment of additional consideration of $6.6 million due to MST under the MST Purchase Agreement by issuing shares of the Company's common stock, as permitted by the MST Purchase Agreement. The number of shares issued to MST as the additional consideration was 370,423 shares of common stock, or the Additional Consideration Shares. In accordance with the provisions of the MST Purchase Agreement, the number of Additional Consideration Shares was calculated based on the volume-weighted average of the closing prices of the Company's common stock as quoted on the NYSE American for the ninety day period ended August 6, 2019.

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

Senhance Acquisition and Related Transactions

Membership Interest Purchase Agreement and Amendment

On September 21, 2015, the Company announced that it had entered into a Membership Interest Purchase Agreement, dated September 18, 2015, or the Purchase Agreement, with Sofar S.p.A., or Sofar, as the seller, Vulcanos S.r.l., as the acquired company, and Asensus International, Inc., a wholly owned subsidiary of the Company as the Buyer. The closing of the transactions contemplated by the Purchase Agreement occurred on September 21, 2015. The Buyer acquired all of the membership interests of the acquired company from Sofar, and changed the name of the acquired company to Asensus Surgical Italia S.r.l. On the closing date, pursuant to the Purchase Agreement, the Company completed the strategic acquisition from Sofar of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System, or the Senhance Acquisition.

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

As of December 31, 2020, the Company has paid all Cash Consideration due under the second and fourth tranches. The third tranche, consisting of €15.0 million, has not yet been paid and is subject to certain sales revenue milestones.

The Purchase Agreement contains customary representations and warranties of the parties and the parties have customary indemnification obligations, which are subject to certain limitations described further in the Purchase Agreement.

Results of Operations

Revenue

In 2020, our revenue consisted of Senhance System leasing, instruments, accessories, and services for Senhance Systems sold in Europe, Asia and the U.S. in prior periods. In 2019, our revenue consisted of product and service revenue primarily resulting from the sale of a total of four Senhance Systems in Europe (one) and Asia (three), and related instruments, accessories and services for current and prior year system sales. The Company also recognized $1.3 million during the year ended December 31, 2019 related to a 2017 system sale for which revenue was deferred until the first clinical use of the system, which occurred in the second quarter of 2019.

Product, instrument, and accessory revenue for the year ended December 31, 2020 decreased to $1.6 million compared to $7.1 million for the year ended December 31, 2019. The $5.5 million decrease is due to the 2020 revenue being derived primarily from system leasing arrangements, versus 2019 revenue driven by the sale of four Senhance Systems, as well as instruments and accessories. Services revenue for the year ended December 31, 2020 increased to $1.6 million from $1.4 million for the year ended December 31, 2019 due to the increase in the number of Senhance Systems under service contracts.

We expect to experience variability in the number and trend, and average selling price or leasing price of our products given the early stage of commercialization of our products.

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

Product cost for the year ended December 31, 2020 decreased to $2.3 million as compared to $16.4 million for the year ended December 31, 2019. This $14.1 million decrease over the prior year period was primarily the result of decreased materials cost of $11.6 million, which includes an inventory write-down in the amount of $7.4 million under our restructuring plan during the year ended December 31, 2019. Also contributing to the decrease were lower personnel costs totaling $1.6 million, decreased facility costs totaling $0.3 million, decreased freight costs of $0.3 million, decreased travel costs of $0.2 million, and decreased supplies cost of $0.2 million.

Service cost for the year ended December 31, 2020 decreased to $2.9 million as compared to $4.3 million for the year ended December 31, 2019. This $1.4 million decrease over the prior year period was primarily related to $1 million in reduced supplies costs, $0.3 million in reduced travel expenses for field service engineers driven by the COVID-19 pandemic, and $0.1 million in reduced other costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Research and Development

Research and development, or R&D, expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to increase moderately as we continue to invest in additional regulatory approvals as well as new products, instruments, and accessories to be offered with the Senhance System. R&D expenses are expensed as incurred.

R&D expenses for the year ended December 31, 2020 decreased 26% to $16.6 million as compared to $22.5 million for the year ended December 31, 2019. The $5.9 million decrease primarily relates to decreased personnel costs of $3.7 million driven by a reduced headcount under our restructuring plan, decreased technology fees of $0.6 million, decreased supplies costs of $0.6 million, decreased travel costs of $0.5 million, decreased consulting costs of $0.4 million, decreased facility costs of $0.1 million, and decreased other costs of $0.2 million offset by $0.2 million in increased testing and validation costs. R&D expenses for the year ended December 31, 2019 also include an impairment of IPR&D in the amount of $7.9 million that is presented separately in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses. We expect sales and marketing expenses to remain level as we refocus our resources and efforts on market development activities pursuant to our restructuring plan.

Sales and marketing expenses for the year ended December 31, 2020 decreased 53% to $13.1 million compared to $28.0 million for the year ended December 31, 2019. The $14.9 million decrease was primarily related to decreased personnel related costs of $7.5 million, decreased travel of $3.7 million, decreased consulting costs of $2.1 million, decreased supplies expense of $0.9 million, decreased facilities costs of $0.3 million, decreased depreciation expense of $0.2 million, and decreased other costs of $0.1 million. These decreases were primarily the result of the restructuring plan implemented in the fourth quarter of 2019 together with reductions in travel and cancellation of tradeshows beginning in the first quarter of 2020 in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. In future periods, we expect general and administrative expenses to decrease due to the restructuring.

General and administrative expenses for the year ended December 31, 2020 decreased 24% to $14.2 million compared to $18.8 million for the year ended December 31, 2019. The $4.6 million decrease was primarily due to decreased personnel costs of $2.4 million, decreased bad debt expense of $1.6 million, decreased consulting and outside services costs of $0.3 million, decreased supplies expense of $0.2 million, decreased travel costs of $0.2 million, and decreased other costs of $0.4 million offset by increased facilities costs of $0.5 million. In 2019, the Company recorded the bad debt charge due to uncertainty regarding collectability on a 2018 system sale in North Africa.

Restructuring

During the fourth quarter of 2019, we announced the implementation of a restructuring plan to reduce operating expenses as we continue the global market development of the Senhance platform. Under the restructuring plan, we reduced headcount primarily in the sales and marketing functions and determined that the carrying value of our inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the consolidated statements of operations and comprehensive loss, during the fourth quarter of 2019. Payments under the restructuring plan concluded in 2020.

During March 2020, we continued our restructuring with additional headcount reductions which resulted in $0.9 million related to severance costs which were paid in 2020.

Gain from Sale of AutoLap Assets, Net

The gain from the sale of AutoLap assets, net to GBIL was $16.0 million for the year ended December 31, 2019, as further explained in the "Overview" section. The gain represented the difference between the purchase price of $17 million and a $1 million liability incurred as a result of entering into the sale.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2020 increased to $10.8 million compared to $10.3 million for the year ended December 31, 2019. The $0.5 million increase was primarily the result of a higher Euro to Dollar exchange rate.

Impairment of Goodwill and IPR&D Assets

The Company historically tested goodwill for impairment annually as of year-end, however, due to market conditions as well as reduced forecasts, we tested our goodwill and IPR&D carrying values as of September 30, 2019.

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

As of September 30, 2019, the Company determined that the goodwill associated with the business was impaired, and recorded impairment charges of $79.0 million. The impairment charge resulted from decreased sales and estimated cash flows and a significant decline in the Company's stock price. The Company does not have any goodwill on its consolidated balance sheet as of December 31, 2020 and 2019. The Company also recognized a $7.9 million impairment charge to its IPR&D as it concluded that under the market value approach, the fair value of the IPR&D was lower than the carrying value during the year ended December 31, 2019.  No such impairment was recognized for the year ended December 31, 2020.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $2.9 million increase for the year ended December 31, 2020 compared to a decrease of $9.6 million for the year ended December 31, 2019. The net $12.5 million increase was primarily due to changes in the Company's fair value measurement of a discounted cash flow model using significant unobservable inputs including the probability of achieving the potential milestone, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the milestone.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was an increase of $0.3 million for the year ended December 31, 2020 compared to a decrease of $2.2 million for the year ended December 31, 2019. The net $2.5 million increase in change in fair value of warrant liabilities for the year ended December 31, 2020 over the year ended December 31, 2019 includes re-measurement associated with the warrants exercised during the year ended December 31, 2020 and 2019, and the outstanding warrants at December 31, 2020. The decrease in value at December 31, 2019 was primarily the result of the decrease in the stock price at December 31, 2019 versus December 31, 2018.

Interest Income

There was no interest income for the year ended December 31, 2020, compared to $0.6 million  for the year ended December 31, 2019. The decrease of $0.6 million was due to less cash and short-term investments on hand during the year ended December 31, 2020 earning less interest.

Interest Expense

There was insignificant interest expense for the year ended December 31, 2020, compared to $4.6 million for the year ended December 31, 2019. The Company incurred a $1.0 million loss on extinguishment of debt, classified as interest expense, during the year ended December 31, 2019 which did not recur during the year ended December 31, 2020.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for Asensus Surgical Italia as a result of the acquisition of the Senhance System. We recognized $1.5 million and $3.1 million of income tax benefit for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established sufficient sales revenues to cover its operating costs and may require additional capital to proceed with its operating plan. The Company had an accumulated deficit of $722.9 million as of December 31, 2020 and working capital of $23.7 million as of December 31, 2020.

The Company has raised additional capital through equity offerings, including raising net proceeds of $73.5 million in the January 2021 public offering, $28.8 million in the January 2021 registered direct offering, $36.2 million in the 2020 ATM Offering, $13.5 million in the March 2020 public offering and an additional $13.6 million in net proceeds in the July 2020 public offering (see Note 17). Also Series B, C and D warrants have been exercised in 2020 and 2021 for aggregate proceeds to the Company of $33.7 million. Additionally, in April 2020 the Company secured a non-recourse loan in the principal amount of $2.8 million under the Paycheck Protection Program (the “PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as amended that may be forgiven under certain circumstances, although forgiveness is not assured. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

At December 31, 2020, the Company had cash and cash equivalents, excluding restricted cash, of approximately $16.4 million. Based on the Company’s expected cash requirements, the Company believes its cash on hand at December 31, 2020 combined with the net proceeds of the January 2021 public offering, the January 2021 registered direct offering, the 2020 ATM Offering, and the Series B, C and D Warrant exercises will be sufficient to fund our operations for at least the next 12 months.

During 2020, we had two effective shelf registration statements on file with the SEC.  The first shelf registration statement was declared effective by the SEC on May 19, 2017 and registered up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. The second shelf registration statement was declared effective by the SEC on February 10, 2020, and also registered up to $150.0 million of debt securities, common stock, preferred stock, or warrants, or any combination thereof for future financing transactions. We have raised under such registration statements approximately $294.5 million since 2017. The first effective shelf registration statement expired in May 2020, and the second was completed in February, 2021. As of the date of this Annual Report, the Company has no effective shelf registration statement.

For a discussion of our recent equity financings, see “Financing Transactions” above in this Management’s Discussion and Analysis and Results of Operations.

Consolidated Cash Flow Data

	Years Ended December 31,
	2020	2019
(in millions)
Net cash (used in) provided by
Operating activities	$(46.7)	$(73.5)
Investing activities	(0.0)	67.6
Financing activities	53.4	(5.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.4
Net increase in cash, cash equivalents and restricted cash	$7.0	$(11.1)

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities of $46.7 million consisted of a net loss of $59.3 million and cash used for working capital of $10.7 million, offset by non-cash items of $23.3 million. The non-cash items primarily consisted of $10.8 million of net amortization of intangible assets, $7.9 million of stock-based compensation expense, $2.9 million change in fair value of contingent consideration, $2.9 million of depreciation, $1.5 million deferred income tax benefit, and $0.3 million change in fair value of warrant liabilities. The decrease in cash from changes in working capital included $7.2 million increase in inventories, $2.6 million decrease in accrued expenses, $2.3 million decrease in other current and long term assets, $1.8 million decrease in accounts payable, $0.9 million decrease in other long term liabilities, $0.4 million increase in accounts receivable, and $0.1 million decrease in deferred revenue. For the year ended December 31, 2019, net cash used in operating activities of $73.5 million consisted of a net loss of $154.2 million and cash used for working capital of $12.8 million, offset by non-cash items of $93.5 million. The non-cash items primarily consisted of $86.9 million in goodwill and IPR&D impairment, $11.5 million of stock-based compensation expense, $11.5 million of net amortization of intangible assets, debt discount and debt issuance costs and short-term investments discount, $2.2 million of depreciation, $1.6 million of bad debt expense, $1.0 million loss on debt extinguishment, $8.9 million related to the write-down of obsolete inventory, and $0.8 million in interest expense on deferred consideration related to the MST Acquisition, offset by $16.0 million gain from sale of AutoLap assets, $9.6 million change in fair value of contingent consideration, $3.2 million deferred income tax benefit, and $2.2 million change in fair value of warrant liabilities. The decrease in cash from changes in working capital included $16.4 million increase in inventories, $1.2 million decrease in accrued expenses, $1.0 million decrease in deferred revenue, $0.7 million decrease in accounts payable, and $0.7 million increase in other current and long term assets, offset by $6.1 million decrease in accounts receivable and $1.0 million increase in other long term liabilities. The decrease in cash from changes in working capital was primarily driven by an increase in manufacturing activities combined with decreased Senhance System sales in the current year.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $0 million. For the year ended December 31, 2019, net cash provided by investing activities was $67.6 million. This amount primarily consists of $65.0 million proceeds from maturities of short-term investments and $16.0 million in proceeds related to the sale of the AutoLap assets, offset by $12.9 million purchase of short-term investments and $0.4 million purchases of property and equipment.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $53.4 million. The net change primarily related to $13.5 million in proceeds from the issuance of common stock, preferred stock, and warrants under the March 2020 Public Offering, $13.6 million in proceeds from the issuance of common stock under a July 2020 underwritten public offering, $20.2 million in proceeds from additional issuances of common stock, $3.3 million from the exercise of warrants, and $2.8 million from the receipt of funding under a Promissory Note under the PPP provisions of the CARES Act.

For the year ended December 31, 2019, net cash used in financing activities was $5.6 million. This amount was primarily related to $31.4 million payment of notes payable under the Hercules Loan Agreement and $0.5 million related to the taxes withheld on restricted stock unit, or RSU, awards, offset by $25.8 million in proceeds from the issuance of common stock and warrants and $0.5 million in proceeds from the exercise of stock options and warrants.

Operating Capital and Capital Expenditure Requirements

We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, commercial activities and the enhancement and protection of our intellectual property. We obtained financing for these activities over the past four months, but cannot assure you that additional financing will not be required in the future to support our operations. We intend to be use financing opportunities strategically to continue to strengthen our financial position.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.3 million at December 31, 2020, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Operating leases	$1.4	$0.9	$0.5	$0.0	$—
License, supply and vendor agreements	$5.7	$3.6	$1.1	$1.0	$—
Total contractual obligations	$7.1	$4.5	$1.6	$1.0	$—

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

License, supply and third-party vendor agreements include agreements assumed as part of the Senhance Acquisition and other third party vendor agreements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets consist of purchased patent rights recorded at cost and developed technology acquired as part of a business acquisitions recorded at estimated fair value. Intangible assets are amortized over 5 to 10 years. We periodically evaluate identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

U.S. shareholders are subject to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. As of December 31, 2020, no GILTI tax has been recorded.

In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (TRAF). TRAF introduces major changes in the Swiss tax system by abolishing certain current preferential tax regimes and replacing them with new measures that are in line with international standards. The referendum did not have a material impact on the Company’s 2020 or 2019 tax provision. The Company will continue to evaluate the impact of these provisions in future periods as the enactment process in completed.

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

Asensus Surgical, Inc.

Durham, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Asensus Surgical, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories Valuation

Inventories totaled approximately $18.8 million at December 31, 2020, including approximately $8.8 million classified as long-term. As described in Note 2 to the Company’s consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Management considers forecasted demand in relation to inventories on hand, competitiveness of product offerings, and product life cycles when estimating net realizable value.

We identified management’s estimation of the net realizable value of inventories as a critical audit matter. The Company’s limited sales history requires management to make significant judgments and assumptions with respect to future demand for the Company’s products and product life cycles that affect the estimation of the net realizable value of inventories. Auditing such assumptions required a high degree of auditor judgment and an increased auditor effort.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the reasonableness of management’s forecasted demand for instruments and accessories, included in finished goods inventories, by (i) comparing forecasts to historical sales of the Company’s identical products, (ii) evaluating the reasonableness of the period over which forecasted sales are expected to occur, and (iii) performing a lookback analysis to compare the Company’s historical estimates of future demand to actual sales results for the same period.

●

Assessing the reasonableness of management’s forecasted consumption of raw materials inventories by (i) comparing to production plans obtained from the Company’s supply chain personnel, and (ii) evaluating forecasted demand and expectations with respect to changes in product life cycles and potential for obsolescence of the Company’s finished products.

●

Testing management’s estimation of the net realizable value of Senhance Systems, included in finished goods inventories, by evaluating the Company’s assumptions with respect to future sales quantities and selling prices in new and emerging markets as well as the Company’s assumptions with respect to expected terms of its future arrangements related to the Senhance Systems.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Raleigh, North Carolina

March 11, 2021

Asensus Surgical, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$16,363	$9,598
Accounts receivable, net	1,115	620
Inventories	10,034	10,653
Other current assets	6,501	7,084
Total Current Assets	34,013	27,955

Restricted cash	1,166	969
Inventories, net of current portion	8,813	7,594
Property and equipment, net	10,342	4,706
Intellectual property, net	22,267	28,596
In-process research and development	-	2,470
Net deferred tax assets	307	-
Other long term assets	1,350	2,489
Total Assets	$78,258	$74,779

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,965	$3,579
Accrued expenses	6,301	8,553
Deferred revenue - current portion	789	818
Notes payable - current portion	1,228	-
Contingent consideration - current portion	-	73
Total Current Liabilities	10,283	13,023

Long Term Liabilities:
Deferred revenue - less current portion	-	27
Contingent consideration - less current portion	3,936	1,011
Notes payable - less current portion	1,587	-
Warrant liabilities	255	2,388
Net deferred tax liabilities	-	1,392
Other long term liabilities	628	1,403
Total Liabilities	16,689	19,244

Commitments and Contingencies (Note 21)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at December 31, 2020 and December 31, 2019; 116,231,072 and 20,691,301 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	116	21
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Additional paid-in capital	781,397	720,484
Accumulated deficit	(722,912)	(663,600)
Accumulated other comprehensive income (loss)	2,968	(1,370)
Total Stockholders' Equity	61,569	55,535
Total Liabilities and Stockholders' Equity	$78,258	$74,779

See accompanying notes to consolidated financial statements.

Asensus Surgical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

	Year ended December 31,
	2020	2019
Revenue:
Product	$1,612	$7,104
Service	1,563	1,427
Total revenue	3,175	8,531

Cost of revenue:
Product	2,254	16,439
Service	2,912	4,292
Total cost of revenue	5,166	20,731

Gross loss	(1,991)	(12,200)
Operating Expenses:
Research and development	16,621	22,468
Sales and marketing	13,064	28,014
General and administrative	14,137	18,758
Amortization of intangible assets	10,801	10,301
Change in fair value of contingent consideration	2,924	(9,553)
Restructuring and other charges	851	1,374
Goodwill impairment	-	78,969
Intangible assets impairment	-	7,912
Loss from sale of SurgiBot assets, net	-	97
Gain from sale of AutoLap assets, net	-	(15,965)
Total Operating Expenses	58,398	142,375

Operating Loss	(60,389)	(154,575)
Other Income (Expense):
Change in fair value of warrant liabilities	(336)	2,248
Interest income	35	582
Interest expense	(19)	(4,613)
Other expense, net	(119)	(967)
Total Other Expense, net	(439)	(2,750)

Loss before income taxes	(60,828)	(157,325)
Income tax benefit	1,516	3,124

Net loss	(59,312)	(154,201)
Deemed dividend related to beneficial conversion feature of preferred stock	(412)	-
Deemed dividend related to conversion of preferred stock into common stock	(299)	-
Net loss attributable to common stockholders	(60,023)	(154,201)

Comprehensive loss:
Net loss	(59,312)	(154,201)
Foreign currency translation gain (loss)	4,338	(2,708)

Comprehensive loss	$(54,974)	$(156,909)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.85)	$(8.69)
Weighted average number of shares used in computing net loss per common share - basic and diluted	70,809	17,737

See accompanying notes to consolidated financial statements.

Asensus Surgical, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2018	16,642	$17	-	$-	-	$-	$676,572	$(509,406)	$1,338	$168,521
Stock-based compensation	-	-	-	-	-	-	11,508	-	-	11,508
Issuance of common stock, net of issuance costs	3,571	4	-	-	-	-	25,773	-	-	25,777
Issuance of common stock consideration of MST	370	-	-	-	-	-	6,599	-	-	6,599
Exercise of stock options and warrants	38	-	-	-	-	-	538	-	-	538
Award of restricted stock units	70	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	15	-	(499)	-	-	(499)
Cancellation of treasury stock	-	-	-	-	(15)	-	-	-	-	-
Cumulative effect of change in accounting principle (Note 2)	-	-	-	-	-	-	(7)	7	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(2,708)	(2,708)
Net loss	-	-	-	-	-	-	-	(154,201)	-	(154,201)
Balance, December 31, 2019	20,691	$21	-	$-	-	$-	$720,484	$(663,600)	$(1,370)	$55,535
Stock-based compensation							7,911			7,911
Issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	14,122	14	7,937	79	-	-	13,384	-	-	13,477
Issuance of common stock, net of issuance costs	66,241	66	-	-	-	-	33,780	-	-	33,846
Conversion of preferred stock to common stock	7,937	8	(7,937)	(79)	-	-	71	-	-	-
Exchange of shares for Series B Warrants	2,041	2	-	-	-	-	2,468	-	-	2,470
Exercise of warrants	4,913	5	-	-	-	-	3,335	-	-	3,340
Award of restricted stock units	286	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	28	-	(36)	-	-	(36)
Cancellation of treasury stock	-	-	-	-	(28)	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	4,338	4,338
Net loss	-	-	-	-	-	-	-	(59,312)	-	(59,312)
Balance, December 31, 2020	116,231	$116	-	$-	-	$-	$781,397	$(722,912)	$2,968	$61,569

See accompanying notes to consolidated financial statements.

Asensus Surgical, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2020	2019
Operating Activities:
Net loss	$(59,312)	$(154,201)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain from sale of AutoLap assets, net	-	(15,965)
Loss from sale of SurgiBot assets, net	-	97
Goodwill and intangible assets impairment	-	86,881
Depreciation	2,898	2,166
Amortization of intangible assets	10,801	10,301
Amortization of debt discount and debt issuance costs	-	1,513
Amortization of short-term investment discount	-	(327)
Stock-based compensation	7,911	11,508
Interest expense on deferred consideration - MST acquisition	-	756
Deferred tax benefit	(1,516)	(3,224)
Bad debt expense	-	1,634
Write down of inventory	-	8,931
Change in fair value of warrant liabilities	336	(2,248)
Change in fair value of contingent consideration	2,924	(9,553)
Loss on extinguishment of debt	-	1,006

Changes in operating assets and liabilities:
Accounts receivable	(447)	6,083
Interest receivable	-	26
Inventories	(7,198)	(16,404)
Other current and long term assets	2,296	(655)
Accounts payable	(1,758)	(668)
Accrued expenses	(2,645)	(1,180)
Deferred revenue	(105)	(959)
Other long term liabilities	(860)	998
Net cash and cash equivalents used in operating activities	(46,675)	(73,484)

Investing Activities:
Proceeds from sale of AutoLap assets	-	15,965
Purchase of short-term investments	-	(12,883)
Proceeds from maturities of short-term investments	-	65,000
Purchase of property and equipment	(3)	(437)
Net cash and cash equivalents (used in) provided by investing activities	(3)	67,645

Financing Activities:
Proceeds from issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	13,478	-
Proceeds from issuance of common stock, net of issuance costs	33,847	25,777
Proceeds from notes payable, net of issuance costs	2,815	-
Payment of note payable	-	(31,425)
Taxes paid related to net share settlement of vesting of restricted stock units	(36)	(499)
Payment of contingent consideration	(74)	-
Proceeds from exercise of stock options and warrants	3,340	538
Net cash and cash equivalents provided by (used in) financing activities	53,370	(5,609)

Effect of exchange rate changes on cash and cash equivalents	270	364
Net increase in cash, cash equivalents and restricted cash	6,962	(11,084)
Cash, cash equivalents and restricted cash, beginning of period	10,567	21,651
Cash, cash equivalents and restricted cash, end of period	$17,529	$10,567

Supplemental Disclosure for Cash Flow Information:
Interest paid	$-	$2,187

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$8,113	$486
Exchange of common stock for Series B Warrants	$2,470	$-
Transfer of in-process research and development to intellectual property	$2,425	$-
Deemed dividend related to beneficial conversion feature of preferred stock	$412	$-
Deemed dividend related to conversion of preferred stock into common stock	$299	$-
Issuance of common stock - MST acquisition	$-	$6,600
Proceeds from sale of AutoLap assets exchanged for settlement of Company obligations	$-	$1,000
Transfer of property and equipment to inventories	$-	$323
Conversion of preferred stock to common stock	$79	$-

See accompanying notes to consolidated financial statements.

Asensus Surgical, Inc.

Notes to Consolidated Financial Statements

1.         Organization and Capitalization

In February 2021, TransEnterix, Inc. changed the name of the company to Asensus Surgical, Inc. Asensus Surgical, Inc. (the "Company") is a medical device company that is digitizing the interface between the surgeon and the patient to pioneer a new era of Performance-Guided SurgeryTM by unlocking clinical intelligence for surgeons to enable consistently superior outcomes and a new standard of surgery. The Company is focused on the market development for and commercialization of the Senhance® Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 mm microlaparoscopic instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

The Senhance System is available for sale in Europe, the United States, Japan, Taiwan, Russia and select other countries.

•	The Senhance System has a CE Mark in Europe for adult and pediatric laparoscopic abdominal and pelvic surgery, as well as limited thoracic surgeries excluding cardiac and vascular surgery.

•

In the United States, the Company has received 510(k) clearance from the FDA for use of the Senhance System in general laparoscopic surgical procedures and laparoscopic gynecologic surgery in a total of 31 indicated procedures, including benign and oncologic procedures, laparoscopic inguinal, hiatal and paraesophageal hernia, sleeve gastrectomy and laparoscopic cholecystectomy (gallbladder removal) surgery.

•	In Japan, the Company has received regulatory approval and reimbursement for 98 laparoscopic procedures.

•

The Senhance System received its registration certificate by the Russian medical device regulatory agency, Roszdravnadzor, in December 2020, allowing for its sale and utilization throughout the Russian Federation.

In 2020, the Company obtained regulatory clearance for the Senhance ultrasonic system in both Taiwan and Japan. On March 13, 2020 the Company announced that it received FDA clearance for the Intelligent Surgical Unit™ (ISU™) for use with the Senhance System. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On September 23, 2020, we announced the first surgical procedures successfully completed using the ISU. On January 19, 2021, the Company announced that it received CE Mark for the ISU. Finally, in the EU, the Company expanded its claims for the Senhance System to include pediatric patients, allowing accessibility to more surgeons and patients, as well as expanding its potential market to include pediatric hospitals in Europe. The Company anticipates the robotic precision provided by the Senhance System, coupled with the already available 3 mm instruments will prove to be an effective tool in surgery with smaller patients. As of February 15, 2021, two hospitals have installed the Senhance System for pediatric use.

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

The Company has also developed the SurgiBot System, a single-port, robotically enhanced laparoscopic surgical platform. In December 2017, the Company entered into an agreement with Great Belief International Limited, or GBIL, to advance the SurgiBot System towards global commercialization. The agreement transferred ownership of the SurgiBot System assets to GBIL, while the Company retained the option to distribute or co-distribute the SurgiBot System outside of China. GBIL intends to manufacture the SurgiBot System in China, obtain Chinese regulatory clearance from the National Medical Products Administration ("NMPA"), and commercialize in the Chinese market. The agreement provides the Company with proceeds of at least $29.0 million, of which $15.0 million has been received to date. The remaining $14.0 million represents future minimum royalties payable beginning at the earlier of receipt of Chinese regulatory approval or March 2023. In estimating the consideration in this transaction, the Company applied the guidance on constraining estimates of variable consideration. The Company reassesses the estimate every reporting period and the variable consideration will be adjusted when it is deemed no longer constrained. The Company recorded a gain during the year ended December 31, 2018 based on the cash proceeds (excluding future royalties) in excess of the carrying value of the assets sold.

On September 18, 2015, the Company entered into a Membership Interest Purchase Agreement, (the “Purchase Agreement”) with Sofar S.p.A., (“Sofar”) as seller, Vulcanos S.r.l. (“Vulcanos”), as the acquired company, and Asensus International, Inc. (“Asensus International”), a direct, wholly owned subsidiary of the Company that was incorporated in September 2015, as buyer. The closing of the transactions occurred on September 21, 2015 (the “Closing Date”) pursuant to which the Company acquired all of the membership interests of Vulcanos from Sofar (now known as the “Senhance Acquisition”), and changed the name of Vulcanos to TransEnterix Italia S.R.L. (“TransEnterix Italia”). On February 24, 2021, TransEnterix Italia changed its name to Asensus Surgical Italia S.r.l. The Senhance Acquisition included all of the assets, employees and contracts related to the Senhance System. See Note 3 for a description of the related transactions.

On September 3, 2013, TransEnterix Surgical, Inc.. a Delaware corporation (“TransEnterix Surgical”), and SafeStitch Medical, Inc., a Delaware corporation (“SafeStitch”) consummated a merger transaction whereby TransEnterix Surgical merged with a merger subsidiary of SafeStitch, with TransEnterix Surgical as the surviving entity in the merger (the “Merger”). As a result of the Merger, TransEnterix Surgical became a wholly owned subsidiary of SafeStitch. On December 6, 2013, SafeStitch changed its name to TransEnterix, Inc. and increased the authorized shares of common stock from 225,000,000 to 750,000,000, and authorized 25,000,000 shares of preferred stock, par value $0.01 per share. On February 23, 2021, TransEnterix, Inc. changed its name to Asensus Surgical, Inc. On February 25, 2021, TransEnterix Surgical changed its name to Asensus Surgical US, Inc.

As used herein, the term “Company” refers to the combination of SafeStitch and TransEnterix Surgical after giving effect to the Merger, and includes Asensus Surgical US, Inc., SafeStitch LLC, Asensus International, Inc.; Asensus Surgical Italia S.r.l.; Asensus Surgical Europe S.à.R.L; TransEnterix Taiwan Ltd.; TransEnterix Japan KK; Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

2.         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Liquidity

The Company had an accumulated deficit of $722.9 million, working capital of $23.7 million, and cash and cash equivalents, excluding restricted cash, of $16.4 million as of December 31, 2020. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition. At December 31, 2020, the Company had cash and cash equivalents, excluding restricted cash, of approximately $16.4 million. Subsequent to December 31, 2020, the Company has raised additional capital through equity offerings, including raising net proceeds of $73.5 million in the January 2021 public offering, $28.8 million in the January 2021 registered direct offering, and $28.1 million in the 2020 ATM Offering. Also Series B, C and D warrants have been exercised in 2021 for aggregate proceeds to the Company of $30.4 million. While the Company believes that its existing cash and cash equivalents at December 31, 2020 and the proceeds from the January 2021 public offering and registered direct offering, ATM offering, and exercise of the warrants will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company will need to obtain additional financing to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include impairment considerations for intangible assets, fair value estimates related to contingent consideration, warrant liabilities, stock compensation expense, revenue recognition, accounts receivable reserves, excess and obsolete inventory reserves, inventory classification between current and non-current, and deferred tax asset valuation allowances.

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

Restricted cash at December 31, 2020 and 2019 includes $1.2 million and $1.0 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, automobile leases, and a performance guarantee required by the government of a country in which a Senhance System was sold in 2018.

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

The Company’s accounts receivable are derived from sales to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provided reserves for potential credit losses and recorded a bad debt charge totaling $0 million during the year ended December 31, 2020 and $1.6 million during the year ended December 31, 2019. The Company had 7 customers who constituted 68% of the Company’s net accounts receivable at December 31, 2020. The Company had eight customers who constituted 85% of the Company’s net accounts receivable at December 31, 2019. The Company had nine customers who accounted for 55% of revenue in 2020 and six customers who accounted for 82% of revenue in 2019.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts was determined on a customer specific basis based on deemed collectability. The allowance for doubtful accounts was $1.8 million and $1.7 million as of December 31, 2020 and December 31, 2019, respectively.

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

The Company periodically evaluates intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the year ended December 31, 2020 and 2019.

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

The Company performed an impairment test of its IPR&D at the end of the third quarter 2019 as recent events and changes in market conditions indicated that the asset might be impaired. During the third quarter of 2019, the Company concluded that the fair value determined by the market value approach was lower than the carrying value and recognized a $7.9 million impairment charge to its IPR&D. The Company performed its annual impairment assessment at December 31, 2019 and no additional impairment was required. As of December 31, 2020, all IPR&D asset development was completed and reclassified to intellectual property.

As of December 31, 2020, there were no remaining IPR&D assets.

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

As of December 31, 2020, there was no remaining Goodwill asset.

Property and Equipment

Property and equipment consists primarily of operating lease Senhance System assets, machinery, manufacturing equipment, demonstration equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost.

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

	Years
Operating lease assets – Senhance System leasing		5
Machinery, manufacturing, and demonstration equipment	3	-	5
Computer equipment		3
Furniture		5
Leasehold improvements	Lesser of lease term or 3 to 10

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews its property and equipment assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company did not identify any impairment during the years ended December 31, 2020 and 2019.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 were not significant.

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

Revenue Recognition

The Company’s revenue consists of product revenue resulting from the sale and lease of Systems, System components, instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. The Company’s System sale arrangements generally include a five-year service period; the first year of service is generally free and included in the System sale arrangement and the remaining four years are generally included at a stated service price.

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

The following table presents revenue disaggregated by type and geography:

	Year Ended December 31,
	2020	2019
	(in thousands)
U.S.
Systems	$282	$90
Instruments and accessories	187	108
Services	380	338
Total U.S. revenue	849	536

Outside of U.S. ("OUS")
Systems	490	5,459
Instruments and accessories	653	1,447
Services	1,183	1,089
Total OUS revenue	2,326	7,995

Total
Systems	772	5,549
Instruments and accessories	840	1,555
Services	1,563	1,427
Total revenue	$3,175	$8,531

The Company recognizes sales by geographic area based on the country in which the customer is based. Operating lease revenue from Senhance System Leasing (see discussion below) is included as Systems in the above table and was approximately $0.7 million and $0 million for the years ended December 31, 2020 and 2019, respectively.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.1 million and $3.7 million as of December 31, 2020 and 2019, respectively.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the years ended December 31, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $0.6 million and $1.0 million, respectively. Revenue for the year ended December 31, 2019 also included $1.3 million from a System sold in 2017 for which revenue was deferred until its first clinical use, which occurred in the second quarter of 2019. The aggregate amount of transaction price allocated to performance obligations that remain unsatisfied as of December 31, 2020 was $3.1 million, which is expected to be recognized as revenue over one to three years.

In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for its sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction and such costs are expensed as incurred.

Senhance System Leasing

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

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the Senhance System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. All such arrangements through December 31, 2020 are classified as operating leases.

Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon System usage and is presented as product revenue. Revenue related to lease elements from operating lease arrangements was approximately $0.7 million and $0 million for the years ended December 31, 2020 and 2019, respectively.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the years ended December 31, 2020 and 2019, the Company recorded $0 and $1.5 million of expenses, respectively, for inventory obsolescence related to certain System components.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $7.9 million and $11.5 million for the years ended December 31, 2020 and 2019, respectively.

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

Approximately 27% and 19% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2020 and 2019, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include intellectual property, in-process research and development, other current assets, property and equipment, cash, accounts receivable, other long-term assets and inventory of $56.8 million and $60.5 million as of December 31, 2020 and 2019, respectively. Total assets outside of the United States amounted to 73% and 81% of total consolidated assets at December 31, 2020 and 2019, respectively. Long-lived assets in the U.S. were 11% and 8%, Italy were 48% and 63%, and Switzerland were 41% and 27%, as of December 31, 2020 and 2019, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the years ended December 31, 2020 and 2019, 27% and 6%, respectively, of net revenue were generated in the United States; while 53% and 39%, respectively, were generated in Europe; and 20% and 55% were generated in Asia.

Impact of Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on the consolidated financial statements.

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

Under the terms of the MST Purchase Agreement, at the closing the Buyers purchased substantially all of the assets of MST. The acquisition price consisted of two tranches. At or prior to the closing of the transaction the Buyers paid $5.8 million in cash and the Company issued approximately 242,310 shares of the Company’s common stock (the "Initial Shares"). A second tranche of $6.6 million in additional consideration was payable in cash, stock or cash and stock, at the discretion of the Company, within one year after the closing date. On August 7, 2019, the Company notified MST that the Company would satisfy the additional consideration payment of $6.6 million by issuing shares of the Company’s common stock. The number of shares issued to MST was 370,423 (the “Additional Consideration Shares” and, together with the Initial Shares, the “Securities Consideration”).  The Additional Consideration Shares were released from the lock-up restrictions on February 7, 2020.

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

Senhance Surgical Robotic System

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System. Under the terms of the Purchase Agreement, the consideration consisted of the issuance of (i) 1,195,647 shares of the Company’s common stock (the “Securities Consideration”) and (ii) approximately $25.0 million U.S. Dollars and €27.5 million Euro in cash consideration (the “Cash Consideration”). On February 25, 2021, TransEnterix International changed its name to Asensus International.

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

The fourth tranche of the Cash Consideration of €2.5 million was payable in installments by December 31 of each year as reimbursement for certain debt payments made by Sofar under an existing Sofar loan agreement in such year, with payments beginning as of December 31, 2017. As of December 31, 2020, the Company had paid all installments of the fourth tranche.

The Third Tranche payments will be accelerated in the event that (i) the Company or Asensus International is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System. The remaining amounts due to Sofar are included in contingent consideration as of December 31, 2020 and 2019 at their estimated fair value.

4.         Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Cash	$6,679	$9,596
Money market	9,684	2
Total cash and cash equivalents	$16,363	$9,598
Restricted cash	1,166	969
Total	$17,529	$10,567

Restricted cash at December 31, 2020 and 2019 includes $1.2 million and $1.0 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, automobile leases, and a performance guarantee required by the government of a country in which a Senhance System was sold in 2018.

5.         Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

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

The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses at December 31, 2020 and 2019, approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of December 31, 2020, as the interest rate on the notes payable approximates the rates available to the Company as of this date.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2020
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$16,363	$—	$—	$16,363
Restricted cash	1,166	—	—	1,166
Total Assets measured at fair value	$17,529	$—	$—	$17,529
Liabilities measured at fair value
Contingent consideration	$—	$—	$3,936	$3,936
Warrant liabilities	—	—	255	255
Total liabilities measured at fair value	$—	$—	$4,191	$4,191

	December 31, 2019
	(In thousands)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$9,598	$—	$—	$9,598
Restricted cash	969	—	—	969
Total Assets measured at fair value	$10,567	$—	$—	$10,567
Liabilities measured at fair value
Contingent consideration	$—	$—	$1,084	$1,084
Warrant liabilities	—	—	2,388	2,388
Total liabilities measured at fair value	$—	$—	$3,472	$3,472

The Company’s financial liabilities consisted of contingent consideration payable to Sofar related to the Senhance Acquisition in September 2015 (Note 3). This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome. The increase in fair value of the contingent consideration of $2.9 million for the year ended December 31, 2020 was primarily due to a lower discount rate, stronger Euro versus the U.S. dollar, and the passage of time. The decrease in fair value of the contingent consideration of $9.6 million for the year ended December 31, 2019 was primarily due to changes in the Company's long-range forecast. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s consolidated statements of operations and comprehensive loss. The Company uses a probability-weighted income approach for estimating the fair value of the contingent consideration. The significant unobservable inputs used in this approach include estimates of amounts and timing of stated milestones and the discount rate.

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

The exercise prices and the number of shares issuable upon exercise of each of the Series B Warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The Series B warrants contain provisions, often referred to as “down-round protection,” that leads to adjustment of the exercise price and number of underlying warrant shares if the Company issues securities, including its common stock or convertible securities or debt securities, in the future at sale prices below the then-current exercise price. As a result of this adjustment feature and after giving effect to the Company’s reverse stock split at a ratio of one-for-thirteen shares effective December 11, 2019, or the Reverse Stock Split, the exercise price of all outstanding Series B Warrants has been adjusted to $0.35 per share and the number of shares of common stock reserved for and issuable upon the exercise of outstanding Series B Warrants has been adjusted to 567,660 warrant shares as of December 31, 2020.

The change in fair value of all outstanding Series B warrants for the years ended December 31, 2020 and 2019 of an increase of $0.3 million and a decrease of $2.2 million, respectively, was included in the Company’s consolidated statements of operations and comprehensive loss. The increase in fair value of the Series B warrants of $0.3 million for the year ended December 31, 2020 was primarily due to a lower discount rate, increased volatility, and the passage of time. The increase in fair value of the Series B warrants of $2.2 million for the year ended December 31, 2019 was primarily due to a lower discount rate, increased volatility, and the passage of time. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

Series B	December 31, 2020	December 31, 2019
Fair value (million)	$0.3	$2.4
Valuation methodology	Black-Scholes-Merton	Monte Carlo
Term (years)	1.32	2.32
Risk free rate	0.10%	1.59%
Dividends	—	—
Volatility	150.97%	109.80%
Share price	$0.63	$1.47
Probability of additional financing	N/A	100% in 2020

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration as of December 31, 2020 and 2019:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
			December 31, 2020			December 31, 2019
Contingent consideration	Probability weighted income approach	Milestone dates	2024	to	2029	2020	to	2024
		Discount rate	9.5%	to	15.75%	10%	to	11%

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and the contingent consideration for the years ended December 31, 2020 and 2019:

	Fair Value Measurement at Reporting Date (Level 3)
	(In thousands)
	Common stock warrants	Contingent consideration
Balance at December 31, 2018	$4,636	$10,637
Change in fair value	(2,248)	(9,553)
Balance at December 31, 2019	2,388	1,084
Exchange of warrants for common stock	(2,469)	—
Payment for contingent consideration	—	(74)
Change in fair value	336	2,924
Balance at December 31, 2020	255	3,936
Current portion	—	—
Long-term portion	255	3,936
Balance at December 31, 2020	$255	$3,936

6.         Accounts Receivable, Net

The following table presents the components of accounts receivable:

	December 31, 2020	December 31, 2019
	(In thousands)
Gross accounts receivable	$2,917	$2,274
Allowance for uncollectible accounts	(1,802)	(1,654)
Total accounts receivable, net	$1,115	$620

The Company recorded $1.6 million in bad debt expense during the year ended December 31, 2019. No bad debt expense was incurred during the year ended December 31, 2020.

7.         Inventories

The components of inventories are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Finished goods	$10,749	$9,737
Raw materials	8,098	8,510
Total inventories	$18,847	$18,247

Current Portion	$10,034	$10,653
Long-term portion	8,813	7,594
Total inventories	$18,847	$18,247

The Company recorded a write-down of obsolete inventory for the year-ended December 31, 2019 totaling $7.4 million as part of a restructuring plan and a $1.5 million charge for inventory obsolescence related to certain System components. There were no such write-downs or charges for the year ended December 31, 2020.

8.         Other Current Assets

The following table presents the components of other current assets:

	December 31, 2020	December 31, 2019
	(In thousands)
Advances to vendors	$1,925	$2,534
Prepaid expenses	1,706	1,834
VAT receivable	2,870	2,716
Total	$6,501	$7,084

9.         Property and Equipment

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Machinery, manufacturing and demonstration equipment	$10,153	$9,711
Operating lease assets - Senhance System leasing	9,203	710
Computer equipment	2,297	2,321
Furniture	640	637
Leasehold improvements	2,309	2,295
Total property and equipment	24,602	15,674
Accumulated depreciation and amortization	(14,260)	(10,968)
Property and equipment, net	$10,342	$4,706

Depreciation expense was approximately $2.9 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

10.         Goodwill, In-Process Research and Development and Intellectual Property

Goodwill

Goodwill of $93.8 million was recorded in connection with the Merger, as described in Note 1, goodwill of $38.3 million was recorded in connection with the Senhance Acquisition, as described in Note 3, and goodwill of $9.6 million was recorded in connection with the MST Acquisition, as described in Note 3. The carrying value of goodwill and the change in the balance for the year ended December 31, 2019 is as follows:

Goodwill
(In thousands)
Balance at December 31, 2018	$80,131
Foreign currency translation impact	(1,162)
Impairment	(78,969)
Balance at December 31, 2019	$—

The Company performed an annual impairment test of goodwill at December 31, or more frequently if events or changes in circumstances indicated that the carrying value of the Company’s one reporting unit may not be recoverable. During the third quarter of 2019, the Company's stock price declined significantly as a result of decreased sales. As of September 30, 2019, goodwill was deemed to be fully impaired, and the Company recorded an impairment charge of $79.0 million.

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

The Company performed an impairment test of its IPR&D at the end of the third quarter 2019 as recent events and changes in market conditions indicated that the asset might be impaired. The impairment test consisted of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Significant judgment is applied when testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. During the third quarter of 2019, the Company concluded that the fair value determined by the market value approach was lower than the carrying value. As a result, the Company recognized a $7.9 million impairment charge to its IPR&D. The company performed its annual impairment assessment at December 31, 2019 and no additional impairment was required. As of December 31, 2020, all IPR&D asset development was completed and reclassified to intellectual property.

The carrying value of the Company’s IPR&D assets and the change in the balance for the years ended December 31, 2019 and 2020 is as follows:

In-Process Research and Development
(In thousands)
Balance at December 31, 2018	$10,747
Impairment	(7,912)
Foreign currency translation impact	(365)
Balance at December 31, 2019	2,470
Impairment	—
Foreign currency translation impact	(45)
Transfer of in-process research and development to intellectual property	(2,425)
Balance at December 31, 2020	$—

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

As described above, on March 13, 2020, upon regulatory approval and the ability to commercialize the products associated with the IPR&D assets in the United States, the remaining MST assets were deemed definite-lived, reclassified to intellectual property and are now being amortized based on their estimated useful lives.

The components of gross intellectual property, accumulated amortization, and net intellectual property as of December 31, 2020 and 2019 are as follows:

	December 31, 2020				December 31, 2019
	(In thousands)				(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation impact	Net Carrying Amount
Developed technology	$68,838	$(51,734)	$4,872	$21,976	$66,413	$(36,918)	$(1,208)	$28,287
Technology and patents purchased	400	(168)	59	291	400	(112)	21	309
Total intellectual property	$69,238	$(51,902)	$4,931	$22,267	$66,813	$(37,030)	$(1,187)	$28,596

The weighted average remaining useful life of the developed technology and technology and patents purchased was 2.2 years and 6.3 years, respectively as of December 31, 2020.

The estimated future amortization expense of intangible assets as of December 31, 2020 is as follows:

Year ending December 31, 2020
(In thousands)
2021	$11,634
2022	8,833
2023	430
2024	430
2025	430
Thereafter	510
Total	$22,267

11.         Income Taxes

The components for the income tax expense (benefit) are as follows for the years ended December 31 (in thousands):

	2020	2019
Current income taxes
Federal	$—	$—
State	—	—
Foreign	169	100
Deferred income taxes
Federal	—	—
State	—	—
Foreign	(1,685)	(3,224)
Total income tax expense (benefit)	$(1,516)	$(3,124)

The United States and foreign components of loss from operations before taxes are as follows for the years ended December 31 (in thousands):

	2020	2019
United States	$(34,398)	$(91,935)
Foreign	(26,430)	(65,390)
Total loss from operations before taxes	$(60,828)	$(157,325)

Significant components of the Company’s deferred tax assets consist of the following at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Stock-based compensation	$4,253	$3,665
Accrued expenses and other	906	1,007
Research credit carryforward	7,209	6,776
Fixed assets	385	345
Capitalized start-up costs and other intangibles	2,686	3,618
Net operating loss carryforwards	122,193	113,410
	137,632	128,821
Valuation allowance	(132,928)	(123,108)
Net deferred tax asset	4,704	5,713
Deferred tax liabilities
Fixed assets and other	(1,590)	(1,445)
Purchase accounting intangibles	(2,807)	(5,660)
Net deferred tax liability	(4,397)	(7,105)
Net deferred tax asset (liability)	$307	$(1,392)

At December 31, 2020 and 2019, the Company has provided a full valuation allowance against its net deferred assets in the U.S., Canada, Italy, Luxembourg, Swiss, and Taiwan tax jurisdictions, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $9.8 million from the prior year. At December 31, 2020, the Company had U.S. federal net operating loss carryforwards of $364.3 million. Of this amount, $254.5 million begin to expire in 2027, while the remaining $109.8 million carry forward indefinitely. At December 31, 2020, the Company had U.S. state net operating loss carryforwards of $296.2 million. Of this amount, $289.3 million begin to expire in 2022, while the remaining $6.8 million carry forward indefinitely. At December 31, 2020, the Company had federal research credit carryforwards in the amount of $7.2 million. These carryforwards begin to expire in 2027. The utilization of the federal net operating loss carryforwards and credit carryforwards will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

At December 31, 2020, the Company had foreign operating loss carryforwards in Italy of approximately $24.5 million, which can be carried forward indefinitely; foreign operating loss carryforwards in Luxembourg of approximately $95.1 million, which will begin to expire in 2035; and foreign operating loss carryforwards in Switzerland of approximately $61.9 million, which begin to expire in 2023.

The Company has evaluated its tax positions to consider whether it has any unrecognized tax benefits. As of December 31, 2020, the Company had gross unrecognized tax benefits of approximately $1.6 million. Of the total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions at December 31 (in thousands):

	2020	2019
Beginning balance	$1,512	$1,363
Gross increases for tax positions related to current periods	108	149
Gross increases for tax positions related to prior periods	—	—
Ending balance	$1,620	$1,512

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2017, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

Taxes computed at the then-current statutory federal income tax rate of 21% are reconciled to the provision for income taxes as follows for the years ended December 31:

	2020		2019
		Percent of Pretax		Percent of Pretax
	Amount	Earnings	Amount	Earnings
United States federal tax at statutory rate	$(12,774)	21.0%	$(33,038)	21.0%
State taxes (net of deferred benefit)	(1,768)	2.9%	(4,778)	3.0%
Nondeductible expenses	719	(1.2%)	709	(0.5%)
Change in fair market value of contingent consideration	717	(1.2%)	(2,342)	1.5%
Warrant remeasurement and financing costs	82	(0.1%)	(551)	0.4%
Research & Development credits	(542)	0.9%	(743)	0.5%
Change in unrecognized tax benefits	108	(0.2%)	149	(0.1%)
Foreign tax rate differential	1,589	(2.6%)	2,590	(1.6%)
Goodwill and investment impairments	—	(0%)	(6,638)	4.2%
Change in enacted tax rates and other, net	533	(0.9%)	(253)	0.2%
Change in valuation allowance	9,820	(16.1%)	41,771	(26.6%)
Income tax benefit	$(1,516)	2.5%	$(3,124)	2.0%

The Company has analyzed its filing positions in all significant federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. Pursuant to the Internal Revenue Code, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.  The Company has not completed such an analysis pursuant to Sections 382 and 383.  Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2017, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

12.         Accrued Expenses

The following table presents the components of accrued expenses:

	December 31, 2020	December 31, 2019
	(In thousands)
Compensation and benefits	$4,541	$5,061
Restructuring costs	—	882
Consulting and other vendors	66	308
Other	177	242
Lease Liability	686	1,112
Royalties	147	148
Legal and professional fees	314	474
Taxes and other assessments	351	326
Interest	19	—
Total	$6,301	$8,553

13.         Notes Payable

Paycheck Protection Program

The CARES Act was passed in the United States and signed into law on March 7, 2020 and was amended on June 5, 2020 through the enactment of the Paycheck Protection Program Flexibility Act. On April 27, 2020, Asensus Surgical US, Inc., a wholly owned subsidiary of the Company, received funding under a promissory note dated April 18, 2020 (the “Promissory Note”), evidencing an unsecured non-recourse loan in the principal amount of $2,815,200 under the PPP provisions of the CARES Act. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The Promissory Note was made through City National Bank of Florida, a national banking association (the “Lender”). The Company accounted for the PPP loan as debt and included the principal amount within notes payable on the consolidated balance sheet.

The Promissory Note has a two-year term, maturing on April 27, 2022, and bears interest at 1.00% per annum. The Promissory Note may be forgiven partially or fully if the proceeds are used for covered payroll, rent and utility costs incurred during the Covered Period and if at least 60% of the proceeds are used for covered payroll costs. All or a portion of the Promissory Note may be forgiven by the SBA upon application by the Company and documentation of expenditures in accordance with the SBA requirements. If the Promissory Note is not forgiven, payments can be deferred until 10 months after the end of the Company’s covered period, which is the 24-week period beginning on the date the Company received the PPP loan proceeds from the Lenders (the “Covered Period”). The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. The Promissory Note is classified as long term except for the portion to be paid within twelve months of the year end, which is classified as current.

Any forgiveness of the Promissory Note will be subject to approval by the SBA and the Lender. The Company recognizes that its restructuring activities unrelated to COVID-19 led to a decrease in the number of employees and, the Company may not be able to comply with the available safe harbor and savings provisions of the CARES Act, therefore, not all of the Promissory Note may be eligible for forgiveness. The Company submitted its application for forgiveness of the Promissory Note in full to the Lender on February 10, 2021.

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

14.         Stock-Based Compensation

The Company’s stock-based compensation plans include the Asensus Surgical, Inc. Amended and Restated Incentive Compensation Plan, previously named the TransEnterix, Inc. Amended and Restated Incentive Compensation Plan and prior to that named the TransEnterix, Inc. 2007 Incentive Compensation Plan, or the Plan, as well as options outstanding under the TransEnterix, Inc. Stock Option Plan, or the 2006 Plan. As part of the Merger, options outstanding, whether vested or unvested, under the 2006 Plan were adjusted by the Exchange Ratio of approximately 0.0887, and assumed by the Company concurrent with the closing of the Merger.

The Plan was initially approved by the majority of the stockholders on November 13, 2007. The Plan was amended on June 19, 2012 to increase the number of shares of common stock available for issuance to 76,923 and was amended on October 29, 2013 to (a) increase the number of shares of common stock authorized for issuance under the Plan from 76,923 shares of common stock to 380,000 shares of common stock, (b) increase the per-person award limitations for options or stock appreciation rights from 15,385 to 76,923 shares and for restricted stock, deferred stock, performance shares and/or other stock-based awards from 7,692 to 38,462 shares, and (c) change the name of the Plan to reflect the Merger-related change. The Plan was again amended on May 7, 2015 to (i) increase the number of shares reserved for issuance under the Plan to 918,462 shares; (ii) extend the term of the Plan until May 7, 2025; and (iii) make other changes and updates to the Plan and was further amended in October 2015 to add French Sub-Plan amendments applicable to awards made to France-based employees. The Plan was further amended on June 8, 2016 to (a) approve an increase in the number of shares reserved for issuance under the Plan to 1,456,923 shares and (b) establish maximum equity award limits for initial awards and annual awards to non-employee directors. The Plan was subsequently amended as of May 25, 2017, increasing the number of shares of Common Stock authorized under the Plan to 1,995,385. The Plan was again amended on May 24, 2018, increasing the number of shares of Common Stock authorized under the Plan to 3,149,231. The Plan was again amended in October 2018 to add an Israeli Sub-Plan applicable to awards made to Israel-based employees. The Plan was again amended on April 24, 2019, to increase the number of shares of Common Stock authorized under the Plan to 4,072,308 and to make other changes. The Plan was again amended on June 8, 2020, to increase the number of shares of Common Stock authorized under the Plan to 10,072,308 and to make other changes. The Plan was amended in October 2020 to include the Canadian Sub-Plan.

The October 2013, May 2015, June 2016, May 2017, May 2018, April 2019 and June 2020 amendments were approved by the Board of Directors and stockholders; the French Sub-Plan, the Israeli Sub-Plan, and the Canadian Sub-Plan were approved by the Board of Directors. Under the Plan, which is administered by the Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock and/or deferred stock to employees, officers, directors, consultants and vendors. The exercise price of stock options or stock appreciation rights may not be less than the fair market value of the Company’s shares at the date of grant. Additionally, no stock options or stock appreciation rights granted under the Plan may have a term exceeding ten years.

On August 11, 2020, the Compensation Committee of the Board of Directors approved awards to a newly hired executive officer of non-qualified stock options to acquire 150,000 shares of the Company’s common stock with an exercise price equal to the closing price on the date of grant, 30,000 time-based restricted stock units and 20,000 performance-based restricted stock units, each as inducement grants made outside of the stockholder-approved incentive compensation plan in accordance with NYSE American Company Guide Section 711(a).

The 2006 Plan was adopted and approved by stockholders in September 2006 and provided for the granting of up to 6,154 stock options to employees, directors, and consultants. Under the 2006 Plan, both employees and non-employees were eligible for such stock options. In 2009, the 2006 Plan was amended to increase the total options pool to 85,389. In 2011, the 2006 Plan was amended to increase the total options pool to 259,861. The amendments were approved by the Board of Directors and stockholders. The Board of Directors had the authority to administer the plan and determine, among other things, the exercise price, term and dates of the exercise of all options at their grant date. Under the 2006 Plan, options become vested generally over four years, and expire not more than 10 years after the date of grant. As part of the Merger, options outstanding under the 2006 Plan were adjusted by the Conversion Ratio, and remain in existence as options of the Company.

During the years ended December 31, 2020 and 2019, the Company recognized approximately $7.9 million and $11.5 million, respectively, of stock-based compensation expense, including stock options and restricted stock units.

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

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Year ended December 31,
	2020			2019
Expected dividend yield		0%			0%
Expected volatility	82%	-	126%	81%	-	92%
Risk-free interest rate	0.2%	-	1.69%	1.39%	-	2.66%
Expected life (in years)	3.8	-	6.1	5.5	-	6.1

The following table summarizes the Company’s stock option activity, including grants to non-employees, for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2019	1,830,958	$30.71	7.36
Granted	3,005,964	0.54
Forfeited	(293,102)	19.08
Cancelled	(181,948)	35.57
Exercised	-	-
Options Outstanding December 31, 2020	4,361,872	$10.49	6.05

The following table summarizes information about stock options outstanding at December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Exercisable at December 31, 2020	1,282,678	$27.71	4.81
Vested or expected to vest at December 31, 2020	4,141,694	$10.89	6.05

Stock options outstanding, exercisable, and vested or expected to vest at December 31, 2020 had no intrinsic value based on the closing market price of the Company’s common stock at December 31, 2020.

The total intrinsic value of options exercised during 2020 and 2019 was approximately $0 million and $0.2 million, respectively. Proceeds from options exercised during 2020 and 2019 were approximately $0 million and $0.5 million, respectively.

The Company granted 3,005,964 and 623,272 options to employees and non-employees during the years ended December 31, 2020 and 2019, respectively, with a weighted-average grant date fair value of $0.53 and $21.23, respectively.

As of December 31, 2020, the Company had future employee stock-based compensation expense of approximately $4.2 million related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 1.8 years.

15.         Restricted Stock Units

In 2019 and 2020, the Company issued Restricted Stock Units (“RSUs”) to certain employees which vest over three years. The RSUs vest on defined vesting dates, subject to the continuous service with the Company at the applicable vesting event. Vesting can be accelerated upon a change in control under the Plan if the RSUs are not assumed by the successor company, and will be accelerated for certain executive officers under existing employment agreements if any such executive officer has a termination of employment in connection with a change in control event.  When vested, the RSUs represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The fair value of each RSU is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to RSUs is recognized over the requisite service period as adjusted for estimated forfeitures.

The following is a summary of the RSU activity for the years ended December 31, 2020 and 2019:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	382,098	$20.24
Granted	192,987	31.42
Vested	(85,153)	25.98
Forfeited	(46,005)	21.38
Unvested December 31, 2019	443,927	$23.88
Granted	3,112,382	0.67
Vested	(354,808)	19.38
Forfeited	(242,402)	6.54
Unvested December 31, 2020	2,959,099	$1.41

As of December 31, 2020 and 2019, the Company recorded approximately $1.7 million and $3.2 million, respectively, in compensation expense for the RSUs. As of December 31, 2020, the unrecognized stock-based compensation expense related to unvested RSUs was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

16.         Warrants

On September 26, 2014, the Company entered into an amendment to the SVB Loan Agreement with the Prior Lenders. In connection with the first tranche borrowings under such amendment, the Company issued 2,948 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $52.20 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and were amortized using the effective interest method from issuance to the maturity of the term loans. None of these warrants were exercised during the years ended December 31, 2020 or 2019.

On August 14, 2015, in connection with an amendment to the SVB Loan Agreement and first tranche borrowings thereunder, the Company issued 8,684 common stock warrants to the Prior Lenders to purchase shares of the Company’s common stock, with an exercise price of $40.30 per share. The warrants expire seven years from their respective issue date. The Company concluded that the warrants are considered equity instruments. The warrants were recognized at the relative fair value on the issuance date as a debt discount and were amortized using the effective interest method from issuance to the maturity of the note. None of these warrants were exercised during the years ended December 31, 2020 or 2019.

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

As a result of the March 2020 Public Offering and adjustment feature, the exercise price of all outstanding Series B Warrants has been adjusted to $0.35 per share and the number of shares of common stock reserved for and issuable upon the exercise of outstanding Series B Warrants has been adjusted to 567,660 underlying warrant shares as of December 31, 2020. The remaining Series B Warrants were exercised in full in February 2021.

On March 10, 2020, the Company closed an underwritten public offering under which it issued, as part of units and the exercise of an over-allotment option, 25,367,646 Series C Warrants, each to acquire one share of common stock at an exercise price of $0.68 per share, and 25,367,646 Series D Warrants, each to acquire one share of common stock at an exercise price of $0.68 per share. See Note 17 for a description of the public offering. As of March 9, 2021, 25,235,970 Series C Warrants and 24,094,899 Series D Warrants have been exercised.

The Series C Warrants and Series D Warrants are equity classified. The fair value of the Series C Warrants and Series D Warrants on the issuance date was determined using a Black-Scholes Merton model. The unit proceeds were then allocated to the Common Stock, Series A Preferred Stock, Series C Warrants, and Series D Warrants, respectively, based on their relative fair values. As a result, the Company determined that a beneficial conversion feature was created by the difference between the effective conversion price of the preferred stock and the fair value of the Company's Common Stock as of the issuance date. The Company therefore recorded a beneficial conversion feature of $0.4 million as a deemed dividend included in additional paid-in capital and an immediate charge to earnings available to common stockholders for the year ended December 31, 2020.

On May 10, 2017, in connection with the entry into the Innovatus Loan Agreement, the Company issued warrants to Innovatus to purchase shares of the Company’s common stock.  The warrants are issued on the funding date of each tranche and will expire five (5) years from such issue date. The warrants issued in connection with funding of the first tranche will entitle Innovatus to purchase up to 95,750 shares of the Company’s common stock at an exercise price of $13.00 per share. None of these warrants were exercised as of December 31, 2020 or 2019.

On September 12, 2017, the Company entered into a service agreement with a third-party vendor. In connection with the service agreement, the Company issued 73,076 common stock warrants (“Service Warrants”) to purchase shares of the Company’s common stock, with an exercise price of $13.00 per share. The Service Warrants vest as follow: (a) twenty-five percent (25%) on the date of execution of the services agreement; (b) fifty percent (50%) upon completion of hiring the sales team; and (c) the remaining twenty-five percent (25%) upon achieving cumulative product revenue of $15.0 million. The Service Warrants expire ten years from their issue date. The Company concluded that the Service Warrants are considered equity instruments. The fair value of the Service Warrants on the issuance date was determined using a Black-Scholes Merton model. The fair value of the remaining Service Warrants was updated each reporting period and the expense was recorded over the service period. In February 2018, the Company terminated its relationship with the vendor and accelerated the full vesting of the Service Warrants in accordance with the service agreement. There were no exercises of these warrants in 2020. During the year ended December 31, 2019, 15,385 of these warrants were exercised.

	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value
Outstanding at December 31, 2018	333,034	$13.39	3.7	$3.38
Exercised	(15,385)	13.00	0	—
Reserved for future issuance	1,753,523	1.39	2.2	1.22
Outstanding at December 31, 2019	2,071,172	$2.05	2.4	$1.34
Granted	50,735,292	0.68	2.4	0.19
Exercised	(4,911,764)	0.68	0	—
Exchanged	(2,040,757)	1.24	0	—
Reserved for future issuance	644,966	0.35	1.3	0.45
Outstanding at December 31, 2020	46,498,909	$0.71	2.4	$0.20

The aggregate intrinsic value of the common stock warrants in the above table was $0.2 million at each of December 31, 2020 and 2019. The aggregate intrinsic value is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the estimated fair market value of the applicable stock as of the respective dates.

17.         Equity Offerings

At-the-Market Offerings

On August 12, 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “2019 Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), and commenced an at-the-market offering (the “2019 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $25.0 million shares of the Company’s common stock, through Cantor, as sales agent. Sales of the common stock under the 2019 ATM Offering were made under the Company’s previously filed and currently effective shelf registration statement on Form S-3. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. Under the 2019 ATM Offering, the Company raised gross proceeds of $7.2 million and net proceeds of $7.0 million during the year ended December 31, 2019, and an additional $11.6 million of gross proceeds and $11.2 million of net proceeds during the year ended December 31, 2020.

On  October 9, 2020, the Company filed a prospectus supplement relating to an at-the-market offering with Cantor pursuant to which the Company  may could from time to time, at its option, up to an aggregate of $40.0 million of shares of the Company’s common stock, through Cantor as sales agent, pursuant to the 2019 Sales Agreement (the “2020 ATM Offering”). Sales of the common stock were made on the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on  February 10, 2020. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock.

The following table summarizes the total sales under the 2019 ATM Offering and 2020 ATM Offering for the period indicated (in thousands except for share and per share amounts):

	2019 ATM Offering	2019 ATM Offering	2020 ATM Offering
	For the year ended	For the year ended	For the year ended
	December 31, 2019	December 31, 2020	December 31, 2020
Total shares of common stock sold	1,374,686	6,687,846	16,320,793
Average price per share	$5.23	$1.73	$0.58
Gross proceeds	$7,193	$11,558	$9,264
Commissions earned by Cantor	$212	$347	$278
Net Proceeds	$6,981	$11,211	$8,986

From January 1, 2021 through the termination date of January 26, 2021, the Company has raised, under the 2020 ATM Offering, additional gross proceeds of $28.1 million through the sale of 19,120,037 shares of common stock.

Public Offerings of Securities

On March 10, 2020, the Company closed the March 2020 Public Offering and sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Unit. Each Class A Unit consists of one share of the Company’s common stock, one warrant to purchase one share of common stock that expires on the first anniversary of the date of issuance (collectively, the “Series C Warrants”), and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance (collectively, the “Series D Warrants”). Each Class B Unit consists of one share of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertible into one share of common stock, a Series C Warrant to purchase one share of common stock and a Series D Warrant to purchase one share of common stock. The Class A Units and Class B Units have no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants are immediately separable. In addition, the underwriter for the public offering exercised an overallotment option and purchased 3,308,823 Series C Warrants and 3,308,823 Series D Warrants.

The shares of Series A Preferred Stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company. With certain statutory exceptions, as described in the Series A Preferred Stock Certificate of Designation, the shares of Series A Preferred Stock have no voting rights. Each share of Series A Preferred Stock was convertible at any time at the holder’s option into one share of common stock, which conversion ratio was subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series A Preferred Stock Certificate of Designation. All of the shares of Series A Preferred Stock were converted to common stock by the holders by June 30, 2020. Upon conversion, the Company recorded $0.3 million as a deemed dividend as an immediate charge to earnings available to common stockholders for the year ended December 31, 2020. In accordance with the Series A Preferred Stock Certificate of Designation, the shares of Series A Preferred Stock regained the status of authorized and unissued shares of preferred stock.

The net proceeds to the Company from the March 2020 Public Offering were approximately $13.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. All shares of Series A Preferred Stock were converted into 7.9 million shares of common stock prior to June 30, 2020. Approximately 4.9 million Series C Warrants were exercised during the year ended December 31, 2020, generating net proceeds of $3.3 million. The Class A Units, the Class B Units, the Series A Preferred Stock, the Series C Warrants and the Series D Warrants (together with the shares of common stock underlying the shares of Series A Preferred Stock and such warrants) were offered under the Company’s previously filed Registration Statement on Form S-3, which registration statement expired in May 2020. The Company filed a new registration statement on Form S-1 covering the exercise of the outstanding Series C Warrants and Series D Warrants, which was declared effective by the SEC on May 27, 2020.

On July 6, 2020, the Company completed an underwritten public offering of 42,857,142 shares of its common stock, including the underwriter’s full exercise of an over-allotment option, at the public offering price per share of $0.35 per share, generating net proceeds of approximately $13.6 million. Following the offering, the exercise price of the outstanding Series B Warrants was adjusted to $0.35 per share and the number of shares of common stock underlying such warrants increased to 567,660 shares (see Note 16).

Firm Commitment Offering

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

Lincoln Park Purchase Agreement

On February 10, 2020, we entered into a purchase agreement, or the LPC 2020 Purchase Agreement, with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the LPC 2020 Purchase Agreement, including a limitation on the number of shares of common stock we can put to LPC and the pricing parameters for the sales.   In consideration for entering into the LPC 2020 Purchase Agreement, we issued to Lincoln Park 343,171 shares of Common Stock as commitment shares. We also committed to issue up to an additional 171,585 shares of Common Stock to Lincoln Park on a pro rata basis based on the number of shares Common Stock purchased by Lincoln Park pursuant to the LPC 2020 Purchase Agreement. No other shares were issued to Lincoln Park under the purchase agreement, and it was terminated in June 2020.

18.         Restructuring

During the fourth quarter of 2019, the Company announced the implementation of a restructuring plan to reduce operating expenses as the Company continues the global market development of the Senhance platform. Under the restructuring plan, the Company reduced headcount primarily in the sales and marketing functions and determined that the carrying value of its inventory exceeded the net realizable value due to a decrease in expected sales. The restructuring charges amounted to $8.8 million, of which $7.4 million was an inventory write down and was included in cost of product revenue and $1.4 million related to employee severance costs and was included as restructuring and other charges in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2019. During the year ended December 31, 2020, the Company continued the restructuring efforts with additional headcount reductions which resulted in $0.9 million related to severance costs. Payments under the restructuring plan concluded in 2020. During the year ended December 31, 2020, the activity related to the Company's restructuring liability, which is included in accrued expenses in the consolidated balance sheet, was as follows:

Restructuring Liability
(In thousands)
Balance at December 31, 2019	$882
Amount charged to operating expenses	851
Cash payments	(1,733)
Balance at December 31, 2020	$—

19.         Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, warrants and preferred stock. For the year ended  December 31, 2020, the effects of the Series A Preferred Stock beneficial conversion charge and conversion are included in the calculation of net loss attributable to common stockholders. No adjustments have been made to the weighted average outstanding common shares figures for the years ended December 31, 2020 or 2019 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31
	2020	2019
Stock options	4,361,872	1,830,958
Stock warrants	46,498,909	2,071,172
Nonvested restricted stock units	2,959,099	443,927
Total	53,819,880	4,346,057

20.         Related Person Transactions

A member of the Company's Board of Directors is an executive officer of Sofar S.p.A. Various equipment was purchased by the Company from Sofar S.p.A. and totaled approximately $74,000 and $26,000 for the years ended December 31, 2020 and 2019, respectively.

In March 2018, Asensus Surgical Europe S.à.R.L entered into a Service Supply Agreement with 1 Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in 1 Med S.A. Expenses under the Service Supply Agreement were approximately $110,000 and $12,000 for the years ended December 31, 2020 and 2019, respectively.

21.         Commitments and Contingencies

Contingent Consideration

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition using a combination of cash, stock and potential post-acquisition milestone payments. These milestone payments may be payable in the future, depending on the achievement of certain commercial milestones. On December 30, 2016, the Company entered into an Amendment to restructure the terms of the Second Tranche of the Cash Consideration. Under the Amendment, the Second Tranche was restructured to reduce the contingent cash consideration by €5.0 million in exchange for the issuance of 286,360 shares of the Company’s common stock with an aggregate fair market value of €5.0 million.  The fair value of the contingent consideration was $3.9 million and $1.1 million as of December 31, 2020 and 2019, respectively.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s consolidated financial statements for legal contingencies for the years ended December 31, 2020 and 2019.

Operating Leases

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

Many of the Company’s leases include base rental periods coupled with options to renew or terminate the lease, generally at the Company’s discretion.  In evaluating the lease term, the Company considers whether renewal is reasonably certain.  To the extent a significant economic incentive exists to renew the lease, the option is included within the lease term.  Based on the Company’s leases, renewal options generally do not provide a significant economic incentive and are therefore excluded from the lease term. The ROU asset is included in other long-term assets on the consolidated balance sheets.  The current portion of operating lease liabilities are presented within accrued liabilities while the non-current portion of operating lease liabilities are presented within other long-term liabilities on the consolidated balance sheets and represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate, which ranges between 6.1% and 8.5% based on the terms of the lease.  The weighted average discount rate was 8.2% and 7.8% as of December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, the right-of-use asset totaled $1.2 million and is included within other long-term assets on the consolidated balance sheet and the lease liability totaled $1.3 million, of which $0.7 million is classified as current within accrued expenses and $0.6 million is classified as non-current and makes up the full balance of other long term liabilities on the consolidated balance sheet.  Operating lease costs for the year ended December 31, 2020 totaled $1.5 million and are included within operating expenses in the consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of December 31, 2020 was 1.8 years. Total cash paid for operating leases during the year ended December 31, 2020 was $1.5 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

As of December 31, 2019, the right-of-use asset totaled $2.3 million and is included within other long-term assets on the consolidated balance sheet and the lease liability totaled $2.5 million, of which $1.1 million is classified as current within accrued expenses and $1.4 million is classified as non-current and makes up the full balance of other long term liabilities on the consolidated balance sheet.  Operating lease costs for the year ended December 31, 2019 totaled $1.4 million and are included within operating expenses in the consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of December 31, 2019 was 2.6 years. Total cash paid for operating leases during the year ended December 31, 2019 was $1.7 million and is included within cash flows from operating activities within the consolidated statement of cash flows.

The following table presents the minimum lease payments as of December 31, 2020 (in thousands):

Fiscal Year
2021	$883
2022	404
2023	120
2024	5
2025	—
Thereafter	—
Total minimum lease payments	$1,412
Less: Amount of lease payments representing interest	(151)
Present value of future minimum lease payments	$1,261

The following table presents the minimum lease payments as of December 31, 2019 (in thousands):

Fiscal Year
2020	$1,372
2021	716
2022	454
2023	207
2024	28
Thereafter	—
Total minimum lease payments	$2,778
Less: Amount of lease payments representing interest	(266)
Present value of future minimum lease payments	$2,512

On November 2, 2009, Asensus Surgical US, Inc. (“Asensus Surgical US”) entered into an operating lease for its corporate offices for a period of five years commencing in April 2010. On June 12, 2014, the Company entered into a lease amendment extending the term of the lease for a period of 3 years and 2 months commencing on May 1, 2015 and expiring on June 30, 2018, with an option to renew for an additional three years. On January 8, 2018, the Company entered into a lease amendment extending the term of the lease for a period of eighteen months commencing on July 1, 2018 and expiring on December 31, 2019, with an option to renew for an additional five years. On June 10, 2019, the Company entered into a lease amendment extending the term of the lease for an additional twelve months commencing on January 1, 2020 and expiring on December 31, 2020, with no option to renew. The Company’s current North Carolina lease was extended for three months and expires on March 31, 2021.

In July 2020, Asensus Surgical US, entered into a lease agreement for new office, lab and warehouse space in Durham, North Carolina. The lease is expected to commence in the first quarter of 2021, has an initial lease term of 125 months following commencement, and includes tenant options to extend the lease term for up to two additional five-year periods. Monthly base rent payments begin five months after the commencement date and are subject to annual escalations. Total base rent payments over the initial 125-month term shall be approximately $5.0 million. A proportionate share of building operating costs and ad valorem property taxes are also due monthly. In conjunction with entering into the lease, Asensus Surgical US obtained a standby letter of credit issued by Silicon Valley Bank for approximately $0.5 million for the benefit of the landlord and has been required to increase restricted cash held with Silicon Valley Bank by $0.5 million. The Company has executed a guaranty for the payment and performance of obligations incurred under the lease.

On May 12, 2016, Asensus Surgical Italia S.r.l. entered into an operating lease for research and development and demonstration facilities for a period of six years commencing in July 2016. On April 15, 2019, Asensus Surgical Israel Ltd entered into an operating lease for research and development facilities for a period of five years commencing in April 2019. On April 25, 2018, TransEnterix Japan K.K. entered into an operating lease for office space for a period of five years commencing in April 2018. On July 1, 2018, Asensus Surgical Europe S.à.R.L entered into an operating lease for office space for a period of five years commencing in July 2018. Rent expense was approximately $1.5 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

License and Supply Agreements

As discussed in Note 3, in September 2015, the Company completed the Senhance Acquisition. As part of this transaction, the Company assumed certain license and supply agreements. Commitments under these agreements amount to approximately $3.5 million in 2021, $0.5 million in 2022, $0.5 million in 2023, $0.5 million in 2024, and $0.5 million thereafter until termination in 2027. Payments under these arrangements generally become due and payable only upon the achievement of certain milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount.

The Company has placed orders with various suppliers for the purchase of certain tooling, supplies and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months.

22.          Subsequent Events

Financings

On January 12, 2021, the Company sold, in a registered direct offering, 25,000,000 shares of common stock at a purchase price per share of $1.25 for aggregate gross proceeds of $31.25 million, and net proceeds of $28.8 million.

On January 29, 2021, the Company completed an underwritten public offering of 26,725,832 shares of its common stock, including the underwriter’s full exercise of an over-allotment option on February 1, 2021, at the public offering price of $3.00 per share, generating net proceeds of approximately $73.5 million.

As of the date of this filing Series B, C and D warrants have been exercised during 2021 for aggregate proceeds to the Company of $30.4 million.

From January 1, 2021 through to the date of this filing the following table summarizes the total sales under the 2020 ATM Offering (in thousands except for per share amounts). The 2020 ATM Offering was terminated on January 26, 2021.

Total shares of common stock sold	19,120
Average price per share	$1.47
Gross proceeds	$28,100
Commissions earned by Cantor	$843
Net Proceeds	$27,257

Name change

Effective on February 23, 2021, the Company changed its name from TransEnterix, Inc. to Asensus Surgical, Inc. On March 5, 2021, the ticker symbol of the Company’s common stock on the NYSE American changed from “TRXC” to “ASXC.”

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

For the year ended December 31, 2020, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the original framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

As of December 31, 2020, we are a non-accelerated filer, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9.B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2021.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2021.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company currently has one equity compensation plan under which it makes awards, the TransEnterix, Inc. Amended and Restated Incentive Compensation Plan (the “Plan”). The Plan was originally approved by the Board of Directors of the Company, or the Board, and adopted by the majority of our stockholders on November 13, 2007. The Plan was subsequently amended, approved by the Board, and approved by stockholders as follows:

No.	Amendment Purpose	Date of Stockholders’ approval
1	increase the number of shares of common stock authorized under the Plan to 918,462 shares, and to make other changes	May 7, 2015
2	increase the number of shares reserved for issuance under the Plan to 1,456,923 shares, and to make other changes	June 8, 2016
3	increase the number of shares reserved for issuance under the Plan to 1,995,385 shares	May 25, 2017
4	increase the number of shares reserved for issuance under the Plan to 3,149,231 shares	May 24, 2018
5	increase the number of shares reserved for issuance under the Plan to 4,072,308 shares, and to make other changes	April 24, 2019
6	increase the number of shares reserved for issuance under the Plan to 10,072,307 shares, and to make other changes	June 8, 2020

The Plan is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. In connection with the 2013 merger transaction with SafeStitch Medical, Inc., or the Merger, we assumed all of the options that were issued and outstanding immediately prior to the Merger as issued by Asensus Surgical US, Inc., and adjusted based on the Merger at the exchange ratio, which are now exercisable for approximately 32,590 shares of common stock. Such options were granted under the TransEnterix, Inc. 2006 Stock Plan (the “2006 Plan”) which was assumed by the Company in the Merger. The 2006 Plan is maintained solely for the purpose of the stock options granted under such 2006 Plan that remain outstanding; no future awards are authorized to be made under the 2006 Plan.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and other equity awards as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options and other equity awards (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by security holders	7,089,363	10.76	2,076,152
Equity compensation plans not approved by security holders (3)	230,490	4.38	0
Total	7,319,853	10.50	2,076,152

_____________________________

(1)

Includes 4,180,264 shares underlying outstanding stock options awarded under the Plan, 2,589,099 restricted stock units awarded under the Plan, and 320,000 performance-based restricted stock units awarded under the Plan.

(2)	These shares are all available for future awards under the Plan.

(3)

Represents 30,490 shares underlying outstanding stock options awarded prior to the Merger under the 2006 Plan and assumed in the Merger and 200,000 shares underlying outstanding stock options, restricted stock units, and performance-based restricted stock units issued as an employment inducement grant as an exception to the NYSE American stockholder approval rules.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2021.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 30, 2021.

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

3.1.1

Amended and Restated Certificate of Incorporation of Asensus Surgical, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 25, 2021 and incorporated by reference herein).

3.1.2

Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Asensus Surgical, Inc. (filed as Exhibit 3.2 to our Current Report on Form 8‑K, filed with the SEC on February 25, 2021 and incorporated by reference herein).
4.1 *	Specimen Certificate for Common Stock of Asensus Surgical, Inc.
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

Exhibit No.	Description
4.8 *	Description of Listed Securities
10.1 +

Employment Agreement, dated March 6, 2018, and effective as of March 1, 2018, by and between the Registrant and Anthony Fernando (filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 8, 2018 and incorporated by reference herein).

10.2+

Employment Agreement, dated August 14, 2020, by and between TransEnterix Canada, Inc., on behalf of the Registrant, and Shameze Rampertab (filed as Exhibit 10.1 to our Current Report on Form 8-K/A, filed with the SEC on August 14, 2020 and incorporated by reference herein).

10.2.1+

Amendment to Employment Agreement, dated September 16, 2020, by and between TransEnterix Canada, Inc., on behalf of the Registrant, and Shameze Rampertab (filed as Exhibit 10.1.2 to our Registration Statement on Form S-8, filed with the SEC on November 6, 2020 and incorporated by reference herein).

10.2.2+

TransEnterix, Inc. Employment Inducement Performance Restricted Stock Unit Award Agreement, dated as of August 24, 2020, by and between the Registrant and Shameze Rampertab (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020 and incorporated by reference herein).

10.2.3+

TransEnterix, Inc. Employment Inducement Restricted Stock Unit Award Agreement, dated as of August 24, 2020, by and between the Registrant and Shameze Rampertab (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020 and incorporated by reference herein).

10.2.4+

TransEnterix, Inc. Employment Inducement Stock Option Award Agreement, dated as of August 24, 2020, by and between the Registrant and Shameze Rampertab (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020 and incorporated by reference herein).

10.3 +

TransEnterix, Inc. 2006 Stock Plan, as amended on November 29, 2011 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-191011), filed with the SEC on September 5, 2013 and incorporated by reference herein).

10.4 + *	Asensus Surgical, Inc. Amended and Restated Incentive Compensation Plan, as amended and restated effective June 8, 2020 (the “Plan”).
10.4.1 +*	Appendix C to the Asensus Surgical, Inc. Amended and Restated Incentive Compensation Plan.
10.4.2 + *	Form of Employee Stock Option Agreement pursuant to the Plan.
10.4.3 + *	Form of Employee Restricted Stock Unit Agreement pursuant to the Plan.
10.4.4 + *	Form of Employee Performance-Based Restricted Stock Unit Agreement pursuant to the Plan.
10.4.5 + *	Form of Non-Employee Director Stock Option Agreement pursuant to the Plan.
10.4.6 + *	Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Plan.
10.4.7 + *	Form of Non-Employee Director Other Stock Award Agreement
10.4.8 + *	Form of Non-Employee Director Stock Option Grant in Lieu of Cash Retainer
10.5 ++

License Contract between the European Union and Vulcanos S.r.l. (now known as Asensus Surgical Italia S.r.l.), dated September 18, 2015 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2015 and incorporated by reference herein).

10.6

Amended and Restated AutoLap System Sale Agreement, dated October 15, 2019, by and between the Registrant and Great Belief International Limited (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 17, 2019 and incorporated by reference herein).

10.7

Loan and Security Agreement, dated May 23, 2018, with the several banks and other financial institutions or entities from time to time party to the Loan Agreement as Lenders and Hercules Capital, Inc., as administrative agent and collateral agent (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018 and incorporated by reference herein).

Exhibit No.	Description
10.7.1

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

10.7.2

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

10.8 + *	Asensus Surgical, Inc. Non-Employee Director Compensation Program, effective July 1, 2020
10.9

Form of Series B Warrants Exchange Agreement dated February 24, 2020, among TransEnterix, Inc. and the Series B Warrant holders signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2020 and incorporated by reference herein).

10.10

Promissory Note, dated April 18, 2020, by and between TransEnterix, Inc. and City National Bank, a national banking association (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2020 and incorporated by reference).

10.11

Form of Securities Purchase Agreement dated January 12, 2021, by and among the Registrant and the Purchasers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2021 and incorporated by reference).

21.1 *	Subsidiaries of the Registrant.
23.1 *	Consent of BDO USA, LLP.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

+	A management contract, compensatory plan or arrangement required to be separately identified.
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

March 11, 2021	Asensus Surgical, Inc.

	By:	/s/ Anthony Fernando
Anthony Fernando
President, Chief Executive Officer
and a Director
(principal executive officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of Asensus Surgical, Inc., hereby severally constitute and appoint Anthony Fernando and Shameze Rampertab, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution in him for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Anthony Fernando	President, Chief Executive Officer and a Director	March 11, 2021
Anthony Fernando	(principal executive officer)

/s/ Shameze Rampertab	Executive Vice President and Chief Financial Officer	March 11, 2021
Shameze Rampertab	(principal financial officer and principal accounting officer)

/s/ Paul A. LaViolette	Chairman of the Board and a Director	March 11, 2021
Paul A. LaViolette

/s/ Andrea Biffi	Director	March 11, 2021
Andrea Biffi

/s/ Jane H. Hsaio	Director	March 11, 2021
Jane H. Hsaio, Ph.D.

/s/ David B. Milne	Director	March 11, 2021
David B. Milne

/s/ Richard C. Pfenniger, Jr.	Director	March 11, 2021
Richard C. Pfenniger, Jr.

/s/ William N. Starling, Jr.	Director	March 11, 2021
William N. Starling, Jr.