Form 10-Q
period 2021-03-31
ASENSUS SURGICAL, INC.
filed 2021-05-11
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

FORM 10-Q

_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to

Commission File Number 0-19437

_________________________________________________

ASENSUS SURGICAL, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	ASXC	NYSE American

The number of shares outstanding of the registrant’s common stock, as of May 7, 2021 was 233,186,653.

ASENSUS SURGICAL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including the impact of the coronavirus (COVID-19) pandemic on our operating results. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Condensed Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the Asensus Surgical, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (the “Fiscal 2020 Form 10-K”), and other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. To the extent that our business is negatively impacted due to a variety of factors, including the impact of COVID-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impact. References in this report to “we,” “our,” “us,” or the “Company” refer to Asensus Surgical, Inc., including its subsidiaries Asensus Surgical US, Inc., SafeStitch LLC, Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.à.r.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Product	$1,704	$242
Service	379	358
Total revenue	2,083	600

Cost of revenue:
Product	2,380	913
Service	732	825
Total cost of revenue	3,112	1,738

Gross loss	(1,029)	(1,138)
Operating Expenses:
Research and development	4,215	3,934
Sales and marketing	3,053	4,253
General and administrative	3,992	3,349
Amortization of intangible assets	2,867	2,564
Change in fair value of contingent consideration	257	1,056
Restructuring and other charges	-	858
Total Operating Expenses	14,384	16,014

Operating Loss	(15,413)	(17,152)
Other Expense, net
Change in fair value of warrant liabilities	(1,981)	(155)
Interest income	52	27
Interest expense	(7)	-
Other expense, net	(29)	(15)
Total Other Expense, net	(1,965)	(143)

Loss before income taxes	(17,378)	(17,295)
Income tax benefit	38	697

Net loss	(17,340)	(16,598)
Deemed dividend related to beneficial conversion feature of preferred stock	-	(412)
Net loss attributable to common stockholders	(17,340)	(17,010)

Comprehensive loss:
Net loss	(17,340)	(16,598)
Foreign currency translation loss	(1,938)	(872)

Comprehensive loss	$(19,278)	$(17,470)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.08)	$(0.59)
Weighted average number of shares used in computing net loss per common share - basic and diluted	$204,992	$28,906

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$165,245	$16,363
Accounts receivable, net	2,306	1,115
Inventories	11,181	10,034
Other current assets	3,593	6,501
Total Current Assets	182,325	34,013

Restricted cash	1,149	1,166
Inventories, net of current portion	7,656	8,813
Property and equipment, net	9,179	10,342
Intellectual property, net	18,591	22,267
Net deferred tax assets	288	307
Operating lease right-of-use assets, net	4,234	1,164
Other long term assets	193	186
Total Assets	$223,615	$78,258

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,327	$1,965
Accrued expenses	3,830	6,301
Deferred revenue - current portion	892	789
Notes payable - current portion, net of debt discount	2,459	1,228
Total Current Liabilities	9,508	10,283

Long Term Liabilities:
Contingent consideration	4,193	3,936
Notes payable, less current portion	356	1,587
Warrant liabilities	-	255
Noncurrent operating lease liabilities	3,640	628
Total Liabilities	17,697	16,689

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2021 and December 31, 2020; 232,716,797 and 116,231,072 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	233	116
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	944,907	781,397
Accumulated deficit	(740,252)	(722,912)
Accumulated other comprehensive income	1,030	2,968
Total Stockholders' Equity	205,918	61,569
Total Liabilities and Stockholders' Equity	$223,615	$78,258

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2020	116,231	$116	-	$-	-	$-	$781,397	$(722,912)	$2,968	$61,569
Stock-based compensation	-	-	-	-	-	-	1,786	-	-	1,786
Issuance of common stock, net of issuance costs	70,666	71	-	-	-	-	129,251	-	-	129,322
Exercise of stock options and warrants	45,114	45	-	-	-	-	32,687	-	-	32,732
Award of restricted stock units	706	1	-	-	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	67	-	(214)	-	-	(214)
Cancellation of treasury stock	-	-	-	-	(67)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,938)	(1,938)
Net loss	-	-	-	-	-	-	-	(17,340)	-	(17,340)
Balance, March 31, 2021	232,717	233	-	-	-	-	944,907	(740,252)	1,030	$205,918

Balance, December 31, 2019	20,691	$21	-	$-	-	-	$720,484	$(663,600)	$(1,370)	$55,535
Stock-based compensation	-	-	-	-	-	-	1,923	-	-	1,923
Issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	14,122	14	7,937	79	-	-	13,432	-	-	13,525
Issuance of common stock, net of issuance costs	7,030	7	-	-	-	-	11,205	-	-	11,212
Conversion of preferred stock to common stock	3,053	3	(3,053)	(30)	-	-	27	-	-	-
Exchange of shares for Series B Warrants	2,041	2	-	-	-	-	2,468	-	-	2,470
Award of restricted stock units	141	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	28	-	(33)	-	-	(33)
Cancellation of treasury stock	-	-	-	-	(28)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(872)	(872)
Net loss	-	-	-	-	-	-	-	(16,598)	-	(16,598)
Balance, March 31, 2020	47,078	47	4,884	49	-	-	749,506	(680,198)	(2,242)	$67,162

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(17,340)	$(16,598)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	802	570
Amortization of intangible assets	2,867	2,564
Stock-based compensation	1,786	1,923
Deferred tax benefit	(38)	(697)
Write down of inventory	122	-
Change in fair value of warrant liabilities	1,981	155
Change in fair value of contingent consideration	257	1,056

Changes in operating assets and liabilities:
Accounts receivable	(1,608)	(340)
Inventories	(162)	(1,063)
Other current and long term assets	(21)	(76)
Accounts payable	242	509
Accrued expenses	(2,290)	(433)
Deferred revenue	128	83
Noncurrent operating lease liabilities	3,037	(130)
Net cash and cash equivalents used in operating activities	(10,237)	(12,477)

Investing Activities:
Purchase of property and equipment	(395)	(2)
Net cash and cash equivalents used in investing activities	(395)	(2)

Financing Activities:
Proceeds from issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	-	13,525
Proceeds from issuance of common stock, net of issuance costs	129,322	11,212
Taxes paid related to net share settlement of vesting of restricted stock units	(214)	(33)
Proceeds from exercise of stock options and warrants	30,497	-
Net cash and cash equivalents provided by financing activities	159,605	24,704

Effect of exchange rate changes on cash and cash equivalents	(108)	(51)
Net increase in cash, cash equivalents and restricted cash	148,865	12,174
Cash, cash equivalents and restricted cash, beginning of period	17,529	10,567
Cash, cash equivalents and restricted cash, end of period	$166,394	$22,741

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$-	$1,958
Acquisition of property and equipment in accounts payable	$191	$-
Reclass of warrant liability to common stock and additional paid-in-capital	$2,236	-
Lease liabilities arising from obtaining right-of-use assets	$3,427	$-
Exchange of common stock for Series B Warrants	$-	$2,470
Transfer of in-process research and development to intellectual property	$-	$2,425
Conversion of preferred stock to common stock	$-	$30

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Capitalization

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

•	In Japan, the Company has received regulatory approval and reimbursement for 98 laparoscopic procedures.

•	The Senhance System has received its registration certificate by the Russian medical device regulatory agency, Roszdravnadzor, allowing for its sale and utilization throughout the Russian Federation.

In 2020, the Company obtained regulatory clearance for the Senhance ultrasonic system in Taiwan and Japan. On March 13, 2020 the Company announced that it received FDA clearance for the Intelligent Surgical Unit™ (ISU™) for use with the Senhance System. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On September 23, 2020, the Company announced the first surgical procedures successfully completed using the ISU. On January 19, 2021, the Company announced that it received CE Mark for the ISU. Finally, in the EU, the Company expanded its claims for the Senhance System to include pediatric patients, allowing accessibility to more surgeons and patients, as well as expanding its potential market to include pediatric hospitals in Europe. The Company anticipates the robotic precision provided by the Senhance System, coupled with the already available 3 mm instruments, will prove to be an effective tool in surgery with smaller patients.

On October 31, 2018, the Company acquired the assets, intellectual property and highly experienced multidisciplinary personnel of MST Medical Surgical Technologies, Inc., or MST, an Israeli-based medical technology company.  Through this acquisition the Company acquired MST’s AutoLap™ assets and technology, one of the only image-guided robotic scope positioning systems with FDA clearance and CE Mark.  The Company believes MST’s image analytics technology will accelerate and drive meaningful Senhance System developments and allow the Company to expand the Senhance System to add augmented, intelligent vision capability. The Company sold the AutoLap assets in October 2019, while retaining the core technology.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2020 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) have been condensed or omitted in the accompanying interim condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Liquidity

The Company had an accumulated deficit of $740.3 million and working capital of $172.8 million as of March 31, 2021. The Company has not established sufficient sales revenues to cover its operating costs and believes it may require additional capital in the future to proceed with its operating plan.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

In the first quarter of 2021, the Company has raised additional capital through equity offerings, including raising net proceeds of $73.4 million in the January 2021 public offering, $28.6 million in the January 2021 registered direct offering, and $27.3 million in the 2020 ATM Offering. Also, Series B, C and D warrants have been exercised in the three months ended March 31, 2021 for aggregate proceeds to the Company of $30.5 million. As of March 31, 2021, the Company had cash and cash equivalents, excluding restricted cash, of approximately $165.2 million.

While the Company believes that its existing cash and cash equivalents as of March 31, 2021 will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it may need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

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

Principles of Consolidation and Foreign Currency Considerations

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Asensus Surgical US, Inc., SafeStitch LLC, Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.à.r.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the condensed consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 were not significant.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted cash as of March 31, 2021 and December 31, 2020 includes $1.1 million and $1.2 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, and automobile leases.

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

The Company’s accounts receivable are derived from sales to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provided reserves for potential credit losses and recorded no bad debt charges during the three months ended March 31, 2021 and 2020. The Company had two customers who constituted 74% of the Company’s net accounts receivable as of March 31, 2021. The Company had seven customers who constituted 68% of the Company’s net accounts receivable at December 31, 2020. The Company had one customer who accounted for 57% of revenue in the three months ended March 31, 2021 and eleven customers who accounted for 80% of revenue in the three months ended March 31, 2020.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts was determined on a customer specific basis based on deemed collectability. The allowance for doubtful accounts was $1.7 million and $1.8 million as of March 31, 2021 and December 31, 2020, respectively.

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

Identifiable Intangible Assets

Definite-Lived Intangible Assets - Intellectual Property

Intellectual property consists of purchased patent rights and developed technology acquired as part of previous business acquisitions. Amortization of the patent rights is recorded using the straight-line method over the estimated useful life of the patents of 10 years. Amortization of the developed technology is recorded using the straight-line method over the estimated useful life of 5 to 7 years.

The Company periodically evaluates intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the three months ended March 31, 2021 and 2020.

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

The Company reviews its property and equipment assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. The Company did not identify any impairment during the three months ended March 31, 2021 and 2020.

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

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System. Under the terms of the Purchase Agreement, as amended in 2016, as of March 31, 2021 the Company has accrued $4.2 million of estimated fair value of remaining contingent consideration which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

Warrant Liabilities

The Company’s Series B Warrants (see Note 10) were measured at fair value using a simulation model which took into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 3). The warrant liability was revalued at each reporting period and changes in fair value were recognized in the condensed consolidated statements of operations and comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. All outstanding Series B Warrants were exercised in the first quarter 2021.

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

The Company’s System sale arrangements generally contain multiple products and services. For these consolidated sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the consolidated package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s System sale arrangements may include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system services.

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

The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations as follows:

•

System sales. For Systems and System components sold directly to end customers (including those arising from System purchases under lease rights to purchase), revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For Systems sold through distributors, for which distributors are responsible for installation, revenue is recognized generally at the time of shipment. The Company’s System arrangements generally do not provide a right of return. The Systems are generally covered by a one-year warranty. Warranty costs were not material for the periods presented.

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

The following table presents revenue disaggregated by type and geography:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
U.S.
Systems	$93	$30
Instruments and accessories	62	60
Services	98	69
Total U.S. revenue	253	159

Outside of U.S. ("OUS")
Systems	1,172	39
Instruments and accessories	377	113
Services	281	289
Total OUS revenue	1,830	441

Total
Systems	1,265	69
Instruments and accessories	439	173
Services	379	358
Total revenue	$2,083	$600

The Company recognizes sales by geographic area based on the country in which the customer is based. Operating lease revenue from Senhance System Leasing is included as Systems in the above table and was approximately $0.3 million and $0.1 million in the three months ended March 31, 2021 and 2020, respectively.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.5 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended March 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million and $0.2 million, respectively. The aggregate amount of transaction price allocated to performance obligations that remain unsatisfied as of March 31, 2021 was $3.5 million, which is expected to be recognized as revenue over one to three years.

In connection with assets recognized from the costs to obtain a contract with a customer, the Company determined that the sales incentive programs for its sales team do not meet the requirements to be capitalized as the Company does not expect to generate future economic benefits from the related revenue from the initial sales transaction and such costs are expensed as incurred.

Senhance System Leasing

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the right to purchase the leased System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the System.

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the Senhance System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. All such arrangements through March 31, 2021 are classified as operating leases.

Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon System usage and is presented as product revenue. Revenue related to lease elements from operating lease arrangements was approximately $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor, and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million and $0 million, respectively, of expenses for inventory obsolescence related to certain System components.

Research and Development Costs

Research and development expenses primarily consist of engineering, product development and regulatory expenses, incurred in the design, development, testing and enhancement of our products. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company recognizes expenses for share-based awards exchanged for services rendered equal to the estimated fair value of these awards over the requisite service period. The Company recognizes as expense, the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the Company’s historical volatility. The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company estimates forfeitures based on its historical experience and adjust the estimated forfeiture rate based upon actual experience. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained.

The fair value of restricted stock units is determined by the market price of the Company’s common stock on the date of grant.

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $1.8 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

Approximately 78% and 27% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2021 and December 31, 2020, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include intellectual property, other current assets, property and equipment, cash, accounts receivable, other long-term assets and inventory of $49.5 million and $56.8 million as of March 31, 2021 and December 31, 2020, respectively. Total assets outside of the United States amounted to 22% and 73% of total consolidated assets as of March 31, 2021 and December 31, 2020, respectively.  Long-lived assets in the U.S. were 20% and 11%, Italy were 41% and 48%, and Switzerland were 38% and 41%, as of March 31, 2021 and December 31, 2020, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended March 31, 2021 and 2020, 12% and 27%, respectively, of net revenue were generated in the United States; while 21% and 48%, respectively, were generated in Europe; and 67% and 25% were generated in Asia.

Impact of Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740, Income Tax and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021; the adoption did not result in a material impact on the Company's financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40) guidance on the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is currently evaluating the impact on the condensed consolidated financial statements upon adoption.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its condensed consolidated statements of operations and comprehensive loss, balance sheets, or statements of cash flows.

3.	Fair Value

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

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

The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of March 31, 2021 and December 31, 2020 approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of March 31, 2021 and December 31, 2020, as the interest rate on the notes payable approximates the rates available to the Company as of this date.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2021
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$165,245	$-	$-	$165,245
Restricted cash	1,149	-	-	1,149
Total assets measured at fair value	$166,394	$-	$-	$166,394
Liabilities measured at fair value
Contingent consideration	$-	$-	$4,193	$4,193
Total liabilities measured at fair value	$-	$-	$4,193	$4,193

	December 31, 2020
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$16,363	$-	$-	$16,363
Restricted cash	1,166	-	-	1,166
Total assets measured at fair value	$17,529	$-	$-	$17,529
Liabilities measured at fair value
Contingent consideration	$-	$-	$3,936	$3,936
Warrant liabilities	-	-	255	255
Total liabilities measured at fair value	$-	$-	$4,191	$4,191

The Company’s financial liabilities consisted of contingent consideration payable to Sofar related to the Senhance Acquisition in September 2015. This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions, and applying a probability to each outcome. The increase in fair value of the contingent consideration of $0.3 million for the three months ended March 31, 2021 was primarily due to a lower discount rate, increased volatility, and the passage of time. The increase in fair value of the contingent consideration of $1.1 million for the three months ended March 31, 2020 was primarily due to a change in the Company's long-term forecast. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company uses a probability-weighted income approach for estimating the fair value of the contingent consideration. The significant unobservable inputs used in this approach include estimates of amounts and timing of stated milestones and the discount rate.

On April 28, 2017, the Company sold 24.9 million units (the “Units”), each consisting of approximately 0.077 shares of the Company's Common Stock, a Series A warrant to purchase approximately 0.077 shares of Common Stock with an exercise price of $13.00 per share (the “Series A Warrants”), and a Series B warrant to purchase approximately 0.058 shares of Common Stock with an exercise price of $13.00 per share (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”), at an offering price of $1.00 per Unit. All of the Series A Warrants were exercised prior to the expiration date of October 31, 2017. As of December 31, 2020, 567,660 Series B Warrants were outstanding with an exercise price of $0.35 per share. All outstanding Series B Warrants were exercised in the first quarter 2021.

The change in fair value of the Series B warrants for the three months ended March 31, 2021 and 2020 of an increase of $2.0 million and an increase of $0.2 million, respectively, was included in the Company’s condensed consolidated statements of operations and comprehensive loss. The increase in fair value of the Series B warrants of $2.0 million for the three months ended March 31, 2021 was primarily due to an increase in share price, a lower discount rate, increased volatility, and the passage of time. The change in fair value was the final remeasurement upon exercise of the Series B warrants on February 8, 2021. All Series B warrants have been exercised as of March 31, 2021. The increase in fair value of the Series B warrants prior to their exercise of $0.2 million for the three months ended March 31, 2020 was primarily due to a lower discount rate, decreased volatility, and the passage of time. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

	For the three months ended March 31,	December 31,
Series B Warrants	2021	2020

Valuation methodology	Black-Scholes-Merton	Black-Scholes-Merton
Term (years)	1.22	1.32
Risk free rate	0.07%	0.10%
Dividends	-	-
Volatility	174%	150.97%
Share price	$4.21	$0.63

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration as of March 31, 2021 and December 31, 2020:

			Weighted Average (range, if applicable)
	Valuation	Significant	March 31,			December 31,
	Methodology	Unobservable Input	2021			2020

Contingent consideration	Probability weighted income approach	Milestone dates	2024	to	2029	2024	to	2029
		Discount rate		9.25%		9.5%	to	15.75%

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and the contingent consideration for the three months ended March 31, 2021:

	Fair Value Measurement at Reporting Date (Level 3)
	(in thousands)
	Common stock warrants	Contingent consideration
Balance at December 31, 2020	$255	$3,936
Exercise of warrants	(2,236)	-
Change in fair value	1,981	257
Balance at March 31, 2021	$-	$4,193

Current portion	$-	$-
Long-term portion	-	4,193
Balance at March 31, 2021	$-	$4,193

4.	Inventories

The components of inventories are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Finished goods	$11,841	$10,749
Raw materials	6,996	8,098
Total inventories	$18,837	$18,847

Current portion	$11,181	$10,034
Long-term portion	7,656	8,813
Total inventories	$18,837	$18,847

During the three months ended March 31, 2021, the Company recorded a $0.1 million charge for inventory obsolescence related to certain system components. There were no such write-downs or charges for the three months ended March 31, 2020.

5.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(52,465)	$1,950	$18,323
Technology and patents purchased	400	(172)	40	268
Total intellectual property	$69,238	$(52,637)	$1,990	$18,591

	December 31, 2020
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(51,734)	$4,872	$21,976
Technology and patents purchased	400	(168)	59	291
Total intellectual property	$69,238	$(51,902)	$4,931	$22,267

The weighted average remaining useful life of the developed technology and technology and patents purchased was 2.0 years and 6.0 years, respectively as of March 31, 2021.

6.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of -0.1% for the year ending December 31, 2021. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 0.2% and 3.8%, respectively.

The Company incurred losses for the three-month period ended March 31, 2021 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

The deferred tax benefit during the three months ended March 31, 2021 and 2020, was approximately $0.0 million and $0.7 million, respectively. The current tax expense (benefit) during the three months ended March 31, 2021 and 2020, was approximately ($0.04) million and $0.02 million, respectively.

At March 31, 2021, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2021; no GILTI tax has been recorded for the three months ended March 31, 2021 or 2020.

7.	Notes Payable – Payroll Protection Program

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

Any forgiveness of the Promissory Note will be subject to approval by the SBA and the Lender. The Company recognizes that its restructuring activities unrelated to COVID-19 led to a decrease in the number of employees and, the Company may not be able to comply with the available safe harbor and savings provisions of the CARES Act, therefore, not all of the Promissory Note may be eligible for forgiveness. The Company submitted its application for forgiveness of the Promissory Note in full to the Lender on February 10, 2021. There can be no assurance that the Promissory Note will be forgiven, in whole or in part.

8.	Equity Offerings

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

On  October 9, 2020, the Company filed a prospectus supplement relating to an at-the-market offering with Cantor pursuant to which the Company  may sell from time to time, at its option, up to an aggregate of $40.0 million of shares of the Company’s common stock, through Cantor as sales agent, pursuant to the 2019 Sales Agreement (the “2020 ATM Offering”). Sales of the common stock were made on the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on  February 10, 2020. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock.

The following table summarizes the total sales under the 2019 ATM Offering and 2020 ATM Offering for the three months ended March 31,2021 (in thousands except for share and per share amounts):

For the three Months Ended March 31, 2021
Total shares of common stock sold	19,120,037

Average price per share	$1.47

Gross proceeds	$28,100
Commissions earned by Cantor	843
Net proceeds	$27,257

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

On January 12, 2021, the Company sold in a registered direct offering, 25,000,000 shares of common stock at a purchase price per share of $1.25 for aggregate gross proceeds of $31.25 million, and net proceeds of $28.6 million.

On January 29, 2021, the Company completed an underwritten public offering of 26,545,832 shares of its common stock, including the underwriter’s full exercise of an over-allotment option on February 1, 2021, at the public offering price of $3.00 per share, for aggregate gross proceeds of $79.6 million and net proceeds of approximately $73.4 million.

During the three months ended March 31, 2021, 45,114,210 shares of common stock were issued upon the exercise of Series B, C, and D warrants for aggregate proceeds of $30.5 million.

9.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, warrants and preferred stock. For the three months ended  March 31, 2020, the effects of the Series A Preferred Stock beneficial conversion charge and conversion are included in the calculation of net loss attributable to common stockholders. No adjustments have been made to the weighted average outstanding common shares figures for the three months ended March 31, 2021 or 2020 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31,
	2021	2020
Stock options	4,731,249	4,361,872
Stock warrants	1,323,995	46,498,909
Nonvested restricted stock units	2,688,342	2,959,099
Total	8,743,586	53,819,880

10.	Commitments and Contingencies

Contingent Consideration

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System. Under the terms of the Purchase Agreement, as amended in 2016, as of March 31, 2021 the Company has accrued $4.2 million of estimated fair value of remaining contingent consideration which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s condensed consolidated financial statements for legal contingencies for the three months ended March 31, 2021 and 2020.

Operating Leases

Many of the Company’s leases include base rental periods coupled with options to renew or terminate the lease, generally at the Company’s discretion.  In evaluating the lease term, the Company considers whether renewal is reasonably certain.  To the extent a significant economic incentive exists to renew the lease, the option is included within the lease term.  Based on the Company’s leases, renewal options generally do not provide a significant economic incentive and are therefore excluded from the lease term. The ROU asset is included in operating lease right-of-use assets, net on the condensed consolidated balance sheets.  The current portion of operating lease liabilities are presented within accrued liabilities while the non-current portion of operating lease liabilities are presented within noncurrent operating lease liabilities on the condensed consolidated balance sheets and represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate, which ranges between 6.1% and 8.5% based on the terms of the lease.  The weighted average discount rate was 7.9% and 8.2% as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the right-of-use asset totaled $4.2 million and the lease liability totaled $4.4 million, of which $0.8 million is classified as current and $3.6 million is classified as non-current.  Operating lease costs for the three months ended March 31, 2021 and 2020 totaled $0.4 million and $0.4 million and are included within operating expenses in the condensed consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of March 31, 2021 was 9.0 years. Total cash paid for operating leases during the three months ended March 31, 2021 and March 31, 2020 was $0.4 million and $0.4 million, respectively, and is included within cash flows from operating activities within the condensed consolidated statement of cash flows.

The following table presents the minimum lease payments as of March 31, 2021 (in thousands):

Fiscal Year
Remainder of 2021	$677
2022	839
2023	576
2024	477
2025	484
Thereafter	2,931
Total minimum lease payments	$5,984
Less: Amount of lease payments representing interest	(1,605)
Present value of future minimum lease payments	$4,379

License and Supply Agreements

As part of the Company’s acquisition of the Senhance System in 2015, the Company assumed certain license and supply agreements. Commitments under these agreements amount to approximately $3.3 million in 2021, $0.5 million in 2022, $0.5 million in 2023, $0.5 million in 2024, and $0.5 million thereafter until termination in 2027. Payments under these arrangements generally become due and payable only upon the achievement of certain milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount.

The Company has placed orders with various suppliers for the purchase of certain tooling, supplies and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operation

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

•	In Japan, the Company has received regulatory approval and reimbursement for 98 laparoscopic procedures.

•	The Senhance System has received its registration certificate by the Russian medical device regulatory agency, Roszdravnadzor, allowing for its sale and utilization throughout the Russian Federation.

We also enter into lease arrangements with certain qualified customers.  For some lease arrangements, the customers are provided with the right to purchase the leased Senhance System during or at the end of the lease term ("Lease Buyout").  In the first quarter of 2021, we completed a Lease Buyout of a Senhance System.

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

We received FDA clearance in March 2020 for our Intelligent Surgical Unit, or ISU. We believe it is the only FDA-cleared device for machine vision technology in abdominal robotic surgery. On September 23, 2020, we announced the first surgical procedures successfully completed using the ISU. In January 2021, we received CE Mark for the ISU.

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

Since inception, we have been unprofitable. As of March 31, 2021, we had an accumulated deficit of $740.3 million.

We operate in one business segment.

Recent Financing Transactions

January 2021 Public Offering

On January 29, 2021, the Company completed an underwritten public offering of 26,545,832 shares of its common stock, including the underwriter’s full exercise of an over-allotment option on February 1, 2021, at the public offering price of $3.00 per share, generating net proceeds of approximately $73.4 million.

January 2021 Registered Direct Purchase Agreement

On January 12, 2021, the Company sold in a registered direct offering 25,000,000 shares of common stock at a purchase price per share of $1.25 for aggregate gross proceeds of $31.25 million, and net proceeds of $28.6 million.

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

The following table summarizes the total sales under the 2019 ATM Offering and 2020 ATM Offering for the three months ended March 31, 2021 (in thousands except for share and per share amounts):

For the three Months Ended March 31, 2021
Total shares of common stock sold	19,120,037

Average price per share	$1.47

Gross proceeds	$28,100
Commissions earned by Cantor	843
Net proceeds	$27,257

2021 Exercise of Warrants

During the three months ended March 31, 2021, Series B, C and D warrants have been exercised for aggregate proceeds to the Company of $30.5 million.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

In the first quarter of 2021, our revenue consisted of one Lease Buyout, ongoing System leasing payments, and sales of instruments and accessories and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended March 31, 2021 increased to $1.7 million compared to $0.2 million for the three months ended March 31, 2020. The $1.5 million increase was primarily the result of a Lease Buyout and revenues from multiple lease arrangements during the three months ended March 31, 2021 as compared to only revenues from leasing arrangements as well as instrument and accessory sales for previously installed Senhance System during the three months ended March 31, 2020. We expect revenue from customer exercises of the buyout options in their leases to fluctuate period to period based on the timing of when, and if customers choose to exercise the buyout options.

Service revenue for the three months ended March 31, 2021 remained consistent at $0.4 million as compared to $0.4 million for the three months ended March 31, 2020.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor, and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. We expense all inventory obsolescence provisions as cost of revenue. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. We expect cost of revenue to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Product cost for the three months ended March 31, 2021 increased to $2.4 million as compared to $0.9 million for the three months ended March 31, 2020. The increase primarily relates to a Lease Buyout and higher product costs driven by higher system leasing revenue.

Service cost for the three months ended March 31, 2021 decreased to $0.7 million as compared to $0.8 million for the three months ended March 31, 2020. This $0.1 million decrease primarily relates to decreased personnel costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

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

R&D expenses for the three months ended March 31, 2021 increased 8% to $4.2 million as compared to $3.9 million for the three months ended March 31, 2020. The $0.3 million increase primarily relates to increased consulting costs of $0.3 million, technology fees of $0.3 million, supplies costs of $0.3 million, testing costs of $0.1 million, and facilities costs of $0.1 million, partially offset by decreased personnel-related costs of $0.7 million and decreased travel costs of $0.1 million.

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

Sales and marketing expenses for the three months ended March 31, 2021 decreased 28% to $3.1 million compared to $4.3 million for the three months ended March 31, 2020. The $1.2 million decrease was primarily related to decreased personnel costs of $0.7 million, decreased travel related costs of $0.3 million, and decreased depreciation expense of $0.1 million, and decreased facilities costs of $0.1 million. These decreases were primarily the result of personnel reductions under the restructuring plan first implemented in the fourth quarter of 2019, together with reductions in travel and cancellation of tradeshows beginning in the first quarter of 2020 in response to the COVID-19 pandemic.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. We expect general and administrative costs to remain flat in future periods.

General and administrative expenses for the three months ended March 31, 2021 increased 21% to $4.0 million compared to $3.3 million for the three months ended March 31, 2020. The $0.7 million increase was primarily related to increased personnel costs of $0.7 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2021 increased 12% to $2.9 million compared to $2.6 million for the three months ended March 31, 2020, primarily due to the transfer in the first quarter of 2020 of IPR&D to definite-lived intangible assets.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.3 million increase for the three months ended March 31, 2021 compared to a $1.1 million increase for the three months ended March 31, 2020. The $0.8 million increase was due to changes in the Company's fair value measurement of a discounted cash flow model using significant unobservable inputs including the probability of achieving the potential milestone, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the milestone.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was $2.0 million for the three months ended March 31, 2021 compared to $0.2 million for the three months ended March 31, 2020. The net $1.8 million increase was the result of an increase in the stock price.

Income Tax Benefit

Income tax benefit consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for Asensus Surgical Italia as a result of the acquisition of the Senhance System. The Company recognized $0.0 million income tax benefit for the three months ended March 31, 2021, compared to $0.7 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

The Company had an accumulated deficit of $740.3 million and working capital of $172.8 million as of March 31, 2021. The Company has not established sufficient sales revenues to cover its operating costs and believes it may require additional capital in the future to proceed with its operating plan.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

In the first quarter of 2021, the Company has raised additional capital through equity offerings, including raising net proceeds of $73.4 million in the January 2021 public offering, $28.6 million in the January 2021 registered direct offering, and $27.3 million in the 2020 ATM Offering. Also, Series B, C and D warrants have been exercised in the three months ended March 31, 2021 for aggregate proceeds to the Company of $30.5 million. As of March 31, 2021, the Company had cash and cash equivalents, excluding restricted cash, of approximately $165.2 million.

While the Company believes that its existing cash and cash equivalents as of March 31, 2021 will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it may need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

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

Sources of Liquidity

Our principal sources of cash to date have been proceeds from public offerings of common stock, incurrence of debt, the sale of equity securities held as investments and asset sales. We have financed our operations from these financing transactions, as discussed in detail in “Overview – Recent Financing Transactions” above.

Consolidated Cash Flow Data

	Three months Ended March 31,
(in millions)	2021	2020
Net cash provided by (used in)
Operating activities	$(10.2)	$(12.5)
Investing activities	(0.4)	(0.0)
Financing activities	159.6	24.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.0)
Net increase in cash, cash equivalents and restricted cash	$148.9	$12.2

Operating Activities

For the three months ended March 31, 2021, cash used in operating activities of $10.2 million consisted of a net loss of $17.3 million and cash used for working capital of $0.7 million, offset by non-cash items of $7.8 million. The non-cash items primarily consisted of $1.8 million of stock-based compensation expense, $2.9 million of amortization, $2.0 million change in fair value of warrant liabilities, $0.8 million of depreciation $0.3 million change in fair value of contingent consideration, and $0.1 million write down of inventory, offset by a deferred tax benefit of $0.0 million. The decrease in cash from changes in working capital primarily relates to $0.2 million in increased inventory net of transfers to property and equipment, a $3.0 million increase in noncurrent operating lease liabilities, a $2.3 million decrease in accrued expenses, a $0.2 million increase in accounts payable, a $1.6 million increase in accounts receivable, a $0.1 million increase in other current and long-term assets, and a $0.1 increase in deferred revenue.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $0.4 million.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $159.6 million. The net change primarily related to $129.3 million in net proceeds from the issuance of common stock of $73.4 million in the January 2021 public offering, $28.6 million in the January 2021 registered direct offering, and $27.3 million in the 2020 ATM Offering, and $30.5 million aggregate proceeds from the exercise of Series B, C and D warrants.

Operating Capital and Capital Expenditure Requirements

We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, commercial activities and the enhancement and protection of our intellectual property. We obtained financing for these activities over the past six months but cannot assure you that additional financing will not be required in the future to support our operations. We intend to be use financing opportunities strategically to continue to strengthen our financial position.

Cash and cash equivalents held by our foreign subsidiaries totaled $1.5 million as of March 31, 2021, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal 2020 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets, contingent consideration, warrant liabilities, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions.

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

We periodically evaluate intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the three months ended March 31, 2021 and 2020.

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

Inventory

Inventory, which includes material, labor, and overhead costs, is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We record reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Any inventory on hand at the measurement date in excess of the Company's current requirements based on anticipated levels of sales is classified as long-term on the Company's condensed onsolidated balance sheets. The Company's classification of long-term inventory requires us to estimate the portion of on hand inventory that can be realized over the upcoming twelve months.

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

Our System sale arrangements generally contain multiple products and services. For these condensed consolidated sale arrangements, we account for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the condensed consolidated package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our System sale arrangements may include a combination of the following performance obligations: system(s), system components, instruments, accessories, and system services.

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

We enter into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the right to purchase the leased System at some point during or at the end of the lease term. In some arrangements lease payments are based on the usage of the System.

In determining whether a transaction should be classified as a sales-type or operating lease, we consider the following terms at lease commencement: (1) whether title of the System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. As of March 31, 2021, all such arrangements have been classified as operating leases.

We recognize revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. We generally recognize revenue for the performance obligations as follows:

•

System sales. For Systems and System components sold directly to end customers (including those arising from Lease Buyouts), revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For Systems sold through distributors, for which distributors are responsible for installation, revenue is recognized generally at the time of shipment. The Company’s System arrangements generally do not provide a right of return. The Systems are generally covered by a one-year warranty. Warranty costs were not material for the periods presented.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Fiscal 2020 Form 10-K, as well as the notes to the condensed consolidated financial statements above in this Form 10-Q, for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2020 Form 10-K, as supplemented by the following.

The coronavirus (COVID-19) pandemic continues to negatively impact our operations.

We have facilities and/or customers located in the United States, Israel, Japan, and Italy and a few other locations. All of our facilities are in locations that are subject to, or have been subject to, stay-at-home or shelter-in-place orders that have been re‑instated from time to time as pandemic surges occur. A variety of travel restrictions continue to cause delays in our product installation and training activities, and are expected to continue. In the first quarter of 2021, elective surgeries were significantly reduced in Europe, Japan, and to some extent in different locations in the United States. These pandemic-related events have negatively impacted our implementation of new leasing arrangements, performance of surgical procedures using the Senhance System in some locations, and our product installation and training activities. Although we believe such disruptions may be temporary, we cannot assure you that the impact of the COVID-19 pandemic will not have a material impact on our business and financial results.

There are new entrants in the surgical robotics market, which can negatively impact our commercial opportunities.

There are an increasing number of new entrants in the surgical robotics market who are researching, developing, seeking regulatory approval for, and in a few instances, marketing robotic-assisted surgical devices. We believe a few of these entrants have been able to raise significant capital to pursue their development efforts. We are also expanding the potential market for robotic surgical systems with our focus on laparoscopic surgery and Performance-Guided Surgery. Such expansion may lead to additional competition with companies with sufficiently higher resources than ours. We continue to evaluate new entrants in the surgical robotics market and believe the increase in companies, while accelerating the use of surgical robotic devices, may have a negative impact on our business and future opportunities.

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

4.1

Specimen Certificate for Common Stock of Asensus Surgical, Inc. (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021 and incorporated herein by reference)

10.1	Non-Employee Director Compensation Program, effective July 1, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 30, 2021 and incorporated by reference herein)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

___________________________________________________________

*         Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: May 11, 2021	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: May 11, 2021	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer