Form 10-Q
period 2021-06-30
ASENSUS SURGICAL, INC.
filed 2021-08-05
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

FORM 10-Q

_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock, as of July 30, 2021 was 234,323,983.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product	$696	$315	$2,400	$557
Service	406	340	785	698
Total revenue	1,102	655	3,185	1,255

Cost of revenue:
Product	1,478	720	3,858	1,633
Service	869	693	1,601	1,518
Total cost of revenue	2,347	1,413	5,459	3,151

Gross loss	(1,245)	(758)	(2,274)	(1,896)
Operating Expenses:
Research and development	4,089	4,257	8,304	8,191
Sales and marketing	3,562	2,901	6,615	7,154
General and administrative	3,848	3,619	7,840	6,968
Amortization of intangible assets	2,862	2,619	5,729	5,183
Change in fair value of contingent consideration	478	212	735	1,268
Restructuring and other charges	-	-	-	858
Total Operating Expenses	14,839	13,608	29,223	29,622

Operating Loss	(16,084)	(14,366)	(31,497)	(31,518)
Other Income (Expense)
Gain on extinguishment of debt	2,847	-	2,847	-
Change in fair value of warrant liabilities	-	(114)	(1,981)	(269)
Interest income	79	4	131	31
Interest expense	(5)	-	(12)	-
Other expense, net	(7)	(55)	(36)	(70)
Total Other Income (Expense), net	2,914	(165)	949	(308)

Loss before income taxes	(13,170)	(14,531)	(30,548)	(31,826)
Income tax (expense) benefit	(2)	691	36	1,388

Net loss	(13,172)	(13,840)	(30,512)	(30,438)
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	(412)
Deemed dividend related to conversion of preferred stock into common stock		(299)	-	(299)
Net loss attributable to common stockholders	(13,172)	(14,139)	(30,512)	(31,149)

Comprehensive loss:
Net loss	(13,172)	(13,840)	(30,512)	(30,438)
Foreign currency translation gain (loss)	472	962	(1,466)	90

Comprehensive loss	$(12,700)	$(12,878)	$(31,978)	$(30,348)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.06)	$(0.27)	$(0.14)	$(0.77)
Weighted average number of shares used in computing net loss per common share - basic and diluted	233,250	52,351	219,199	40,628

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$157,078	$16,363
Accounts receivable, net	960	1,115
Inventories	12,523	10,034
Other current assets	3,446	6,501
Total Current Assets	174,007	34,013

Restricted cash	1,045	1,166
Inventories, net of current portion	6,590	8,813
Property and equipment, net	9,876	10,342
Intellectual property, net	15,943	22,267
Net deferred tax assets	288	307
Operating lease right-of-use assets, net	4,099	1,164
Other long term assets	156	186
Total Assets	$212,004	$78,258

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,653	$1,965
Accrued expenses	4,007	5,615
Operating lease liabilities - current portion	861	686
Deferred revenue	786	789
Notes payable - current portion, net of debt discount	-	1,228
Total Current Liabilities	8,307	10,283

Long Term Liabilities:
Contingent consideration	4,671	3,936
Noncurrent operating lease liabilities	3,465	628
Notes payable, less current portion	-	1,587
Warrant liabilities	-	255
Total Liabilities	16,443	16,689

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2021 and December 31, 2020; 234,231,132 and 116,231,072 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	234	116
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	947,249	781,397
Accumulated deficit	(753,424)	(722,912)
Accumulated other comprehensive income	1,502	2,968
Total Stockholders' Equity	195,561	61,569
Total Liabilities and Stockholders' Equity	$212,004	$78,258

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2020	116,231	$116	-	$-	-	$-	$781,397	$(722,912)	$2,968	$61,569
Stock-based compensation	-	-	-	-	-	-	1,786	-	-	1,786
Issuance of common stock, net of issuance costs	70,666	71	-	-	-	-	129,251	-	-	129,322
Exercise of stock options and warrants	45,114	45	-	-	-	-	32,687	-	-	32,732
Award of restricted stock units	706	1	-	-	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	67	-	(214)	-	-	(214)
Cancellation of treasury stock	-	-	-	-	(67)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,938)	(1,938)
Net loss	-	-	-	-	-	-	-	(17,340)	-	(17,340)
Balance, March 31, 2021	232,717	233	-	-	-	-	944,907	(740,252)	1,030	$205,918
Stock-based compensation	-	-	-	-	-	-	1,842	-	-	1,842
Issuance of common stock, net of issuance costs	332	-	-	-	-	-	992	-	-	992
Exercise of stock options and warrants	508	-	-	-	-	-	337	-	-	337
Award of restricted stock units	674	1	-	-	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	246	-	(829)	-	-	(829)
Cancellation of treasury stock	-	-	-	-	(246)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	472	472
Net loss	-	-	-	-	-	-	-	(13,172)	-	(13,172)
Balance, June 30, 2021	234,231	$234	-	$-	-	$-	$947,249	$(753,424)	$1,502	$195,561

Balance, December 31, 2019	20,691	$21	-	$-	-	-	$720,484	$(663,600)	$(1,370)	$55,535
Stock-based compensation	-	-	-	-	-	-	1,923	-	-	1,923
Issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	14,122	14	7,937	79	-	-	13,432	-	-	13,525
Issuance of common stock, net of issuance costs	7,030	7	-	-	-	-	11,205	-	-	11,212
Conversion of preferred stock to common stock	3,053	3	(3,053)	(30)	-	-	27	-	-	-
Exchange of shares for Series B Warrants	2,041	2	-	-	-	-	2,468	-	-	2,470
Award of restricted stock units	141	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	28	-	(33)	-	-	(33)
Cancellation of treasury stock	-	-	-	-	(28)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(872)	(872)
Net loss	-	-	-	-	-	-	-	(16,598)	-	(16,598)
Balance, March 31, 2020	47,078	47	4,884	49	-	-	749,506	(680,198)	(2,242)	$67,162
Stock-based compensation	-	-	-	-	-	-	1,933	-	-	1,933
Exercise of warrants	4,913	5	-	-	-	-	3,335	-	-	3,340
Conversion of preferred stock to common stock	4,884	5	(4,884)	(49)	-	-	44	-	-	-
Award of restricted stock units	28	-	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	962	962
Net loss	-	-	-	-	-	-	-	(13,840)	-	(13,840)
Balance, June 30, 2020	56,903	$57	-	$-	-	$-	$754,818	$(694,038)	$(1,280)	$59,557

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(30,512)	$(30,438)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,585	1,162
Amortization of intangible assets	5,729	5,183
Stock-based compensation	3,628	3,856
Gain on extinguishment of debt	(2,847)	-
Deferred tax benefit	(36)	(1,388)
Write down of inventory	288	-
Change in fair value of warrant liabilities	1,981	269
Change in fair value of contingent consideration	735	1,268

Changes in operating assets and liabilities:
Accounts receivable	127	(350)
Inventories	(1,687)	(2,332)
Operating lease right-of-use assets	(2,970)	546
Other current and long term assets	3,177	281
Accounts payable	679	(1,221)
Accrued expenses	(1,428)	(1,451)
Deferred revenue	14	22
Operating lease liabilities	3,052	(608)
Other long term liabilities	-	65
Net cash and cash equivalents used in operating activities	(18,485)	(25,136)

Investing Activities:
Purchase of property and equipment	(700)	(3)
Net cash and cash equivalents used in investing activities	(700)	(3)

Financing Activities:
Proceeds from issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	-	13,525
Proceeds from issuance of common stock, net of issuance costs	130,314	11,212
Proceeds from notes payable, net of issuance costs	-	2,815
Taxes paid related to net share settlement of vesting of restricted stock units	(1,041)	(33)
Payment of contingent consideration	-	(74)
Proceeds from exercise of stock options and warrants	30,835	3,340
Net cash and cash equivalents provided by financing activities	160,108	30,785

Effect of exchange rate changes on cash and cash equivalents	(329)	17
Net increase in cash, cash equivalents and restricted cash	140,594	5,663
Cash, cash equivalents and restricted cash, beginning of period	17,529	10,567
Cash, cash equivalents and restricted cash, end of period	$158,123	$16,230

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$1,243	$3,403
Acquisition of property and equipment in accounts payable	$67	$-
Reclass of warrant liability to common stock and additional paid-in-capital	$2,236	$-
Lease liabilities arising from obtaining right-of-use assets	$3,461	$-
Exchange of common stock for Series B Warrants	$-	$2,470
Transfer of in-process research and development to intellectual property	$-	$2,425
Conversion of preferred stock to common stock	$-	$79

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Capitalization

Asensus Surgical, Inc. (formerly known as TransEnterix, Inc.) (the "Company") is a medical device company that is digitizing the interface between the surgeon and the patient to pioneer a new era of Performance-Guided Surgery™ by unlocking clinical intelligence for surgeons to enable consistently superior outcomes and a new standard of surgery. The Company is focused on the market development for and commercialization of the Senhance® Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 mm microlaparoscopic instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

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

In 2020, the Company obtained regulatory clearance for the Senhance ultrasonic system in Taiwan and Japan. On February 12, 2020, the Company expanded its claims in the EU for the Senhance System to include pediatric patients, allowing accessibility to more surgeons and patients, as well as expanding its potential market to include pediatric hospitals in Europe. The Company anticipates the robotic precision provided by the Senhance System, coupled with the already available 3 mm diameter instruments, will prove to be an effective tool in surgery with smaller patients. On March 13, 2020 the Company announced that it received FDA clearance for the Intelligent Surgical Unit™ (ISU™) for use with the Senhance System. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On September 23, 2020, the Company announced the first surgical procedures successfully completed using the ISU.

On January 19, 2021, the Company announced that it received CE Mark for the ISU. Finally, on July 28, 2021, the Company announced that it received FDA clearance for 5 mm diameter articulating instruments, offering better access to difficult-to-reach areas of the anatomy by providing two additional degrees of freedom. These instruments have previously received CE Mark for use in the EU.

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

At-the-Market Offering

On May 19, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Robert W. Baird & Co. Incorporated (“Baird”) and Oppenheimer & Co. Inc. (“Oppenheimer”). Each of Cantor, Baird and Oppenheimer are individually an “Agent” and collectively are the “Agents” under the Agreement. Also on May 19, 2021, the Company filed a prospectus supplement relating to an at-the-market offering (the “2021 ATM Offering”) by the Company of up to an aggregate of $100,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), which shares of Common Stock are registered under the Registration Statement on Form S-3 ASR (File No. 333-256284) and automatically effective on May 19, 2021.

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

Liquidity

The Company had an accumulated deficit of $753.4 million and working capital of $165.7 million as of June 30, 2021. The Company has not established sufficient sales revenues to cover its operating costs and believes it may require additional capital in the future to proceed with its operating plan.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

In the first quarter of 2021, the Company raised additional capital through equity offerings, including raising net proceeds of $73.4 million in a January 2021 public offering, $28.6 million in a January 2021 registered direct offering, and $27.3 million in an at-the-market offering launched in 2020 (the “2020 ATM Offering”). Also, outstanding Series B, C and D warrants were exercised in the six months ended June 30, 2021 for aggregate proceeds to the Company of $30.6 million.

In the second quarter of 2021, the Company launched the 2021 ATM Offering and raised proceeds, net of legal costs and commissions, of $1.0 million under this offering in the three months ended June 30, 2021.

As of June 30, 2021, the Company had cash and cash equivalents, excluding restricted cash, of approximately $157.1 million.

While the Company believes that its existing cash and cash equivalents as of June 30, 2021 will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it may need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity under the 2021 ATM Offering or otherwise, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include impairment considerations for long- term intangible assets, fair value estimates related to contingent consideration, warrant liabilities, stock compensation expense, revenue recognition, accounts receivable reserves, excess and obsolete inventory reserves, inventory classification between current and non-current, measurement of lease liabilities and corresponding ROU assets, and deferred tax asset valuation allowances.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the condensed consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 were not significant.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted cash as of June 30, 2021 and December 31, 2020 includes $1.0 million and $1.2 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, and automobile leases.

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

The Company’s accounts receivable are derived from sales and leases to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provided reserves for potential credit losses and recorded no bad debt charges during the three and six months ended June 30, 2021 and 2020. The Company had four customers who constituted 59% of the Company’s net accounts receivable as of June 30, 2021. The Company had seven customers who constituted 68% of the Company’s net accounts receivable at December 31, 2020. The Company had five customers who accounted for 39% of revenue in the three months ended June 30, 2021 and seven customers who accounted for 60% of revenue in the three months ended June 30, 2020. The Company had four customers who accounted for 54% of revenue in the six months ended June 30, 2021 and nine customers who accounted for 65% of revenue in the six months ended June 30, 2020.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts was determined on a customer specific basis based on deemed collectability. The allowance for doubtful accounts was $1.7 million and $1.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

The Company periodically evaluates intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the three and six months ended June 30, 2021 and 2020.

Property and Equipment

Property and equipment consists primarily of operating lease Senhance System assets, machinery, manufacturing equipment, demonstration equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Operating lease assets – Senhance System leasing (in years)	5
Machinery, manufacturing and demonstration equipment (in years)	3-5
Computer equipment (in years)	3
Furniture (in years)	5
Leasehold improvements	Lesser of lease term or 3 to 10 years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

The Company reviews its property and equipment assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. The Company did not identify any impairment during the three and six months ended June 30, 2021 and 2020.

Notes Payable – Payroll Protection Program

The Company’s policy is to account for forgivable loans received through the U.S. Small Business Administration (the “SBA”) under the CARES Act Payroll Protection Program (“PPP”), as debt in accordance with ASC 470, Debt, and other related accounting pronouncements. The forgiveness of debt, in whole or part, is recognized once the debt is extinguished, which occurs when the Company is legally released from the liability by the SBA. Any portion of debt forgiven, adjusted for accrued interest forgiven and unamortized debt issuance costs, is recorded as a gain on extinguishment of debt, and presented in the condensed consolidated statements of operations and comprehensive loss. On June 10, 2021, the Company received notification from the SBA that the principal amount of its PPP loan of $2.8 million and related interest had been forgiven.

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

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System. Under the terms of the Purchase Agreement, as amended in 2016, as of June 30, 2021 the Company has accrued $4.7 million of estimated fair value of remaining contingent consideration which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

Warrant Liabilities

The Company’s Series B Warrants (see Note 8) were measured at fair value using a simulation model which took into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 3). The warrant liability was revalued at each reporting period and changes in fair value were recognized in the condensed consolidated statements of operations and comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. All remaining outstanding Series B Warrants were exercised in the first quarter 2021.

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

The following table presents revenue disaggregated by type and geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
U.S.
Systems	$91	$45	$184	$75
Instruments and accessories	79	7	141	67
Services	104	103	202	171
Total U.S. revenue	274	155	527	313

Outside of U.S. ("OUS")
Systems	258	117	1,430	127
Instruments and accessories	268	146	645	288
Services	302	237	583	527
Total OUS revenue	828	500	2,658	942

Total
Systems	349	162	1,614	202
Instruments and accessories	347	153	786	355
Services	406	340	785	698
Total revenue	$1,102	$655	$3,185	$1,255

The Company recognizes sales by geographic area based on the country in which the customer is based. Operating lease revenue from Senhance System Leasing is included as Systems in the above table and was approximately $0.3 million and $0.1 million in the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.2 million in the six months ended June 30, 2021 and 2020, respectively.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $3.2 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended June 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million and $0.4 million, respectively. Revenue recognized for the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each reporting period was $0.4 million and $0.6 million, respectively. The aggregate amount of transaction price allocated to performance obligations that remain unsatisfied as of June 30, 2021 was $3.2 million, which is expected to be recognized as revenue over one to three years.

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

In determining whether a transaction should be classified as a sales-type, operating, or direct financing lease, the Company considers the following terms at lease commencement: (1) whether title of the Senhance System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. All such arrangements through June 30, 2021 are classified as operating leases.

Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon System usage and is presented as product revenue. Revenue related to lease elements from operating lease arrangements was approximately $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor, and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the three months ended June 30, 2021 and 2020, the Company recorded $0.2 million and $0 million, respectively, of expenses for inventory obsolescence related to certain System components. During the six months ended June 30, 2021 and 2020, the Company recorded $0.3 million and $0 million, respectively, of expenses for inventory obsolescence related to certain System components.

Research and Development Costs

Research and development expenses primarily consist of engineering, product development and regulatory expenses, incurred in the design, development, testing and enhancement of our products. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company recognizes expenses for share-based awards exchanged for services rendered equal to the estimated fair value of these awards over the requisite service period. The Company recognizes as expense, the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton model to estimate the fair value of our stock options. The volatility assumption used in the Black-Scholes-Merton model is based on the Company’s historical volatility. The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company estimates forfeitures based on its historical experience and adjust the estimated forfeiture rate based upon actual experience. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained.

The fair value of restricted stock units is determined by the market price of the Company’s common stock on the date of grant.

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $1.8 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and was approximately $3.6 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

Approximately 77% and 27% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2021 and December 31, 2020, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include intellectual property, other current assets, property and equipment, cash, accounts receivable, other long-term assets and inventory of $47.6 million and $56.8 million as of June 30, 2021 and December 31, 2020, respectively. Total assets outside of the United States amounted to 23% and 73% of total consolidated assets as of June 30, 2021 and December 31, 2020, respectively.  Long-lived assets in the U.S. were 21% and 11%, Italy were 37% and 48%, and Switzerland were 40% and 41%, as of June 30, 2021 and December 31, 2020, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended June 30, 2021 and 2020, 25% and 24%, respectively, of net revenue were generated in the United States; while 53% and 56%, respectively, were generated in Europe; and 22% and 20% were generated in Asia. For the six months ended June 30, 2021 and 2020, 17% and 25%, respectively, of net revenue were generated in the United States; while 32% and 52%, respectively, were generated in Europe; and 51% and 23% were generated in Asia.

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

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three and six months ended June 30, 2021 and 2020.

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

The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of June 30, 2021 and December 31, 2020 approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of December 31, 2020, as the interest rate on the notes payable approximates the rates available to the Company as of this date.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2021
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$157,078	$-	$-	$157,078
Restricted cash	1,045	-	-	1,045
Total assets measured at fair value	$158,123	$-	$-	$158,123
Liabilities measured at fair value
Contingent consideration	$-	$-	$4,671	$4,671
Total liabilities measured at fair value	$-	$-	$4,671	$4,671

	December 31, 2020
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$16,363	$-	$-	$16,363
Restricted cash	1,166	-	-	1,166
Total assets measured at fair value	$17,529	$-	$-	$17,529
Liabilities measured at fair value
Contingent consideration	$-	$-	$3,936	$3,936
Warrant liabilities	-	-	255	255
Total liabilities measured at fair value	$-	$-	$4,191	$4,191

The Company’s financial liabilities consisted of contingent consideration payable to Sofar related to the Senhance Acquisition in September 2015. This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions, and applying a probability to each outcome. The increase in fair value of the contingent consideration of $0.5 million and $0.7 million for the three and six months ended June 30, 2021, respectively was primarily due to a lower discount rate, increased volatility, and the passage of time. The increase in fair value of the contingent consideration of $0.2 million and $1.3 million for the three and six months ended June 30, 2020, respectively was primarily due to the passage of time. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company uses a probability-weighted income approach for estimating the fair value of the contingent consideration. The significant unobservable inputs used in this approach include estimates of amounts and timing of stated milestones, volatility, and the discount rate.

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

The final remeasurement upon exercise of the Series B warrants was on February 8, 2021 and all Series B warrants have been exercised as of June 30, 2021. The change in fair value of the Series B warrants for the six months ended June 30, 2021 and 2020 was an increase of $2.0 million and an increase of $0.3 million, respectively and was included in the Company’s condensed consolidated statements of operations and comprehensive loss. The increase in fair value of the Series B warrants of $2.0 million for the six months ended June 30, 2021 was primarily due to an increase in share price, a lower discount rate, increased volatility, and the passage of time. No change in fair value was recorded for the three months ended June 30, 2021. The change in fair value of the Series B warrants for the three months ended June 30, 2020 was an increase of $0.1 million and was primarily due to a lower discount rate, decreased volatility, and the passage of time. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

December 31,
Series B Warrants	2020

Valuation methodology	Black-Scholes-Merton
Term (years)	1.32
Risk free rate	0.10%
Dividends	-
Volatility	150.97%
Share price	$0.63

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration as of June 30, 2021 and December 31, 2020:

	Methodology	Unobservable Input	2021			2020

Contingent consideration	Probability weighted income approach	Milestone dates	2025	to	2029	2024	to	2029
		Discount rate		9.0%			9.50%
		Volatility		74.0%			71.0%

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and the contingent consideration for the six months ended June 30, 2021:

	Fair Value Measurement at Reporting Date (Level 3)
	(in thousands)
	Common stock warrants	Contingent consideration
Balance at December 31, 2020	$255	$3,936
Exercise of warrants	(2,236)	-
Change in fair value	1,981	735
Balance at June 30, 2021	$-	$4,671

Current portion	$-	$-
Long-term portion	-	4,671
Balance at June 30, 2021	$-	$4,671

4.	Inventories

The components of inventories are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Finished goods	$13,238	$10,749
Raw materials	5,875	8,098
Total inventories	$19,113	$18,847

Current portion	$12,523	$10,034
Long-term portion	6,590	8,813
Total inventories	$19,113	$18,847

During the three and six months ended June 30, 2021, the Company recorded a $0.2 million and a $0.3 million charge for inventory obsolescence related to certain system components, respectively. There were no such write-downs or charges for the three and six months ended June 30, 2020.

5.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(55,755)	$2,601	$15,684
Technology and patents purchased	400	(185)	44	259
Total intellectual property	$69,238	$(55,940)	$2,645	$15,943

	December 31, 2020
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(51,734)	$4,872	$21,976
Technology and patents purchased	400	(168)	59	291
Total intellectual property	$69,238	$(51,902)	$4,931	$22,267

The weighted average remaining useful life of the developed technology and technology and patents purchased was 1.8 years and 5.8 years, respectively as of June 30, 2021.

6.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of (0.1)% for the year ending December 31, 2021. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 0.0% and 4.8%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 0.1% and 4.4%, respectively

The Company incurred losses for the three- and six- month periods ended June 30, 2021 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

Income tax benefit on the condensed consolidated statement of operations and comprehensive loss is comprised of deferred tax benefit and current tax expense (benefit). The deferred tax benefit during the three months ended June 30, 2021 and 2020, was approximately $0.0 million and $0.7 million, respectively. The deferred tax benefit during the six months ended June 30, 2021 and 2020, was approximately $0.0 million and $1.4 million, respectively. The current tax expense (benefit) during the three months ended June 30, 2021 and 2020, was approximately $0.0 million and $0.01 million, respectively. The current tax expense (benefit) during the six months ended June 30, 2021 and 2020, was approximately $(0.04) million and $0.03 million, respectively.

At June 30, 2021, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2021; no GILTI tax has been recorded for the three or six months ended June 30, 2021 or 2020.

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

The Promissory Note has a two-year term, maturing on April 27, 2022, and bears interest at 1.00% per annum. The Promissory Note may be forgiven partially or fully if the proceeds are used for covered payroll, rent and utility costs incurred during the Covered Period and if at least 60% of the proceeds are used for covered payroll costs. All or a portion of the Promissory Note may be forgiven by the SBA upon application by the Company and documentation of expenditures in accordance with the SBA requirements. If the Promissory Note is not forgiven, payments can be deferred until 10 months after the end of the Company’s covered period, which is the 24-week period beginning on the date the Company received the PPP loan proceeds from the Lenders (the “Covered Period”). The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. The Promissory Note was classified as long term except for the portion to be paid within twelve months of the year end, which was classified as current.

The Company submitted its application for forgiveness of the Promissory Note in full to the Lender on February 10, 2021. On June 10, 2021, the Company received notification from the SBA that the principal amount of $2.8 million and related interest had been forgiven. Gain on extinguishment of debt of $2.8 million was recognized for the three and six months ended June 30, 2021 on the condensed consolidated statement of operations and comprehensive loss.

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

The following table summarizes the total sales under the 2020 ATM Offering for the six months ended June 30, 2021 (in thousands except for share and per share amounts):

For the Six Months Ended June 30, 2021
Total shares of common stock sold	19,120,037

Average price per share	$1.47

Gross proceeds	$28,100
Commissions earned by Cantor	$843
Net proceeds	$27,257

On May 19, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Robert W. Baird & Co. Incorporated (“Baird”) and Oppenheimer & Co. Inc. (“Oppenheimer”). Each of Cantor, Baird and Oppenheimer are individually an “Agent” and collectively are the “Agents” under the Agreement. Also on May 19, 2021, the Company commenced an at-the-market offering (the “2021 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $100.0 million shares of the Company’s common stock. The aggregate compensation payable to the Agents was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock.

The following table summarizes the total sales under the 2021 ATM Offering for the six months ended June 30, 2021 (in thousands except for share and per share amounts):

For the Six Months Ended June 30, 2021
Total shares of common stock sold	331,811

Average price per share	$3.47

Gross proceeds	$1,152
Commissions earned by Agents	$34
Net proceeds	$1,118

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

The shares of Series A Preferred Stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company. With certain statutory exceptions, as described in the Series A Preferred Stock Certificate of Designation, the shares of Series A Preferred Stock have no voting rights. Each share of Series A Preferred Stock was convertible at any time at the holder’s option into one share of common stock, which conversion ratio was subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series A Preferred Stock Certificate of Designation. The Company recorded a beneficial conversion feature of $0.4 million as a deemed dividend included in additional paid-in capital and an immediate charge to earnings available to common stockholders for the year ended December 31, 2020. All of the shares of Series A Preferred Stock were converted to common stock by the holders by June 30, 2020. Upon conversion, the Company recorded $0.3 million as a deemed dividend as an immediate charge to earnings available to common stockholders for the year ended December 31, 2020. In accordance with the Series A Preferred Stock Certificate of Designation, the shares of Series A Preferred Stock regained the status of authorized and unissued shares of preferred stock.

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

During the six months ended June 30, 2021, the Company issued 45,314,101 shares of common stock upon the exercise of Series B, C, and D warrants for aggregate proceeds of $30.6 million.

9.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, warrants and preferred stock. For the six months ended  June 30, 2020, the effects of the Series A Preferred Stock beneficial conversion charge and conversion are included in the calculation of net loss attributable to common stockholders. No adjustments have been made to the weighted average outstanding common shares figures for the six months ended June 30, 2021 or 2020 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30,
	2021	2020
Stock options	4,279,335	4,278,967
Stock warrants	1,016,383	46,461,630
Nonvested restricted stock units	1,768,861	3,036,176
Total	7,064,579	53,776,773

10.	Commitments and Contingencies

Contingent Consideration

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System. Under the terms of the Purchase Agreement, as amended in 2016, as of June 30, 2021 the Company has accrued $4.7 million of estimated fair value of remaining contingent consideration which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s condensed consolidated financial statements for legal contingencies for the three or six months ended June 30, 2021 and 2020.

Operating Leases

Many of the Company’s leases include base rental periods coupled with options to renew or terminate the lease, generally at the Company’s discretion.  In evaluating the lease term, the Company considers whether renewal is reasonably certain.  To the extent a significant economic incentive exists to renew the lease, the option is included within the lease term.  Based on the Company’s leases, renewal options generally do not provide a significant economic incentive and are therefore excluded from the lease term. The ROU asset is included in operating lease right-of-use assets, net on the condensed consolidated balance sheets.  The current portion of operating lease liabilities are presented within operating lease liabilities – current portion on the condensed consolidated balance sheets and the non-current portion of operating lease liabilities are presented within noncurrent operating lease liabilities on the condensed consolidated balance sheets and represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate, which ranges between 6.1% and 8.5% based on the terms of the lease.  The weighted average discount rate was 7.9% and 8.2% as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the right-of-use asset totaled $4.1 million and the lease liability totaled $4.3 million, of which $0.9 million is classified as current and $3.5 million is classified as non-current.  Operating lease costs for the three months ended June 30, 2021 and 2020 totaled $0.4 million and $0.5 million and are included within operating expenses in the condensed consolidated statement of operations and comprehensive loss. Operating lease costs for the six months ended June 30, 2021 and 2020 totaled $0.9 million and $1.0 million and are included within operating expenses in the condensed consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of June 30, 2021 was 8.9 years. Total cash paid for operating leases, which is included within cash flows from operating activities within the condensed consolidated statement of cash flows, was $0.1 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and was $0.5 million and $0.7 million during the six months ended June 30, 2021 and 2020, respectively.

The following table presents the minimum lease payments as of June 30, 2021 (in thousands):

Fiscal Year
Remainder of 2021	$515
2022	851
2023	585
2024	484
2025	487
Thereafter	2,932
Total minimum lease payments	$5,854
Less: Amount of lease payments representing interest	(1,528)
Present value of future minimum lease payments	$4,326

License and Supply Agreements

As part of the Company’s acquisition of the Senhance System in 2015, the Company assumed certain license and supply agreements. Payments under these arrangements generally become due and payable only upon the achievement of certain milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount. The Company has also placed orders with various suppliers for the purchase of certain tooling, supplies and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months. Commitments under these agreements amount to approximately $3.6 million in 2021, $0.1 million in 2022, $0.3 million in 2023, $0.2 million in 2024, and $0.2 million thereafter until termination in 2027.

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

In 2020, the Company obtained regulatory clearance for the Senhance ultrasonic system in Taiwan and Japan. On February 12, 2020, the Company expanded its claims in the EU for the Senhance System to include pediatric patients, allowing accessibility to more surgeons and patients, as well as expanding its potential market to include pediatric hospitals in Europe. The Company anticipates the robotic precision provided by the Senhance System, coupled with the already available 3 mm diameter instruments, will prove to be an effective tool in surgery with smaller patients. On March 13, 2020 the Company announced that it received FDA clearance for the Intelligent Surgical Unit™ (ISU™) for use with the Senhance System. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On September 23, 2020, the Company announced the first surgical procedures successfully completed using the ISU.

On January 19, 2021, the Company announced that it received CE Mark for the ISU. Finally, on July 28, 2021, the Company announced that it received FDA clearance for 5 mm diameter articulating instruments, offering better access to difficult-to-reach areas of the anatomy by providing two additional degrees of freedom. These instruments have previously received CE Mark for use in the EU.

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

Since inception, we have been unprofitable. As of June 30, 2021, we had an accumulated deficit of $753.4 million.

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

At-the-Market Offering

On May 19, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Robert W. Baird & Co. Incorporated (“Baird”) and Oppenheimer & Co. Inc. (“Oppenheimer”).  Each of Cantor, Baird and Oppenheimer are individually an “Agent” and collectively are the “Agents” under the Agreement.  Also on May 19, 2021, the Company filed a prospectus supplement relating to an at-the-market offering (the “2021 ATM Offering”) by the Company of up to an aggregate of $100,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), which shares of Common Stock are registered under the Registration Statement on Form S-3 ASR (File No. 333-256284) and automatically effective on May 19, 2021.

In June 2021, the Company launched the 2021 ATM Offering.  Sales to date under the 2021 ATM Offering are as follows (in thousands except for share and per share amounts):

For the Quarter Ended June 30, 2021

Total shares of common stock sold	331,811
Average price per share	$3.47
Gross proceeds	$1,152
Commisssion earned by Sales Agents	$34
Net proceeds	$1,118

2021 Exercise of Warrants

During the six months ended June 30, 2021, Series B, C and D warrants have been exercised for aggregate proceeds to the Company of $30.6 million.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

In the second quarter of 2021, our revenue consisted of ongoing System leasing payments, and sales of instruments and accessories and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended June 30, 2021 increased to $0.7 million compared to $0.3 million for the three months ended June 30, 2020. The $0.4 million increase was primarily the result of revenues from a higher number of lease arrangements and increased instruments and accessories sales for previously installed Senhance Systems during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. We expect revenue from customer exercises of the buyout options in their leases to fluctuate period to period based on the timing of when, and if customers choose to exercise the buyout options.

Service revenue for the three months ended June 30, 2021 increased to $0.4 million compared to $0.3 million for the three months ended June 30, 2020. The $0.1 million increase is primarily due to a higher number of systems with maintenance agreements in the current period.

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

Product cost for the three months ended June 30, 2021 increased to $1.5 million as compared to $0.7 million for the three months ended June 30, 2020. The $0.8 million increase primarily relates to $0.5 million increase in product costs driven by higher system leasing revenue, $0.2 million increase due to a write down of inventory and $0.1 million increase in personnel costs.

Service cost for the three months ended June 30, 2021 increased to $0.9 million as compared to $0.7 million for the three months ended June 30, 2020. This $0.2 million increase primarily relates to an increase in supplies costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

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

R&D expenses for the three months ended June 30, 2021 decreased 5% to $4.1 million as compared to $4.3 million for the three months ended June 30, 2020. The $0.2 million decrease primarily relates to decreased consulting costs of $0.3 million, decreased technology fees of $0.1 million and decreased supplies costs of $0.1 million partially offset by increased personnel-related costs of $0.1 million, increased miscellaneous costs of $0.1 million, and increased facilities costs of $0.1 million.

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

Sales and marketing expenses for the three months ended June 30, 2021 increased 24% to $3.6 million compared to $2.9 million for the three months ended June 30, 2020. The $0.7 million increase was primarily related to increased personnel costs of $0.3 million, increased consulting costs of $0.2 million, increased travel costs of $0.1 million, increased supplies costs of $0.1 million and increased miscellaneous costs of $0.1 million, partially offset by decreased depreciation expense of $0.1 million

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. We expect general and administrative costs to remain flat in future periods.

General and administrative expenses for the three months ended June 30, 2021 increased 6% to $3.8 million compared to $3.6 million for the three months ended June 30, 2020. The $0.2 million increase was primarily related to increased stockholder meeting costs of $0.2 million and increased supplies costs of $0.1 million partially offset by a decrease of facilities costs of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2021 increased 8% to $2.8 million compared to $2.6 million for the three months ended June 30, 2020. The $0.2 million increase was primarily the result of foreign currency exchange rates.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.5 million increase for the three months ended June 30, 2021 compared to a $0.2 million increase for the three months ended June 30, 2020. The $0.3 million increase was due to changes in the Company's fair value measurement of a discounted cash flow model using significant unobservable inputs including the probability of achieving the potential milestone, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the milestone.

Income Tax (Expense) Benefit

The Company recognized $0.0 million income tax expense for the three months ended June 30, 2021, compared to $0.7 million income tax benefit for the three months ended June 30, 2020. Income tax benefit for the three months ended June 30, 2020 consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for Asensus Surgical Italia as a result of the acquisition of the Senhance System.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

In the six months ended June 30, 2021, our revenue consisted of one Lease Buyout, ongoing System leasing payments, and sales of instruments and accessories and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the six months ended June 30, 2021 increased to $2.4 million compared to $0.6 million for the six months ended June 30, 2020. The $1.8 million increase was primarily the result of a Lease Buyout and revenues from multiple lease arrangements during the six months ended June 30, 2021 as compared to only revenues from leasing arrangements as well as instrument and accessory sales for previously installed Senhance System during the six months ended June 30, 2020. We expect revenue from customer exercises of the buyout options in their leases to fluctuate period to period based on the timing of when, and if customers choose to exercise the buyout options.

Service revenue for the six months ended June 30, 2021 increased to $0.8 million compared to $0.7 million for the six months ended June 30, 2020. The $0.1 million increase is primarily due to a higher number of systems with maintenance agreements in the current period.

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

Product cost for the six months ended June 30, 2021 increased to $3.9 million as compared to $1.6 million for the six months ended June 30, 2020. The increase primarily relates to a Lease Buyout and higher product costs driven by higher system leasing revenue.

Service cost for the six months ended June 30, 2021 increased to $1.6 million as compared to $1.5 million for the six months ended June 30, 2020. This $0.1 million increase primarily relates to increased supplies costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

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

R&D expenses for the six months ended June 30, 2021 increased 1% to $8.3 million as compared to $8.2 million for the six months ended June 30, 2020. The $0.1 million increase primarily relates to increased technology fees of $0.3 million, facilities costs of $0.1 million, consulting costs of $0.1 million, supplies costs of $0.1 million, testing costs of $0.1 million, partially offset by decreased personnel costs of $0.6 million.

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

Sales and marketing expenses for the six months ended June 30, 2021 decreased 8% to $6.6 million compared to $7.2 million for the six months ended June 30, 2020. The $0.6 million decrease was primarily related to decreased personnel costs of $0.4 million, decreased travel related costs of $0.2 million, and decreased depreciation expense of $0.2 million, partially offset by increased consulting costs of $0.1 million and increased supplies costs of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. We expect general and administrative costs to remain flat in future periods.

General and administrative expenses for the six months ended June 30, 2021 increased 11% to $7.8 million compared to $7.0 million for the six months ended June 30, 2020. The $0.8 million increase was primarily related to increased personnel costs of $0.7 million, stockholder meeting costs of $0.2 million, and supplies costs of $0.1 million, offset by decreased facilities costs of $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2021 increased 10% to $5.7 million compared to $5.2 million for the six months ended June 30, 2020. The $0.5 million increase is primarily the result of the transfer of IPR&D to definite-lived intangible assets in the first quarter of 2020 and fluctuations in foreign currency exchange rates.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.7 million increase for the six months ended June 30, 2021 compared to a $1.3 million increase for the six months ended June 30, 2020. The $0.6 million decrease was due to changes in the Company's fair value measurement of a discounted cash flow model using significant unobservable inputs including the probability of achieving the potential milestone, future Euro-to-USD exchange rates, and an estimated discount rate associated with the risks of the expected cash flows attributable to the milestone.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was $2.0 million for the six months ended June 30, 2021 compared to $0.3 million for the six months ended June 30, 2020. The net $1.7 million increase was the result of an increase in the stock price.

Income Tax (Expense) Benefit

The Company recognized $0.0 million income tax benefit for the six months ended June 30, 2021, compared to $1.4 million for the six months ended June 30, 2020. Income tax benefit for the six months ended June 30, 2020 consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for Asensus Surgical Italia as a result of the acquisition of the Senhance System.

Liquidity and Capital Resources

The Company had an accumulated deficit of $753.4 million and working capital of $165.7 million as of June 30, 2021. The Company has not established sufficient sales revenues to cover its operating costs and believes it may require additional capital in the future to proceed with its operating plan. As of June 30, 2021, the Company had cash and cash equivalents, excluding restricted cash, of approximately $157.1 million.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

While the Company believes that its existing cash and cash equivalents as of June 30, 2021 will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it may need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

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

Consolidated Cash Flow Data

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash (used in) provided by
Operating activities	$(18.5)	$(25.1)
Investing activities	(0.7)	(0.0)
Financing activities	160.1	30.8
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.0)
Net increase in cash, cash equivalents and restricted cash	$140.6	$5.7

Operating Activities

For the six months ended June 30, 2021, cash used in operating activities of $18.5 million consisted of a net loss of $30.5 million, offset by cash generated from working capital of $1 million and non-cash items of $11.1 million. The non-cash items primarily consisted of $3.6 million of stock-based compensation expense, $5.7 million of amortization, $2.0 million change in fair value of warrant liabilities, $1.6 million of depreciation, $0.7 million change in fair value of contingent consideration, and $0.3 million write down of inventory, offset by $2.8 million gain on extinguishment of debt. The increase in cash from changes in working capital primarily relates to a $3.2 million decrease in other current and long-term assets, a $3.1 million increase in operating lease liabilities, a $0.7 million increase in accounts payable, and a $0.1 million decrease in accounts receivable, offset by a $3.0 million increase in operating lease right-of-use assets, a $1.7 million increase in inventory net of transfers to property and equipment, and a $1.4 million decrease in accrued expenses.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $0.7 million. This amount consists of $0.7 million purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $160.1 million. The net change primarily related to $130.3 million in net proceeds from the issuance of common stock of $73.4 million in the January 2021 public offering, $28.6 million in the January 2021 registered direct offering, $27.3 million in the 2020 ATM Offering, $1.0 million in the 2021 ATM Offering, $30.6 million aggregate proceeds from the exercise of Series B, C and D warrants, and $0.2 million proceeds from stock option exercises, offset by $1.0 million taxes paid related to net share settlement of vesting of restricted stock units.

Operating Capital and Capital Expenditure Requirements

We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, commercial activities and the enhancement and protection of our intellectual property. We obtained financing for these activities over the past six months but cannot assure you that additional financing will not be required in the future to support our operations. We intend to use financing opportunities strategically to continue to strengthen our financial position.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.9 million as of June 30, 2021, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance sheet arrangements.

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

We periodically evaluate intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the six months ended June 30, 2021 and 2020.

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

In determining whether a transaction should be classified as a sales-type or operating lease, we consider the following terms at lease commencement: (1) whether title of the System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. As of June 30, 2021, all such arrangements have been classified as operating leases.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2020 Form 10-K, as supplemented by the following.

The coronavirus (COVID-19) pandemic continues to negatively impact our operations.

We have facilities and/or customers located in the United States, Israel, Japan, and Italy and a few other locations. All of our facilities are in locations that are subject to, or have been subject to, stay-at-home or shelter-in-place orders that have been re‑instated from time to time as pandemic surges occur. A variety of travel restrictions continue to cause delays in our product installation and training activities and are expected to continue. In the first quarter of 2021, elective surgeries were significantly reduced in Europe, Japan, and to some extent in different locations in the United States. These pandemic-related events have negatively impacted our implementation of new leasing arrangements, performance of surgical procedures using the Senhance System in some locations, and our product installation and training activities. In the second quarter of 2021, elective surgeries continued to be cancelled, particularly in Europe. Although we believe such disruptions may be temporary, we cannot assure you that the impact of the COVID-19 pandemic will not have a material impact on our business and financial results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2021:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1 - 31, 2021	-	$-	-	-
May 1 - 31, 2021	-	-	-	-
June 1 - 30, 2021	245,850	3.37	-	-
Total	245,850	$3.37	-	-

(1)

These amounts consist of 245,850 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the vesting date.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Asensus Surgical, Inc., effective July 15, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2021).

10.1 +

Asensus Surgical, Inc. Amended and Restated Incentive Compensation Plan effective as of July 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2021).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

+         A management contract, compensatory plan or arrangement required to be separately identified.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: August 5, 2021	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: August 5, 2021	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer