Form 10-Q
period 2021-09-30
ASENSUS SURGICAL, INC.
filed 2021-11-03
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 0-19437

ASENSUS SURGICAL, INC.

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

The number of shares outstanding of the registrant’s common stock, as of October 29, 2021 was 234,389,729.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product	$2,176	$436	$4,576	$992
Service	395	378	1,180	1,076
Total revenue	2,571	814	5,756	2,068

Cost of revenue:
Product	2,659	720	6,517	2,353
Service	691	703	2,292	2,220
Total cost of revenue	3,350	1,423	8,809	4,573

Gross loss	(779)	(609)	(3,053)	(2,505)
Operating Expenses:
Research and development	4,469	4,673	12,773	12,867
Sales and marketing	3,551	3,136	10,166	10,291
General and administrative	5,557	3,462	13,397	10,426
Amortization of intangible assets	2,804	2,780	8,533	7,964
Change in fair value of contingent consideration	278	502	1,013	1,770
Restructuring and other charges	-	-	-	858
Total Operating Expenses	16,659	14,553	45,882	44,176

Operating Loss	(17,438)	(15,162)	(48,935)	(46,681)
Other Income (Expense)
Gain on extinguishment of debt	-	-	2,847	-
Change in fair value of warrant liabilities	-	63	(1,981)	(206)
Interest income	122	3	253	34
Interest expense	(65)	-	(77)	-
Employee retention tax credit	1,311	-	1,311	-
Other income (expense), net	33	16	(3)	(54)
Total Other Income (Expense), net	1,401	82	2,350	(226)

Loss before income taxes	(16,037)	(15,080)	(46,585)	(46,907)
Income tax (expense) benefit	(32)	(2)	4	1,386
Net loss	(16,069)	(15,082)	(46,581)	(45,521)
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	(412)
Deemed dividend related to conversion of preferred stock into common stock	-	-	-	(299)
Net loss attributable to common stockholders	(16,069)	(15,082)	(46,581)	(46,232)

Comprehensive loss:
Net loss	(16,069)	(15,082)	(46,581)	(45,521)
Foreign currency translation (loss) gain	(931)	2,101	(2,397)	2,191
Unrealized loss on available-for-sale investments	(53)	-	(53)	-
Comprehensive loss	$(17,053)	$(12,981)	$(49,031)	$(43,330)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.07)	$(0.15)	$(0.21)	$(0.77)
Weighted average number of shares used in computing net loss per common share - basic and diluted	234,337	97,538	224,300	59,737

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$59,779	$16,363
Short-term investments, available-for-sale	57,972	-
Accounts receivable, net	955	1,115
Inventories	11,954	10,034
Prepaid expenses	2,209	3,535
Employee retention tax credit receivable	1,311	-
Other current assets	627	2,966
Total Current Assets	134,807	34,013

Restricted cash	1,153	1,166
Long-term investments, available-for-sale	30,142	-
Inventories, net of current portion	5,963	8,813
Property and equipment, net	9,911	10,342
Intellectual property, net	12,820	22,267
Net deferred tax assets	287	307
Operating lease right-of-use assets, net	4,328	1,164
Other long-term assets	348	186
Total Assets	$199,759	$78,258

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,231	$1,965
Accrued expenses	4,841	5,615
Operating lease liabilities - current portion	671	686
Deferred revenue	678	789
Notes payable - current portion, net of debt discount	-	1,228
Total Current Liabilities	9,421	10,283

Long-Term Liabilities:
Contingent consideration	4,949	3,936
Noncurrent operating lease liabilities	3,888	628
Notes payable, less current portion	-	1,587
Warrant liabilities	-	255
Total Liabilities	18,258	16,689

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2021 and December 31, 2020; 234,370,083 and 116,231,072 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	234	116
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	950,242	781,397
Accumulated deficit	(769,493)	(722,912)
Accumulated other comprehensive income	518	2,968
Total Stockholders' Equity	181,501	61,569
Total Liabilities and Stockholders' Equity	$199,759	$78,258

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2020	116,231	$116	-	$-	-	$-	$781,397	$(722,912)	$2,968	$61,569
Stock-based compensation	-	-	-	-	-	-	1,786	-	-	1,786
Issuance of common stock, net of issuance costs	70,666	71	-	-	-	-	129,251	-	-	129,322
Exercise of stock options and warrants	45,114	45	-	-	-	-	32,687	-	-	32,732
Award of restricted stock units	706	1	-	-	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	67	-	(214)	-	-	(214)
Cancellation of treasury stock	-	-	-	-	(67)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,938)	(1,938)
Net loss	-	-	-	-	-	-	-	(17,340)	-	(17,340)
Balance, March 31, 2021	232,717	233	-	-	-	-	944,907	(740,252)	1,030	$205,918
Stock-based compensation	-	-	-	-	-	-	1,842	-	-	1,842
Issuance of common stock, net of issuance costs	332	-	-	-	-	-	992	-	-	992
Exercise of stock options and warrants	508	-	-	-	-	-	337	-	-	337
Award of restricted stock units	674	1	-	-	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	246	-	(829)	-	-	(829)
Cancellation of treasury stock	-	-	-	-	(246)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	472	472
Net loss	-	-	-	-	-	-	-	(13,172)	-	(13,172)
Balance, June 30, 2021	234,231	$234	-	$-	-	$-	$947,249	$(753,424)	$1,502	$195,561
Stock-based compensation	-	-	-	-	-	-	2,961	-	-	2,961
Issuance of common stock, net of issuance costs	21	-	-	-	-	-	47	-	-	47
Exercise of stock options and warrants	5	-	-	-	-	-	2	-	-	2
Award of restricted stock units	113	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	6	-	(17)	-	-	(17)
Cancellation of treasury stock	-	-	-	-	(6)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(984)	(984)
Net loss	-	-	-	-	-	-	-	(16,069)	-	(16,069)
Balance, September 30, 2021	234,370	$234	-	$-	-	$-	$950,242	$(769,493)	$518	$181,501

Balance, December 31, 2019	20,691	$21	-	$-	-	-	$720,484	$(663,600)	$(1,370)	$55,535
Stock-based compensation	-	-	-	-	-	-	1,923	-	-	1,923
Issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	14,122	14	7,937	79	-	-	13,432	-	-	13,525
Issuance of common stock, net of issuance costs	7,030	7	-	-	-	-	11,205	-	-	11,212
Conversion of preferred stock to common stock	3,053	3	(3,053)	(30)	-	-	27	-	-	-
Exchange of shares for Series B Warrants	2,041	2	-	-	-	-	2,468	-	-	2,470
Award of restricted stock units	141	-	-	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	-	-	28	-	(33)	-	-	(33)
Cancellation of treasury stock	-	-	-	-	(28)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(872)	(872)
Net loss	-	-	-	-	-	-	-	(16,598)	-	(16,598)
Balance, March 31, 2020	47,078	47	4,884	49	-	-	749,506	(680,198)	(2,242)	$67,162
Stock-based compensation	-	-	-	-	-	-	1,933	-	-	1,933
Exercise of warrants	4,913	5	-	-	-	-	3,335	-	-	3,340
Conversion of preferred stock to common stock	4,884	5	(4,884)	(49)	-	-	44	-	-	-
Award of restricted stock units	28	-	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	962	962
Net loss	-	-	-	-	-	-	-	(13,840)	-	(13,840)
Balance, June 30, 2020	56,903	$57	-	$-	-	$-	$754,818	$(694,038)	$(1,280)	$59,557
Stock-based compensation	-	-	-	-	-	-	1,944	-	-	1,944
Award of restricted stock units	119	-	-	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	42,857	43	-	-	-	-	13,606	-	-	13,649
Other comprehensive loss	-	-	-	-	-	-	-	-	2,101	2,101
Net loss	-	-	-	-	-	-	-	(15,082)	-	(15,082)
Balance, September 30, 2020	99,879	$100	-	$-	-	$-	$770,368	$(709,120)	$821	$62,169

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(46,581)	$(45,521)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	2,416	2,015
Amortization of intangible assets	8,533	7,964
Amortization of discounts and premiums on investments, net	65	-
Stock-based compensation	6,589	5,800
Gain on extinguishment of debt	(2,847)	-
Deferred tax benefit	(4)	(1,386)
Write down of inventory	377	-
Change in fair value of warrant liabilities	1,981	206
Change in fair value of contingent consideration	1,013	1,770

Changes in operating assets and liabilities:
Accounts receivable	113	(252)
Inventories	(1,941)	(4,410)
Operating lease right-of-use assets	(3,174)	(1,045)
Prepaid expenses	1,220	1,269
Employee retention tax credit receivable	(1,311)	-
Other current and long-term assets	2,098	2,009
Accounts payable	1,376	(706)
Accrued expenses	(588)	(1,772)
Deferred revenue	(81)	(56)
Operating lease liabilities	3,259	1,115
Other long-term liabilities	-	(910)
Net cash and cash equivalents used in operating activities	(27,487)	(33,910)

Investing Activities:
Purchase of available-for-sale investments	(88,232)	-
Purchase of property and equipment	(838)	(3)
Net cash and cash equivalents used in investing activities	(89,070)	(3)

Financing Activities:
Proceeds from issuance of common stock, preferred stock and warrants under 2020 financing, net of issuance costs	-	13,525
Proceeds from issuance of common stock, net of issuance costs	130,361	24,861
Proceeds from notes payable, net of issuance costs	-	2,815
Taxes paid related to net share settlement of vesting of restricted stock units	(1,058)	(33)
Payment of contingent consideration	-	(74)
Proceeds from exercise of stock options and warrants	30,838	3,340
Net cash and cash equivalents provided by financing activities	160,141	44,434

Effect of exchange rate changes on cash and cash equivalents	(181)	30
Net increase in cash, cash equivalents and restricted cash	43,403	10,551
Cash, cash equivalents and restricted cash, beginning of period	17,529	10,567
Cash, cash equivalents and restricted cash, end of period	$60,932	$21,118

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$2,156	$5,839
Reclass of warrant liability to common stock and additional paid-in-capital	$2,236	$-
Lease liabilities arising from obtaining right-of-use assets	$3,857	$-
Exchange of common stock for Series B Warrants	$-	$2,470
Transfer of in-process research and development to intellectual property	$-	$2,425
Conversion of preferred stock to common stock	$-	$79

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Capitalization

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

On March 13, 2020, the Company announced that it received FDA clearance for the Intelligent Surgical Unit™ (ISU™) for use with the Senhance System. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On September 23, 2020, the Company announced the first surgical procedures successfully completed using the ISU. On September 1, 2021, the Company announced that it received FDA clearance for an expansion of machine vision capabilities. On January 19, 2021, the Company announced that it received CE Mark for the ISU. Lastly, on July 28, 2021, the Company announced that it received FDA clearance for 5 mm diameter articulating instruments, offering better access to difficult-to-reach areas of the anatomy by providing two additional degrees of freedom. These instruments have previously received CE Mark for use in the EU.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Fiscal 2020 Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Liquidity

The Company had an accumulated deficit of $769.5 million and working capital of $125.4 million as of September 30, 2021. The Company has not established sufficient sales revenues to cover its operating costs and believes it may require additional capital in the future to proceed with its operating plan.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

In the first quarter of 2021, the Company raised additional capital through equity offerings, including raising net proceeds of $73.4 million in a January 2021 public offering, $28.6 million in a January 2021 registered direct offering, and $27.3 million in an at-the-market offering launched in 2020 (the “2020 ATM Offering”). Also, outstanding Series B, C and D warrants were exercised in the nine months ended September 30, 2021 for aggregate proceeds to the Company of $30.6 million.

In the second quarter of 2021, the Company launched the 2021 ATM Offering and raised proceeds, net of legal costs and commissions, of $1.2 million under this offering in the nine months ended September 30, 2021.

As of September 30, 2021, the Company had cash, cash equivalents, short-term and long-term investments, excluding restricted cash, of approximately $147.9 million.

While the Company believes that its existing cash, cash equivalents, and short-term investments as of September 30, 2021 will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it may need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity under the 2021 ATM Offering or otherwise, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include impairment considerations for long- term intangible assets, fair value estimates related to contingent consideration, warrant liabilities, stock compensation expense, revenue recognition, accounts receivable reserves, short-term and long-term investments, excess and obsolete inventory reserves, inventory classification between current and non-current, measurement of lease liabilities and corresponding right-of-use (“ROU”) assets, and deferred tax asset valuation allowances.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from a foreign subsidiary for which the Company anticipates settlement in the foreseeable future are recorded in the condensed consolidated statements of operations and comprehensive loss. The net gains and losses included in net loss in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 were not significant.

Cash and Cash Equivalents, Restricted Cash, and Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted cash as of September 30, 2021 and December 31, 2020 includes $1.2 million and $1.2 million, respectively, in cash accounts held as collateral primarily under the terms of an office operating lease, credit cards, and automobile leases.

The Company’s investments as of September 30, 2021 consisted of corporate money market funds, commercial paper and corporate bonds and were classified as available-for-sale. Investments classified as available-for-sale are measured at fair value, and net unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) on the balance sheet until realized. Realized gains and losses on sales of investment securities are determined based on the specific-identification method and are recorded in interest expense, net. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest expense, net. The Company held no investments as of December 31, 2020. There were no gross realized gains or losses for the three or nine months ended September 30, 2021, and September 30, 2020. There have been no unrealized gains or losses reclassified from accumulated other comprehensive income (loss). Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Concentrations and Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, and investments, including amounts held in money market funds, commercial paper, and corporate bonds. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s domestic cash deposits may at times exceed the Federal Deposit Insurance Corporation’s insured limit. Balances in excess of federally insured limitations may not be insured. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts. Investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investments consist of various major corporations, financial institutions, and government agencies of high credit standing.

The Company’s accounts receivable are derived from sales and leases to customers located throughout the world. The Company evaluates its customers’ financial condition and, generally, requires no collateral from its customers. The Company provided reserves for potential credit losses and recorded no bad debt charges during the three and nine months ended September 30, 2021 and 2020. The Company had four customers who constituted 58% of the Company’s net accounts receivable as of September 30, 2021. The Company had seven customers who constituted 68% of the Company’s net accounts receivable at December 31, 2020. The Company had one customer who accounted for 61% of revenue in the three months ended September 30, 2021 and nine customers who accounted for 57% of revenue in the three months ended September 30, 2020. The Company had two customers who accounted for 50% of revenue in the nine months ended September 30, 2021 and nine customers who accounted for 58% of revenue in the nine months ended September 30, 2020.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts was determined on a customer specific basis based on deemed collectability. The allowance for doubtful accounts was $1.7 million and $1.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

The Company periodically evaluates intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the three and nine months ended September 30, 2021 and 2020.

Property and Equipment

Property and equipment consists primarily of operating lease Senhance System assets, machinery, manufacturing equipment, demonstration equipment, computer equipment, furniture, leasehold improvements, and purchased software which are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Operating lease assets – Senhance System leasing (in years)	5
Machinery, manufacturing and demonstration equipment (in years)	3	-	5
Computer equipment (in years)	3
Furniture (in years)	5
Leasehold improvements	Lesser of lease term or 3 to 10 years
Purchased Software	5

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

The Company reviews its property and equipment assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. The Company did not identify any impairment during the three and nine months ended September 30, 2021 and 2020.

Other Receivable – Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to keep employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and December 13, 2020 that meet requirements of the ERTC provision. On March 11, 2021, the American Rescue Plan Act was enacted extending the deadline of the ERTC to December 31, 2021 and expanded who is eligible to claim the credit. For the three and nine months ended September 30, 2021 we submitted an ERTC refund for $1.3 million and recorded the amount into Other Income (Expense) on the condensed consolidated statements of operations and comprehensive loss. The Company believes there is a reasonable assurance that it will comply with the relevant conditions of the employee retention credit provision of the CARES Act and that it will receive the credit.

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

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar S.p.A., an Italian company (“Sofar”), of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System. Under the terms of the Purchase Agreement, as amended in 2016, as of September 30, 2021, the Company has accrued $4.9 million of estimated fair value of remaining contingent consideration related to a milestone of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter or in the event that (i) the Company or Asensus International is acquired, (ii) the Company significantly reduce or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System.

Warrant Liabilities

The Company’s Series B Warrants (see Note 9) were measured at fair value using a simulation model which took into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (see Note 3). The warrant liability was revalued at each reporting period and changes in fair value were recognized in the condensed consolidated statements of operations and comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. All remaining outstanding Series B Warrants were exercised in the first quarter 2021.

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

The Company recognizes revenues when or as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations as follows:

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

The following table presents revenue disaggregated by type and geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
U.S.
Systems	$78	$101	$262	$176
Instruments and accessories	60	82	201	149
Services	105	106	307	278
Total U.S. revenue	243	289	770	603

Outside of U.S. ("OUS")
Systems	1,332	131	2,762	257
Instruments and accessories	706	122	1,351	410
Services	290	272	873	798
Total OUS revenue	2,328	525	4,986	1,465

Total
Systems	1,410	232	3,024	433
Instruments and accessories	766	204	1,552	559
Services	395	378	1,180	1,076
Total revenue	$2,571	$814	$5,756	$2,068

The Company recognizes sales by geographic area based on the country in which the customer is based. Operating lease revenue from Senhance System leasing is included as Systems in the above table and was approximately $0.3 million and $0.2 million in the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.4 million in the nine months ended September 30, 2021 and 2020, respectively.

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $2.7 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Contract assets are included in accounts receivable and totaled $0.1 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended September 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each reporting period was $0.1 million and $0.1 million, respectively. Revenue recognized for the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each reporting period was $0.5 million and $0.5 million, respectively. The aggregate amount of transaction price allocated to performance obligations that remain unsatisfied as of September 30, 2021 was $2.7 million, which is expected to be recognized as revenue over one to three years.

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

In determining whether a transaction should be classified as a sales-type, operating, or direct financing lease, the Company considers the following terms at lease commencement: (1) whether title of the Senhance System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. All such arrangements through September 30, 2021 are classified as operating leases.

Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon System usage and is presented as product revenue. Revenue related to lease elements from operating lease arrangements was approximately $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor, and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. During the three months ended September 30, 2021 and 2020, the Company recorded $0.1 million and $0 million, respectively, of expenses for inventory obsolescence related to certain System components. During the nine months ended September 30, 2021 and 2020, the Company recorded $0.4 million and $0 million, respectively, of expenses for inventory obsolescence related to certain System components.

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

The Company records as expense the fair value of stock-based compensation awards, including stock options and restricted stock units. Compensation expense for stock-based compensation was approximately $3.0 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and was approximately $6.6 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Approximately 77% and 27% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2021 and December 31, 2020, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s facility in Italy, and include intellectual property, inventories, property and equipment, cash, prepaid expenses, operating lease right-of-use assets, accounts receivable, restricted cash, net deferred tax assets, and other current and long-term assets of $45.5 million and $56.8 million as of September 30, 2021 and December 31, 2020, respectively. Total assets outside of the United States amounted to 23% and 73% of total consolidated assets as of September 30, 2021 and December 31, 2020, respectively.  Long-term assets in the U.S. were 58% and 11%, Switzerland were 23% and 41%, and Italy were 17% and 48%, as of September 30, 2021 and December 31, 2020, respectively. The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended September 30, 2021 and 2020, 9% and 36%, respectively, of net revenue were generated in the United States; while 82% and 46%, respectively, were generated in Europe; and 9% and 18% were generated in Asia. For the nine months ended September 30, 2021 and 2020, 13% and 29%, respectively, of net revenue were generated in the United States; while 55% and 50%, respectively, were generated in Europe; and 32% and 21% were generated in Asia.

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

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities include cash and cash equivalents, restricted cash, investments, contingent consideration and warrant liabilities. ASC 820-10 (“Fair Value Measurement Disclosure”) requires the valuation using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. The Company did not have any transfers of assets and liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2021 and 2020.

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

The carrying values of accounts receivable, prepaid expense, other current assets, accounts payable, and certain accrued expenses as of September 30, 2021 and December 31, 2020 approximate their fair values due to the short-term nature of these items. The Company’s notes payable balance also approximates fair value as of December 31, 2020, as the interest rate on the notes payable approximates the rates available to the Company as of this date.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2021
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$59,779	$-	$-	$59,779
Restricted cash	1,153	-	-	$1,153
Short-term investments	-	57,972	-	$57,972
Long-term investments	-	30,142	-	$30,142
Total assets measured at fair value	$60,932	$88,114	$-	$149,046
Liabilities measured at fair value
Contingent consideration	$-	$-	$4,949	$4,949
Total liabilities measured at fair value	$-	$-	$4,949	$4,949

(1) Includes investments that are readily convertible to cash with original maturities of 90 days or less.

	December 31, 2020
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents	$16,363	$-	$-	$16,363
Restricted cash	1,166	-	-	1,166
Total assets measured at fair value	$17,529	$-	$-	$17,529
Liabilities measured at fair value
Contingent consideration	$-	$-	$3,936	$3,936
Warrant liabilities	-	-	255	255
Total liabilities measured at fair value	$-	$-	$4,191	$4,191

The Company’s financial liabilities consisted of contingent consideration payable to Sofar related to the Senhance Acquisition in September 2015. This liability is reported as Level 3 as estimated fair value of the contingent consideration related to the acquisition requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions, and applying a probability to each outcome. The increase in fair value of the contingent consideration of $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively was primarily due to the passage of time partially offset by a higher discount rate, decreased volatility, and changes in the Euro-to-USD exchange rates. The increase in fair value of the contingent consideration of $0.5 million and $1.8 million for the three and nine months ended September 30, 2020, respectively was primarily due to the passage of time. Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company uses a probability-weighted income approach for estimating the fair value of the contingent consideration. The significant unobservable inputs used in this approach include estimates of amounts and timing of stated milestones, volatility, and the discount rate.

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

The final remeasurement upon exercise of the Series B warrants was on February 8, 2021 and all Series B warrants have been exercised as of September 30, 2021. The change in fair value of the Series B warrants for the nine months ended September 30, 2021 and 2020 was an increase of $2.0 million and an increase of $0.2 million, respectively and was included in the Company’s condensed consolidated statements of operations and comprehensive loss. The increase in fair value of the Series B warrants of $2.0 million for the nine months ended September 30, 2021 was primarily due to an increase in share price, a lower discount rate, increased volatility, and the passage of time. No change in fair value was recorded for the three months ended September 30, 2021. The change in fair value of the Series B warrants for the three months ended September 30, 2020 was an decrease of $0.1 million. The following table presents the inputs and valuation methodologies used for the Company’s fair value of the Series B warrants:

December 31,
Series B Warrants	2020

Valuation methodology	Black-Scholes-Merton
Term (years)	1.32
Risk free rate	0.10%
Dividends	-
Volatility	150.97%
Share price	$0.63

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration as of September 30, 2021 and December 31, 2020:

			Weighted Average (range, if applicable)
	Valuation	Significant	September 30,			December 31,
	Methodology	Unobservable Input	2021			2020

Contingent consideration	Probability weighted income approach	Milestone dates	2025	to	2029	2024	to	2029
		Discount rate		9.5%			9.5%
		Volatility		70%			71.0%

The following table summarizes the change in fair value, as determined by Level 3 inputs for the warrants and the contingent consideration for the nine months ended September 30, 2021:

	Fair Value Measurement at Reporting Date (Level 3)
	(in thousands)
	Common stock warrants	Contingent consideration
Balance at December 31, 2020	$255	$3,936
Exercise of warrants	(2,236)	-
Change in fair value	1,981	1,013
Balance at September 30, 2021	$-	$4,949

Current portion	$-	$-
Long-term portion	-	4,949
Balance at September 30, 2021	$-	$4,949

4.	Investments

The aggregate fair values of investment securities along with unrealized gains and losses determined on an individual investment security basis and included in other comprehensive income are as follows:

	September 30, 2021
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Short-term investments	Long-term investments
Commerical Paper	$28,712	$-	$(12)	$28,700	$28,700	$-
Corporate Bonds	59,455	-	(41)	59,414	29,272	30,142
Total Investments	$88,167	$-	$(53)	$88,114	$57,972	$30,142

The following table summarizes the contractual maturities of the Company’s available-for-sale investments, as of September 30, 2021:

	Amortized Cost	Fair Value
Mature in less than one year	$57,997	$57,972
Mature in one to two years	30,170	$30,142
Total	$88,167	$88,114

Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. There were no sales of investments or gross realized gains or losses for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

5.	Inventories

The components of inventories are as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Finished goods	$11,154	$10,749
Raw materials	6,763	8,098
Total inventories	$17,917	$18,847

Current portion	$11,954	$10,034
Long-term portion	5,963	8,813
Total inventories	$17,917	$18,847

During the three and nine months ended September 30, 2021, the Company recorded a $0.1 million and a $0.4 million charge for inventory obsolescence related to certain system components, respectively. There were no such write-downs or charges for the three and nine months ended September 30, 2020.

6.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(57,207)	$947	$12,578
Technology and patents purchased	400	(192)	34	242
Total intellectual property	$69,238	$(57,399)	$981	$12,820

	December 31, 2020
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(51,734)	$4,872	$21,976
Technology and patents purchased	400	(168)	59	291
Total intellectual property	$69,238	$(51,902)	$4,931	$22,267

The weighted average remaining useful life of the developed technology and technology and patents purchased was 1.7 years and 5.6 years, respectively as of September 30, 2021.

7.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0.0% for the year ending December 31, 2021. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was (0.2)% and 0.0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 0% and 3.0%, respectively.

The Company incurred losses for the three and nine month periods ended September 30, 2021 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

Income tax benefit on the condensed consolidated statement of operations and comprehensive loss is comprised of deferred tax benefit and current tax expense (benefit). The deferred tax benefit during the three months ended September 30, 2021 and 2020, was approximately $0.0 million and $0.0 million, respectively. The deferred tax benefit during the nine months ended September 30, 2021 and 2020, was approximately $0.0 million and $1.4 million, respectively. The current tax expense (benefit) during the three months ended September 30, 2021 and 2020, was approximately $0.03 million and $0.0 million, respectively. The current tax expense (benefit) during the nine months ended September 30, 2021 and 2020, was approximately $0.00 million and $0.04 million, respectively.

At September 30, 2021, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2021; no GILTI tax has been recorded for the three or nine months ended September 30, 2021 or 2020.

8.	Notes Payable – Payroll Protection Program

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

The Promissory Note had a two-year term, maturing on April 27, 2022, and bore interest at 1.00% per annum. The Promissory Note could be forgiven partially or fully if the proceeds were used for covered payroll, rent and utility costs incurred during the “Covered Period,” which was the 24-week period beginning on the date the Company received the PPP loan proceeds from the Lenders, and if at least 60% of the proceeds were used for covered payroll costs. All or a portion of the Promissory Note could be forgiven by the SBA upon application by the Company and documentation of expenditures in accordance with the SBA requirements. If the Promissory Note was not forgiven, payments can be deferred until 10 months after the end of the Company’s Covered Period, . The Promissory Note contained customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. The Promissory Note was classified as long-term except for the portion to be paid within twelve months of the year end, which was classified as current.

The Company submitted its application for forgiveness of the Promissory Note in full to the Lender on February 10, 2021. On June 10, 2021, the Company received notification from the SBA that the principal amount of $2.8 million and related interest had been forgiven. Gain on extinguishment of debt of $2.8 million was recognized for the nine months ended September 30, 2021 on the condensed consolidated statement of operations and comprehensive loss.

9.	Equity Offerings

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

On  October 9, 2020, the Company filed a prospectus supplement relating to an at-the-market offering with Cantor pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $40.0 million of shares of the Company’s common stock, through Cantor as sales agent, pursuant to the 2019 Sales Agreement (the “2020 ATM Offering”). Sales of the common stock were made on the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on  February 10, 2020. The aggregate compensation payable to Cantor was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. The Company terminated this agreement in January 2021.

The following table summarizes the total sales under the 2020 ATM Offering for the nine months ended September 30, 2021 (in thousands except for share and per share amounts):

For the Nine Months Ended September 30, 2021
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

The following table summarizes the total sales under the 2021 ATM Offering for the nine months ended September 20, 2021 (in thousands except for share and per share amounts):

For the Nine Months Ended September 30, 2021
Total shares of common stock sold	352,880

Average price per share	$3.47

Gross proceeds	$1,224
Commissions earned by Agents	$37
Net proceeds	$1,187

On March 10, 2020, the Company closed the March 2020 Public Offering and sold an aggregate of 14,121,766 Class A Units at a public offering price of $0.68 per Class A Unit and 7,937,057 Class B Units at a public offering price of $0.68 per Class B Unit. Each Class A Unit consisted of one share of the Company’s common stock, one warrant to purchase one share of common stock that expired on the first anniversary of the date of issuance (collectively, the “Series C Warrants”), and one warrant to purchase one share of common stock that expires on the fifth anniversary of the date of issuance (collectively, the “Series D Warrants”). Each Class B Unit consisted of one share of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), convertible into one share of common stock, a Series C Warrant to purchase one share of common stock and a Series D Warrant to purchase one share of common stock. The Class A Units and Class B Units had no stand-alone rights and were not certificated or issued as stand-alone securities. The shares of common stock, Series A Preferred Stock, Series C Warrants and Series D Warrants are immediately separable. In addition, the underwriter for the public offering exercised an overallotment option and purchased 3,308,823 Series C Warrants and 3,308,823 Series D Warrants.

The shares of Series A Preferred Stock ranked on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company. With certain statutory exceptions, as described in the Series A Preferred Stock Certificate of Designation, the shares of Series A Preferred Stock had no voting rights. Each share of Series A Preferred Stock was convertible at any time at the holder’s option into one share of common stock, which conversion ratio was subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series A Preferred Stock Certificate of Designation. The Company recorded a beneficial conversion feature of $0.4 million as a deemed dividend included in additional paid-in capital and an immediate charge to earnings available to common stockholders for the year ended December 31, 2020. All of the shares of Series A Preferred Stock were converted to common stock by the holders by June 30, 2020. Upon conversion, the Company recorded $0.3 million as a deemed dividend as an immediate charge to earnings available to common stockholders for the year ended December 31, 2020. In accordance with the Series A Preferred Stock Certificate of Designation, the shares of Series A Preferred Stock regained the status of authorized and unissued shares of preferred stock.

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

During the nine months ended September 30, 2021, the Company issued 45,317,101 shares of common stock upon the exercise of Series B, C, and D warrants for aggregate proceeds of $30.6 million.

10.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, warrants and preferred stock. For the nine months ended  September 30, 2020, the effects of the Series A Preferred Stock beneficial conversion charge and conversion are included in the calculation of net loss attributable to common stockholders. No adjustments have been made to the weighted average outstanding common shares figures for the nine months ended September 30, 2021 or 2020 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30,
	2021	2020
Stock options	5,089,464	4,285,880
Stock warrants	1,013,383	46,498,909
Nonvested restricted stock units	3,891,249	2,915,014
Total	9,994,096	53,699,803

11.	Commitments and Contingencies

Contingent Consideration

On September 21, 2015, the Company completed the strategic acquisition, through its wholly owned subsidiary TransEnterix International, from Sofar, of all of the assets, employees and contracts related to the advanced robotic system for minimally invasive laparoscopic surgery now known as the Senhance System. Under the terms of the Purchase Agreement, as amended in 2016, as of September 30, 2021, the Company has accrued $4.9 million of estimated fair value of remaining contingent consideration which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter.

Legal Proceedings

No liability or related charge was recorded to earnings in the Company’s condensed consolidated financial statements for legal contingencies for the three or nine months ended September 30, 2021 and 2020.

Operating Leases

Many of the Company’s leases include base rental periods coupled with options to renew or terminate the lease, generally at the Company’s discretion.  In evaluating the lease term, the Company considers whether renewal is reasonably certain.  To the extent a significant economic incentive exists to renew the lease, the option is included within the lease term.  Based on the Company’s leases, renewal options generally do not provide a significant economic incentive and are therefore excluded from the lease term. The ROU asset is included in operating lease right-of-use assets, net on the condensed consolidated balance sheets.  The current portion of operating lease liabilities are presented within operating lease liabilities – current portion on the condensed consolidated balance sheets and the non-current portion of operating lease liabilities are presented within noncurrent operating lease liabilities on the condensed consolidated balance sheets and represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate, which ranges between 6.1% and 8.5% based on the terms of the lease.  The weighted average discount rate was 7.8% and 8.2% as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the right-of-use asset totaled $4.3 million and the lease liability totaled $4.6 million, of which $0.7 million is classified as current and $3.9 million is classified as non-current. Operating lease costs for the three months ended September 30, 2021 and 2020 totaled $0.4 million and $0.5 million and are included within operating expenses in the condensed consolidated statement of operations and comprehensive loss. Operating lease costs for the nine months ended September 30, 2021 and 2020 totaled $1.3 million and $1.5 million and are included within operating expenses in the condensed consolidated statement of operations and comprehensive loss. The weighted average remaining lease term for operating leases as of September 30, 2021 was 8.5 years. Total cash paid for operating leases, which is included within cash flows from operating activities within the condensed consolidated statement of cash flows, was $0.3 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and was $0.8 million and $1.1 million during the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the minimum lease payments as of September 30, 2021 (in thousands):

Fiscal Year
Remainder of 2021	$271
2022	983
2023	728
2024	635
2025	635
Thereafter	3,004
Total minimum lease payments	$6,256
Less: Amount of lease payments representing interest	(1,697)
Present value of future minimum lease payments	$4,559

License and Supply Agreements

As part of the Company’s acquisition of the Senhance System in 2015, the Company assumed certain license and supply agreements. Payments under these arrangements generally become due and payable only upon the achievement of certain milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount. The Company has also placed orders with various suppliers for the purchase of certain tooling, supplies and contract engineering and research services. Each of these orders has a duration or expected completion within the next twelve months. Commitments under these agreements amount to approximately $3.2 million in 2021, $0.1 million in 2022, $0.3 million in 2023, $0.2 million in 2024, and $0.2 million thereafter until termination in 2027.

12.	Subsequent Events

In October 2021, a subsidiary of the Company, Asensus Surgical Italia S.r.L., entered into a lease agreement for new research, development, and demonstration space in Milan, Italy. The lease is expected to commence in the fourth quarter of 2021, has an initial lease term of 87 months following commencement, and includes a tenant option to extend the lease term for up to an additional six-year period. Quarterly base rent payments begin fifteen months after the commencement date and are subject to annual escalations beginning in the third year. Total base rent payments over the initial 87-month term shall be approximately $1.7 million. A proportionate share of building operating costs, ad valorem property taxes, value-added tax are also due quarterly.

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

Overview

Asensus Surgical is a medical device company that is digitizing the interface between the surgeon and the patient to pioneer a new era of Performance-Guided Surgery™ by unlocking the clinical intelligence to enable consistently superior outcomes and a new standard of surgery. This builds upon the foundation of Digital Laparoscopy with the Senhance® Surgical System powered by the Intelligent Surgical Unit to increase surgeon control and reduce surgical variability. With the addition of machine vision, augmented intelligence, and deep learning capabilities throughout the surgical experience, we intend to holistically address the current clinical, cognitive and economic shortcomings that drive surgical outcomes and value-based healthcare. The Company is focused on the market development for and commercialization of the Senhance Surgical System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3 mm microlaparoscopic instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

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

In 2020, the Company obtained regulatory clearance for the Senhance ultrasonic system in Taiwan and Japan. On February 12, 2020, the Company expanded its claims in the EU for the Senhance System to include pediatric patients, allowing accessibility to more surgeons and patients, as well as expanding its potential market to include pediatric hospitals in Europe. The Company anticipates the robotic precision provided by the Senhance System, coupled with the already available 3 mm diameter instruments, will prove to be an effective tool in surgery with smaller patients. On March 13, 2020 the Company announced that it received FDA clearance for the Intelligent Surgical Unit™ (ISU™) for use with the Senhance System. The Company believes it is the first such FDA submission seeking clearance for machine vision technology in abdominal robotic surgery. On September 23, 2020, the Company announced the first surgical procedures successfully completed using the ISU. On September 1, 2021, the Company announced that it received FDA clearance for an expansion of machine vision capabilities.

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

Since inception, we have been unprofitable. As of September 30, 2021, we had an accumulated deficit of $769.5 million.

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

In June 2021, the Company launched the 2021 ATM Offering. Sales to date under the 2021 ATM Offering are as follows (in thousands except for share and per share amounts):

For the Nine Months Ended September 30, 2021

Total shares of common stock sold	352,880
Average price per share	$3.47
Gross proceeds	$1,224
Commisssion earned by Sales Agents	$37
Net proceeds	$1,187

2021 Exercise of Warrants

During the nine months ended September 30, 2021, Series B, C and D warrants have been exercised for aggregate proceeds to the Company of $30.6 million.

For more information regarding our recent financings, see Note 9 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue

In the third quarter of 2021, our revenue consisted of the sale of a Senhance System, ongoing System leasing payments, sales of instruments and accessories, and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended September 30, 2021 increased to $2.2 million compared to $0.4 million for the three months ended September 30, 2020. The $1.8 million increase was primarily the result of the sale of a Senhance System, a higher number of lease arrangements and increased instruments and accessories sales for previously installed Senhance Systems during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Service revenue was $0.4 million for the three months ended September 30, 2021 and September 30, 2020.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor, and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. We expense all inventory obsolescence provisions as cost of revenue. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to decline as our production volume increases. We expect cost of revenue to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Product cost for the three months ended September 30, 2021 increased to $2.7 million as compared to $0.7 million for the three months ended September 30, 2020. The $2.0 million increase primarily relates to $2.1 million increase in product costs driven by the sale of a Senhance System and higher system leasing revenue, $0.1 million increase due to personnel-related costs partially offset by a $0.1 million decrease in supplies costs and $0.1 million decrease in freight costs.

Service cost for the three months ended September 30, 2021 remained consistent at $0.7 million as compared to $0.7 million for the three months ended September 30, 2020. A $0.1 million increase in supplies costs was offset by $0.1 million decrease in personnel-related costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

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

R&D expenses for the three months ended September 30, 2021 decreased 4% to $4.5 million as compared to $4.7 million for the three months ended September 30, 2020. The $0.2 million decrease primarily relates to decreased technology fees of $0.4 million, decreased facilities costs of $0.2 million, and decreased supplies costs of $0.1 million, partially offset by increased personnel-related costs of $0.5 million.

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

Sales and marketing expenses for the three months ended September 30, 2021 increased 16% to $3.6 million compared to $3.1 million for the three months ended September 30, 2020. The $0.5 million increase was primarily related to increased travel costs of $0.2 million, increased miscellaneous costs of $0.2 million, and increased personnel costs of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. We expect general and administrative costs to remain flat in future periods.

General and administrative expenses for the three months ended September 30, 2021 increased 60% to $5.6 million compared to $3.5 million for the three months ended September 30, 2020. The $2.1 million increase was primarily related to increased personnel costs of $1.4 million, increased stockholder meeting costs of $0.4 million, increased facilities costs of $0.2 million, and increased supplies costs of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2021 remained consistent at $2.8 million compared to $2.8 million for the three months ended September 30, 2020.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.3 million increase for the three months ended September 30, 2021 compared to a $0.5 million increase for the three months ended September 30, 2020. The $0.2 million decrease was primarily due to the passage of time and lower discount rate, partially offset by decreased volatility and changes in the Euro-to-USD exchange rates.

Other Income (Expense)

Other Income (Expense) for the three months ended September 30, 2021 primarily related to the $1.3 million refund application submitted during the period for the Employee Retention Tax Credit (“ERTC”) provision from the CARES Act. This provision encouraged employers to keep employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and December 31, 2020 that meet the requirements for the ERTC provision. On March 11, 2021, the American Rescue Plan Act was enacted extending the deadline for the ERTC to December 31, 2021, and expanded who is eligible to claim the credit. The Company believes there is a reasonable assurance that it will comply with the relevant conditions of the employee retention credit provision of the CARES Act and that it will receive the credit.

Income Tax (Expense) Benefit

The Company recognized $0.03 million income tax expense for the three months ended September 30, 2021, compared to $0.0 million income tax benefit for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue

In the nine months ended September 30, 2021, our revenue consisted of the sale of a Senhance System, one Lease Buyout, ongoing System leasing payments, sales of instruments and accessories, and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the nine months ended September 30, 2021 increased to $4.6 million compared to $1.0 million for the nine months ended September 30, 2020. The $3.6 million increase was primarily the result of a sale of a Senhance System, Lease Buyout and revenues from multiple lease arrangements during the nine months ended September 30, 2021 as compared to only revenues from leasing arrangements as well as instrument and accessory sales for previously installed Senhance Systems during the nine months ended September 30, 2020. We expect revenue from customer exercises of the buyout options in their leases to fluctuate period to period based on the timing of when, and if customers choose to exercise the buyout options.

Service revenue for the nine months ended September 30, 2021 increased to $1.2 million compared to $1.1 million for the nine months ended September 30, 2020. The $0.1 million increase is primarily due to a higher number of systems with maintenance agreements in the current period.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor, and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. We expense all inventory obsolescence provisions as cost of revenue. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to decline as our production volume increases. We expect cost of revenue to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Product cost for the nine months ended September 30, 2021 increased to $6.5 million as compared to $2.4 million for the nine months ended September 30, 2020. The increase primarily relates to the sale of a Senhance System, Lease Buyout and higher product costs driven by higher system leasing revenue.

Service cost for the nine months ended September 30, 2021 increased to $2.3 million as compared to $2.2 million for the nine months ended September 30, 2020. This $0.1 million increase primarily relates to increased supplies costs of $0.2 million offset by a decrease of personnel-related costs of $0.1 million. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

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

R&D expenses for the nine months ended September 30, 2021 decreased 1% to $12.8 million as compared to $12.9 million for the nine months ended September 30, 2020. The $0.1 million decrease primarily relates to decreased personnel costs of $0.1 million and decreased technology fees of $0.1 million, partially offset by increased supplies costs of $0.1 million.

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

Sales and marketing expenses for the nine months ended September 30, 2021 decreased 1% to $10.2 million compared to $10.3 million for the nine months ended September 30, 2020. The $0.1 million decrease was primarily related to decreased personnel costs of $0.3 million, decreased depreciation expense of $0.3 million, partially offset by increased consulting costs of $0.2 million, increased software costs of $0.2 million, and increased miscellaneous costs of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses. We expect general and administrative costs to remain flat in future periods.

General and administrative expenses for the nine months ended September 30, 2021 increased 29% to $13.4 million compared to $10.4 million for the nine months ended September 30, 2020. The $3 million increase was primarily related to increased personnel costs of $2.1 million, stockholder meeting costs of $0.6 million, supplies costs of $0.2 million, and depreciation expense of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2021 increased 6% to $8.5 million compared to $8.0 million for the nine months ended September 30, 2020. The $0.5 million increase is primarily the result of the transfer of IPR&D to definite-lived intangible assets in the first quarter of 2020 and fluctuations in foreign currency exchange rates.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.0 million increase for the nine months ended September 30, 2021 compared to a $1.8 million increase for the nine months ended September 30, 2020. The $0.8 million decrease was primarily due to the passage of time and lower discount rate, partially offset by decreased volatility and changes in the Euro-to-USD exchange rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of Series B Warrants issued in April 2017 was ($2.0) million for the nine months ended September 30, 2021 compared to ($0.2) million for the nine months ended September 30, 2020. The net $1.8 million increase was the result of an increase in the stock price.

Other Income (Expense)

Other Income (Expense) for the nine months ended September 30, 2021 primarily related to the $2.8 million PPP loan forgiveness and $1.3 million to the ERTC refund, offset by $2.0 million change in the fair value of warrants recorded during the period.

Income Tax (Expense) Benefit

The Company recognized $0.0 million income tax benefit for the nine months ended September 30, 2021, compared to $1.4 million for the nine months ended September 30, 2020. Income tax benefit for the nine months ended September 30, 2020 consists primarily of taxes related to the amortization of purchase accounting intangibles in connection with the Italian taxing jurisdiction for Asensus Surgical Italia S.r.l. as a result of the acquisition of the Senhance System.

Liquidity and Capital Resources

The Company had an accumulated deficit of $769.5 million and working capital of $125.4 million as of September 30, 2021. The Company has not established sufficient sales revenues to cover its operating costs and believes it may require additional capital in the future to proceed with its operating plan. As of September 30, 2021, the Company had cash, cash equivalents, short-term investments and long-term investments, excluding restricted cash, of approximately $147.9 million.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

While the Company believes that its existing cash and cash equivalents and short-term investments as of September 30, 2021 will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it may need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

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

Consolidated Cash Flow Data

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash (used in) provided by
Operating activities	$(27.5)	$(33.9)
Investing activities	(89.0)	(0.0)
Financing activities	160.1	44.4
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.0)
Net increase in cash, cash equivalents and restricted cash	$43.4	$10.5

Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities of $27.5 million consisted of a net loss of $46.6 million, offset by cash generated from changes in operating assets and liabilities of $1.0 million and non-cash items of $18.1 million. The non-cash items primarily consisted of $6.6 million of stock-based compensation expense, $8.5 million of amortization of intangible assets, $2.0 million change in fair value of warrant liabilities, $2.4 million of depreciation, $1.0 million change in fair value of contingent consideration, and $0.4 million write down of inventory, offset by $2.8 million gain on extinguishment of debt. The increase in cash from changes in operating assets and liabilities primarily relates to a $3.3 million increase in operating lease liabilities, a $2.1 million decrease in other current and long-term assets, a $1.4 million increase in accounts payable, a $1.2 million decrease in prepaid expenses, and a $0.1 million decrease in accounts receivable, offset by a $3.2 million increase in operating lease right-of-use assets, a $1.9 million increase in inventory net of transfers to property and equipment, a $1.3 million increase in tax credit receivable, a $0.6 million decrease in accrued expenses, and a $0.1 decrease in deferred revenue.

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

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $89.0 million. This amount consists of $88.2 million of purchases of available-for-sale investments and $0.8 million purchases of property and equipment.

For the nine months ended September 30, 2020, net cash used in investing activities was $0.0 million.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $160.1 million. The net change primarily related to $130.4 million in net proceeds from the issuance of common stock of $73.4 million in the January 2021 public offering, $28.6 million in the January 2021 registered direct offering, $27.3 million in the 2020 ATM Offering, $1.1 million in the 2021 ATM Offering, $30.6 million aggregate proceeds from the exercise of Series B, C and D warrants, and $0.2 million proceeds from stock option exercises, offset by $1.1 million taxes paid related to net share settlement of vesting of restricted stock units.

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

Operating Capital and Capital Expenditure Requirements

We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, commercial activities and the enhancement and protection of our intellectual property. We obtained financing for these activities over the past nine months but cannot assure you that additional financing will not be required in the future to support our operations. We intend to use financing opportunities strategically to continue to strengthen our financial position.

Cash and cash equivalents held by our foreign subsidiaries totaled $3.8 million as of September 30, 2021, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any material off-balance sheet arrangements.

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

We periodically evaluate intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To determine the recoverability, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the assets, then such assets are written down to their fair value. No impairment of intellectual property was identified during the nine months ended September 30, 2021 and 2020.

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

In determining whether a transaction should be classified as a sales-type or operating lease, we consider the following terms at lease commencement: (1) whether title of the System transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased System, (3) whether the lease term is for the major part of the remaining economic life of the leased System, (4) whether the lease grants the lessee an option to purchase the leased System that the lessee is reasonably certain to exercise, and (5) whether the underlying System is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. As of September 30, 2021, all such arrangements have been classified as operating leases.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2020 Form 10-K, as supplemented by the following.

The coronavirus (COVID-19) pandemic continues to negatively impact our operations.

We have facilities and/or customers located in the United States, Israel, Japan, and Italy and a few other locations. All of our facilities are in locations that are subject to, or have been subject to, stay-at-home or shelter-in-place orders that have been re‑instated from time to time as pandemic surges occur. A variety of travel restrictions continue to cause delays in our product installation and training activities and are expected to continue. In the first quarter of 2021, elective surgeries were significantly reduced in Europe, Japan, and to some extent in different locations in the United States. These pandemic-related events have negatively impacted our implementation of new leasing arrangements, performance of surgical procedures using the Senhance System in some locations, and our product installation and training activities. In the second quarter of 2021, elective surgeries continued to be cancelled, particularly in Europe. In the third quarter of 2021, elective surgeries continued to be cancelled in Japan and the United States. Although we continue to believe such disruptions may be temporary, we cannot assure you that the impact of the COVID-19 pandemic will not have a material impact on our business and financial results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2021:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1 - 31, 2021	5,704	$2.92	-	-
August 1 - 31, 2021	-	-	-	-
September 1 - 30, 2021	-	-	-	-
Total	5,704	$2.92	-	-

(1)

These amounts consist of 5,704 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the vesting date.

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

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

+         A management contract, compensatory plan or arrangement required to be separately identified.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: November 3, 2021	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: November 3, 2021	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer