Form 10-Q
period 2022-03-31
ASENSUS SURGICAL, INC.
filed 2022-05-04
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, as of April 29, 2022 was 236,461,324.

ASENSUS SURGICAL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including the impact of the coronavirus (COVID-19) pandemic on our operating results. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Condensed Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the Asensus Surgical, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 (the “Fiscal 2021 Form 10-K”), and other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. To the extent that our business is negatively impacted due to a variety of factors, including the impact of COVID-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impact. References in this report to “we,” “our,” “us,” or the “Company” refer to Asensus Surgical, Inc., including its subsidiaries Asensus Surgical US, Inc., Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.à.r.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Product	$347	$1,363
Service	308	379
Lease	411	341
Total revenue	1,066	2,083

Cost of revenue:
Product	375	1,675
Service	496	366
Lease	952	1,071
Total cost of revenue	1,823	3,112

Gross loss	(757)	(1,029)
Operating Expenses:
Research and development	6,428	4,215
Sales and marketing	3,719	3,053
General and administrative	5,533	3,992
Amortization of intangible assets	2,670	2,867
Change in fair value of contingent consideration	(154)	257
Total Operating Expenses	18,196	14,384

Operating Loss	(18,953)	(15,413)
Other Expense, net
Change in fair value of warrant liabilities	-	(1,981)
Interest income	255	52
Interest expense	(200)	(7)
Other expense, net	(146)	(29)
Total Other Expense, net	(91)	(1,965)

Loss before income taxes	(19,044)	(17,378)
Income tax (expense) benefit	(84)	38
Net loss	(19,128)	(17,340)

Comprehensive loss:
Net loss	(19,128)	(17,340)
Foreign currency translation loss	(650)	(1,938)
Unrealized loss on available-for-sale investments	(552)	-
Comprehensive loss	$(20,330)	$(19,278)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.08)	$(0.08)
Weighted average number of shares used in computing net loss per common share - basic and diluted	235,892	204,992

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$24,828	$18,129
Short-term investments, available-for-sale	78,913	80,262
Accounts receivable, net	530	749
Inventories	9,141	8,634
Prepaid expenses	3,026	3,255
Employee retention tax credit receivable	1,311	1,311
Other current assets	935	957
Total Current Assets	118,684	113,297

Restricted cash	1,176	1,154
Long-term investments, available-for-sale	14,727	37,435
Inventories, net of current portion	7,487	7,074
Property and equipment, net	10,427	10,971
Intellectual property, net	7,009	9,892
Net deferred tax assets	273	288
Operating lease right-of-use assets, net	5,096	5,348
Other long-term assets	1,681	1,014
Total Assets	$166,560	$186,473

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,521	$3,448
Accrued employee compensation and benefits	2,516	3,559
Accrued expenses and other current liabilities	1,479	1,617
Operating lease liabilities - current portion	604	683
Deferred revenue	533	543
Total Current Liabilities	8,653	9,850

Long-Term Liabilities:
Contingent consideration	2,217	2,371
Noncurrent operating lease liabilities	4,865	5,006
Total Liabilities	15,735	17,227

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2022 and December 31, 2021; 236,415,239 and 235,218,552 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	236	235
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	956,557	954,649
Accumulated deficit	(804,502)	(785,374)
Accumulated other comprehensive loss	(1,466)	(264)
Total Stockholders' Equity	150,825	169,246
Total Liabilities and Stockholders' Equity	$166,560	$186,473

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2021	235,219	$235	-	$-	$954,649	$(785,374)	$(264)	$169,246
Stock-based compensation	-	-	-	-	2,245	-	-	2,245
Exercise of stock options	30	-	-	-	12	-	-	12
Award of restricted stock units	1,166	1	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	436	-	(349)	-	-	(349)
Cancellation of treasury stock	-	-	(436)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(1,202)	(1,202)
Net loss	-	-	-	-	-	(19,128)	-	(19,128)
Balance, March 31, 2022	236,415	236	-	-	956,557	(804,502)	(1,466)	$150,825

Balance, December 31, 2020	116,231	$116	-	$-	$781,397	$(722,912)	$2,968	$61,569
Stock-based compensation	-	-	-	-	1,786	-	-	1,786
Issuance of common stock, net of issuance costs	70,666	71	-	-	129,251	-	-	129,322
Exercise of stock options and warrants	45,114	45	-	-	32,687	-	-	32,732
Award of restricted stock units	706	1	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	67	-	(214)	-	-	(214)
Cancellation of treasury stock	-	-	(67)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(1,938)	(1,938)
Net loss	-	-	-	-	-	(17,340)	-	(17,340)
Balance, March 31, 2021	232,717	233	-	-	944,907	(740,252)	1,030	$205,918

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(19,128)	$(17,340)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	869	802
Amortization of intangible assets	2,670	2,867
Amortization of discounts and premiums on investments, net	215	-
Stock-based compensation	2,245	1,786
Deferred tax expense (benefit)	84	(38)
Bad debt expense	177	-
Change in inventory reserves	(180)	122
Change in fair value of warrant liabilities	-	1,981
Change in fair value of contingent consideration	(154)	257

Changes in operating assets and liabilities:
Accounts receivable	25	(1,608)
Inventories	(1,440)	(162)
Operating lease right-of-use assets	197	(3,071)
Prepaid expenses	201	295
Other current and long-term assets	(487)	2,755
Accounts payable	74	242
Accrued expenses	(1,150)	(2,312)
Deferred revenue	(1)	128
Operating lease liabilities	(160)	3,059
Net cash and cash equivalents used in operating activities	(15,943)	(10,237)

Investing Activities:
Purchase of available-for-sale investments	(5,967)	-
Proceeds from maturities of available-for-sale investments	29,258	-
Purchase of property and equipment	(246)	(395)
Net cash and cash equivalents provided by (used in) investing activities	23,045	(395)

Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	-	129,322
Taxes paid related to net share settlement of vesting of restricted stock units	(348)	(214)
Proceeds from exercise of stock options and warrants	12	30,497
Net cash and cash equivalents (used in) provided by financing activities	(336)	159,605

Effect of exchange rate changes on cash and cash equivalents	(45)	(108)
Net increase in cash, cash equivalents and restricted cash	6,721	148,865
Cash, cash equivalents and restricted cash, beginning of period	19,283	17,529
Cash, cash equivalents and restricted cash, end of period	$26,004	$166,394

Supplemental Disclosure for Cash Flow Information
Cash paid for leases	$300	$365
Cash paid for taxes	$29	$24

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$160	$-
Acquisition of property and equipment in accounts payable	$-	$191
Reclass of warrant liability to common stock and additional paid-in-capital	$-	$2,236
Lease liabilities arising from obtaining right-of-use assets	$-	$3,427

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of the Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The results reported in these unaudited interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Fiscal 2021 Form 10-K. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim condensed consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented

Principles of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include impairment considerations for long- term intangible assets, fair value estimates related to contingent consideration, stock compensation expense, revenue recognition, accounts receivable reserves, short-term and long-term investments, excess and obsolete inventory reserves, inventory classification between current and non-current, measurement of lease liabilities and corresponding right-of-use (“ROU”) assets, and deferred tax asset valuation allowances.

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Reclassifications

Certain amounts reported previously have been reclassified to conform to current year presentation, with no effect on stockholders’ equity or net loss as previously reported. These reclassifications relate to revenue and cost of revenue for leases which historically was included in product and service revenue and corresponding cost of revenue on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021.

Impact of Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”), issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted ASU 2016-13 as of January 1, 2022, on a modified retrospective basis. The cumulative-effect adjustment related to the adoption was not material.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) guidance on the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. The Company adopted ASU 2020-06 as of January 1, 2022. The adoption did not have a material impact to the consolidated financial statements.

The Company has evaluated all other issued and ASUs not yet adopted and believes the adoption of these standards will not have a material impact on its condensed consolidated statements of operations and comprehensive loss, balance sheets, or statements of cash flows.

3.	Revenue Recognition

The following table presents revenue disaggregated by type and geography:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
U.S.
Systems	$-	$3
Instruments and accessories	64	62
Services	74	98
Leases	113	90
Total U.S. revenue	251	253

Outside of U.S. ("OUS")
Systems	-	921
Instruments and accessories	283	377
Services	234	281
Leases	298	251
Total OUS revenue	815	1,830

Total
Systems	-	924
Instruments and accessories	347	439
Services	308	379
Leases	411	341
Total revenue	$1,066	$2,083

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations as of March 31, 2022 was $2.6 million, which is expected to be recognized over one to four years.

Contract Assets and Liabilities

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million and $0.2 million, respectively

The following information summarizes the Company’s contract assets and liabilities:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Contract Assets	$68	$91
Deferred Revenue	$533	$543

Senhance System Leasing

The Company enters into operating lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the option to purchase the leased System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the System. For the three months ended March 31, 2022, and 2021, variable lease revenue related to usage-based arrangements was not material.

Trade Accounts Receivable

The allowance for doubtful accounts is based on the Company’s assessment of collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $1.8 million and $1.7 million as of March 31, 2022, and December 31, 2021, respectively. For the three months ended March 31, 2022, and 2021, bad debt expense was not material.

4.	Fair Value

The following are categories of assets and liabilities measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2022
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$24,828	$-	$-	$24,828
Restricted cash	1,176	-	-	1,176
Short-term investments	-	78,913	-	78,913
Long-term investments	-	14,727	-	14,727
Total assets measured at fair value	$26,004	$93,640	$-	$119,644
Liabilities measured at fair value
Contingent consideration	$-	$-	$2,217	$2,217
Total liabilities measured at fair value	$-	$-	$2,217	$2,217

(1) Includes investments that are readily convertible to cash with original maturities of 90 days or less.

	December 31, 2021
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$18,129	$-	$-	$18,129
Restricted cash	1,154	-	-	1,154
Short-term investments	-	80,262	-	80,262
Long-term investments	-	37,435	-	37,435
Total assets measured at fair value	$19,283	$117,697	$-	$136,980
Liabilities measured at fair value
Contingent consideration	$-	$-	$2,371	$2,371
Total liabilities measured at fair value	$-	$-	$2,371	$2,371

(1) Includes investments that are readily convertible to cash with original maturities of 90 days or less.

The carrying values of accounts receivable, other current assets, accounts payable, and accrued expenses as of March 21, 2022, and December 31, 2021, approximate their fair values due to the short-term nature of these items.

The Company’s financial liabilities consisted of contingent consideration payable to Sofar, S.p.A., the seller, related to the Company’s 2015 acquisition of the Senhance Surgical System (the “Senhance Acquisition”). Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration utilizing a Monte-Carlo simulation as of March 31, 2022 and December 31, 2021:

	Valuation Methodology	Significant Unobservable Input	March 31, 2022	December 31, 2021

Contingent consideration	Probability weighted income approach	Milestone dates	2031	2031
		Discount rate	9.5%	9.5%
		Revenue volatility	40.0%	39.0%
		EUR-to-USD exchange rate	1.11	1.14

The following table summarizes the change in fair value, as determined by Level 3 inputs for the contingent consideration for the three months ended March 31, 2022 and 2021:

	Fair Value Measurement at Reporting Date (Level 3)
	(in thousands)
	Series B Warrants	Contingent consideration
Balance at December 31, 2020	$255	$3,936
Exercise of warrants	(2,236)	-
Change in fair value	1,981	257
Balance at March 31, 2021	$-	$4,193

Balance at December 31, 2021	-	2,371
Change in fair value	-	(154)
Balance at March 31, 2022	$-	$2,217

Current portion	$-	$-
Long-term portion	-	2,217
Balance at March 31, 2022	$-	$2,217

5.	Investments, available-for-sale

The aggregate fair values of investment securities along with unrealized gains and losses determined on an individual investment security basis and included in other comprehensive loss are as follows:

	March 31, 2022
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$44,124	$-	$(191)	$43,933	$43,933	$-
Corporate Bonds	50,314	-	(607)	49,707	34,980	14,727
Total Investments	$94,438	$-	$(798)	$93,640	$78,913	$14,727

	December 31, 2021
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$50,705	$-	$(46)	$50,659	$50,660	$-
Corporate Bonds	67,239	1	(202)	67,038	29,602	37,435
Total Investments	$117,944	$1	$(248)	$117,697	$80,262	$37,435

The following table summarizes the contractual maturities of the Company’s available-for-sale investments:

	March 31, 2022
	(in thousands)
	Amortized Cost	Fair Value
Mature in less than one year	$79,453	$78,913
Mature in one to two years	14,985	14,727
Total	$94,438	$93,640

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. There were no sales of investments or gross realized gains or losses for the three months ended March 31, 2022, and 2021, respectively.

6.	Inventories

The components of inventories are as follows:

	March 31, 2022
	(in thousands)

	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$11,318	$(3,061)	$8,257
Raw materials	10,811	(2,440)	8,371
Total inventories	$22,129	$(5,501)	$16,628

Current Portion	$10,468	$(1,327)	$9,141
Long-term portion	11,661	(4,174)	7,487
Total inventories	$22,129	$(5,501)	$16,628

	December 31, 2021
	(in thousands)

	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$10,566	$(2,987)	$7,579
Raw materials	10,824	(2,695)	8,129
Total inventories	$21,390	$(5,682)	$15,708

Current Portion	$9,931	$(1,297)	$8,634
Long-term portion	11,459	(4,385)	7,074
Total inventories	$21,390	$(5,682)	$15,708

7.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property are as follows:

	March 31, 2022
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(60,086)	$(1,954)	$6,798
Technology and patents purchased	400	(205)	16	211
Total intellectual property	$69,238	$(60,291)	$(1,938)	$7,009

	December 31, 2021
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(58,912)	$(262)	$9,664
Technology and patents purchased	400	(199)	27	228
Total intellectual property	$69,238	$(59,111)	$(235)	$9,892

The weighted average remaining useful life of the developed technology and technology and patents purchased was 1.6 years and 5.1 years, respectively, as of March 31, 2022.

8.	Leases

Lessee Information

The Company determines if an arrangement is a lease or service contract at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease.  Subsequently, if the arrangement is modified, the Company reevaluates the classification.  The Company has entered into operating leases for corporate office buildings, vehicles, and machinery and equipment. Some of the lease agreements have renewal options, tenant improvement allowances, rent escalation clauses, and assignment and subletting clauses.  While the operating leases range from one year to ten years, some include options to extend the lease generally between one year and six years, and some include options to terminate the leases within one year.

Components of operating lease expense are primarily recorded in general and administrative on the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Long-term Operating	$398	$438
Short-term Operating	-	-
Total Operating lease expense	$398	$438

Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2022			December 31, 2021
Weighted-average remaining lease term (in years)		7.7			7.8
Weighted-average discount rate		7.8%			7.8%
Incremental borrowing rate	6.1%	-	8.5%	6.1%	-	8.5%

Maturities of operating lease obligations as of March 31, 2022 were as follows (in thousands):

Fiscal Year
2022	$694
2023	1,008
2024	915
2025	909
2026	845
Thereafter	2,990
Total minimum lease payments	$7,361
Less: Amount of lease payments representing interest	(1,892)
Present value of future minimum lease payments	$5,469

9.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740, Income Taxes. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of (0.3)% for the year ending December 31, 2022. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was (0.4)% and 0.2%, respectively.

The Company incurred losses for the three month period ended March 31, 2022 and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

Income tax (expense) benefit on the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2022 and 2021, was approximately ($0.08) million and $0.04 million, respectively. At March 31, 2022, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2022; no GILTI tax has been recorded for the three months ended March 31, 2022 or 2021.

10.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option activity, including grants to non-employees, for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2021	4,640,660	$6.64	5.66
Granted	2,173,832	0.82
Forfeited	(4,155)	1.71
Cancelled	(13,816)	38.80
Exercised	(30,001)	0.41
Balance at March 31, 2022	6,766,520	$4.74	5.91

The following table summarizes information about stock options outstanding at March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Exercisable at March 31, 2022	2,392,065	$10.06	5.41	$0.2
Vested or expected to vest at March 31, 2022	6,421,165	$4.91	5.88	$0.4

Restricted Stock Units

The following is a summary of the RSU activity, including performance restricted stock units, for the three months ended March 31, 2022:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested December 31, 2021	3,839,030	$2.36
Granted	5,133,307	0.80
Vested	(1,603,449)	2.53
Forfeited	(69,777)	1.49
Unvested March 31, 2022	7,299,111	$1.24

Performance Restricted Stock Units

In 2022 and 2021, the Company granted performance-based restricted stock units with vesting terms based on our attainment of certain operational targets by October 1, 2023 and October 1, 2022, respectively. The number of shares earnable under the 2022 and 2021 awards were based on achieving designated corporate goals.

Share-based Compensation Expense

The following table summarizes non-cash share-based compensation expense by award type for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock options	$978	$1,119
Restricted stock units	883	629
Performance restricted stock units	384	38
	$2,245	$1,786

As of March 31, 2022, the Company had future employee stock-based compensation expense of approximately $4.4 million related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 1.9 years. As of March 31, 2022, the unrecognized stock-based compensation expense related to unvested RSUs was approximately $6.7 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Three Months Ended March 31,
	2022			2021
Expected dividend yield		0%			0%
Expected volatility	131%	-	133%	118%	-	136%
Risk-free interest rate	1.25%	-	1.94%	0.33%	-	0.58%
Expected life (in years)	4.3	-	4.5	3.8	-	4.5%

11.	Equity Offerings

Equity financing transactions for the three months ended March 31, 2021, include:

January 2021 Public Offering. On January 29, 2021, the Company completed an underwritten public offering of 26,545,832 shares of its common stock, including the underwriter’s full exercise of an over-allotment option on February 1, 2021, at the public offering price of $3.00 per share, generating net proceeds of approximately $73.4 million.

January 2021 Registered Direct Purchase Agreement. On January 12, 2021, the Company sold in a registered direct offering 25,000,000 shares of common stock at a purchase price per share of $1.25 for aggregate net proceeds of $28.6 million.

Sales during the three months ended March 31, 2021, under the 2020 ATM Offering are as follows (in thousands except for share and per share amounts):

Three Months Ended March 31, 2021

Total shares of common stock sold	19,120,037
Average price per share	$1.47
Gross proceeds	$28,100
Commission earned by Sales Agents	$843
Net proceeds	$27,257

2021 Exercise of Warrants. During the three months ended March 31, 2021, certain holders of our Series B, C and D warrants to purchase shares of our common stock exercised such warrants for aggregate proceeds to the Company of $30.5 million.

On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc.  The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $100.0 million shares of the Company’s common stock.  No sales of common stock were made under the 2022 ATM Offering during the three months ended March 31, 2022.

12.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, and warrants. No adjustments have been made to the weighted average outstanding common shares figures for the three months ended March 31, 2022 or 2021 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31,
	2022	2021
Stock options	6,766,520	4,731,249
Stock warrants	1,120,300	1,323,995
Nonvested restricted stock units	7,299,111	2,688,342
Total	15,185,931	8,743,586

13.	Commitments and Contingencies

License and Supply Agreements

As part of the Company’s acquisition of the Senhance System in 2015, the Company assumed certain license and supply agreements. Additionally, the Company has purchase orders with various suppliers for certain tooling, supplies, contract engineering and research services. Commitments related to these agreements and purchase orders are as follows (in thousands):

Fiscal Year
2022	$6,296
2023	1,304
2024	223
2025	1,201
2026	-
Thereafter	-
Total commitments	$9,024

14.	Segments and Geographic Areas

The Company operates in one business segment—the research, development and sale of medical device robotics to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer), does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

The following table presents consolidated assets and long lived assets by geographic area, which includes property and equipment, intellectual property, and operating lease assets:

	March 31, 2022
	Long-Lived Assets	Total Assets
U.S.	30%	78%

EMEA
Switzerland	35%	16%
Italy	29%	4%
Other	6%	1%
Total EMEA	70%	21%

Asia	0%	1%
Total	100%	100%

	December 31, 2021
	Long-Lived Assets	Total Assets
U.S.	26%	77%

EMEA
Switzerland	34%	16%
Italy	36%	5%
Other	4%	1%
Total EMEA	74%	22%

Asia	0%	1%
Total	100%	100%

The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended March 31, 2022 and 2021, 24% and 12%, respectively, of net revenue were generated in the United States; while 48% and 21%, respectively, were generated in Europe; and 28% and 67% were generated in Asia.

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

The Senhance System is available for sale in Europe, the United States, Japan, Taiwan, Russia (to the extent lawful), and select other countries.

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

We received FDA clearance in March 2020 for our ISU. We believe it is the only FDA cleared device for machine vision technology in abdominal robotic surgery. On September 23, 2020, we announced the first surgical procedures successfully completed using the ISU. In January 2021, we received CE Mark for the ISU.

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

Since inception, we have been unprofitable. As of March 31, 2022, we had an accumulated deficit of $804.5 million. We operate in one business segment.

Recent Financing Transactions

At-the -Market Offerings

On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $100.0 million shares of the Company’s common stock. No sales of common stock were made under the 2022 ATM Offering during the three months ended March 31, 2022.

Results of Operations - Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

In the first quarter of 2022, our revenue consisted of ongoing System leasing payments, sales of instruments and accessories, and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended March 31, 2022 decreased to $0.3 million compared to $1.4 million for the three months ended March 31, 2021. The $1.1 million decrease was primarily the result of a Lease Buyout in the prior period.

Service revenue for the three months ended March 31,2022 decreased to $0.3 million compared to $0.4 million for the three months ended March 31, 2021. The $0.1 million decrease was the result of customer mix and fluctuations in exchange rates.

Lease revenue for the three months ended March 31, 2022 increased to $0.4 million compared to $0.3 million for the three months ended March 31, 2021. The $0.1 million increase was the result of an increase in the number of leased Senhance Systems in the current period.

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

Product cost for the three months ended March 31, 2022 decreased to $0.4 million as compared to $1.7 million for the three months ended March 31, 2021. The $1.3 million decrease primarily relates to a $0.9 million decrease in product costs driven by a Lease Buyout in the prior period and a $0.5 million decrease in personnel-related costs, partially offset by a $0.1 million increase in supplies costs.

Service cost for the three months ended March 31, 2022 increased to $0.5 million as compared to $0.4 million for the three months ended March 31, 2021. The $0.1 million increase primarily relates to an increase in personnel-related costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the three months ended March 31, 2022 decreased to $1.0 million as compared to $1.1 million for the three months ended March 31, 2021. The $0.1 million decrease primarily relates to a decrease in product cost related to leases.

Research and Development

Research and development, or R&D, expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to continue to increase moderately as we continue to invest in additional regulatory approvals as well as new products, instruments and accessories to be offered with the Senhance System. R&D expenses are expensed as incurred.

R&D expenses for the three months ended March 31, 2022 increased 52% to $6.4 million as compared to $4.2 million for the three months ended March 31, 2021. The $2.2 million increase primarily relates to increased personnel costs of $1.1 million, increased consulting costs of $0.8 million, increased facilities costs of $0.1 million, increased supplies costs of $0.1 million, and increased miscellaneous costs of $0.1 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses.

Sales and marketing expenses for the three months ended March 31, 2022 increased 19% to $3.7 million compared to $3.1 million for the three months ended March 31, 2021. The $0.6 million increase was primarily related to increased personnel costs of $0.3 million, increased travel costs of $0.2 million, and increased consulting costs of $0.2 million, partially offset by decreased supplies costs of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2022 increased 38% to $5.5 million compared to $4.0 million for the three months ended March 31, 2021. The $1.5 million increase was primarily related to increased personnel costs of $1.0 million, increased consulting costs of $0.2 million, increased bad debt expense of $0.2 million, increased miscellaneous costs of $0.2 million, and increased supplies costs of $0.1 million, partially offset by a decrease in facilities costs of $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2022 decreased to $2.7 million compared to $2.9 million for the three months ended March 31, 2021. The $0.2 million decrease is primarily driven by changes in the foreign currency exchange rate.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.2 million decrease for the three months ended March 31, 2022 compared to a $0.3 million increase for the three months ended March 31, 2021. The decrease was primarily due to changes in market assumptions utilized in the valuation of fair value of the contingent consideration.

Other Expense

Other Expense for the three months ended March 31, 2022 decreased to $0.1 million compared to $2.0 million for the three months ended March 31, 2021. Other Expense for the three months ended March 31, 2021 primarily related to the change in the fair value of Series B Warrants issued April 2017 of $2.0 million which were exercised during the first quarter of 2021. No related expense was recorded in the three months ended March 31, 2022.

Income Tax (Expense) Benefit

The Company recognized ($0.08) million income tax expense for the three months ended March 31, 2022, compared to $0.04 million income tax benefit for the three months ended March 31, 2021.

Liquidity and Capital Resources

The Company had an accumulated deficit of $804.5 million and working capital of $110.0 million as of March 31, 2022. The Company has not established sufficient revenues to cover its operating costs and believes it will require additional capital in the future to proceed with its operating plan. As of March 31, 2022, the Company had cash, cash equivalents, short-term investments and long-term investments, excluding restricted cash, of approximately $118.5 million.

The Company believes the COVID-19 pandemic will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

While the Company believes that its existing cash, cash equivalents, short-term and long-term investments, as of March 31, 2022 and as of the date of filing, will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it will need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

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

Consolidated Cash Flow Data

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash (used in) provided by
Operating activities	$(15.9)	$(10.2)
Investing activities	23.0	(0.4)
Financing activities	(0.3)	159.6
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net increase in cash, cash equivalents and restricted cash	$6.7	$148.9

Operating Activities

For the three months ended March 31, 2022, cash used in operating activities of $15.9 million consisted of a net loss of $19.1 million, changes in operating assets and liabilities of $2.7 million, offset by non-cash items of $5.9 million. The non-cash items primarily consisted of $2.7 million of amortization of intangible assets, $2.2 million of stock-based compensation expense, $0.9 million of depreciation, $0.2 million of net amortization of discounts and premiums on investments, $0.2 million of bad debt expense, $0.1 million deferred tax expense, offset by $0.2 million change in inventory reserves and $0.2 million of change in fair value of contingent consideration. The decrease in cash from changes in operating assets and liabilities primarily relates to a $1.4 million increase in inventory net of transfers to property and equipment, $1.1 million decrease in accrued expenses, $0.5 million increase in other current and long-term assets, $0.2 million decrease in operating lease liabilities, offset by a $0.2 million decrease in prepaid expenses, $0.2 million decrease in operating lease right-of-use assets, and a $0.1 million increase in accounts payable.

For the three months ended March 31, 2021, cash used in operating activities of $10.2 million consisted of a net loss of $17.3 million and cash used for working capital of $0.7 million, offset by non-cash items of $7.8 million. The non-cash items primarily consisted of $1.8 million of stock-based compensation expense, $2.9 million of amortization of intangible assets, $2.0 million change in fair value of warrant liabilities, $0.8 million of depreciation, $0.3 million change in fair value of contingent consideration. The decrease in cash from changes in working capital primarily relates to a $3.1 million increase in operating lease right-of-use assets, $2.3 million decrease in accrued expenses, $1.6 million increase in accounts receivable, and $0.2 million increase in inventory net of transfers to property and equipment, offset by a $3.1 million increase in operating lease liabilities, a $2.8 million decrease in other current and long term assets, a $0.3 million decrease in prepaid expenses, a $0.2 million increase in accounts payable, and a $0.1 increase in deferred revenue.

Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was $23.0 million. This amount consists of $29.2 million of proceeds from maturities of available-for-sale investments, offset by $6.0 million of purchases of available-for-sale investments and $0.2 million purchases of property and equipment.

For the three months ended March 31, 2021, net cash used in investing activities was $0.4 million, related to purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $0.3 million, related to taxes paid for the net share settlement of vesting of restricted stock units.

For the three months ended March 31, 2021, net cash provided by financing activities was $159.6 million. The net change primarily related to $129.3 million in net proceeds from the issuance of common stock and $30.5 million aggregate proceeds from the exercise of Series B, C and D warrants, partially offset by $0.2 million of taxes paid related to net share settlement of vesting of restricted stock units.

Operating Capital and Capital Expenditure Requirements

We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies. We intend to use financing opportunities strategically to continue to strengthen our financial position.

Cash and cash equivalents held by our foreign subsidiaries totaled $1.7 million as of March 31, 2022, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any material off-balance sheet arrangements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal 2021 Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets, contingent consideration, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that are of significance, or potential significance, to us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 76% and 88% of revenue for three months ended March 31, 2022 and 2021, respectively, and are concentrated principally in Europe. We translate the revenue and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Euro for the quarter ended March 31, 2022, would result in revenue changing by $0.07 million. This change would be not material to our cash flows and our results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2021 Form 10-K. There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Fiscal 2021 Form 10-K, which are supplemented by the following:

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”), which is entering a critical phase in the second quarter of 2022. The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team.  The ERP will continue to require significant investment of human and financial resources.  In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2022	-	-	-	-
February 1 - 28, 2022	436,213	$0.80	-	-
March 1 - 31, 2022	-	-	-	-
Total	436,213	$0.80	-	-

(1)

These amounts consist of 436,213 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the vesting date.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: May 4, 2022	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: May 4, 2022	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer