Form 10-Q
period 2022-09-30
ASENSUS SURGICAL, INC.
filed 2022-11-10
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

FORM 10-Q

_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, as of November 7, 2022 was 236,839,891.

ASENSUS SURGICAL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

 FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including the impact of the coronavirus (COVID-19) pandemic on our operating results. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Condensed Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the Asensus Surgical, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 (the “Fiscal 2021 Form 10-K”), and other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. To the extent that our business is negatively impacted due to a variety of factors, including, but not limited to, the impact of COVID-19 and other geopolitical factors on our operating results, and the demand for our products, we may implement longer-term cost reduction efforts in order to mitigate such impact. References in this report to “we,” “our,” “us,” or the “Company” refer to Asensus Surgical, Inc., including its subsidiaries Asensus Surgical US, Inc., Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.à.r.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

PART 1. FINANCIAL INFORMATION

Item 1.         Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product	$1,964	$1,922	$2,565	$3,651
Service	335	395	1,067	1,180
Lease	264	254	991	925
Total revenue	2,563	2,571	4,623	5,756

Cost of revenue:
Product	3,057	1,993	4,316	4,671
Service	365	342	1,506	1,344
Lease	982	1,015	2,752	2,794
Total cost of revenue	4,404	3,350	8,574	8,809

Gross loss	(1,841)	(779)	(3,951)	(3,053)
Operating Expenses:
Research and development	6,741	4,469	20,422	12,773
Sales and marketing	3,615	3,551	10,936	10,166
General and administrative	4,853	5,557	15,378	13,397
Amortization of intangible assets	2,398	2,804	7,601	8,533
Change in fair value of contingent consideration	(416)	278	(1,168)	1,013
Property and equipment impairment	-	-	432	-
Total Operating Expenses	17,191	16,659	53,601	45,882

Operating Loss	(19,032)	(17,438)	(57,552)	(48,935)
Other Income (Expense), net
Gain on extinguishment of debt	-	-	-	2,847
Change in fair value of warrant liabilities	-	-	-	(1,981)
Interest income	291	122	806	253
Interest expense	(99)	(65)	(440)	(77)
Employee retention tax credit	-	1,311	-	1,311
Other (expense) income, net	(29)	33	(261)	(3)
Total Other Income (Expense), net	163	1,401	105	2,350

Loss before income taxes	(18,869)	(16,037)	(57,447)	(46,585)
Income tax (expense) benefit	(55)	(32)	(224)	4
Net loss	(18,924)	(16,069)	(57,671)	(46,581)

Comprehensive loss:
Net loss	(18,924)	(16,069)	(57,671)	(46,581)
Foreign currency translation loss	(1,655)	(931)	(4,018)	(2,397)
Unrealized gain (loss) on available-for-sale investments	86	(53)	(610)	(53)
Comprehensive loss	$(20,493)	$(17,053)	$(62,299)	$(49,031)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.08)	$(0.07)	$(0.24)	$(0.21)
Weighted average number of shares used in computing net loss per common share - basic and diluted	236,713	234,337	236,373	224,300

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$13,870	$18,129
Short-term investments, available-for-sale	72,481	80,262
Accounts receivable, net	2,250	749
Inventories	9,035	8,634
Prepaid expenses	3,713	3,255
Employee retention tax credit receivable	1,147	1,311
Other current assets	1,034	957
Total Current Assets	103,530	113,297

Restricted cash	1,107	1,154
Long-term investments, available-for-sale	1,937	37,435
Inventories, net of current portion	3,441	7,074
Property and equipment, net	9,145	10,971
Intellectual property, net	1,529	9,892
Net deferred tax assets	227	288
Operating lease right-of-use assets, net	4,799	5,348
Other long-term assets	2,938	1,014
Total Assets	$128,653	$186,473

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,637	$3,448
Accrued employee compensation and benefits	3,868	3,559
Accrued expenses and other current liabilities	1,320	1,617
Operating lease liabilities - current portion	662	683
Deferred revenue	357	543
Total Current Liabilities	9,844	9,850

Long-Term Liabilities:
Contingent consideration	1,203	2,371
Noncurrent operating lease liabilities	4,630	5,006
Total Liabilities	15,677	17,227

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at September 30, 2022 and December 31, 2021; 236,783,315 and 235,218,552 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	237	235
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	960,676	954,649
Accumulated deficit	(843,045)	(785,374)
Accumulated other comprehensive loss	(4,892)	(264)
Total Stockholders' Equity	112,976	169,246
Total Liabilities and Stockholders' Equity	$128,653	$186,473

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2021	235,219	$235	-	$-	$954,649	$(785,374)	$(264)	$169,246
Stock-based compensation	-	-	-	-	2,245	-	-	2,245
Exercise of stock options	30	-	-	-	12	-	-	12
Award of restricted stock units	1,166	1	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	436	-	(349)	-	-	(349)
Cancellation of treasury stock	-	-	(436)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(1,202)	(1,202)
Net loss	-	-	-	-	-	(19,128)	-	(19,128)
Balance, March 31, 2022	236,415	$236	-	$-	$956,557	$(804,502)	$(1,466)	$150,825
Stock-based compensation	-	-	-	-	2,083	-	-	2,083
Exercise of stock options	13	-	-	-	6	-	-	6
Award of restricted stock units	192	1	-	-	-	-	-	1
Other comprehensive loss	-	-	-	-	-	-	(1,857)	(1,857)
Net loss	-	-	-	-	-	(19,619)	-	(19,619)
Balance, June 30, 2022	236,620	$237	-	$-	$958,646	$(824,121)	$(3,323)	$131,439
Stock-based compensation	-	-	-	-	2,033	-	-	2,033
Award of restricted stock units	163	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	7	-	(3)	-	-	(3)
Cancellation of treasury stock	-	-	(7)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(1,569)	(1,569)
Net loss	-	-	-	-	-	(18,924)	-	(18,924)
Balance, September 30, 2022	236,783	$237	-	$-	$960,676	$(843,045)	$(4,892)	$112,976

Balance, December 31, 2020	116,231	$116	-	$-	$781,397	$(722,912)	$2,968	$61,569
Stock-based compensation	-	-	-	-	1,786	-	-	1,786
Issuance of common stock, net of issuance costs	70,666	71	-	-	129,251	-	-	129,322
Exercise of stock options and warrants	45,114	45	-	-	32,687	-	-	32,732
Award of restricted stock units	706	1	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	67	-	(214)	-	-	(214)
Cancellation of treasury stock	-	-	(67)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(1,938)	(1,938)
Net loss	-	-	-	-	-	(17,340)	-	(17,340)
Balance, March 31, 2021	232,717	$233	-	$-	$944,907	$(740,252)	$1,030	$205,918
Stock-based compensation	-	-	-	-	1,842	-	-	1,842
Issuance of common stock, net of issuance costs	332	-	-	-	992	-	-	992
Exercise of stock options and warrants	508	-	-	-	337	-	-	337
Award of restricted stock units	674	1	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	246	-	(829)	-	-	(829)
Cancellation of treasury stock	-	-	(246)	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	472	472
Net loss	-	-	-	-	-	(13,172)	-	(13,172)
Balance, June 30, 2021	234,231	$234	-	$-	$947,249	$(753,424)	$1,502	$195,561
Stock-based compensation	-	-	-	-	2,961	-	-	2,961
Issuance of common stock, net of issuance costs	21	-	-	-	47	-	-	47
Exercise of stock options and warrants	5	-	-	-	2	-	-	2
Award of restricted stock units	113	-	-	-	-	-	-	-
Return of common stock to pay withholding taxes on restricted stock	-	-	6	-	(17)	-	-	(17)
Cancellation of treasury stock	-	-	(6)	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	-	(984)	(984)
Net loss	-	-	-	-	-	(16,069)	-	(16,069)
Balance, September 30, 2021	234,370	$234	-	$-	$950,242	$(769,493)	$518	$181,501

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(57,671)	$(46,581)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	2,481	2,416
Amortization of intangible assets	7,601	8,533
Amortization of discounts and premiums on investments, net	556	65
Stock-based compensation	6,361	6,589
Gain on extinguishment of debt	-	(2,847)
Deferred tax expense (benefit)	224	(4)
Change in inventory reserves	386	377
Bad debt expense	9	-
Property and equipment impairment	432	-
Loss on disposal of property and equipment	97	-
Change in fair value of warrant liabilities	-	1,981
Change in fair value of contingent consideration	(1,168)	1,013

Changes in operating assets and liabilities:
Accounts receivable	(1,735)	113
Inventories	(535)	(1,941)
Operating lease right-of-use assets	237	(3,174)
Prepaid expenses	(693)	1,220
Employee retention tax credit receivable	164	(1,311)
Other current and long-term assets	(2,123)	2,098
Accounts payable	449	1,376
Accrued expenses	236	(588)
Deferred revenue	(139)	(81)
Operating lease liabilities	(53)	3,259
Net cash and cash equivalents used in operating activities	(44,884)	(27,487)

Investing Activities:
Purchase of available-for-sale investments	(25,588)	(88,232)
Proceeds from maturities of available-for-sale investments	67,702	-
Purchase of property and equipment	(904)	(838)
Net cash and cash equivalents provided by (used in) investing activities	41,210	(89,070)

Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	-	130,361
Taxes paid related to net share settlement of vesting of restricted stock units	(350)	(1,058)
Proceeds from exercise of stock options and warrants	18	30,838
Net cash and cash equivalents (used in) provided by financing activities	(332)	160,141

Effect of exchange rate changes on cash and cash equivalents	(300)	(181)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,306)	43,403
Cash, cash equivalents and restricted cash, beginning of period	19,283	17,529
Cash, cash equivalents and restricted cash, end of period	$14,977	$60,932

Supplemental Disclosure for Cash Flow Information
Cash paid for leases	$729	$781
Cash paid for taxes	$79	$63

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$1,293	$2,156
Reclass of warrant liability to common stock and additional paid-in-capital	$-	$2,236
Lease liabilities arising from obtaining right-of-use assets	$316	$3,857

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of the Business

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

Reclassifications

Certain amounts reported previously have been reclassified to conform to current year presentation, with no effect on stockholders’ equity or net loss as previously reported. These reclassifications relate to revenue and cost of revenue for leases which historically were included in product and service revenue and corresponding cost of revenue on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021.

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

The Company has evaluated all other issued and ASUs not yet adopted and believes the adoption of these standards will not have a material impact on its consolidated financial statements.

3.	Revenue Recognition

The following table presents revenue disaggregated by type and geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
U.S.
Systems	$-	$-	$-	$-
Instruments and accessories	60	60	142	204
Services	75	105	225	307
Leases	46	78	211	259
Total U.S. revenue	181	243	578	770

Outside of U.S. ("OUS")
Systems	1,227	1,129	1,228	2,050
Instruments and accessories	677	733	1,195	1,397
Services	260	290	842	873
Leases	218	176	780	666
Total OUS revenue	2,382	2,328	4,045	4,986

Total
Systems	1,227	1,129	1,228	2,050
Instruments and accessories	737	793	1,337	1,601
Services	335	395	1,067	1,180
Leases	264	254	991	925
Total revenue	$2,563	$2,571	$4,623	$5,756

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations as of September 30, 2022 was $1.8 million, which is expected to be recognized over one to four years.

Contract Assets and Liabilities

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended September 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million and $0.1 million, respectively. Revenue recognized for the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each reporting period was $0.7 million and $0.5 million, respectively.

The following information summarizes the Company’s contract assets and liabilities:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Contract Assets	$68	$91
Deferred Revenue	$357	$543

Senhance System Leasing

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the option to purchase the leased System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the System. For the three and nine months ended September 30, 2022, and 2021, variable lease revenue related to usage-based arrangements was not material.

Trade Accounts Receivable

The allowance for expected credit losses is based on the Company’s assessment of collectability of customer accounts.  The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.  The allowance for expected credit losses was $1.5 million and $1.7 million as of September 30, 2022, and December 31, 2021, respectively.  For the three and nine months ended September 30, 2022, and 2021, bad debt expense was not material.

4.	Fair Value

The following are categories of assets and liabilities measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2022
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$13,870	$-	$-	$13,870
Restricted cash	1,107	-	-	1,107
Short-term investments	-	72,481	-	72,481
Long-term investments	-	1,937	-	1,937
Total assets measured at fair value	$14,977	$74,418	$-	$89,395
Liabilities measured at fair value
Contingent consideration	$-	$-	$1,203	$1,203
Total liabilities measured at fair value	$-	$-	$1,203	$1,203

(1)	Includes investments that are readily convertible to cash with original maturities of 90 days or less.

	December 31, 2021
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$18,129	$-	$-	$18,129
Restricted cash	1,154	-	-	1,154
Short-term investments	-	80,262	-	80,262
Long-term investments	-	37,435	-	37,435
Total assets measured at fair value	$19,283	$117,697	$-	$136,980
Liabilities measured at fair value
Contingent consideration	$-	$-	$2,371	$2,371
Total liabilities measured at fair value	$-	$-	$2,371	$2,371

(1)	Includes investments that are readily convertible to cash with original maturities of 90 days or less.

The carrying values of accounts receivable, prepaid expenses, employee retention tax credit receivables, other current assets, accounts payable, accrued employee compensation and benefits, accrued expenses, deferred revenue, and other current liabilities as of September 30, 2022, and December 31, 2021, approximate their fair values due to the short-term nature of these items.

The Company’s financial liabilities consisted of contingent consideration payable to Three Heads Investment S.r.l., related to the Company’s 2015 acquisition of the Senhance Surgical System from an assignor to Three Heads Investment S.r.l. (the “Senhance Acquisition”). Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration utilizing a Monte-Carlo simulation as of September 30, 2022 and December 31, 2021:

	Valuation Methodology	Significant Unobservable Input	September 30, 2022	December 31, 2021

Contingent consideration	Probability weighted income approach	Milestone dates	2031	2031
		Discount rate	16.5%	9.5%
		Revenue volatility	45.0%	39.0%
		EUR-to-USD exchange rate	0.98	1.14

The following table summarizes the change in fair value, as determined by Level 3 inputs for the contingent consideration for the nine months ended September 30, 2022 and 2021:

Fair Value Measurement at Reporting Date (Level 3)
(in thousands)
Contingent consideration
Balance at December 31, 2021	$2,371
Change in fair value	(1,168)
Balance at September 30, 2022	$1,203

Current portion	$-
Long-term portion	1,203
Balance at September 30, 2022	$1,203

Balance at December 31, 2020	$3,936
Exercise of warrants	-
Change in fair value	1,013
Balance at September 30, 2021	$4,949

Current portion	$-
Long-term portion	4,949
Balance at September 30, 2021	$4,949

5.	Investments, available-for-sale

The aggregate fair values of investment securities along with unrealized gains and losses determined on an individual investment security basis and included in other comprehensive loss are as follows:

	September 30, 2022
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$18,869	$-	$(85)	$18,784	$18,784	$-
Corporate Bonds	55,407	-	(768)	54,639	53,697	942
U.S. Government Agencies	999	-	(4)	995	-	995
Total Investments	$75,275	$-	$(857)	$74,418	$72,481	$1,937

	December 31, 2021
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$50,705	$-	$(46)	$50,659	$50,660	$-
Corporate Bonds	67,239	1	(202)	67,038	29,602	37,435
Total Investments	$117,944	$1	$(248)	$117,697	$80,262	$37,435

The following table summarizes the contractual maturities of the Company’s available-for-sale investments:

	September 30, 2022
	(in thousands)
	Amortized Cost	Fair Value
Mature in less than one year	$73,303	$72,481
Mature in one to two years	1,972	1,937
Total	$75,275	$74,418

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. There were no sales of investments or gross realized gains or losses for the three and nine months ended September 30, 2022, and 2021, respectively.

6.	Inventories

The components of inventories are as follows:

	September 30, 2022
	(in thousands)
	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$13,053	$(3,521)	$9,532
Raw materials	5,491	(2,547)	2,944
Total inventories	$18,544	$(6,068)	$12,476

Current Portion	$9,990	$(955)	$9,035
Long-term portion	8,554	(5,113)	3,441
Total inventories	$18,544	$(6,068)	$12,476

	December 31, 2021
	(in thousands)
	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$13,066	$(2,987)	$10,079
Raw materials	8,324	(2,695)	5,629
Total inventories	$21,390	$(5,682)	$15,708

Current Portion	$9,931	$(1,297)	$8,634
Long-term portion	11,459	(4,385)	7,074
Total inventories	$21,390	$(5,682)	$15,708

The Company has determined that its December 31, 2021 inventory footnote presentation overstated raw materials and understated finished goods by $2.5 million.  For comparative purposes, the Company’s prior year inventory footnote has been revised to reflect the adjustment to raw materials and finished goods.  The revision had no effect on the previously reported total gross and net carrying value of inventory.  The revision also had no effect on the previously reported consolidated balance sheets, statements of operations and comprehensive loss, cash flows and stockholders’ equity.

7.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property are as follows:

	September 30, 2022
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(66,483)	$(995)	$1,360
Technology and patents purchased	400	(229)	(2)	169
Total intellectual property	$69,238	$(66,712)	$(997)	$1,529

	December 31, 2021
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(58,912)	$(262)	$9,664
Technology and patents purchased	400	(199)	27	228
Total intellectual property	$69,238	$(59,111)	$(235)	$9,892

The weighted average remaining useful life of the developed technology and technology and patents purchased was 4.4 years and 4.6 years, respectively, as of September 30, 2022. The weighted average remaining useful life of the developed technology and technology and patents purchased was 1.6 years and 5.3 years, respectively as of December 31, 2021.

8.	Leases

Lessee Information

The Company determines if an arrangement contains a lease at inception. Where an arrangement contains a lease, the Company determines if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified, the Company reevaluates the classification. The Company has entered into operating leases for corporate office buildings, vehicles, and machinery and equipment. Some of the lease agreements have renewal options, tenant improvement allowances, rent escalation clauses, and assignment and subletting clauses. While the operating leases range from one year to ten years, some include options to extend the lease generally between one year and six years, and some include options to terminate the leases within one year.

Components of operating lease expense are primarily recorded in general and administrative on the condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Long-term Operating	$408	$392	$1,192	$1,315
Short-term Operating	-	-	-	-
Total Operating lease expense	$408	$392	$1,192	$1,315

Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2022			December 31, 2021
Weighted-average remaining lease term (in years)		7.2			7.8
Weighted-average discount rate		8.2%			7.8%
Incremental borrowing rate	6.1%	-	14.5%	6.1%	-	8.5%

Maturities of operating lease obligations as of September 30, 2022 were as follows (in thousands):

Fiscal Year
2022	$226
2023	1,088
2024	1,006
2025	954
2026	805
Thereafter	2,925
Total minimum lease payments	$7,004
Less: Amount of lease payments representing interest	(1,712)
Present value of future minimum lease payments	$5,292

9.	Property and Equipment Impairment

During the three and nine months ended September 30, 2022, the Company recorded a non-cash asset impairment charge of $0.0 and $0.4 million, respectively, to reduce the carrying value of property and equipment to its estimated fair value. The property and equipment is associated with returned Senhance Systems under operating leases that are not expected to generate future cash flows sufficient to recover their net book value. The fair value was estimated based on the discounted cash flows expected to be produced by the property and equipment. The impairment was recorded in property and equipment impairment on the condensed consolidated statements of operations and comprehensive loss. No such impairment charges were recorded during the three and nine months ended September 30, 2021.

10.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of (0.4)% for the year ending December 31, 2022. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was (0.3)% and (0.2)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was (0.4)% and 0.0%, respectively.

The Company incurred losses for the three and nine months ended September 30, 2022, and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

The total tax (expense) benefit during the three months ended September 30, 2022 and 2021, was approximately ($0.055) million and ($0.032) million, respectively. The total tax (expense) benefit during the nine months ended September 30, 2022 and 2021, was approximately ($0.224) million and $0.004 million, respectively.z

At September 30, 2022 the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2022; no GILTI tax has been recorded for the nine months ended September 30, 2022 or 2021.

11.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option activity, including grants to non-employees, for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2021	4,640,660	$6.64	5.66
Granted	2,972,722	0.72
Forfeited	(128,089)	1.55
Cancelled	(36,982)	21.11
Exercised	(43,453)	0.41
Balance at September 30, 2022	7,404,858	$4.31	5.53

The following table summarizes information about stock options outstanding at September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Exercisable at September 30, 2022	3,406,210	$7.51	4.97	$0.1
Vested or expected to vest at September 30, 2022	7,130,536	$4.43	5.51	$0.1

Restricted Stock Units

The following is a summary of the restricted stock units activity, including performance restricted stock units, for the nine months ended September 30, 2022:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested December 31, 2021	3,839,030	$2.36
Granted	6,430,606	0.74
Vested	(1,973,238)	2.40
Forfeited	(257,823)	1.23
Unvested September 30, 2022	8,038,575	$1.08

Performance Restricted Stock Units

In 2022 and 2021, the Company granted performance-based restricted stock units with vesting terms based on our attainment of certain operational targets by October 1, 2023 and October 1, 2022, respectively. The number of shares earnable under the 2022 and 2021 awards are based on achieving designated corporate goals.

Stock-based Compensation Expense

The following table summarizes non-cash stock-based compensation expense by award type for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	$913	$1,346	$2,812	$3,552
Restricted stock units	772	1,581	2,480	2,933
Performance restricted stock units	348	34	1,069	104
	$2,033	$2,961	$6,361	$6,589

As of September 30, 2022, the Company had future employee stock-based compensation expense of approximately $2.8 million related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 1.7 years. As of September 30, 2022, the unrecognized stock-based compensation expense related to unvested restricted stock units was approximately $5.0 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Nine Months Ended September 30,
	2022			2021
Expected dividend yield		0%			0%
Expected volatility	128%	-	133%	118%	-	139%
Risk-free interest rate	1.25%	-	2.98%	0.33%	-	0.73%
Expected life (in years)	3.8	-	4.5	3.8	-	4.5

12.	Equity Offerings

Equity financing transactions for the nine months ended September 30, 2021, include:

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

Sales during the nine months ended September 30, 2021, under the 2021 and 2020 ATM Offering are as follows (in thousands, except for share and per share amounts):

	Nine Months Ended September 30, 2021
	2021 ATM	2020 ATM	Total
Total shares of common stock sold	352,880	19,120,037	19,472,917
Average price per share	$3.47	$1.47	$1.51
Gross proceeds	$1,224	$28,100	$29,324
Commission earned by Sales Agents	$37	$843	$880
Net proceeds	$1,187	$27,257	$28,444

2021 Exercise of Warrants. During the nine months ended September 30, 2021, certain holders of our Series B, C and D warrants to purchase shares of our common stock exercised such warrants for aggregate proceeds to the Company of $30.6 million.

2022 ATM Offering. On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $100.0 million shares of the Company’s common stock. No sales of common stock were made under the 2022 ATM Offering during the three and nine months ended September 30, 2022.

13.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, and warrants. No adjustments have been made to the weighted average outstanding common shares figures for the three and nine months ended September 30, 2022 or 2021 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30,
	2022	2021
Stock options	7,404,858	5,089,464
Stock warrants	1,021,076	1,013,383
Nonvested restricted stock units	8,038,575	3,891,249
Total	16,464,509	9,994,096

14.	Commitments and Contingencies

License and Supply Agreements

As part of the Company’s acquisition of the Senhance System in 2015, the Company assumed certain license and supply agreements. Additionally, the Company has purchase orders with various suppliers for certain tooling, supplies, contract engineering and research services. Commitments related to these agreements and purchase orders are as follows (in thousands):

Fiscal Year
2022	$5,395
2023	2,634
2024	209
2025	12
Total commitments	$8,250

15.	Segments and Geographic Areas

The Company operates in one business segment—the research, development, and sale of medical device robotics to digitize and improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer), does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

The following table presents consolidated assets and long-lived assets by geographic area, which includes property and equipment, intellectual property, and operating lease assets:

	September 30, 2022
	Long-Lived Assets	Total Assets
U.S.	38%	78%

EMEA
Switzerland	44%	18%
Italy	8%	1%
Other	8%	2%
Total EMEA	60%	21%

Asia	2%	1%
Total	100%	100%

	December 31, 2021
	Long-Lived Assets	Total Assets
U.S.	26%	77%

EMEA
Switzerland	34%	16%
Italy	36%	5%
Other	4%	1%
Total EMEA	74%	22%

Asia	0%	1%
Total	100%	100%

The Company recognizes sales by geographic area based on the country in which the customer is based. For the three months ended September 30, 2022 and 2021, 7% and 9%, respectively, of net revenue were generated in the United States; while 86% and 82%, respectively, were generated in Europe; and 7% and 9%, respectively, were generated in Asia. For the nine months ended September 30, 2022 and 2021, 13% and 13%, respectively, of net revenue were generated in the United States; while 72% and 55%, respectively, were generated in Europe; and 15% and 32%, respectively, were generated in Asia.

16.	Related Party Transactions

In March 2018, Asensus Surgical Europe S.à.r.l entered into a Service Supply Agreement with 1 Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in 1 Med S.A. Expenses under the Service Supply Agreement were approximately $67,000 and $33,000 for the three months ended September 30, 2022 and 2021, respectively and $208,000 and $145,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

•	In Japan, the Company has received regulatory approval and reimbursement for 126 laparoscopic procedures.

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

Since inception, we have been unprofitable. As of September 30, 2022, we had an accumulated deficit of $843.0 million. We operate in one business segment.

Recent Financing Transactions

At-the -Market Offerings

On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $100.0 million shares of the Company’s common stock. No sales of common stock were made under the 2022 ATM Offering during the three and nine months ended September 30, 2022.

Results of Operations - Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

In the third quarter of 2022, our revenue consisted of the sale of a Senhance System, ongoing System leasing payments, sales of instruments and accessories, and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue remained consistent at $2.0 million for the three months ended September 30, 2022 and 2021 with a Senhance System sale in each period. Service revenue decreased to $0.3 million for the three months ended September 30, 2022 compared to $0.4 million for the three months ended September 30, 2021. Lease revenue remained consistent at $0.3 million for the three months ended September 30, 2022 and 2021. The fluctuations in service revenue for the three months ended September 30, 2022 and 2021, were primarily the result of customer mix and fluctuations in exchange rates.

Cost of Revenue

Cost of revenue consists of contract manufacturing, materials, labor, and manufacturing overhead incurred internally to produce the products. Shipping and handling costs incurred by the Company are included in cost of revenue. We expense all inventory obsolescence provisions as cost of revenue. The manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment depreciation and operations supervision and management. We expect overhead costs as a percentage of revenues to decline as our production volume increases. We expect the cost of revenue to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

Product cost for the three months ended September 30, 2022 increased to $3.1 million as compared to $2.0 million for the three months ended September 30, 2021. The $1.1 million increase primarily relates to an increase in the inventory reserve of $1.2 million, partially offset by decreased personnel costs of $0.1 million.

Service cost for the three months ended September 30, 2022 remained consistent at approximately $0.4 million for the three months ended September 30, 2022 and 2021.

Lease cost remained consistent at $1.0 million for the three months ended September 30, 2022 and 2021.

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

R&D expenses for the three months ended September 30, 2022 increased 49% to $6.7 million as compared to $4.5 million for the three months ended September 30, 2021 as we continue to invest in basic research, clinical studies, and product development in the areas of robotics and digital technologies supporting the growth of the Senhance System and ISU digital and cloud capabilities. All activities are in the effort of building the future for Performance-Guided Surgery. The $2.2 million increase primarily relates to increased contract engineering services, consulting, and other outside services of $1.2 million. The change was also driven by increased personnel costs of $0.6 million driven by additional headcount as well as the transfer of employees within functional areas due to the evolving nature and commercialization of our business, and increased supplies costs of $0.4 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses.

Sales and marketing expenses for the three months ended September 30, 2022 and 2021 remained consistent at $3.6 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the three months ended September 30, 2022 decreased 13% to $4.9 million compared to $5.6 million for the three months ended September 30, 2021. The $0.7 million decrease was primarily related to decreased stock compensation expense, partially offset by increased personnel costs driven by changes in headcount as well as the transfer of employees within functional areas due to the evolving nature and commercialization of our business.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2022 decreased to $2.4 million compared to $2.8 million for the three months ended September 30, 2021. The $0.4 million decrease is primarily driven by changes in the foreign currency exchange rate.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.4 million decrease for the three months ended September 30, 2022 compared to a $0.3 million increase for the three months ended September 30, 2021. The decrease was primarily due to changes in the market assumptions utilized in the valuation of fair value of the contingent consideration, including the Company’s forecast of future product revenue and the discount rate.

Other Income (Expense), net

Other income for the three months ended September 30, 2022 decreased to $0.2 million compared to $1.4 million for the three months ended September 30, 2021. Other income for the three months ended September 30, 2021 primarily related to the $1.3 million refund application submitted during the period for the Employee Retention Tax Credit (“ERTC”) provision from the CARES Act. No related income was recorded in the three months ended September 30, 2022.

Income Tax Expense

The Company recognized $0.06 million income tax expense for the three months ended September 30, 2022, compared to $0.03 million income tax expense for the three months ended September 30, 2021.

Results of Operations - Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue

In the nine months ended September 30, 2022, our revenue consisted of the sale of a Senhance System, ongoing System leasing payments, sales of instruments and accessories, and services revenue for Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the nine months ended September 30, 2022 decreased to $2.6 million compared to $3.7 million for the nine months ended September 30, 2021. The $1.1 million decrease was primarily the result of a Lease Buyout in the prior period.

Service revenue for the nine months ended September 30, 2022 decreased to $1.1 million compared to $1.2 million for the nine months ended September 30, 2021. The fluctuations in service revenue for the three months ended September 30, 2022 and 2021 were primarily the result of customer mix and fluctuations in exchange rates.

Lease revenue for the nine months ended September 30, 2022 and 2021 remained consistent at $0.9 million.

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

Product cost for the nine months ended September 30, 2022 decreased to $4.3 million as compared to $4.7 million for the nine months ended September 30, 2021. The $0.4 million decrease primarily relates to a $1.2 million decrease in personnel costs, which is driven by the transfer of employees within functional areas due to the evolving nature and commercialization of our business. The decrease is also driven by a $0.6 million decrease in product costs, which is primarily related to a Lease Buyout in the prior period. These decreases are partially offset by a $0.9 million increase in the inventory reserve, $0.3 million increase in supplies costs, and $0.2 million increase in freight expenses.

Service cost for the nine months ended September 30, 2022 increased to $1.5 million as compared to $1.3 million for the nine months ended September 30, 2021. The $0.2 million increase primarily relates to an increase in personnel-related costs of $0.5 million offset by decreased supplies costs of $0.3 million. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the nine months ended September 30, 2022 and 2021 remained consistent at $2.8 million.

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

R&D expenses for the nine months ended September 30, 2022 increased 59% to $20.4 million as compared to $12.8 million for the nine months ended September 30, 2021 as we continue to invest in basic research, clinical studies, and product development in the areas of robotics and digital technologies supporting the growth of the Senhance System and ISU digital and cloud capabilities. All activities are in the effort of building the future for Performance-Guided Surgery. The $7.6 million increase primarily relates to increased personnel costs of $3.3 million driven by additional headcount as well as the transfer of employees within functional areas due to the evolving nature and commercialization of our business. The change was also driven by an increase in contract engineering services, consulting, and other outside services costs of $3.1 million, increased supplies costs of $1.0 million, and increased travel costs of $0.2 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses.

Sales and marketing expenses for the nine months ended September 30, 2022 increased 7% to $10.9 million compared to $10.2 million for the nine months ended September 30, 2021. The $0.7 million increase was primarily related to increased consulting costs of $0.6 million, increased travel costs of $0.4 million, increased personnel costs of $0.3 million, partially offset by decreased supplies costs of $0.4 million and decreased depreciation expense of $0.2 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the nine months ended September 30, 2022 increased 15% to $15.4 million compared to $13.4 million for the nine months ended September 30, 2021. The $2.0 million increase was primarily related to increased personnel costs of $1.1 million driven by additional headcount as well as the transfer of employees within functional areas due to the evolving nature and commercialization of our business. The change was also driven by an increase in software costs of $0.2 million, increased consulting costs of $0.2 million, increased travel costs of $0.2 million and increased depreciation costs of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2022 decreased to $7.6 million compared to $8.5 million for the nine months ended September 30, 2021. The $0.9 million decrease is primarily driven by changes in the foreign currency exchange rate.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $1.2 million decrease for the nine months ended September 30, 2022 compared to a $1.0 million increase for the nine months ended September 30, 2021. The decrease was primarily due to changes in the market assumptions utilized in the valuation of fair value of the contingent consideration, including the Company’s forecast of future product revenue and the discount rate.

Property and Equipment Impairment

During the nine months ended September 30, 2022, the Company recorded an impairment charge of $0.4 million to reduce the carrying value of property and equipment to its estimated fair value. The property and equipment is associated with operating leases that did not elect to renew their agreements. No impairment charge was recognized for the nine months ended September 30, 2021.

Other Income (Expense), net

The Company recognized $0.1 million other income for the nine months ended September 30, 2022, compared to $2.4 million other income for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2021 primarily related to the gain on extinguishment of debt of $2.8 million, partially offset by the change in the fair value of Series B Warrants of $2.0 million. No related income or expense was recorded in the nine months ended September 30, 2022.

Income Tax (Expense) Benefit

The Company recognized $0.2 million income tax expense for the nine months ended September 30, 2022, compared to $0.0 million income tax benefit for the nine months ended September 30, 2021.

Liquidity and Capital Resources

The Company had an accumulated deficit of $843.0 million and working capital of $93.7 million as of September 30, 2022. The Company has not established sufficient revenues to cover its operating costs and believes it will require additional capital in the future to proceed with its operating plan. As of September 30, 2022, the Company had cash, cash equivalents, short-term investments and long-term investments, excluding restricted cash, of approximately $88.3 million.

The Company believes the COVID-19 pandemic and other geopolitical factors will continue to negatively impact its operations and ability to implement its market development efforts, which will have a negative effect on its financial condition.

While the Company believes that its existing cash, cash equivalents, short-term and long-term investments, as of September 30, 2022 and as of the date of filing, will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, the Company believes it will need to obtain additional financing in the future to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans.

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: negative impacts on the Company's operations caused by the COVID-19 pandemic and other geopolitical factors; the historical lack of profitability; the Company’s ability to grow its placements and increase utilization of the Senhance System by customers, the Company’s ability to raise additional capital; the success of its market development efforts; its ability to successfully develop, clinically test and commercialize its products; the timing and outcome of the regulatory review process for its products; changes in the health care and regulatory environments of the United States, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

Sources of Liquidity

Our principal sources of cash to date have been proceeds from public offerings of common stock, incurrence of debt, the sale of equity securities held as investments and asset sales.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021
Net cash (used in) provided by
Operating activities	$(44.9)	$(27.5)
Investing activities	41.2	(89.0)
Financing activities	(0.3)	160.1
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4.3)	$43.4

Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities of $44.9 million consisted of a net loss of $57.7 million, changes in operating assets and liabilities of $4.2 million, offset by non-cash items of $17.0 million. The non-cash items primarily consisted of $7.6 million of amortization of intangible assets, $6.4 million of stock-based compensation expense, $2.5 million of depreciation, $0.6 million of net amortization of discounts and premiums on investments, $0.4 million in impairment of property and equipment, $0.2 million deferred tax expense, $0.4 million change in inventory reserves, offset by $1.2 million of change in fair value of contingent consideration. The decrease in cash from changes in operating assets and liabilities primarily relates to a $2.1 million increase in other current and long-term assets, $1.7 million increase in accounts receivable, $0.5 increase in inventory net of transfers to property and equipment, $0.7 million increase in prepaid expenses, $0.1 million decrease in deferred revenue, $0.1 million decrease in operating lease liabilities, offset by $0.4 million increase in accounts payable, $0.2 million decrease in operating lease right-of-use assets, $0.2 million increase in accrued expenses, and $0.2 million decrease in employee retention tax credit receivable.

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

Investing Activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $41.2 million. This amount consists of $67.7 million of proceeds from maturities of available-for-sale investments, offset by $25.6 million of purchases of available-for-sale investments and $0.9 million purchases of property and equipment.

For the nine months ended September 30, 2021, net cash used in investing activities was $89.0 million. This amount consists of $88.2 million of purchases of available-for-sale investments and $0.8 million purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $0.3 million, related to taxes paid for the net share settlement of vesting of restricted stock units.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $1.7 million as of September 30, 2022, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 87% of revenue for nine months ended September 30, 2022 and 2021, respectively, and are concentrated principally in Europe. We translate the revenue and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Euro for the nine months ended September 30, 2022, would result in revenue changing by $0.4 million. This change would be not material to our cash flows and our results of operations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting, described below.

Changes in Internal Controls Over Financial Reporting

Other than the material weakness described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, management identified a deficiency constituting a material weakness related to the design and implementation of information technology general controls (“ITGCs”) related to the implementation of our new global enterprise resource planning system (“ERP”) utilized in the preparation of our consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user and privileged access to the financial application and data to appropriate Company personnel.

The material weakness identified above did not result in any identified misstatements to our consolidated interim financial statements, and our management has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP. Based on this material weakness, management concluded that as of September 30, 2022, our internal control over financial reporting was not effective.

Remediation Efforts

We have commenced measures to remediate the identified material weakness.  Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required.  This implementation will include the addition of detection controls which will include the review of user access and activity logs related to systems that were accessed.  We will also enhance the training of our personnel regarding their roles and responsibilities within the information technology general controls objectives and activities. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”), which entered a critical phase in 2022. The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team.  The ERP will continue to require significant investment of human and financial resources.  In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition. Specifically, we have identified a material weakness related to our design and implementation of information technology general controls (“ITGCs”) related to the implementation of our new global ERP utilized in the preparation of our consolidated financial statements.  This has led to the need to implement remediation efforts.  We cannot assure you that other material weaknesses in our internal controls over financial reporting will not arise as we continue with the ERP implementation.

Many of our Senhance Systems are placed under leasing arrangements with a buy-out option.  If the customer does not extend the leasing arrangement or elect to purchase the Senhance System, it reduces future revenue.

Many of our Senhance Systems are placed under leasing arrangements with a buy-out option.  If the customer does not elect to extend the lease arrangement or purchase the Senhance System it is returned to us, which reduces future revenue as we will not receive revenues from the capital purchases.  In the nine months ended September 30, 2022, four customers chose not to extend their lease arrangements.  As our leasing arrangements expire, we may see a termination of more leasing arrangements, which could have a material impact on our future revenues.

Any failure by us to maintain effective control over financial reporting could result in loss of investor confidence and adversely impact our stock price.

If we experience additional material weaknesses in our internal control over financial reporting and are unable to remediate such material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or our disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods, could be adversely affected. Such failures could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. During the quarter ended September 30, 2022, we identified a material weakness in our internal control over financial reporting, which we are in the process of remediating, related to our design and implementation of ITGCs related to the implementation of our new global ERP utilized in the preparation of our consolidated financial statements.  We cannot assure you that we will be successful in remediating this material weakness, or experience additional material weaknesses in our internal control over financial reporting.

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2022:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1 - 31, 2022	7,015	$0.38	-	-
August 1 - 31, 2022	-	-	-	-
September 1 - 30, 2022	-	-	-	-
Total	7,015	$0.38	-	-

(1)

These amounts consist of 7,015 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the vesting date.

 Item 3          Defaults Upon Senior Securities.

None.

 Item 4          Mine Safety Disclosures.

Not applicable.

 Item 5         Other Information.

None.

Item 6.         EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: November 10, 2022	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer