Form 10-Q
period 2023-03-31
ASENSUS SURGICAL, INC.
filed 2023-05-11
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock, as of May 8, 2023 was 239,465,556.

ASENSUS SURGICAL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including our ability to grow utilization of our Senhance Systems and our ability to advance development of our next-generation products and our collaborations with third parties. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Condensed Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the Asensus Surgical, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 (the “Fiscal 2022 Form 10-K”), and other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. To the extent that our business is negatively impacted due to a variety of factors, including, but not limited to, the impact of COVID-19 and other geopolitical factors on our operating results, and the demand for our products, we may implement longer-term cost reduction efforts in order to mitigate such impact. References in this report to “we,” “our,” “us,” or the “Company” refer to Asensus Surgical, Inc., including its subsidiaries Asensus Surgical US, Inc., Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.àr.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product	$293	$347
Service	195	308
Lease	488	411
Total revenue	976	1,066

Cost of revenue:
Product	1,225	375
Service	749	496
Lease	973	952
Total cost of revenue	2,947	1,823

Gross loss	(1,971)	(757)
Operating Expenses:
Research and development	10,139	6,428
Sales and marketing	4,553	3,719
General and administrative	5,468	5,533
Amortization of intangible assets	112	2,670
Change in fair value of contingent consideration	105	(154)
Total Operating Expenses	20,377	18,196

Operating Loss	(22,348)	(18,953)
Other Income (Expense), net
Interest income	439	255
Interest expense	-	(200)
Other expense, net	(218)	(146)
Total Other Income (Expense), net	221	(91)

Loss before income taxes	(22,127)	(19,044)
Income tax expense	(91)	(84)
Net loss	(22,218)	(19,128)

Comprehensive loss:
Net loss	(22,218)	(19,128)
Foreign currency translation gain (loss)	550	(650)
Unrealized gain (loss) on available-for-sale investments	307	(552)
Comprehensive loss	$(21,361)	$(20,330)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.09)	$(0.08)
Weighted average number of shares used in computing net loss per common share - basic and diluted	238,280	235,892

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$18,737	$6,329
Short-term investments, available-for-sale	37,697	64,195
Accounts receivable, net	658	2,256
Inventories	8,844	8,284
Prepaid expenses	3,326	3,584
Employee retention tax credit receivable	554	554
Other current assets	1,740	1,671
Total Current Assets	71,556	86,873

Restricted cash	1,142	1,141
Long-term investments, available-for-sale	958	3,865
Inventories, net of current portion	5,198	5,469
Property and equipment, net	8,972	9,542
Intellectual property, net	1,506	1,576
Net deferred tax assets	171	174
Operating lease right-of-use assets, net	4,769	4,950
Other long-term assets	2,251	2,463
Total Assets	$96,523	$116,053

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,972	$3,348
Accrued employee compensation and benefits	3,391	4,508
Accrued expenses and other current liabilities	1,283	1,293
Operating lease liabilities - current portion	775	800
Deferred revenue	456	465
Total Current Liabilities	10,877	10,414

Long-Term Liabilities:
Contingent consideration	1,361	1,256
Noncurrent operating lease liabilities	4,568	4,738
Total Liabilities	16,806	16,408

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2023 and December 31, 2022; 239,341,570 and 236,895,440 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	239	237
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	964,162	962,731
Accumulated deficit	(883,153)	(860,935)
Accumulated other comprehensive loss	(1,531)	(2,388)
Total Stockholders' Equity	79,717	99,645
Total Liabilities and Stockholders' Equity	$96,523	$116,053

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	236,895	$237	-	$-	$962,731	$(860,935)	$(2,388)	$99,645
Stock-based compensation	-	-	-	-	1,916	-	-	1,916
Exercise of stock options	13	-	-	-	5	-	-	5
Award of restricted stock units	2,434	2	-	-	-	-	-	2
Return of common stock to pay withholding taxes on restricted stock	-	-	649	1	(490)	-	-	(489)
Cancellation of treasury stock	-	-	(649)	(1)	-	-	-	(1)
Other comprehensive loss	-	-	-	-	-	-	857	857
Net loss	-	-	-	-	-	(22,218)	-	(22,218)
Balance, March 31, 2023	239,342	$239	-	$-	$964,162	$(883,153)	$(1,531)	$79,717

Balance, December 31, 2021	235,219	$235	-	$-	$954,649	$(785,374)	$(264)	$169,246
Stock-based compensation	-	-	-	-	2,245	-	-	2,245
Exercise of stock options	30	-	-	-	12	-	-	12
Award of restricted stock units	1,166	1	-	-	-	-	-	1
Return of common stock to pay withholding taxes on restricted stock	-	-	436	-	(349)	-	-	(349)
Cancellation of treasury stock	-	-	(436)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(1,202)	(1,202)
Net loss	-	-	-	-	-	(19,128)	-	(19,128)
Balance, March 31, 2022	236,415	$236	-	$-	$956,557	$(804,502)	$(1,466)	$150,825

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(22,218)	$(19,128)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	813	869
Amortization of intangible assets	112	2,670
Amortization of discounts and premiums on investments, net	(89)	215
Stock-based compensation	1,916	2,245
Deferred tax expense	91	84
Bad debt expense	-	177
Change in inventory reserves	(374)	(180)
Change in fair value of contingent consideration	105	(154)

Changes in operating assets and liabilities:
Accounts receivable	1,607	25
Inventories	203	(1,440)
Operating lease right-of-use assets	187	197
Prepaid expenses	250	201
Other current and long-term assets	(27)	(487)
Accounts payable	1,608	74
Accrued employee compensation and benefits	(1,120)	(1,043)
Accrued expenses and other current liabilities	(93)	(107)
Deferred revenue	(13)	(1)
Operating lease liabilities	(206)	(160)
Net cash and cash equivalents used in operating activities	(17,248)	(15,943)

Investing Activities:
Purchase of available-for-sale investments	(2,949)	(5,967)
Proceeds from maturities of available-for-sale investments	32,750	29,258
Purchase of property and equipment	(64)	(246)
Net cash and cash equivalents provided by investing activities	29,737	23,045

Financing Activities:
Taxes paid related to net share settlement of vesting of restricted stock units	(488)	(348)
Proceeds from exercise of stock options and warrants	5	12
Net cash and cash equivalents used in financing activities	(483)	(336)

Effect of exchange rate changes on cash and cash equivalents	403	(45)
Net increase in cash, cash equivalents and restricted cash	12,409	6,721
Cash, cash equivalents and restricted cash, beginning of period	7,470	19,283
Cash, cash equivalents and restricted cash, end of period	$19,879	$26,004

Supplemental Disclosure for Cash Flow Information
Cash paid for leases	$330	$300
Cash paid for taxes	$190	$29

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$112	$160
Lease liabilities arising from obtaining right-of-use assets	$45	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of the Business

Asensus Surgical, Inc. (formerly known as TransEnterix, Inc.) (the "Company") is a medical device company that is digitizing the interface between the surgeon and the patient to pioneer a new era of what we are calling “Performance-Guided Surgery™” by unlocking clinical intelligence for surgeons to enable consistently superior outcomes and a new standard of surgery. Based upon the foundations of digital laparoscopy and the Senhance® Surgical System, the Company is developing the LUNA™ Surgical System, a next generation robotic and instrument system as a foundation of its digital surgery solution. These systems will be powered by the Intelligent Surgical Unit™(ISU™) to increase surgeon control and reduce surgical variability. With the addition of machine vision, augmented intelligence, and deep learning capabilities throughout the surgical experience, we intend to holistically address the current clinical, cognitive and economic shortcomings that drive surgical outcomes and value-based healthcare. The Company continues market development for and commercialization of the Senhance System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3mm microlaparoscopic instruments, 5mm articulating instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The results reported in these unaudited interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Fiscal 2022 Form 10-K. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim condensed consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented.

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $883.2 million and working capital of $60.7 million as of March 31, 2023. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The Company will need to obtain additional financing to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into strategic collaborations, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to meet its existing obligations, and to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Asensus Surgical US, Inc., Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.àr.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Risk and Uncertainties

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: the historical lack of profitability; the Company’s ability to raise additional capital; its ability to successfully develop, clinically test and commercialize its products and products in development; negative impacts on the Company's operations caused by the COVID-19 pandemic and other geopolitical factors; the success of its market development efforts; the timing and outcome of the regulatory review process for its products; changes in the healthcare regulatory environments of the United States, the European Union, Japan, Taiwan, and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution company; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

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

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the Fiscal 2022 Form 10-K.

Impact of Recently Issued Accounting Standards

The Company has evaluated issued ASUs not yet adopted and believes the adoption of these standards will not have a material impact on its consolidated financial statements.

3.	Revenue Recognition

The following table presents revenue disaggregated by type and geography:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
U.S.
Systems	$-	$-
Instruments and accessories	60	64
Services	75	74
Leases	71	113
Total U.S. revenue	206	251

Outside of U.S. ("OUS")
Systems	-	-
Instruments and accessories	233	283
Services	120	234
Leases	417	298
Total OUS revenue	770	815

Total
Systems	-	-
Instruments and accessories	293	347
Services	195	308
Leases	488	411
Total revenue	$976	$1,066

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to remaining performance obligations as of March 31, 2023 was $0.9 million, which is expected to be recognized over one to four years.

Contract Assets and Liabilities

Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented. Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million and $0.2 million, respectively.

The following information summarizes the Company’s contract assets and liabilities:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Contract Assets	$81	$116
Deferred Revenue	$456	$465

Senhance System Leasing

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the right to purchase the leased Senhance System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the Senhance System. For the three months ended March 31, 2023, and 2022, variable lease revenue related to usage-based arrangements was not material.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for expected credit losses was $1.6 million and $1.6 million as of March 31, 2023 and December 31, 2022, respectively. The Company recorded immaterial amounts for expected credit losses during the three months ended March 31, 2023 and 2022, respectively.

4.	Fair Value

The following are categories of assets and liabilities measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2023
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$18,737	$-	$-	$18,737
Restricted cash	1,142	-	-	1,142
Short-term investments	-	37,697	-	37,697
Long-term investments	-	958	-	958
Total assets measured at fair value	$19,879	$38,655	$-	$58,534
Liabilities measured at fair value
Contingent consideration	$-	$-	$1,361	$1,361
Total liabilities measured at fair value	$-	$-	$1,361	$1,361

(1) Includes investments that are readily convertible to cash with original maturities of 90 days or less.

	December 31, 2022
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$6,329	$-	$-	$6,329
Restricted cash	1,141	-	-	1,141
Short-term investments	-	64,195	-	64,195
Long-term investments	-	3,865	-	3,865
Total assets measured at fair value	$7,470	$68,060	$-	$75,530
Liabilities measured at fair value
Contingent consideration	$-	$-	$1,256	$1,256
Total liabilities measured at fair value	$-	$-	$1,256	$1,256

(1) Includes investments that are readily convertible to cash with original maturities of 90 days or less.

The carrying values of accounts receivable, prepaid expenses, employee retention tax credit receivables, other current assets, accounts payable, accrued employee compensation and benefits, accrued expenses and other current liabilities, and deferred revenue as of March 31, 2023, and December 31, 2022, approximate their fair values due to the short-term nature of these items.

The Company’s financial liabilities consisted of contingent consideration payable to Three Heads Investment S.r.l., related to the Company’s 2015 acquisition of the Senhance System from an assignor to Three Heads Investment S.r.l. (the “Senhance Acquisition”). Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration utilizing a Monte-Carlo simulation as of March 31, 2023 and December 31, 2022:

	Valuation Methodology	Significant Unobservable Input	March 31, 2023	December 31, 2022

Contingent consideration	Probability weighted income approach	Milestone dates	2032	2032
		Discount rate	16.0%	16.5%
		Revenue volatility	40.0%	45.0%
		EUR-to-USD exchange rate	1.09	1.07

The following table presents the current and long-term portion of the contingent consideration for the three months ended March 31, 2023 and summarizes the change in fair value, as determined by Level 3 inputs for the contingent consideration for the three months ended March 31, 2023 and 2022:

Fair Value Measurement at Reporting Date (Level 3)
(in thousands)
Contingent consideration
Balance at December 31, 2021	$2,371
Change in fair value	(154)
Balance at March 31, 2022	$2,217

Balance at December 31, 2022	$1,256
Change in fair value	105
Balance at March 31, 2023	$1,361

Current portion	$-
Long-term portion	1,361
Balance at March 31, 2023	$1,361

5.	Investments, available-for-sale

The aggregate fair values of investment securities along with cumulative unrealized gains and losses determined on an individual investment security basis and included in other comprehensive loss are as follows:

	March 31, 2023
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$5,442	$-	$(16)	$5,426	$5,426	$-
Corporate Bonds	29,459	2	(178)	29,283	28,325	958
U.S. Treasuries	2,953	-	(1)	2,952	2,952	-
U.S. Government Agencies	999	-	(5)	994	994	-
Total Investments	$38,853	$2	$(200)	$38,655	$37,697	$958

	December 31, 2022
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$12,364	$-	$(49)	$12,315	$12,315	$-
Corporate Bonds	55,201	-	(447)	54,754	50,889	3,865
U.S. Government Agencies	999	-	(8)	991	991	-
Total Investments	$68,564	$-	$(504)	$68,060	$64,195	$3,865

The following table summarizes the contractual maturities of the Company’s available-for-sale investments:

	March 31, 2023
	(in thousands)
	Amortized Cost	Fair Value
Mature in less than one year	$37,897	$37,697
Mature in one to two years	956	958
Total	$38,853	$38,655

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. There were no sales of investments or gross realized gains or losses for the three months ended March 31, 2023 or 2022.

6.	Inventories

The components of inventories are as follows:

	March 31, 2023
	(in thousands)

	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$16,101	$(4,175)	$11,926
Raw materials	4,617	(2,501)	2,116
Total inventories	$20,718	$(6,676)	$14,042

Current Portion	$10,013	$(1,169)	$8,844
Long-term portion	10,705	(5,507)	5,198
Total inventories	$20,718	$(6,676)	$14,042

	December 31, 2022
	(in thousands)

	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$15,337	$(4,129)	$11,208
Raw materials	4,718	(2,173)	2,545
Total inventories	$20,055	$(6,302)	$13,753

Current Portion	$9,399	$(1,115)	$8,284
Long-term portion	10,656	(5,187)	5,469
Total inventories	$20,055	$(6,302)	$13,753

7.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property are as follows:

	March 31, 2023
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(66,646)	$(853)	$1,339
Technology and patents purchased	400	(248)	15	167
Total intellectual property	$69,238	$(66,894)	$(838)	$1,506

	December 31, 2022
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(66,562)	$(874)	$1,402
Technology and patents purchased	400	(239)	13	174
Total intellectual property	$69,238	$(66,801)	$(861)	$1,576

The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.9 years and 4.1 years, respectively, as of March 31, 2023. The weighted average remaining useful life of the developed technology and technology and patents purchased was 4.2 years and 4.3 years, respectively as of December 31, 2022.

8.	Leases

Lessee Information

Components of operating lease expense are primarily recorded in general and administrative on the condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Long-term Operating	$451	$398
Short-term Operating	-	-
Total Operating lease expense	$451	$398

Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2023			December 31, 2022
Weighted-average remaining lease term (in years)		6.7			6.8
Weighted-average discount rate		8.4%			8.4%
Incremental borrowing rate	7.07%	-	14.5%	6.1%	-	14.5%

Maturities of operating lease obligations as of March 31, 2023 were as follows (in thousands):

Fiscal Year
2023	$897
2024	1,142
2025	1,061
2026	847
2027	780
Thereafter	2,199
Total minimum lease payments	$6,926
Less: Amount of lease payments representing interest	(1,583)
Present value of future minimum lease payments	$5,343

9.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of (0.4)% for the year ending December 31, 2023. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was (0.4)% and (0.4)%, respectively.

The Company incurred losses for the three months ended March 31, 2023, and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

The total tax expense during the three months ended March 31, 2023 and 2022, was approximately $0.09 million and $0.08 million, respectively.

At March 31, 2023 the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2023; no GILTI tax has been recorded for the three months ended March 31, 2023 or 2022, respectively.

10.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option activity, including grants to non-employees, for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2022	7,584,967	$4.22	5.31
Granted	2,748,415	0.73
Forfeited	-	-
Cancelled	(913)	4.21
Exercised	(13,300)	0.38
Balance at March 31, 2023	10,319,169	$3.30	5.54

The following table summarizes information about stock options outstanding at March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Exercisable at March 31, 2023	4,843,264	$5.96	4.80	$0.4
Vested or expected to vest at March 31, 2023	9,645,630	$3.47	5.47	$0.6

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Three Months Ended March 31,
	2023			2022
Expected dividend yield		0%			0%
Expected volatility	124%	-	126%	131%	-	133%
Risk-free interest rate	3.73%	-	4.14%	1.25%	-	1.94%
Expected life (in years)	4.3	-	4.5	4.3	-	4.5

Restricted Stock Units

The following is a summary of the restricted stock units activity, including performance restricted stock units, for the three months ended March 31, 2023:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested December 31, 2022	8,483,491	$1.04
Granted	7,340,630	0.73
Vested	(3,082,354)	1.18
Forfeited	(84,673)	1.13
Unvested March 31, 2023	12,657,094	$0.83

Performance Restricted Stock Units

In 2023 and 2022, the Company granted performance-based restricted stock units with vesting terms based on our attainment of certain operational targets by December 31, 2023 and October 1, 2023, respectively. The number of shares earnable under the 2023 and 2022 awards are based on achieving designated corporate goals. These operational targets have been achieved for the awards granted in 2022, therefore the 2022 performance-based restricted stock units are fully earned and remain subject to three-year time-based vesting requirements. The Company has not yet achieved the operational targets required for the awards granted in 2023.

Stock-based Compensation Expense

The following table summarizes non-cash stock-based compensation expense by award type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options	$665	$978
Restricted stock units	859	883
Performance restricted stock units	392	384
	$1,916	$2,245

As of March 31, 2023, the Company had future employee stock-based compensation expense of approximately $2.9 million related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of approximately 2.0 years. As of March 31, 2023, the unrecognized stock-based compensation expense related to unvested restricted stock units and performance restricted stock units was approximately $7.4 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

11.	Equity Offerings

2022 ATM Offering. On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $100.0 million shares of the Company’s common stock. No sales of common stock were made under the 2022 ATM Offering during the three months ended March 31, 2023 and 2022, respectively.

12.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, and warrants. No adjustments have been made to the weighted average outstanding common shares figures for the three months ended March 31, 2023 or 2022 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31,
	2023	2022
Stock options	10,319,169	6,766,520
Stock warrants	1,021,076	1,120,300
Nonvested restricted stock units	12,657,094	7,299,111
Total	23,997,339	15,185,931

13.	Commitments and Contingencies

License and Supply Agreements

The Company has purchase orders with various suppliers for certain tooling, supplies, contract engineering and research services. Commitments related to these agreements and purchase orders are as follows (in thousands):

Fiscal Year
2023	$8,058
2024	439
2025	315
2026	303
Total commitments	$9,115

14.	Segments and Geographic Areas

The Company operates in one business segment—the research, development and sale of medical devices to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

The following table presents consolidated assets and long-lived assets by geographic area, which includes property and equipment, intellectual property, and operating lease assets:

	March 31, 2023
	Long-Lived Assets	Total Assets
U.S.	36%	71%

EMEA
Switzerland	45%	24%
Italy	8%	2%
Other	8%	2%
Total EMEA	61%	28%

Asia	3%	1%
Total	100%	100%

	December 31, 2022
	Long-Lived Assets	Total Assets
U.S.	35%	72%

EMEA
Switzerland	46%	24%
Italy	8%	2%
Other	8%	1%
Total EMEA	62%	27%

Asia	3%	1%
Total	100%	100%

The following table presents sales by geographic area based on the country in which the customer is based.

	Three Months Ended March 31,
	2023	2022

US	21%	24%
EMEA	58%	48%
Asia	21%	28%
Total	100%	100%

15.	Related Party Transactions

In March 2018, Asensus Surgical Europe S.àr.l entered into a Service Supply Agreement with 1 Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in 1 Med S.A. Expenses under the Service Supply Agreement were approximately $19,000 and $73,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Overview

We are a medical device company that is digitizing the interface between the surgeon and patient to pioneer a new era of what we call “Performance-Guided Surgery™” by unlocking clinical intelligence for surgeons to enable consistently superior outcomes and a new standard of surgery. Based upon the foundations of digital laparoscopy and the Senhance® Surgical System, the Company is developing the LUNA™ Surgical System, a next generation robotic and instrument system as a foundation of its digital surgery solution. These systems will be powered by the Intelligent Surgical Unit™ (ISU™) to increase surgeon control and reduce surgical variability. With the addition of machine vision, augmented intelligence, and deep learning capabilities throughout the surgical experience, we intend to holistically address the current clinical, cognitive and economic shortcomings that drive surgical outcomes and value-based healthcare.

Our strategy is to focus on the realization of Performance-Guided Surgery through the continued collection of surgical data via the ISU and Asensus Cloud leveraging the Senhance System and by other means of non-robotic laparoscopic surgery, while completing the design and development of the LUNA System and its capabilities.

We continue market development for and commercialization of the Senhance System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3mm microlaparoscopic instruments, 5mm articulating instruments, eye-sensing camera control and fully-reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

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

•

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

•

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

In February 2020, we received CE Mark for the Senhance System and related instruments for pediatric use indications in CE Mark territories. We received FDA clearance in March 2023 for the pediatric indication for the Senhance System. The expanded indication allows accessibility to more surgeons and patients, as well as expanding our potential market to include pediatric hospitals. We anticipate the robotic precision provided by the Senhance System, coupled with the already available 3mm instruments and haptic feedback will prove to be an effective tool in surgery with smaller patients.

In 2020, we obtained regulatory clearance for the Senhance ultrasonic system in both Taiwan and Japan. We also received clearance for the ISU in Japan.

On July 28, 2021, the Company announced that it received FDA clearance for 5mm diameter articulating instruments, offering better access to difficult-to-reach areas of the anatomy by providing two additional degrees of freedom. These instruments have previously received CE Mark for use in the EU.

On February 21, 2023, we held an investor day to describe our focus on developing a next generation robotic system we call the LUNA Surgical System and the ongoing developments in our Performance-Guided Surgery platform. Performance-Guided Surgery is comprised of three strategic pillars:

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

Since inception, we have been unprofitable. As of March 31, 2023, we had an accumulated deficit of $883.2 million, and there is substantial doubt about our ability to continue as a going concern. We operate in one business segment.

Recent Financing Transactions

At-the -Market Offering

On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $100.0 million shares of the Company’s common stock. No sales of common stock were made under the 2022 ATM Offering during the three months ended March 31, 2023.

Results of Operations - Comparison of Three Months Ended March 31, 2023 and 2022

Revenue

Both in the first quarter of 2023 and 2022, our revenue consisted of ongoing System leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended March 31, 2023 and 2022 remained constant at approximately $0.3 million, respectively.

Service revenue for the three months ended March 31, 2023 decreased to $0.2 million compared to $0.3 million for the three months ended March 31, 2022.

Lease revenue for the three months ended March 31, 2023 increased to $0.5 million compared to $0.4 million for the three months ended March 31, 2022.

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

Product cost for the three months ended March 31, 2023 increased to $1.2 million as compared to $0.4 million for the three months ended March 31, 2022. The $0.8 million increase primarily relates to a $0.4 million increase in product costs, $0.2 million increase in personnel costs, and $0.2 million increase in the change in inventory reserves.

Service cost for the three months ended March 31, 2023 increased to $0.7 million as compared to $0.5 million for the three months ended March 31, 2022. The $0.2 million increase primarily relates to an increase in personnel-related costs of $0.1 million and an increase in materials costs of $0.1 million. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the three months ended March 31, 2023 and 2022 remained constant at $1.0 million, respectively.

Research and Development

Research and development, or R&D, expenses primarily consist of engineering, product development and regulatory expenses incurred in the design, development, testing and enhancement of our products and legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products. In future periods, we expect R&D expenses to continue to substantially increase as we invest in the LUNA System and our digital laparoscopy platform. R&D expenses are expensed as incurred.

R&D expenses for the three months ended March 31, 2023 increased 58% to $10.1 million as compared to $6.4 million for the three months ended March 31, 2022 as we continue to invest in basic research, clinical studies, and product development in the areas of robotics and digital technologies supporting the LUNA System and our digital laparoscopy platform. All activities are in the effort of building the future for Performance-Guided Surgery. The $3.7 million increase primarily relates to increased contract engineering services, consulting, and other outside services of $2.4 million. The change was also driven by increased personnel costs of $0.7 million, driven by additional headcount, and increased supplies costs of $0.6 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses.

Sales and marketing expenses for the three months ended March 31, 2023 increased 24% to $4.6 million compared to $3.7 million for the three months ended March 31, 2022. The $0.9 million increase was primarily related to increased employee-related costs of $0.7 million due to an increase in headcount, increased travel costs of $0.1 million, and increased consulting expenses of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2023 and 2022 remained constant at approximately $5.5 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2023 decreased to $0.1 million compared to $2.7 million for the three months ended March 31, 2022. The $2.6 million decrease is primarily related to two developed technologies intangibles that fully amortized during the year ended December 31, 2022.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.1 million increase for the three months ended March 31, 2023 compared to a $0.2 million decrease for the three months ended March 31, 2022. The increase was primarily due to changes in the Company’s forecast of future revenue, including changes in market assumptions and discount rate utilized.

Other Income (Expense), net

Other income for the three months ended March 31, 2023 increased $0.3 million to $0.2 million income compared to $0.1 million loss for the three months ended March 31, 2022. The change primarily related to changes in interest amortization and accretion on investments.

Income Tax Expense

The Company recognized $0.09 million income tax expense for the three months ended March 31, 2023, compared to $0.08 million income tax expense for the three months ended March 31, 2022. Income tax expense consisted primarily of current income taxes related to profitable foreign jurisdictions in Japan, Israel, and the Netherlands.

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $883.2 million and working capital of $60.7 million as of March 31, 2023. The Company has not established sufficient revenues to cover its operating costs and will require additional capital to continue as a going concern. As of March 31, 2023, the Company had cash, cash equivalents, short-term investments and long-term investments, excluding restricted cash, of approximately $57.4 million. We believe that our existing cash, cash equivalents, short-term investments and long-term investments, together with cash received from product, service, and lease sales will be sufficient to meet our anticipated cash needs into the first quarter of 2024.

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

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: the historical lack of profitability; the Company’s ability to grow its placements and increase utilization of the Senhance System by customers, the Company’s ability to raise additional capital; its ability to successfully develop, clinically test and commercialize its products and products in development; negative impacts on the Company's operations caused by the COVID-19 pandemic and other geopolitical factors; the success of its market development efforts; the timing and outcome of the regulatory review process for its products; changes in the healthcare regulatory environments of the United States, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution concern; competition in the market for robotic and digital surgical devices; and its ability to identify and pursue development of additional products.

Sources of Liquidity

Our principal sources of cash to date have been proceeds from public offerings of common stock, incurrence of debt, the sale of equity securities held as investments and asset sales.

Consolidated Cash Flow Data

	Three Months Ended March 31,
(Unaudited, in millions)	2023	2022
Net cash (used in) provided by
Operating activities	$(17.2)	$(15.9)
Investing activities	29.7	23.0
Financing activities	(0.5)	(0.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.1)
Net increase in cash, cash equivalents and restricted cash	$12.4	$6.7

Operating Activities

For the three months ended March 31, 2023, cash used in operating activities of $17.2 million consisted of a net loss of $22.2 million, changes in operating assets and liabilities of $2.4 million, and changes in non-cash items of $2.6 million. The non-cash items primarily consisted of $1.9 million of stock-based compensation expense, $0.8 million of depreciation, $0.1 million of amortization of intangible assets, $0.1 million of change in fair value of contingent consideration, offset by $0.4 million change in inventory reserves, and $0.1 million of net amortization of discounts and premiums on investments. The increase in cash from changes in operating assets and liabilities primarily relates to a $1.6 million increase in accounts payable, a $1.6 million decrease in accounts receivable, a $0.3 million decrease in prepaid expenses, offset by a $1.1 million decrease in accrued employee compensation and benefits.

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

Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $29.7 million. This amount consists of $32.8 million of proceeds from maturities of available-for-sale investments, offset by $2.9 million of purchases of available-for-sale investments and $0.1 million purchases of property and equipment.

For the three months ended March 31, 2022, net cash provided by investing activities was $23.0 million. This amount consists of $29.2 million of proceeds from maturities of available-for-sale investments, offset by $6.0 million of purchases of available-for-sale investments and $0.2 million purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $0.5 million, primarily related to taxes paid for the net share settlement of vesting of restricted stock units.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $1.0 million as of March 31, 2023, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal 2022 Form 10-K. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting estimates, including identifiable intangible assets, contingent consideration, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions. There have been no new or material changes to the critical accounting estimates discussed in our Fiscal 2022 Form 10-K, that are of significance, or potential significance, to us.

While all accounting policies impact the consolidated financial statements, certain policies may be viewed as critical. Critical accounting estimates are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the estimates on accounting for identifiable intangible assets, contingent consideration, stock-based compensation, inventory, revenue recognition and income taxes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 79% and 76% of revenue for the three months ended March 31, 2023 and 2022, respectively, and are concentrated principally in Europe. We translate the revenue and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Euro for the quarter ended March 31, 2022, would result in revenue changing by $0.1 million. This change would not be material to our cash flows and our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting, described below.

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Efforts

We have commenced measures to remediate the identified material weakness. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of detection controls which will include the review of user access and activity logs related to systems that were accessed. We will also enhance the training of our personnel regarding their roles and responsibilities within the information technology general controls objectives and activities. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The material weakness is not considered remediated as of March 31, 2023 as remediation efforts are ongoing.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal 2022 Form 10-K. There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Fiscal 2022 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2023	-	-	-	-
February 1 - 28, 2023	649,524	$0.75	-	-
March 1 - 31, 2023	-	-	-	-
Total	649,524	$0.75	-	-

These amounts consist of 649,524 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation in accordance with the terms of our equity compensation plan that were previously approved by our stockholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the vesting date.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.         EXHIBITS

Exhibit No.	Description
10.1 * +	Form of 2023 Performance-Based Restricted Stock Unit Award Notice

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

*         Filed herewith.

+         A management contract, compensatory plan or arrangement required to be separately identified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: May 11, 2023	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: May 11, 2023	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer