Form 10-Q
period 2023-06-30
ASENSUS SURGICAL, INC.
filed 2023-08-10
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, as of August 7, 2023 was 263,874,871.

ASENSUS SURGICAL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product	$298	$254	$591	$601
Service	289	424	484	732
Lease	494	316	982	727
Total revenue	1,081	994	2,057	2,060

Cost of revenue:
Product	1,612	883	2,837	1,259
Service	519	646	1,268	1,141
Lease	943	818	1,916	1,770
Total cost of revenue	3,074	2,347	6,021	4,170
Gross loss	(1,993)	(1,353)	(3,964)	(2,110)

Operating expenses:
Research and development	8,980	7,253	19,119	13,681
Sales and marketing	4,449	3,602	9,002	7,321
General and administrative	5,124	4,992	10,592	10,525
Amortization of intangible assets	114	2,533	226	5,203
Change in fair value of contingent consideration	203	(598)	308	(752)
Impairment of property and equipment	-	432	-	432
Total operating expenses	18,870	18,214	39,247	36,410
Operating loss	(20,863)	(19,567)	(43,211)	(38,520)

Interest income	431	260	870	515
Interest expense	-	(141)	-	(341)
Other expense, net	(242)	(86)	(460)	(232)
Total other income (expense), net	189	33	410	(58)
Loss before income taxes	(20,674)	(19,534)	(42,801)	(38,578)
Income tax benefit (expense)	12	(85)	(79)	(169)
Net loss	(20,662)	(19,619)	(42,880)	(38,747)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.09)	$(0.08)	$(0.18)	$(0.16)
Weighted average number of shares used in computing net loss per common share - basic and diluted	239,570	236,505	238,929	236,201

Comprehensive loss:
Net loss	(20,662)	(19,619)	(42,880)	(38,747)
Foreign currency translation gain (loss)	175	(1,713)	725	(2,363)
Unrealized gain (loss) on available-for-sale investments	99	(144)	406	(696)
Comprehensive loss	$(20,388)	$(21,476)	$(41,749)	$(41,806)

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$7,675	$6,329
Short-term investments, available-for-sale	32,297	64,195
Accounts receivable, net	660	2,256
Inventory	9,083	8,284
Prepaid expenses	3,149	3,584
Employee retention tax credit receivable	554	554
Other current assets	1,492	1,671
Total Current Assets	54,910	86,873

Restricted cash	1,354	1,141
Long-term investments, available-for-sale	-	3,865
Inventory, net of current portion	4,939	5,469
Property and equipment, net	8,815	9,542
Intellectual property, net	1,411	1,576
Net deferred tax assets	155	174
Operating lease right-of-use assets, net	4,888	4,950
Other long-term assets	1,899	2,463
Total Assets	$78,371	$116,053

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,281	$3,348
Accrued employee compensation and benefits	3,887	4,508
Accrued expenses and other current liabilities	1,284	1,293
Operating lease liabilities - current portion	819	800
Deferred revenue	376	465
Total Current Liabilities	10,647	10,414

Long-Term Liabilities:
Contingent consideration	1,564	1,256
Noncurrent operating lease liabilities	4,657	4,738
Total Liabilities	16,868	16,408

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2023 and December 31, 2022; 239,970,041 and 236,895,440 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	240	237
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	966,335	962,731
Accumulated deficit	(903,815)	(860,935)
Accumulated other comprehensive loss	(1,257)	(2,388)
Total Stockholders' Equity	61,503	99,645
Total Liabilities and Stockholders' Equity	$78,371	$116,053

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	236,895	$237	-	$-	$962,731	$(860,935)	$(2,388)	$99,645
Stock-based compensation	-	-	-	-	1,916	-	-	1,916
Exercise of stock options	13	-	-	-	5	-	-	5
Issuance of common stock related to vesting of restricted stock units	2,434	2	-	-	-	-	-	2
Shares withheld related to net share settlement of equity awards	-	-	649	1	(490)	-	-	(489)
Cancellation of treasury stock	-	-	(649)	(1)	-	-	-	(1)
Other comprehensive income	-	-	-	-	-	-	857	857
Net loss	-	-	-	-	-	(22,218)	-	(22,218)
Balance, March 31, 2023	239,342	239	-	$-	$964,162	$(883,153)	$(1,531)	$79,717
Stock-based compensation	-	-	-	-	1,978	-	-	1,978
Issuance of common stock related to vesting of restricted stock units	273	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	355	1	-	-	195	-	-	196
Other comprehensive income	-	-	-	-	-	-	274	274
Net loss	-	-	-	-	-	(20,662)	-	(20,662)
Balance, June 30, 2023	239,970	$240	-	$-	$966,335	$(903,815)	$(1,257)	$61,503

Balance, December 31, 2021	235,219	$235	-	$-	$954,649	$(785,374)	$(264)	$169,246
Stock-based compensation	-	-	-	-	2,245	-	-	2,245
Exercise of stock options	30	-	-	-	12	-	-	12
Issuance of common stock related to vesting of restricted stock units	1,166	1	-	-	-	-	-	1
Shares withheld related to net share settlement of equity awards	-	-	436	-	(349)	-	-	(349)
Cancellation of treasury stock	-	-	(436)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(1,202)	(1,202)
Net loss	-	-	-	-	-	(19,128)	-	(19,128)
Balance, March 31, 2022	236,415	$236	-	$-	$956,557	$(804,502)	$(1,466)	$150,825
Stock-based compensation	-	-	-	-	2,083	-	-	2,083
Exercise of stock options	13	-	-	-	6	-	-	6
Issuance of common stock related to vesting of restricted stock units	192	1	-	-	-	-	-	1
Other comprehensive loss	-	-	-	-	-	-	(1,857)	(1,857)
Net loss	-	-	-	-	-	(19,619)	-	(19,619)
Balance, June 30, 2022	236,620	$237	-	$-	$958,646	$(824,121)	$(3,323)	$131,439

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(42,880)	$(38,747)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,652	1,720
Amortization of intangible assets	226	5,203
Amortization of discounts and premiums on investments, net	(298)	444
Stock-based compensation	3,894	4,328
Deferred tax expense	79	169
Bad debt expense	-	9
Change in inventory reserves	459	(567)
Property and equipment impairment	-	432
Loss on disposal of property and equipment	-	97
Change in fair value of contingent consideration	308	(752)

Changes in operating assets and liabilities:
Accounts receivable	1,614	(8)
Inventory	(1,240)	(1,933)
Operating lease right-of-use assets	40	409
Prepaid expenses	409	189
Other current and long-term assets	340	(1,169)
Accounts payable	961	524
Accrued employee compensation and benefits	(577)	(284)
Accrued expenses and other current liabilities	(55)	-
Deferred revenue	(94)	(4)
Operating lease liabilities	(42)	(290)
Net cash and cash equivalents used in operating activities	(35,204)	(30,230)

Investing Activities:
Purchase of available-for-sale investments	(12,268)	(17,792)
Proceeds from maturities of available-for-sale investments	48,735	41,408
Purchase of property and equipment	(166)	(443)
Net cash and cash equivalents provided by investing activities	36,301	23,173

Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	196	-
Taxes paid related to net share settlement of vesting of restricted stock units	(490)	(349)
Proceeds from exercise of stock options	5	18
Net cash and cash equivalents used in financing activities	(289)	(331)

Effect of exchange rate changes on cash and cash equivalents	751	239
Net increase (decrease) in cash, cash equivalents and restricted cash	1,559	(7,149)
Cash, cash equivalents and restricted cash, beginning of period	7,470	19,283
Cash, cash equivalents and restricted cash, end of period	$9,029	$12,134

Supplemental Disclosure for Cash Flow Information
Cash paid for leases	$655	$549
Cash paid for taxes	$262	$65

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventory to property and equipment	$802	$724
Lease liabilities arising from obtaining right-of-use assets	$417	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

Asensus Surgical, Inc. (the "Company") is a medical device company that is digitizing the interface between the surgeon and the patient to pioneer a new era of Performance-Guided Surgery™ by unlocking clinical intelligence for surgeons to enable consistently superior outcomes and a new standard of surgery. Based upon the foundations of digital laparoscopy and the Senhance® Surgical System, the Company is developing the LUNA™ Surgical System, a next generation robotic and instrument system as a foundation of its digital surgery solution. These systems will be powered by the Intelligent Surgical Unit™ (ISU™) to increase surgeon’s control and reduce variability of surgical outcomes. With the addition of machine vision, augmented intelligence, and deep learning capabilities throughout the surgical experience, we intend to holistically address the current clinical, cognitive and economic shortcomings that drive surgical outcomes and value-based healthcare. The Company continues market development for and commercialization of the Senhance System, which digitizes laparoscopic minimally invasive surgery, or MIS. The Senhance System is the first and only digital, multi-port laparoscopic platform designed to maintain laparoscopic MIS standards while providing digital benefits such as haptic feedback, robotic precision, comfortable ergonomics, advanced instrumentation including 3mm microlaparoscopic instruments, 5mm articulating instruments, eye-sensing camera control and fully reusable standard instruments to help maintain per-procedure costs similar to traditional laparoscopy.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The results reported in these unaudited interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Fiscal Year 2022 Form 10-K. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim condensed consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented.

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern basis of accounting, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $903.8 million and working capital of $44.3 million as of June 30, 2023. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The Company will need to obtain additional financing to execute its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into strategic collaborations, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of its markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to meet its existing obligations, and to continue as a going concern within one year from the date that these financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include impairment considerations for long-lived assets, fair value estimates related to contingent consideration, stock-based compensation expense, revenue recognition, short-term and long-term investments, excess and obsolete inventory reserves, inventory classification between current and non-current, measurement of lease liabilities and corresponding right-of-use (“ROU”) assets, and deferred tax asset valuation allowances.

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the Fiscal Year 2022 Form 10-K.

Impact of Recently Issued Accounting Standards

The Company has evaluated issued ASUs not yet adopted and believes the adoption of these standards will not have a material impact on its consolidated financial statements.

3.	Revenue Recognition

The following table presents revenue disaggregated by type and geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
U.S.
Systems	$-	$-	$-	$-
Instruments and accessories	38	18	98	82
Services	76	75	151	149
Leases	19	51	90	164
Total U.S. revenue	133	144	339	395

Outside of U.S. ("OUS")
Systems	-	-	-	-
Instruments and accessories	260	236	493	519
Services	213	349	333	583
Leases	475	265	892	563
Total OUS revenue	948	850	1,718	1,665

Total
Systems	-	-	-	-
Instruments and accessories	298	254	591	601
Services	289	424	484	732
Leases	494	316	982	727
Total revenue	$1,081	$994	$2,057	$2,060

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to remaining performance obligations as of June 30, 2023 was $0.8 million, which is expected to be recognized over one to four years.

Contract Assets and Liabilities

Deferred revenue for the periods presented was primarily related to service obligations, for which the service fees are billed up-front, generally annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets (included in accounts receivable, net in the consolidated balance sheets) for the periods presented.

Revenue recognized for the three months ended June 30, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each reporting period was $0.1 million and $0.3 million, respectively. Revenue recognized for the six months ended June 30, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each reporting period was $0.3 million and $0.5 million, respectively.

The following information summarizes the Company’s contract assets and liabilities:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Contract Assets	$70	$116
Deferred Revenue	$376	$465

Senhance System Leasing

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the right to purchase the leased Senhance System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the Senhance System. For the three and six months ended June 30, 2023, and 2022, variable lease revenue related to usage-based arrangements was not material.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for expected credit losses was $1.6 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively. The Company recorded immaterial amounts for expected credit losses during the three and six months ended June 30, 2023 and 2022.

The Company had two customers that accounted for 43% and 13%, respectively, of the Company’s net accounts receivable as of June 30, 2023. The Company had one customer that accounted for 69% of the Company’s net accounts receivable as of December 31, 2022.

4.	Fair Value

The following are categories of assets and liabilities measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2023
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$7,675	$-	$-	$7,675
Restricted cash	1,354	-	-	1,354
Short-term investments	-	32,297	-	32,297
Total assets measured at fair value	$9,029	$32,297	$-	$41,326
Liabilities measured at fair value
Contingent consideration	$-	$-	$1,564	$1,564
Total liabilities measured at fair value	$-	$-	$1,564	$1,564

(1) Includes investments that are readily convertible to cash with original maturities of 90 days or less.

	December 31, 2022
	(in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets measured at fair value
Cash and cash equivalents (1)	$6,329	$-	$-	$6,329
Restricted cash	1,141	-	-	1,141
Short-term investments	-	64,195	-	64,195
Long-term investments	-	3,865	-	3,865
Total assets measured at fair value	$7,470	$68,060	$-	$75,530
Liabilities measured at fair value
Contingent consideration	$-	$-	$1,256	$1,256
Total liabilities measured at fair value	$-	$-	$1,256	$1,256

(1) Includes investments that are readily convertible to cash with original maturities of 90 days or less.

The carrying values of accounts receivable, prepaid expenses, employee retention tax credit receivable, other current assets, accounts payable, accrued employee compensation and benefits, accrued expenses and other current liabilities, and deferred revenue as of June 30, 2023, and December 31, 2022, approximate their fair values due to the short-term nature of these items.

The Company’s financial liabilities measured at fair value on a recurring basis consisted of contingent consideration payable to Three Heads Investment S.r.l., related to the Company’s 2015 acquisition of the Senhance System from an assignor to Three Heads Investment S.r.l. (the “Senhance Acquisition”). Adjustments associated with the change in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements for contingent consideration utilizing a Monte-Carlo simulation as of June 30, 2023 and December 31, 2022:

	Valuation Methodology	Significant Unobservable Input	June 30, 2023	December 31, 2022

Contingent consideration	Probability weighted income approach	Milestone dates	2032	2032
		Discount rate	15.0%	16.5%
		Revenue volatility	45.0%	45.0%
		EUR-to-USD exchange rate	1.09	1.07

The following table presents the current and long-term portion of the contingent consideration as of June 30, 2023 and summarizes the change in fair value, as determined by Level 3 inputs for the contingent consideration for the six months ended June 30, 2023:

Fair Value Measurement at Reporting Date (Level 3)
(in thousands)
Contingent consideration
Balance at December 31, 2022	$1,256
Change in fair value	308
Balance at June 30, 2023	$1,564

Reported as:
Current portion	$-
Long-term portion	1,564
Balance at June 30, 2023	$1,564

During the six months ended June 30, 2023, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of fair value categories.

5.	Investments, available-for-sale

The aggregate fair values of investment securities along with cumulative unrealized gains and losses determined on an individual investment security basis and included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:

	June 30, 2023
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$2,986	$-	$(5)	$2,981	$2,981	$-
Corporate Bonds	16,025	-	(83)	15,942	15,942	-
U.S. Treasuries	12,386	-	(5)	12,381	12,381	-
U.S. Government Agencies	999	-	(6)	993	993	-
Total Investments	$32,396	$-	$(99)	$32,297	$32,297	$-

	December 31, 2022
	(in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments	Long-term investments
Commercial Paper	$12,364	$-	$(49)	$12,315	$12,315	$-
Corporate Bonds	55,201	-	(447)	54,754	50,889	3,865
U.S. Government Agencies	999	-	(8)	991	991	-
Total Investments	$68,564	$-	$(504)	$68,060	$64,195	$3,865

As of June 30, 2023, contractual maturities of available-for-sale investments were one year or less. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. There were no sales of investments or gross realized gains or losses for the three or six months ended June 30, 2023 or 2022.

6.	Inventory

The components of inventory are as follows:

	June 30, 2023
	(in thousands)
	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$15,899	$(4,221)	$11,678
Raw materials	4,770	(2,426)	2,344
Total inventory	$20,669	$(6,647)	$14,022

Current Portion	$10,318	$(1,235)	$9,083
Long-term portion	10,351	(5,412)	4,939
Total inventory	$20,669	$(6,647)	$14,022

	December 31, 2022
	(in thousands)
	Gross Carrying Amount	Reserve Balance	Net Carrying Amount
Finished goods	$15,337	$(4,129)	$11,208
Raw materials	4,718	(2,173)	2,545
Total inventory	$20,055	$(6,302)	$13,753

Current Portion	$9,399	$(1,115)	$8,284
Long-term portion	10,656	(5,187)	5,469
Total inventory	$20,055	$(6,302)	$13,753

7.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property are as follows:

	June 30, 2023
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(66,732)	$(852)	$1,254
Technology and patents purchased	400	(259)	16	157
Total intellectual property	$69,238	$(66,991)	$(836)	$1,411

	December 31, 2022
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
Developed technology	$68,838	$(66,562)	$(874)	$1,402
Technology and patents purchased	400	(239)	13	174
Total intellectual property	$69,238	$(66,801)	$(861)	$1,576

The weighted average remaining useful life of the developed technology and technology and patents purchased was 3.7 years and 3.8 years, respectively, as of June 30, 2023. The weighted average remaining useful life of the developed technology and technology and patents purchased was 4.2 years and 4.3 years, respectively as of December 31, 2022.

8.	Leases

Lessee Information

Components of operating lease expense recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended March 31,
	2023	2022	2023	2022

Long-term Operating	$479	$386	$930	$785

Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2023			December 31, 2022
Weighted-average remaining lease term (in years)		6.4			6.8
Weighted-average discount rate		8.9%			8.4%
Incremental borrowing rate	7.1%	-	16.0%	6.1%	-	14.5%

Maturities of operating lease obligations as of June 30, 2023 were as follows (in thousands):

Fiscal Year
Remainder of 2023	$577
2024	1,257
2025	1,180
2026	976
2027	896
2028 and thereafter	2,200
Total minimum lease payments	$7,086
Less: Amount of lease payments representing interest	(1,610)
Present value of future minimum lease payments	$5,476

9.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Income and other taxes payable	$680	$839
Legal and professional fees	326	275
Royalties	118	24
Consulting services	160	155
Total accrued expenses and other current liabilities	$1,284	$1,293

10.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of (0.3)% for the year ending December 31, 2023. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 0.1% and (0.4)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was (0.2)% and (0.4)%, respectively.

The Company incurred losses for the three and six months ended June 30, 2023, and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

The total tax expense during the three months ended June 30, 2023 and 2022, was a benefit of approximately $12,000 and an expense of $85,000, respectively. The total tax expense during the six months ended June 30, 2023 and 2022, was approximately $79,000 and $169,000, respectively.

At June 30, 2023 the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2023; no GILTI tax has been recorded for the six months ended June 30, 2023 or 2022, respectively.

11.	Stock-Based Compensation

Incentive Compensation Plan Information

On June 6, 2023, at the 2023 Annual Meeting of Stockholders, the Company’s stockholders voted to approve an amendment and restatement of the Company’s Incentive Compensation Plan (“the Plan”) to increase the number of shares reserved for issuance under the Plan by 22,000,000 shares. As a result of this amendment, shares authorized for issuance under the Plan increased to 54,072,307 shares.

Stock Options

The following table summarizes options outstanding as of June 30, 2023, as well as activity, including grants to non-employees, for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2022	7,584,967	$4.22	5.31
Granted	3,047,615	$0.71
Exercised	(13,300)	$0.38
Cancelled	(16,762)	$27.89
Forfeited	(106)	$15.86
Outstanding at June 30, 2023	10,602,414	$3.18	5.34	$0.2
Vested or expected to vest at June 30, 2023	10,028,804	$3.32	5.29	$0.2
Exercisable at June 30, 2023	5,411,149	$5.31	4.58	$0.2

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Six Months Ended June 30,
	2023			2022
Expected volatility	124%	-	130%	128%	-	133%
Risk-free interest rate	3.53%	-	4.14%	1.25%	-	2.98%
Expected life (in years)	3.8	-	4.5	4.3	-	4.5
Expected dividend yield		0%			0%
Weighted average grant date fair value			$0.59			$0.61

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding as of June 30, 2023, as well as activity, including performance restricted stock units, for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	8,483,491	$1.04
Granted	8,163,060	$0.72
Vested	(3,355,753)	$1.13
Forfeited	(352,110)	$0.82
Outstanding at June 30, 2023	12,938,688	$0.82

Performance-Based Restricted Stock Units

In 2023 and 2022, the Company granted performance-based restricted stock units. In particular, the number of shares earnable under the 2023 and 2022 awards is based on achieving certain operational targets by December 31, 2023 and October 1, 2023, respectively. These operational targets have been achieved for the awards granted in 2022, therefore the 2022 performance-based restricted stock units are fully earned and remain subject to three-year time-based vesting requirements. The Company has not yet achieved the operational targets required for the awards granted in 2023.

Stock-Based Compensation Expense

The following table summarizes non-cash stock-based compensation expense by award type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock options	$591	$924	$1,256	$1,901
Restricted stock units	977	822	1,836	1,707
Performance restricted stock units	410	337	802	720
	$1,978	$2,083	$3,894	$4,328

As of June 30, 2023, the Company had future stock-based compensation expense of approximately $2.5 million related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of approximately 1.9 years. As of June 30, 2023, the unrecognized stock-based compensation expense related to unvested restricted stock units and performance restricted stock units was approximately $6.5 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

12.	Equity Offerings

2022 ATM Offering

On  March 18, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Oppenheimer & Co. Inc. (“Oppenheimer”), collectively, “the Agents”. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could offer and sell, from time to time, at its option, shares of its common stock for an aggregate offering price of up to $100.0 million. The aggregate compensation payable to the Agents was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock.

The following table presents details about common stock issued pursuant to the 2022 ATM Offering (in thousands, except share and per share amounts):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Shares of common stock issued	355,072	355,072
Average price per share	$0.57	$0.57
Gross proceeds	$202	$202
Commission paid to Agents	$(6)	$(6)
Net proceeds	$196	$196

13.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, and warrants. No adjustments have been made to the basic weighted average outstanding common shares figures for the three and six months ended June 30, 2023 or 2022 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in the computation of diluted net loss per share are as follows:

	June 30,
	2023	2022
Stock options	10,602,414	7,112,573
Stock warrants	1,021,076	1,120,300
Nonvested restricted stock units	12,938,688	7,985,275
Total	24,562,178	16,218,148

14.	Commitments and Contingencies

License and Supply Agreements

The Company has purchase orders with various suppliers for certain tooling, supplies, contract engineering and research services. Commitments related to these agreements and purchase orders are as follows (in thousands):

Fiscal Year
2023 (remaining six months)	$6,310
2024	1,019
2025	315
2026	303
Total commitments	$7,947

15.	Segments and Geographic Areas

The Company operates in one business segment—the research, development, and sale of medical devices to improve minimally invasive surgery. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results.

The following table presents long-lived assets (which include property and equipment and operating lease assets) by geographic area:

	June 30, 2023	December 31, 2022
U.S.	38%	39%
EMEA	60%	57%
Asia	2%	4%
Total	100%	100%

The following table presents revenue by geographic area based on the country in which the customer is based:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

US	12%	15%	16%	19%
EMEA	67%	63%	62%	56%
Asia	21%	22%	22%	25%
Total	100%	100%	100%	100%

For the three and six months ended June 30, 2023, no customers accounted for more than 10% of revenue. For the three months ended June 30, 2022, the Company had one customer who accounted for 10% of revenue. For the six months ended June 30, 2022, no customers accounted for more than 10% of revenue.

16.	Related Party Transactions

In March 2018, Asensus Surgical Europe S.à r.l entered into a Service Supply Agreement with 1 Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in 1 Med S.A. Expenses under the Service Supply Agreement were approximately $52,000 and $68,000 for the three months ended June 30, 2023 and 2022, respectively, and $71,000 and $141,000 for the six months ended June 31, 2023 and 2022, respectively.

17.	Subsequent Events

On July 27, 2023, the Company sold, in a registered direct offering, an aggregate of 23,809,524 shares of common stock and accompanying warrants to purchase one share of common stock at a combined purchase price of $0.42 per share. The Company expects to receive aggregate gross proceeds from the offering of $10.0 million, before deducting approximately $0.9 million of placement agent’s fees and estimated offering expenses. The warrants have an exercise price of $0.42 per share, are immediately exercisable and will expire five years following the date of issuance.

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including our ability to grow utilization of our Senhance Systems and our ability to advance development of our next-generation products and our collaborations with third parties. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including, without limitation, the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Condensed Consolidated Financial Statements “and “Risk Factors” in this report, as well as the disclosures made in the Asensus Surgical, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 (the “Fiscal Year 2022 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to Asensus Surgical, Inc., including its subsidiaries Asensus Surgical US, Inc., Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.àr.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

Any disclosure in this report regarding the receipt of CE Mark or Section 510(k) clearance for any of the Company’s products does not mean or infer any endorsement of the Company’s products by any government agency including, without limitation, the U.S. Food and Drug Administration, or FDA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to our condensed consolidated financial statements included in this report. The following discussion contains forward-looking statements. See cautionary note regarding “Forward-Looking Statements” above.

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

We received FDA clearance in March 2020 for our ISU. We believe it is the only FDA cleared device for machine vision technology in abdominal robotic surgery. On September 23, 2020, we announced the first surgical procedures successfully completed using the ISU. In January 2021, we received CE Mark for the ISU. In 2022, we received FDA clearance for advanced features of the ISU, and received CE Mark for such enhancements in January 2023.

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

The Company believes that future outcomes of minimally invasive laparoscopic surgery will be enhanced through its combination of more advanced tools and robotic functionality, which are designed to: (i) empower surgeons with improved precision, dexterity and visualization; (ii) improve patient satisfaction and enable a desirable post-operative recovery; and (iii) provide a cost-effective robotic system, as compared to existing alternatives today, for a wide range of clinical indications.

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

Since inception, we have incurred substantial losses from operations and had negative cash flows from operating activities. As of June 30, 2023, we had an accumulated deficit of $903.8 million, and there is substantial doubt about our ability to continue as a going concern. We operate in one business segment.

Recent Financing Transactions

At-the -Market Offering

On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc, collectively, “the Agents”.  The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could offer and sell, from time to time, at its option, shares of its common stock for an aggregate offering price of up to $100.0 million. During the three and six months ended June 30, 2023, the Company sold 355,072 shares of common stock for an aggregate net proceeds of $0.2 million.

Registered Direct Offering

On July 27, 2023, the Company sold, in a registered direct offering, an aggregate of 23,809,524 shares of common stock and accompanying warrants to purchase one share of common stock at a combined purchase price of $0.42 per share. The Company expects to receive aggregate gross proceeds from the offering of $10.0 million before deducting approximately $0.9 million of placement agent’s fees and estimated offering expenses. The warrants have an exercise price of $0.42 per share, are immediately exercisable and will expire five years following the date of issuance.

Results of Operations - Comparison of Three Months Ended June 30, 2023 and 2022

Revenue

Both in the second quarter of 2023 and 2022, our revenue consisted of ongoing Senhance Systems’ leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended June 30, 2023 and 2022 remained constant at approximately $0.3 million.

Service revenue for the three months ended June 30, 2023 decreased to $0.3 million compared to $0.4 million for the three months ended June 30, 2022.

Lease revenue for the three months ended June 30, 2023 increased to $0.5 million compared to $0.3 million for the three months ended June 30, 2022. The $0.2 million increase primarily relates to an increase in the number of lease placements.

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

Product cost for the three months ended June 30, 2023 increased to $1.6 million as compared to $0.9 million for the three months ended June 30, 2022. The $0.7 million increase primarily consists of (i) $0.3 million increase in inventory costs as a result of inventory write-downs, (ii) $0.2 million increase in employee compensation costs due to current and new business initiatives, and (iii) $0.2 million increase in expensed manufacturing overhead costs due to lower than normal production level during the period.

Service cost for the three months ended June 30, 2023 decreased to $0.5 million as compared to $0.6 million for the three months ended June 30, 2022. The $0.1 million decrease relates to a decrease in materials costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the three months ended June 30, 2023 increased to $0.9 million as compared to $0.8 million for the three months ended June 30, 2022. The $0.1 million increase primarily relates to an increase in the number of lease placements.

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

R&D expenses for the three months ended June 30, 2023 increased 23% to $9.0 million as compared to $7.3 million for the three months ended June 30, 2022 as we continue to invest in basic research, clinical evaluations, and product development in the areas of robotics and digital technologies supporting the LUNA System, the ISU and our digital laparoscopy platform. All activities are in the effort of building the future for Performance-Guided Surgery. The $1.7 million increase primarily relates to increased expenses related to contract engineering services, consulting, and other outside services of $0.8 million. The change was also driven by increased personnel costs of $0.5 million, primarily as a result of additional headcount, and increased supplies costs of $0.4 million.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing and clinical support personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical evaluations and consulting expenses.

Sales and marketing expenses for the three months ended June 30, 2023 increased 22% to $4.4 million compared to $3.6 million for the three months ended June 30, 2022. The $0.8 million increase was primarily related to increased employee-related costs of $0.7 million due to an increase in headcount, and increased travel costs of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal, IT and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the three months ended June 30, 2023 and 2022 remained relatively constant at approximately $5.1 million and $5.0 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2023 decreased to $0.1 million compared to $2.5 million for the three months ended June 30, 2022. The $2.4 million decrease is primarily related to the reduction in the amortizable intangible assets base as two developed technologies intangible assets were fully amortized during the year ended December 31, 2022.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.2 million increase for the three months ended June 30, 2023 compared to a $0.6 million decrease for the three months ended June 30, 2022. The increase was primarily due to changes in market assumptions and the discount rate utilized.

Impairment of Property and Equipment

During the three months ended June 30, 2022, the Company recorded an impairment charge of $0.4 million to reduce the carrying value of property and equipment to its estimated fair value. The property and equipment is associated with operating leases that did not elect to renew their agreements. No impairment charge was recognized for the six months ended June 30, 2023.

Other Income (Expense), net

Other income for the three months ended June 30, 2023 increased to $0.2 million income compared to approximately $33,000 income for the three months ended June 30, 2022. The change primarily related to changes in interest expense, and amortization and accretion income related to investments.

Income Tax Expense

The Company recorded $12,000 income tax benefit for the three months ended June 30, 2023, compared to $85,000 income tax expense for the three months ended June 30, 2022. Income tax expense consisted primarily of current income taxes related to profitable foreign jurisdictions in Japan, Israel, and the Netherlands.

Results of Operations – Comparison of Six Months Ended June 30, 2023 and 2022

Revenue

In the six months ended June 30, 2023 and 2022, our revenue consisted of ongoing Senhance Systems’ leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold in Europe, Asia, and the U.S. in prior periods.

Product revenue for the six months ended June 30, 2023 and 2022 remained constant at approximately $0.6 million.

Service revenue for the six months ended June 30, 2023 decreased to $0.5 million compared to $0.7 million for the six months ended June 30, 2022. The $0.2 million decrease was due to a decrease in the number of Senhance Systems under service contracts.

Lease revenue for the six months ended June 30, 2023 increased to $1.0 compared to $0.7 million for the six months ended June 30, 2022. The $0.3 million increase was the result of additional lease placements in the second six months of 2022.

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

Product cost for the six months ended June 30, 2023 increased to $2.8 million as compared to $1.3 million for the six months ended June 30, 2022. The $1.5 million increase primarily consists of (i) $0.7 million increase in inventory costs as a result of inventory write-downs, (ii) $0.4 million increase in employee compensation costs due to current and new business initiatives, and (iii) $0.4 million increase in expensed manufacturing overhead costs due to lower than normal production level during the period.

Service cost for the six months ended June 30, 2023 increased to $1.3 million as compared to $1.1 million for the six months ended June 30, 2022. The $0.2 million increase primarily relates to an increase in material costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the six months ended June 30, 2023 and 2022 increased to $1.9 million as compared to $1.8 million for the six months ended June 30, 2022. The $0.1 million increase primarily relates to an increase in the number of lease placements.

Research and Development

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

R&D expenses for the six months ended June 30, 2023 increased 39% to $19.1 million as compared to $13.7 million for the six months ended June 30, 2022 as we continue to invest in basic research, clinical evaluations, and product development in the areas of robotics and digital technologies supporting the LUNA System and our digital laparoscopy platform. All activities are in the effort of building the future for Performance-Guided Surgery. The $5.4 million increase primarily relates to increased contract engineering services, consulting, and other outside services of $3.3 million. The change was also driven by increased personnel costs of $1.1 million, driven by additional headcount, and increased supplies costs of $1.0 million.

Sales and Marketing

Sales and marketing expenses include costs for sales, marketing and clinical personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical studies and consulting expenses.

Sales and marketing expenses for the six months ended June 30, 2023 increased 23% to $9.0 million compared to $7.3 million for the six months ended June 30, 2022. The $1.7 million increase was primarily related to increased employee-related costs of $1.4 million due to an increase in headcount, increased travel costs of $0.2 million, and increased supplies expenses of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal, IT and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the six months ended June 30, 2023 increased slightly to $10.6 million compared to $10.5 million for the six months ended June 30, 2022.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2023 decreased to $0.2 million compared to $5.2 million for the six months ended June 30, 2022. The $5.0 million decrease is primarily related to two developed technologies intangible assets that fully amortized during the year ended December 31, 2022.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $0.3 million increase for the six months ended June 30, 2023 compared to a $0.8 million decrease for the six months ended June 30, 2022. The increase was primarily due to changes in market assumptions and the discount rate utilized.

Impairment of Property and Equipment

During the six months ended June 30, 2022, the Company recorded an impairment charge of $0.4 million to reduce the carrying value of property and equipment to its estimated fair value. The property and equipment is associated with operating leases that did not elect to renew their agreements. No impairment charge was recognized for the six months ended June 30, 2023.

Other Income (Expense), net

Other income for the six months ended June 30, 2023 increased by $0.5 million to $0.4 million income compared to $0.1 million expense for the six months ended June 30, 2022. The change was primarily related to changes in interest expense and amortization and accretion income on investments.

Income Tax Expense

The Company recognized $0.1 million income tax expense for the six months ended June 30, 2023, compared to $0.2 million income tax expense for the six months ended June 30, 2022. Income tax expense consisted primarily of current income taxes related to profitable foreign jurisdictions in Japan, Israel, and the Netherlands.

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $903.8 million and working capital of $44.3 million as of June 30, 2023. The Company has not established sufficient revenues to cover its operating costs and will require additional capital to continue as a going concern. As of June 30, 2023, the Company had cash, cash equivalents, and short-term investments, excluding restricted cash, of approximately $40.0 million. We believe that our existing cash, cash equivalents, and short-term investments, together with cash received from product, service, and lease sales will be sufficient to meet our anticipated cash needs through late second quarter of 2024.

The Company will need to obtain additional financing to proceed with its business plan. Management's plan to obtain additional resources for the Company may include additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of our markets. The Company is also seeking to reduce its costs while maintaining the implementation of its strategic plan. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. If sufficient funds are not received on a timely basis, the Company would then need to reduce costs further and/or pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Sources of Liquidity

Our principal sources of liquidity to date have been cash proceeds from issuance of common stock pursuant to public offerings, incurrence of debt and proceeds from sales and maturities of investments.

Our cash flows for the six months ended June 30, 2023 and 2022 were are follows:

	Six Months Ended June 30,
(Unaudited, in millions)	2023	2022
Net cash (used in) provided by
Operating activities	$(35.2)	$(30.2)
Investing activities	36.3	23.2
Financing activities	(0.3)	(0.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.2
Net increase in cash, cash equivalents and restricted cash	$1.6	$(7.1)

Operating Activities

For the six months ended June 30, 2023, cash used in operating activities of $35.2 million consisted of a net loss of $42.9 million, changes in operating assets and liabilities of $1.4 million, and non-cash items of $6.3 million. The non-cash items primarily consisted of $3.9 million of stock-based compensation expense, $1.9 million of depreciation and amortization expense, $0.3 million of change in fair value of contingent consideration, and $0.5 million change in inventory reserve, partially offset by $0.3 million in amortization of discounts and premiums on investments. The increase in cash from changes in operating assets and liabilities primarily relates to a $1.0 million increase in accounts payable, a $1.6 million decrease in accounts receivable, a $0.4 million decrease in prepaid expenses and a $0.3 million decrease in other current and long-term assets, , partially offset by a $0.6 million decrease in accrued employee compensation and benefits and a $1.2 million increase in inventory.

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

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $36.3 million. This amount consists of $48.7 million of proceeds from maturities of available-for-sale investments, offset by $12.3 million of purchases of available-for-sale investments and $0.2 million purchases of property and equipment.

For the six months ended June 30, 2022, net cash provided by investing activities was $23.2 million. This amount consists of $41.4 million of proceeds from maturities of available-for-sale investments, offset by $17.8 million of purchases of available-for-sale investments and $0.4 million purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $0.3 million, primarily related to taxes paid for the net share settlement of vesting of restricted stock units, partially offset by proceeds from issuance of common stock of $0.2 million.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $3.1 million as of June 30, 2023, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our consolidated financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal Year 2022 Form 10-K. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting estimates, including identifiable intangible assets, contingent consideration, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the condensed consolidated Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions. There have been no new or material changes to the critical accounting estimates discussed in our Fiscal Year 2022 Form 10-K, that are of significance, or potential significance, to us.

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

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 84% and 81% of revenue for the six months ended June 30, 2023 and 2022, respectively, and are concentrated principally in Europe. We translate the revenue and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Euro for the six months ended June 30, 2023, would result in revenue changing by $0.2 million. This change would not be material to our cash flows and our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting, described below.

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Efforts

We have commenced measures to remediate the identified material weakness. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of detection controls which will include the review of user access and activity logs related to systems that were accessed. We will also enhance the training of our personnel regarding their roles and responsibilities within the information technology general controls objectives and activities. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The material weakness is not considered remediated as of June 30, 2023 as remediation efforts are ongoing.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal Year 2022 Form 10-K. There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Fiscal Year 2022 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6.	EXHIBITS

Exhibit No.		Description
4.1

Form of Common Stock Purchase Warrant, issued July 31, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on July 28, 2023).

10.1

Form of Securities Purchase Agreement, dated as of July 28, 2023, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 28, 2023).

10.2	!	Amended and Restated Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on June 6, 2023).
31.1 *		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *		Inline XBRL Instance Document.

101.SCH* *		Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

!         Management or compensatory plan.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: August 10, 2023	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer