Form 10-K/A
period 2023-12-31
ASENSUS SURGICAL, INC.
filed 2024-04-29
CIK 876378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of April 22, 2024 was 272,310,307.

BDO USA, P.C.; Raleigh, NC; PCAOB ID #243

Documents Incorporated By Reference:   None.

ASENSUS SURGICAL, INC.

ANNUAL REPORT ON FORM 10-K/A
EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the Form 10-K/A) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on March 21, 2024 (the Original Filing). We are filing this Form 10-K/A to include the information required by Part III of Form 10-K that was not included in the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A, or Annual Report, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Risk Factors” in the Original Filing: We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

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

ii

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our executive officers are appointed by the Board and serve until their successors have been elected and qualified or until their earlier resignation or removal by the Board. There are no family relationships among any of the directors and executive officers of the Company. In accordance with our amended and restated certificate of incorporation, as amended, incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified. No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company as of April 22, 2024:

			Director
Name	Age	Position	Since
Directors
David B. Milne	61	Chair of the Board	2013
Anthony Fernando	52	Chief Executive Officer, Director	2019
Andrea Biffi	42	Director	2015
Kevin Hobert	59	Director	2021
Elizabeth Kwo, M.D.	43	Director	2021
Richard C. Pfenniger, Jr.	68	Director	2005
William N. Starling	70	Director	2013

Other Executive Officers
Shameze Rampertab	57	Executive Vice President and Chief Financial Officer

Directors

The following information summarizes, for each of our directors, his or her principal occupations and other public company directorships for at least the last five years and information regarding the specific experiences, qualifications, attributes and skills of such director:

David B. Milne. Mr. Milne has served as Chair of our Board since October 2021. Mr. Milne is currently a consultant and is the chairman of the board and CEO Advisor of Luna Imaging and an independent director and CEO Advisor of Tixologi. He has served on the boards of 20 medical technology and IT companies over the years, and has served as board lead on many strategic advisory roles focused on mergers and acquisitions and IPO financings. From 2005 to 2017, he was a Managing Partner at SV Health Investors (SVHI), a diversified healthcare venture group which has invested $3 billion over 6 funds. He led financings from seed stage through exit or IPO in 14 companies and worked with three specialty incubators developing additional novel medical therapies. He was an advisor to Harvard University’s Wyss Institute for Biologically Inspired Engineering and worked with Stanford University’s Biodesign fellowship program. Prior to joining SVHI in 2005, he held executive positions at Boston Scientific Corporation (BSX). From 1999 to 2005 he was Vice President of Corporate Business Development and was responsible for over 50 transactions totaling over $2 billion in acquisitions, equity investments and development partnerships. From 1992 to 1999 he was Director of Marketing and Director of New Technology Development in the surgical and cardiology divisions. Previously he worked as an expatriate in Germany for Scimed Life Systems, Inc. (BSX acquired Scimed in 1992) as a Marketing Manager. His experience prior to 1992 was in Product Management and Account Management at Becton, Dickinson and Company and Parker Laboratories, Inc. He holds an MBA in Marketing/Finance from New York University and a BS in Biology from Rutgers University. The Board believes Mr. Milne brings his managerial, leadership and operational experience, particularly his acquisition, equity investment, licensing and collaboration experience to provide insights and substantial contributions to our Board.

Anthony Fernando. Mr. Fernando became our President and Chief Executive Officer and a member of the Board on November 8, 2019. Prior to his appointment as our President and Chief Executive Officer, Mr. Fernando previously served as our Chief Operating Officer since June 1, 2017, as our Chief Technology Officer, since January 2016, and as our Vice President, International Development from August 2015 through January 2016. Previously, Mr. Fernando served as Vice President, Innovation and Technology, International, of Stryker Singapore Pvt. Ltd, a global medical technology company, from October 2013 until July 2015. From August 2010 until October 2013, Mr. Fernando served as Director of Research and Development, greater Asia, for Becton, Dickinson and Company, a global medical technology company engaged in the development, manufacture and sale of medical devices. From July 2007 until July 2010, Mr. Fernando served as the Director of Research and Development, Asia - Environmental Health, at PerkinElmer Singapore Pvt. Ltd. Mr. Fernando holds a BSc and MSc, Mechanical Engineering from the University of Nevada Las Vegas and an MBA from the University of North Carolina at Chapel Hill. The Board believes that Mr. Fernando’s more than 20 years of operational experience in the medical device industry, at both privately held and multi-national companies, and his knowledge of the industry, coupled with his deep understanding of our technologies, product candidates, market and history make him an essential contributor to our Board.

Andrea Biffi. Mr. Biffi has served on our Board since 2015. Mr. Biffi is currently the sole director and Chief Executive Officer of Three Heads Investment S.r.l., positions he has held since March 2021. In June 2022, Three Heads Investment became the owner of shares of the Company’s common stock resulting from a corporate division of Sofar S.p.A. (“Sofar”). Mr. Biffi is also the CEO at Kelipe s.r.l., an investment company. Since October 27, 2023, Mr. Biffi has been president of the Board of Maine s.r.l., a company active in the ownership and management of the food and beverage industries. Mr. Biffi was Chief Executive Officer of Sofar from June 2015 to October 2022, and he served as a member of the board of directors of Sofar from November 2012 to October 2022. Mr. Biffi worked for Sofar, or companies owned by Sofar, since 2003, until Sofar and its subsidiaries were sold to ALFASIGMA SPA in October 2022. Mr. Biffi continues to consult with ALFASIGMA SPA. Since December 2017, Mr. Biffi has served as President and board member of 1LAB SA. Since the date of its incorporation in October 2018, Mr. Biffi has served as sole director of BLL Invest srl. From September 2019 to October 2022, he was the president of the board of Lac2biome s.r.l., a microbiome company. Since May 2021, he has been a non-executive member of the board of Orion TopCo Limited Ltd. Mr. Biffi is a non-controlling member and President of the board of 1 Med S.A. Mr. Biffi is board member in AquaTherapeutics Inc. and AquaHeart Inc., a medical devices company active in gynecology and atrial fibrillation. Mr. Biffi’s knowledge of the development of the Company’s Senhance® Surgical System, his extensive business experience in Europe and his chief executive officer experience in the pharmaceutical industry are skills he uses to play an integral role on our Board.

Kevin Hobert. Mr. Hobert has served as a director of the Company since July 2021. Mr. Hobert has served, since March 2022, as the President and Chief Executive Officer of Breg, Inc., a privately held orthopedic bracing and billing services company that advances patient orthopedic care. From September 2018 until March 2022, Mr. Hobert served as principal of Beaver Lake Advisors LLC, a consulting firm formed to provide industry and transaction advisory services to private equity funds. From May 2007 to August 2018, Mr. Hobert served as the Chief Executive Officer of Carestream Health Inc., a worldwide provider of medical imaging systems, X-ray imaging systems for non-destructive testing and precision contract coating services for a wide range of industrial, medical, electronic and other applications. Prior to May 2007, Mr. Hobert served in a variety of management positions for Kodak Health Group, a division of Eastman Kodak Company, and GE Medical Systems, Inc. (now GE Healthcare, Inc.). Mr. Hobert earned a B.S., Physics from the University of Wisconsin-Milwaukee. The Board has determined that Mr. Hobert’s operational experience in the medical device industry, as well as his experience in restructuring businesses, integrating acquisitions, and advising private equity funds on industry and transactional matters will be helpful to the Company and its Board.

Elizabeth Kwo, M.D. Dr. Kwo has served as a member of our Board since July 2021. Dr. Kwo specializes in healthcare technology product development and medical management. Since July 2023, she has served as the Chief Commercial Officer of Everly Health, Inc., a privately held company that offers laboratory testing for wellness monitoring, informational and educational uses. From March 2022 to July 2023, she served as the Chief Medical Officer of Everly Health, Inc. Prior thereto, from December 2020 to March 2022, she served as Deputy Chief Clinical Officer at Anthem, Inc. In that role, she was responsible for modernizing care management with predictive analytics and integrating technology and clinical data to create an improved automated patient and provider experience that drives down total medical costs and increases access to care. Dr. Kwo served as Staff Vice President, Clinical Analytics and Products for Anthem, Inc. from June 2020 to November 2020 and as Medical Director from November 2019 to May 2020. Prior to Anthem, Dr. Kwo co-founded and served as the chief executive officer of the telemedicine company InfiniteMD from 2015 to 2019. She previously worked in management roles at Medtronic, Inc., American Well Corporation, and founded multiple venture-backed companies in healthcare while continuing her academic appointment at Harvard Medical School as a Faculty Lecturer, a position she continues to hold presently. Dr. Kwo earned a B.A. in Human Biology from Stanford University, a M.D. from Harvard Medical School, an MBA from Harvard Business School, and an MPH from Harvard T.H. Chan School of Public Health. She completed her residency in Preventive Care at Harvard Preventive Care and is Board Certified in Preventive Care and Occupational Medicine. From 2004 to 2005, she served as a Fulbright Fellow in Taiwan. Dr. Kwo is a member of the board of directors and audit committee of Walmart Mexico and Central America, is on the board of directors and chair of the nominating/governance committee of Blue Wind Medical, a privately held company, and the Chair of the board of director of ChroniSense Medical, a privately held company. The Board has determined that Dr. Kwo’s medical background, extensive experience with building and operating healthcare companies, and her focus on predictive analytics and integration of clinical data, will help her provide valuable insight for the Company and its Board.

Richard C. Pfenniger, Jr. Mr. Pfenniger is currently a private investor. During his career, Mr. Pfenniger has served as an executive officer of several companies, including as Chief Executive Officer and President of Continucare Corporation, a provider of physician services, from 2003 until 2011, and the Chairman of Continucare’s board of directors from 2002 until 2011. Additionally, Mr. Pfenniger served as CEO and Vice Chairman of Whitman Education Group, Inc., a post-secondary education provider, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Prior to that, Mr. Pfenniger was engaged in the private practice of law, and earlier in his career, Mr. Pfenniger worked as a C.P.A. with Price Waterhouse & Co. Mr. Pfenniger is a director of OPKO Health, Inc. (“OPKO”), Co-Crystal Pharma, Inc., Fluent, Inc. (a data-driven performance marketing company) and GeneDx Holdings Corp. (medical diagnostics). Mr. Pfenniger is a member of the audit committee of OPKO. Mr. Pfenniger also serves as the Vice Chairman of the Board of Trustees and as a member of the Executive Committee of the Phillip and Patricia Frost Museum of Science. Mr. Pfenniger previously served as a director of GP Strategies Corporation, BioCardia, Inc., and Wright Investors’ Services Holdings, Inc. Mr. Pfenniger received his B.B.A. from Florida Atlantic University and his J.D. from the University of Florida. As a result of Mr. Pfenniger’s multi-faceted experience as a chief executive officer, chief operating officer and general counsel, he is able to provide valuable business, leadership and management advice to the Board in many critical areas. In addition, Mr. Pfenniger’s knowledge of the healthcare business has given him insight into many aspects of our business. Mr. Pfenniger also brings financial expertise to the Board, including through his service as Chairman of our Audit Committee.

William N. Starling. Mr. Starling served as Chief Executive Officer of Synecor, LLC, (Synecor) a business generator of new life science companies based in Research Triangle Park (RTP), North Carolina until it was dissolved in December 2023. As CEO of Synecor, Mr. Starling is a cofounder of BaroSense, Inc., Bioerodible Vascular Solutions, Inc., (BVS, acquired by Guidant/Abbott in March 2003), InnerPulse, Inc., the Company, Interventional Autonomics Corporation, NeuroTronik Limited, and Conveyor Cardiovascular Limited, the initial seven companies founded and incubated by Synecor. Mr. Starling was formerly co-founder and Managing Director of Synergy Life Science Partners, LP, a venture capital partnership until its conclusion December 2020. Mr. Starling was on the Board of iRhythm Technologies, Inc. (NASDAQ: IRTC) in San Francisco, a Stanford BioDesign spinout, from its inception in January 2007 until its initial public offering on October 20, 2016. Mr. Starling was Chairman of the Board of RTP, NC - based InnAVasc, Inc., an early stage startup company spun out of the Duke University Medical Center engaged in the development of improved renal dialysis technology. InnAVasc was acquired by W.L. Gore & Associates in August 2022. Recent Board memberships/personal investments include YorLabs, Inc., (Chairman) in the Wireless Intracardiac Echocardiography field, Senaptec, Inc. in the Sensory Performance field (represents investor Carolina Angel Network in Senaptec), Aqua Medical, Inc. in the Type II diabetes field, and EnCompass Technologies, Inc. in the Cerebral Embolic Protection field.  Mr. Starling received his BSBA degree from the University of North Carolina at Chapel Hill and his MBA degree from the University of Southern California. He began his 45-year career in the medical device industry at American Edwards Laboratories (Edwards LifeSciences – NYSE:EW). He was subsequently part of the founding management team and Director of Marketing for Advanced Cardiovascular Systems, Inc. (acquired by Lilly/Guidant/Abbott), and was cofounder, Vice President and Board member of Ventritex, Inc. (IPO in 1992, acquired by St. Jude Medical/Abbott in 1997). Mr. Starling was cofounder and Chairman of the Board of Directors and President/CEO of Cardiac Pathways Corporation (IPO in 1996, acquired by Boston Scientific Corporation in 2001). Mr. Starling serves on the Stanford Stroke Center’s Board of Advisors at the Stanford University Medical Center. He also serves on the Kenan-Flagler Business School Board of Advisors (Chairman 2009-2014), Chairman of the UNC/NCSU Department of Biomedical Engineering Industry Advisory Board and is a member of The Chancellor’s Innovation Circle at the University of North Carolina at Chapel Hill where he frequently guest lectures to undergraduate and graduate students on entrepreneurism. Mr. Starling is also former Chairman of Carolina Research Ventures and is the recipient of the 2016 UNC Kenan-Flagler Leadership Award, awarded annually to an alumnus for exceptional achievement in a career field, personal endeavor or service to UNC Kenan-Flagler.  The Board believes that Mr. Starling’s experience in working with companies throughout their life cycle from start up through IPO to publicly traded, his extensive contributions to the medical device industry and his public company board experience make him a valuable contributor to our Board.

Executive Officers (Non-Board Members)

Shameze Rampertab. Mr. Rampertab joined the Company as Executive Vice President and Chief Financial Officer effective August 24, 2020. Previously, Mr. Rampertab served as Interim Chief Executive Officer from December 2019 to June 2020, Chief Financial Officer from March 2016 to August 2020, and Corporate Secretary and Director from April 2016 to August 2020 of Zomedica Corp., a publicly-held development stage veterinary diagnostic and pharmaceutical company. Mr. Rampertab acted as an independent consultant for a number of companies in respect of which he provided general financial advisory and accounting services prior to his appointment as Chief Financial Officer of Zomedica Corp., from November 2015 to March 2016. He served as the Chief Financial Officer of multiple publicly-traded healthcare companies including Profound Medical Corp. from October 2014 to November 2015 and Intellipharmaceutics International Inc. from October 2010 to October 2014. Mr. Rampertab is a chartered professional accountant and chartered accountant with twenty years of experience in capital markets, strategic planning and analysis. He holds an MBA from McMaster University and a Bachelor's degree in molecular genetics and molecular biology from the University of Toronto.

Director Independence

The Board, in the exercise of its reasonable business judgment, has determined that each of our current directors qualify as independent directors pursuant to the applicable NYSE American and SEC rules and regulations, except Mr. Fernando, who is currently employed as our President and Chief Executive Officer.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.asensus.com. We intend to post amendments to, or waivers from a provision of, our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website.

No Hedging/Pledging

The Code of Business Conduct and Ethics prohibits any director or executive officer of the Company from hedging their ownership of the Company’s stock, including trading in publicly-traded options, puts, calls or other derivative instruments related to the Company’s securities. In addition, any directors and executive officers are prohibited from selling “short” our securities to the extent required by federal securities laws.

Communication with the Board

Interested parties who want to communicate with the independent or non-management directors as a group, with the Board as a whole, any Board committee or any individual Board members should address their communications to the Board, the Board members or the Board committee, as the case may be, and send them to c/o Corporate Secretary, Asensus Surgical, Inc., 1 TW Alexander Drive, Suite 160 Durham, North Carolina 27703, call the Corporate Secretary at (919) 795-8400 or email the Corporate Secretary at corporatesecretary@asensus.com. The Corporate Secretary will forward all such communications directly to such Board members. Any such communications may be made on an anonymous and confidential basis. There have been no changes to the procedures by which interested parties may communicate with the Board.

Board Nominations by Security Holders

The Corporate Governance and Nominating Committee considers nominees proposed by our stockholders. To recommend a prospective nominee for the Corporate Governance and Nominating Committee’s consideration, you may submit the candidate’s name by delivering notice in writing to our Corporate Secretary, Asensus Surgical, Inc., 1 TW Alexander Drive, Suite 160, Durham, North Carolina 27703, or via email at corporatesecretary@asensus.com.

A stockholder nomination submitted to the Corporate Governance and Nominating Committee must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to the Company in writing:

●	The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;

●
The number of shares and description of the Company voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;

●
The name, address, telephone number, fax number and e-mail address of the person being recommended to the Corporate Governance and Nominating Committee to stand for election at the next annual meeting (the “proposed nominee”) together with information regarding such person’s education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information;

●	Information regarding any family relationships of the proposed nominee as required by Item 401(d) of SEC Regulation S-K;

●
Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(f) of SEC Regulation S-K (and if so, provide the information regarding those legal proceedings required by Item 401(f) of Regulation S-K);

●	Information regarding the proposed nominee’s ownership of shares in the Company required by Item 403 of Regulation S-K;

●	Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-K; and

●
The signed consent of the proposed nominee in which he or she consents to being nominated as a director of the Company if selected by the Corporate Governance and Nominating Committee, states his or her willingness to serve as a director, if elected, for compensation not greater than that described in the most recent proxy statement; states whether the proposed nominee is “independent” as defined by NYSE American Rule 803; and attests to the accuracy of the information submitted in such consent.

Committees and Description of Committees

Audit Committee

The current members of the Company’s Audit Committee are Mr. Pfenniger, Chair, Mr. Hobert and Mr. Milne. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge of financial statements and general understanding of financial and reporting matters to allow each such member to serve on the Audit Committee. The Audit Committee Charter is available on our website at www.asensus.com.

The Board, in the exercise of its reasonable business judgment and utilizing the general standards it applies for determining the independence of directors, has determined that each of the current and incoming Audit Committee members qualifies as independent pursuant to NYSE American Rule 803.

The Board has determined that Mr. Pfenniger is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Board made this determination based on Mr. Pfenniger’s extensive career and background serving as an accountant and auditor as well as his serving various operating companies in both executive and director capacities.

Corporate Governance and Nominating Committee

The current members of the Company’s Corporate Governance and Nominating Committee are Mr. Starling, Chair, and Mr. Milne. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge and skills to allow each such member to serve on the Nominating Committee, and qualifies as independent pursuant to NYSE American Rule 803. The Corporate Governance and Nominating Committee charter is available on our web site at www.asensus.com.

Duties of the Corporate Governance and Nominating Committee include to (1) consider and recruit candidates to fill positions on the Board, (2) recommend to the Board nominees for election as directors at each annual meeting of stockholders, (3) maintain a policy regarding the consideration of director candidates recommended by the stockholders, (4) consider the removal of any director for cause, (5) review proposed changes to the Company’s certificate of incorporation and bylaws and make recommendations to the Board, (6) review the composition of each Board committee and make recommendations to the Board and (7) investigate, in its oversight role, any matter brought to its attention.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board. Please see “Board Nominations by Security Holders” on pages 81 to 82 of this Annual Report for a description of such procedures. The specific process for evaluating new directors, including stockholder-recommended nominees, will vary based on an assessment of the then-current needs of the Board and the Company. The Corporate Governance and Nominating Committee will determine the desired profile of a new director, the competencies we are seeking, including experience in one or more of the following: highest personal and professional integrity, demonstrated exceptional ability and judgment and who shall be most effective in conjunction with the other nominees to the board, in collectively serving the long-term interests of the stockholders. Candidates will be evaluated in light of the target criteria chosen. The Corporate Governance and Nominating Committee does not have a formal diversity policy; in addition to the foregoing, it considers race and gender diversity in selection of qualified candidates.

Compensation Committee

The current members of the Company’s Compensation Committee are Mr. Milne, Chair, Dr. Kwo, Mr. Starling and Mr. Pfenniger. Due to each member’s extensive experience in serving operating companies in both managerial and director capacities, the Board determined that each member has the requisite knowledge and skills to allow each such member to serve on the Compensation Committee. The Compensation Committee Charter is available on our website at www.asensus.com.

The Board, in the exercise of its reasonable business judgment and utilizing the general standards it applies for determining the independence of directors, has determined that each of the Compensation Committee members qualifies as independent pursuant to NYSE American Rule 803.

Duties of the Compensation Committee include (1) evaluating the CEO’s performance and setting the CEO’s compensation based on this evaluation, (2) reviewing and approving the compensation of executive officers and other key officers of the Company, (3) considering, during its evaluation of chief executive officer and other executive officer compensation, the results of the most recent stockholder advisory vote on executive compensation, if and when required by the applicable securities laws, rules and regulations, (4) reviewing and approving incentive compensation plans and equity-based plans for which directors, executive officers and/or other key officers of the Company are eligible participants, (5) determining awards of stock, including stock options, pursuant to any of the Company’s equity-based plans now or in the future in effect and exercising such other power and authority as may be permitted or required under such plans, (6) reviewing from time to time and making recommendations to the Board regarding the compensation of directors and (7) reviewing and discussing with management the Company’s compensation disclosure and producing a report on executive compensation for inclusion in the Company’s annual proxy statement that complies with the rules and regulations of the SEC and any other applicable rules and regulations.

In administering the executive compensation program, the Compensation Committee aims to strike an appropriate balance among the elements and goals selected for short-term and long-term objections and the mix of compensation provided. As part of its review of the Company’s overall compensation program, the Compensation Committee assesses the risks identified in the Board’s risk management processes. The Compensation Committee does not believe the risks the Company faces are materially increased by the Company’s compensation programs. The Compensation Committee does not believe the compensation program creates a reasonable likelihood of a material adverse effect on the Company.

The Compensation Committee may also invite other directors and members of management to participate in its deliberations, or to provide information to the Committee for its consideration with respect to such deliberations, except that the chief executive officer may not be present for the deliberation of or the voting on compensation for the chief executive officer. The chief executive officer may, however, be present for the deliberation of or the voting on compensation for any other officer. The Compensation Committee also has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation Committee in its sole discretion deems appropriate. The Compensation Committee retained the services of Meridian Compensation Partners LLC, an independent compensation consultant for 2023.

ITEM 11.         EXECUTIVE COMPENSATION.

Executive Compensation Tables

The named executive officers (Named Executive Officers) for 2023 are Anthony Fernando, our Chief Executive Officer (CEO) and President, and Shameze Rampertab, our Executive Vice President (EVP) and Chief Financial Officer (CFO). The following table provides the compensation of our Named Executive Officers for the years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(1)(3)(4)	Option Awards ($)(1)(4)	Non-Equity Incentive Plan Compensation ($)(1)(5)	Nonqualified deferred compensation earnings ($)(6)	Total ($)
Anthony Fernando,	2023	500,000	‑	1,031,250	232,500	304,688	38,060	2,106,498
President and CEO	2022	440,000	-	1,191,259	389,572	451,500	9,533	2,481,864

Shameze Rampertab,	2023	338,000	‑	449,999	108,500	137,313	‑	1,033,812
EVP and CFO	2022	325,000	-	423,266	149,965	186,250	‑	1,084,481

(1)
Total compensation for the Named Executive Officers is determined by the Compensation Committee each year, based on its evaluation of the needs of the Company, the desire to recruit and retain top management to advance the Company’s goals, and competition for executives in the industry.

(2)	For 2023 and 2022, no discretionary retention bonuses were approved for the named executive officers (NEOs).

(3)
Includes value of time-based restricted stock units (RSUs) and performance-based RSUs (PRSUs) awarded to the Named Executive Officers as part of long-term incentive awards for each year. For 2023, the Compensation Committee determined it was important to provide a mix of 25% stock options and time-based RSUs, and 50% PRSUs, which was an increase in performance-based compensation from the 2022 mix of one-third each of stock options, time-based RSUs and PRSUs. Based on its review of the peer group data and other information provided to the Compensation Committee by its independent compensation consultant, the Compensation Committee believes that it is important to include performance-based equity in the mix of equity awards, while retaining the retentive value of time-based RSUs and stock options. The time-based stock option awards and RSUs granted to the Named Executive Officers vest over a three-year period in equal installments.

For 2023, the performance goals for each PRSU award were (1) completion of at least 3,750 surgical procedures using the Senhance Surgical System before December 31, 2023, and (2) completion of the animal lab conducted as part of the LUNA System development by December 31, 2023. Each performance goal was tied to 50% of the overall PRSU award. The performance period was January 1, 2023 to December 31, 2024. In February 2024, the Compensation Committee determined that the animal lab goal was met, but that the surgical procedure goal was not met. Therefore, 50% of the 2023 PRSU awards were forfeited. The remaining PRSU awards were earned and have vested or will vest in three equal installments on February 4, 2024 2025 and 2026, unless such vesting is accelerated as set forth in the Company’s Amended and Restated Incentive Compensation Plan (the Plan).

For 2022, the performance factor for the PRSUs was the performance of more than 3,000 surgical procedures globally using the Senhance Surgical System on a twelve month trailing average during the performance period. The performance period was January 1, 2022 through October 1, 2023. The performance goal was achieved as of December 31, 2022, therefore the PRSUs vested or will vest in three equal installments on February 4, 2023, 2024 and 2025, unless such vesting is accelerated as set forth in the Plan.

For 2022, also includes the value of the RSUs awarded upon the 75% achievement of the 2022-2023 Executive Incentive Plan. The RSUs were granted in April 2023 upon the determination of the 75% achievement of the 2022-2023 Executive Incentive Plan, and vested in April 2024. The awards to the NEOs under the 2022-2023 Executive Incentive Plan are:

Name	Cash	RSUs
Anthony Fernando	$187,500	271,739
Shameze Rampertab	$56,250	81,521

(4)
For all RSUs, PRSUs and stock options, the values reflect the aggregate grant date fair value for all awards made in 2023, computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation –Stock Compensation (“FASB ASC 718”). Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited consolidated financial statements, included the Original Filing.

(5)
Represents annual incentive bonuses paid under the 2023 Incentive Plan (applicable to 75% of the 2023 cash incentive bonus opportunity for the executive officers) and the 2023 Executive Incentive Plan (applicable to 25% of the 2023 cash incentive bonus opportunity for the executive officers). Performance goals were established by the Compensation Committee under these plans and approved by the Board. For the 2023 Incentive Plan, such goals were: (i) achieve revenue of $10 million, (ii) strategic objectives related to (A) 4,000 completed cases globally using the Senhance System, (B) 10 new clinical programs initiated, (C) 15 peer reviewed publications during the year, (D) completion of a planned animal lab for the LUNA System by December 31, 2023, (E) 1,500 surgical cases archived to the Asensus Cloud, (F) development advancement for a standalone Intelligent Surgical Unit™ (ISU™), and (F) ISU installations with Asensus Cloud connectivity; and (iii) a goal to meet the 2023 budget on a cash basis. Most of the goals have threshold, target and stretch levels. The performance period for the 2023 Incentive Plan was January 1, 2023 to December 31, 2023. For the 2023 Executive Incentive Plan the Compensation Committee and the Board of Directors established a cash runway goal, completion of the LUNA System animal lab by December 31, 2023, and gain Board approval by March 31, 2024 for a strategic plan for continuing to conduct the Company’s planned activities (collectively, the Executive Incentive Objectives). The performance period for the Executive Incentive Objectives was January 1, 2023 to March 31, 2024. At a meeting held in February 2024, the Compensation Committee reviewed the achievement of the corporate goals under the 2023 Incentive Plan. The Compensation Committee determined that overall the 2023 Incentive Plan bonuses were achieved at the 75% level based on the following factors: the above-target revenue achievement, the threshold completed surgical cases, new clinical program installations and ISU installations, the successful completion of the animal lab in December 2023 and the below budget cash preservation activities. The remaining objectives were not achieved. In March 2024, the Compensation Committee met and determined that the Executive Incentive Objectives were achieved at the 100% level. In accordance with the Compensation Committee charter, the Compensation Committee recommended the 2023 cash incentive bonus for Mr. Fernando to the Board of Directors for its approval.

Represents annual incentive bonuses paid under the 2022 Incentive Plan and the cash portion of the bonus paid under the 2022-2023 Executive Incentive Plan. Performance goals were established by the Compensation Committee under the 2022 Incentive Plan as follows: (i) achieve revenue of $10 million, (ii) four clinical goals related to (A) 4,000 surgeries performed globally using the Senhance System, (B) 12 new clinical programs initiated, (C) establishment of 20 foundational sites, and (D) four health economic publications during the year; (iii) portfolio goals related to the LUNA System regulatory pathway and development, submission of a 510(k) for pediatric indications for the Senhance System and collection of surgical case videos using the ISU; and (iv) a goal to meet the 2022 budget. At a meeting held in February 2023, the Compensation Committee reviewed the achievement of the corporate goals under the 2022 Incentive Plan. The Compensation Committee determined that overall the 2022 Incentive Plan bonuses were achieved at the 80% level based on the following factors: (1) the completion of 3,100 surgical procedures during 2022, a 29% increase from 2021, (2) the publication of 16 peer reviewed publications regarding the Senhance System, including one that targeted the economic advantages of using the Senhance System; (3) the material advancements made on the U.S. regulatory front, most notably for the LUNA system which helps solidify the Company’s planning for the regulatory pathway for such next generation product with the FDA, (4) meeting stretch goals on the successful data collection activities using the ISU and finalizing the LUNA System console, all of which the Company believes helps to advance the Company’s Performance-Guided Surgery initiative; and (5) achieving the threshold goal for budget vs. actual despite the challenges of hiring vital senior team members in a highly competitive job market. The Compensation Committee particularly noted the highly impactful result of the FDA pre-submission process, which provides the Company with predictability regarding the regulatory process for the LUNA System, and increased the weighting of such goal achievement. The Compensation Committee determined that the revenue, new clinical programs and increase to 20 foundational sites goals were not achieved. In accordance with the Compensation Committee charter, the Compensation Committee recommended the 2022 cash incentive bonus for Mr. Fernando to the Board of Directors for its approval.

(6)	Represents Company contribution to the Deferred Compensation Plan for the CEO.

2023 GRANTS OF PLAN-BASED AWARDS

The following table sets forth grants of plan-based awards to the Named Executive Officers for 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)(2)	Maximum (#)	All Other Option Awards (#)(2)	Exercise Price of Option Awards ($)/share	Grant Date Fair Value of Stock and Option Awards ($)(3)
Anthony Fernando	02/03/2023	$262,500	$375,000	$487,500		750,000		375,000	$0.75	$1,312,500
						375,000
	04/21/2023					271,739

Shameze Rampertab	02/03/2023	$118,300	$169,000	$219,700		350,000		175,000	$0.75	$581,250
						175,000
	04/01/2023					81,521

(1)
Represents 2023 Annual Incentive Plan and 2023 Executive Incentive Plan awards. See footnote (5) to the Summary Compensation Table for a description of the 2023 Annual Incentive Plan and the 2023 Executive Incentive Plan.

(2)
Represents awards of time-based RSUs and PRSUs. Only 50% of the February 2023 PRSU grants were earned upon achievement of one of the performance goals. See footnote (3) to the Summary Compensation Table.

(3)
For all RSUs, PRSUs and stock options, the values reflect the aggregate grant date fair value for all awards made in or for 2023, including the equity awards made under the 2023 Executive Incentive Plan, computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation –Stock Compensation (“FASB ASC 718”). Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited consolidated financial statements, included in the Original Filing.

2023 OPTIONS EXERCISED AND STOCK VESTED

The following table sets forth information regarding stock options exercised and RSUs and PRSUs vested during 2023 for the Named Executive Officers.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Anthony Fernando	-	-	1,207,002	905,252
Shameze Rampertab	-	‑	265,178	194,884

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table lists the outstanding equity awards held by the Named Executive Officers at December 31, 2023:

	OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date(3)	Number of Shares or Units of Stock that have not Vested(#)	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested($)(4)
Anthony Fernando
	—		375,000	(1)	—	0.75	02/03/2030	—	—	2,514,109	804,515
	192,671	(1)	385,329	(1)	—	0.80	02/04/2029	—	—	—	—
	578,777	(1)	289,384	(1)	—	4.21	02/08/2028	—	—	—	—
	306,662	(1)	—	(1)	—	0.82	06/08/2027	—	—	—	—
	40,460	(2)	—	(2)	—	32.11	02/06/2029	—	—	—	—
	15,307	(2)	—	(2)	—	42.51	10/31/2028	—	—	—	—
	61,614	(2)	—	(2)	—	18.07	02/07/2028	—	—	—	—
	31,230	(2)	—	(2)	—	18.46	02/02/2027	—	—	—	—
	11,537	(2)	—	(2)	—	19.89	10/25/2026	—	—	—	—
	25,383	(2)	—	(2)	—	49.66	02/12/2026	—	—	—	—
	7,692	(2)	—	(2)	—	31.85	10/28/2025	—	—	—	—
	15,384	(2)	—	(2)	—	38.61	08/17/2025	—	—	—	—

Shameze Rampertab
	—	(1)	175,000	(1)	—	0.75	02/03/2030	—	—	895,595	286,590
	74,169	(1)	148,331	(1)	—	0.80	02/04/2029	—	—	—	—
	48,719	(1)	24,359	(1)	—	4.21	02/08/2028	—	—	—	—
	150,000	(1)	—	(1)	—	0.42	08/24/2027	—	—	—	—

(1)	One-third of the shares underlying each option award vests annually.
(2)
One-fourth of the shares underlying each option award vests on the first anniversary of the grant date of such option award, and 1/48th of the shares underlying the full award vest each month thereafter for 36 months.

(3)	Each of the stock options granted prior to 2020 have a ten-year term beginning on the date of grant. For grants made in 2020, 2021, 2022 and 2023, the term of stock options was reduced to seven years.
(4)	Based on the closing price of the Company’s Common Stock on December 29, 2023 of $0.32 per share, the last trading day of the 2023 fiscal year.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

The full Board routinely discusses the risks faced by the Company in operating its business and implementing its strategic plan. In making executive compensation decisions, including the identification of performance and operational goals for the short-term cash-based incentive plan and the performance-based RSUs, the Compensation Committee discusses such risks and focuses such performance criteria to provide incentive compensation measures tied to advancing the Company’s most important operational goals. Such executive compensation is designed to reward the Named Executive Officers for meaningful growth of the Company’s business, and are not designed to encourage or promote risky decisions.

Agreements with Named Executive Officers

Anthony Fernando

On November 8, 2019, the Company entered into an amended and restated employment agreement with Anthony Fernando regarding Mr. Fernando’s employment with the Company as its President and Chief Executive Officer. The initial employment period under the employment agreement commenced on November 8, 2019 and ended on December 31, 2021. The term of the employment agreement automatically renews for successive one-year terms, unless terminated in accordance with the terms of the employment agreement. Mr. Fernando’s annual base salary under the employment agreement at the time of execution was $440,000, and effective January 1, 2023, is $500,000. Mr. Fernando’s salary is subject to increase in accordance with the employment agreement. He is eligible to receive annually, or otherwise, an incentive compensation award opportunity, payable in cash, as determined by the Compensation Committee of the Board, and he is eligible for long term incentive equity compensation. Mr. Fernando’s target annual cash incentive compensation opportunity will not be less than 75% of his base salary for the portion of the employment period falling within a given fiscal year, and performance goals are based on Company performance metrics, as established and approved by the Compensation Committee or the Board annually. The equity-based compensation will be awarded under the Company’s then existing equity incentive plan, in the discretion of the Compensation Committee or the Board. Mr. Fernando is entitled to severance benefits, paid by the Company or any successor, as follows. If the employment agreement is terminated without cause or for good reason, or if the employment agreement is not extended at the end of the then-current term, Mr. Fernando will receive severance as described below, and continued health and welfare benefits for twelve months following termination. If Mr. Fernando’s employment is terminated in connection with a Change in Control of the Company (as defined in the employment agreement), his severance benefits would be expanded to twenty-four months. The severance payable is the sum of (a) his annual rate of base salary immediately preceding his termination of employment, and (b) his target annual bonus for the fiscal year in which the termination occurs; provided, that if the qualifying termination occurs in connection with a Change in Control of the Company, the target bonus paid as part of the severance will be the target bonus approved for Mr. Fernando for the year in which the Change in Control occurs, or, if he is not employed by the Company in such year, or a bonus is not determined for such year, then the year immediately preceding the year in which the Change in Control occurs. In addition, Mr. Fernando would continue to receive payment for healthcare benefits for such period. Such severance benefit can be paid in a lump sum in the Change in Control context, subject to a payment delay required by applicable law. In addition, in the event of termination of his employment in connection with a Change in Control, to the extent not previously accelerated, all of Mr. Fernando’s unvested outstanding equity awards shall accelerate and vest upon the date of termination. Mr. Fernando is subject to non-solicitation and non-competition covenants during the terms of the employment agreement and for one year immediately following the termination of his employment.

Shameze Rampertab

On August 14, 2020, the Company entered into an employment agreement with Mr. Rampertab regarding Mr. Rampertab’s employment with the Company as Executive Vice President and Chief Financial Officer. The initial employment period under the employment agreement is August 24, 2020 to August 31, 2022. The term of the employment agreement then will automatically renew for successive one-year terms, unless terminated in accordance with the terms of the employment agreement. The terms of his employment and his employment agreement are subject to Ontario’s Employment Standards Act, 2000 (the “ESA”), the Ontario Human Rights Code and other statutory and common law requirements. These requirements with very limited exceptions include mandated minimum notice periods, or pay in lieu of notice, for termination of employment, which are generally one week for each year of service up to eight weeks, and may include statutory severance, generally one week of pay for each year of service up to 26 weeks.

Pursuant to his employment agreement at the time of execution , Mr. Rampertab received an initial base salary of $275,000, and effective January 1, 2023, his salary is $338,000 per year. Mr. Rampertab is also eligible to receive annual short-term, performance-based cash bonus awards. During the term, Mr. Rampertab’s target annual cash incentive compensation opportunity will be no less than 50% of his base salary for the portion of the employment period falling within a given fiscal year, and performance goals shall be based on Company performance metrics, as established by the Compensation Committee or the Board. The equity-based compensation will be awarded under the Plan, or any successor thereto, in the discretion of the Compensation Committee or the Board. Rampertab is entitled to severance benefits under the employment agreement as follows: (i) if Mr. Rampertab’s employment is terminated without Cause (as defined in the employment agreement) or he terminates his employment for Good Reason (as defined in the employment agreement) or if the Company elects not to extend the employment agreement at the end of the then-current term, Mr. Rampertab will receive an amount equal to the greater of (a) severance and continued health and welfare benefits for six (6) months following termination, or (b) any additional minimum pay in lieu of notice, statutory severance, benefits continuation, accrued vacation and any other minimum entitlement as required by the ESA, to the extent the ESA then governs any amounts payable to Mr. Rampertab; and (ii) if Mr. Rampertab’s employment is terminated in connection with a Change in Control of the Company (as defined in the employment agreement), his severance benefits described in clause (i)(a) would be expanded to twelve (12) months. The severance payable under clause (i)(a) is one-twelfth per month of the sum of (a) his annual rate of base salary immediately preceding his termination of employment, and (b) his target annual bonus for the fiscal year in which the termination occurs. Such severance benefit can be paid in a lump sum in the event of a Change in Control. If Mr. Rampertab’s employment is terminated as a result of his death, disability or for Cause, or if he resigns without Good Reason, Mr. Rampertab may also be eligible to receive minimum pay in lieu of notice, statutory severance, his bonus for the year of termination of his employment, benefits continuation, accrued vacation and any other minimum entitlement if and as required by the ESA, to the extent the ESA then governs any amounts payable to Mr. Rampertab. In addition, in the event of termination of his employment in connection with a Change in Control, to the extent not previously accelerated, all of Mr. Rampertab’s unvested outstanding equity awards shall accelerate and vest upon the date of termination. Further, the vesting period of Mr. Rampertab’s equity awards may extend beyond the date of termination of his employment and continue to the end of the minimum notice of termination period required by the ESA in the event of a termination of his employment pursuant to which notice of termination (or pay in lieu thereof) is required by the ESA (if the ESA is applicable at the time of termination). The exercisability of the stock options will extend through the 90-day period following termination of his employment, unless there is a termination for Cause, in which case it will extend until the date of termination or the end of the statutory notice period required by the ESA if the circumstances of the termination require notice of termination pursuant to the ESA. Mr. Rampertab is subject to non-solicitation and non-competition covenants during the terms of the employment agreement and for one year immediately following the termination of his employment.

The Named Executive Officers get no compensation, other than accrued obligations, in other termination events, including voluntary termination by the executive or termination on death or disability of the executive. The following table calculates what the severance compensation would have been for the Named Executive Officers employed at December 31, 2023, if a qualifying termination had occurred at December 31, 2023 under the employment agreements:

Named Executive Officer	Benefit	Termination without Cause ($)	Termination for Good Reason ($)	Change In Control (Single Trigger) ($) (1)	Change In Control (Double Trigger) ($)
Anthony Fernando	Severance (2)	875,000	875,000	-	1,750,000
	Equity Awards (3)	‑	‑	‑	804,515
	Heath Care Benefits (4)	‑	‑	‑	‑
	Total	875,000	875,000	-	2,554,515

Shameze Rampertab	Severance (2)	253,500	253,500	-	507,000
	Equity Awards (3)	-	-	-	286,590
	Health Care Benefits	11,656	11,656	-	23,312
	Total	265,156	265,156	-	816,902

(1)	No severance benefits or equity award acceleration occurs automatically on the event of a Change of Control.

(2)
Receipt of severance is contingent upon executing a release of claims. Severance is paid over a one-year period for Mr. Fernando and a six-month period for Mr. Rampertab, if there is a qualifying termination without cause or termination with good reason outside of the Change in Control context, and for two years for Mr. Fernando and twelve months for Mr. Rampertab if there is a qualifying termination without cause or for good reason in connection with a Change in Control. Severance payments paid in connection with a termination in connection with a Change in Control can be paid in a lump sum. Severance payments are subject to applicable law and will be paid by the Company or any successor.

(3)
Consists of the difference between the fair market value of our Common Stock and the exercise price of the stock options for each in-the-money stock option grant and the fair market value of any RSUs and PRSUs for which vesting is accelerated. The closing price of the Company’s Common Stock on December 29, 2023 was $0.32 per share; therefore no value was added for stock options that were out-of-the-money as of such date.

(4)	Mr. Fernando does not receive healthcare benefits from the Company.

Equity Compensation Plans

The Plan is currently the Company’s only equity compensation plan under which it makes awards.  The Plan was originally approved by the Board and adopted by the majority of our stockholders on November 13, 2007, and amended and restated and approved by the Board and approved by the majority of our stockholders on May 7, 2015 to increase the number of shares of Common Stock authorized under the Plan to 918,462 shares, and to make other changes.  The Plan was amended on June 8, 2016 to increase in the number of shares reserved for issuance under the Plan to 1,456,923 shares, on May 25, 2017 to increase the number of shares reserved for issuance under the Plan to 1,995,385, on May 24, 2018 to increase the number of shares reserved for issuance under the Plan to 3,149,231, on April 24, 2019 to increase the number of shares reserved for issuance under the Plan to 4,072,308, and to make other changes, on June 8, 2020 to increase the number of shares reserved for issuance under the Plan to 10,072,307, and to make other changes, and on July 22, 2021 to increase the number of shares reserved for issuance under the Plan to 32,072,307, on June 6, 2023 to increase the number of shares reserved for issuance under the Plan to 54,072,307. The Plan is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors.  The Company can issue stock options, stock appreciation rights, restricted stock units and other stock-based awards under the Plan.

Director Compensation

The following table lists the compensation paid during 2023 to the non-employee directors of the Company.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrea Biffi	—	—	52,725	—	—	—	52,725
Kevin Hobert	59,000	—	24,975	—	—	—	83,975
Elizabeth Kwo	56,000	25,200	—	—	—	—	81,200
David B. Milne	127,000	—	24,975	—	—	—	151,975
Richard C. Pfenniger, Jr.	76,000	25,200	—	—	—	—	101,200
William N. Starling	66,000	—	24,975	—	—	—	90,975

(1)	Based on the closing price of the Common Stock on the date of grant.

(2)
For all stock options in the table, the option values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 13 to the Company’s audited consolidated financial statements, included in the Original Filing.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or, in the past fiscal year has been, an officer or employee of the Company or a predecessor. In addition, during the year ended December 31, 2023, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock currently; (ii) each of our current directors (iii) each of our current named executive officers; and (iv) all of our executive officers and directors as a group. Ownership information is set forth as of April 22, 2024. Unless otherwise noted, each of the following disclaims any beneficial ownership of the shares, except to the extent of his, her or its pecuniary interest, if any, in such shares. Unless otherwise indicated, the mailing address of each individual is c/o Asensus Surgical, Inc., 1 TW Alexander Drive, Suite 160, Durham, North Carolina 27703.

As of April 22, 2024
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percentage of Outstanding Common Shares (2)
Directors and Executive Officers
David B. Milne (3)	920,407	*
Anthony Fernando (4)	4,152,669	1.51%
Andrea Biffi (5)	2,357,640	*
Kevin Hobert (6)	147,222	*
Elizabeth Kwo, M.D. (7)	154,474	*
Richard C. Pfenniger, Jr. (8)	233,334	*
William N. Starling (9)	243,608	*
Shameze Rampertab (10)	846,035	*
All Directors and Executive Officers as a group (8 persons) (11)	9,055,389	3.28%

* Holds less than 1%

(1)
A person is deemed to be the beneficial owner of shares of Common Stock underlying stock options, restricted stock units (“RSUs”) or warrants held by that person that are exercisable or vested as of April 22, 2024 or that will become exercisable or vested within 60 days thereafter.

(2)
Based on 272,310,307 shares of Common Stock outstanding as of April 22, 2024. Each beneficial owner’s percentage ownership is determined assuming that options, RSUs and warrants that are held by such person (but not those held by any other person) and that are exercisable or vested as of April 22, 2024, or that will become exercisable or vested within 60 days thereafter, have been exercised or vested into Common Stock. The additional shares resulting from such exercise or vesting are included in both the numerator and denominator for such beneficial owner for purposes of their calculation.

(3)
Consists of 619,884 shares of Common Stock directly owned by Mr. Milne, vested stock options to purchase 153,465 shares of Common Stock and exercisable warrants to purchase 147,058 shares of Common Stock.

(4)	Consists of 2,198,903 shares of Common Stock directly owned by Mr. Fernando and 1,953,766 vested stock options.

(5)
Consists of 492,815 shares of Common Stock directly owned by Mr. Biffi and stock options to purchase 382,817 shares of Common Stock. Mr. Biffi is the sole director and Chief Executive Officer of Three Heads Investment S.R.L., which owns 1,482,008 shares of Common Stock. Mr. Biffi disclaims ownership of the shares held by Three Heads Investment S.R.L., except for his pecuniary interest therein.

(6)	Consists of 36,134 shares of Common Stock directly owned by Mr. Hobert and stock options to purchase 111,088 shares of Common Stock.

(7)	Consists of 54,134 shares of Common Stock directly owned by Dr. Kwo, stock options to purchase 55,340 shares of Common Stock and restricted stock units to acquire 45,000 shares of Common Stock.

(8)	Consists of 144,417 shares of Common Stock directly owned by Mr. Pfenniger, stock options to purchase 43,917 shares of Common Stock and restricted stock units to acquire 45,000 shares of Common Stock.

(9)
Consists of 13,846 shares of Common Stock directly owned by Mr. Starling and stock options to purchase 190,628 shares of Common Stock. Also includes 39,134 shares held by W. Starling and D. Starling, Trustees of the Starling Family Trust, UDT August 15, 1990.

(10)	Consists of 416,288 shares of Common Stock directly owned by Mr. Rampertab and vested stock options to purchase 429,747 shares of Common Stock.

(11)	Includes stock options to purchase 3,320,768 shares of Common Stock, RSUs to acquire 90,000 shares and warrants to purchase 147,058 shares of Common Stock.

The Company is not aware of any arrangements with any of the foregoing stockholders or any other stockholder of the Company that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan under which it makes awards, the Plan. The Plan was originally approved by the Board of Directors of the Company, or the Board, and adopted by the majority of stockholders on November 13, 2007. The Plan was subsequently amended, approved by the Board, and approved by stockholders as follows:

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review and Approval of Transactions with Related Persons

In accordance with our Code of Business Conduct and Ethics, and Audit Committee procedures, the Audit Committee of our Board reviews and approves all transactions that are required to be reported under Item 404(a) of Regulation S-K, including the transaction described below, and any other related person transactions in which the Company engages. In order to approve a related person transaction, the Audit Committee requires that (i) such transactions be fair and reasonable to us at the time it is authorized by the Audit Committee and (ii) such transaction must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related person transaction.

In March 2018, Asensus Surgical Europe S.à r.l entered into a Service Supply Agreement with 1 Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in, and is President of the board of 1 Med S.A. Expenses under the Service Supply Agreement were approximately $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

In October 2023, Asensus Surgical US, Inc. entered into an agreement with Synchrony Labs, LLC to support preclinical evaluation of the LUNA Surgical System. William Starling, a current member of the Company’s Board of Directors, owns more than 10% of Synchrony Labs, LLC. Expenses under the agreement were approximately $0.1 million for the year ended December 31, 2023.

Director Independence

The Board, in the exercise of its reasonable business judgment, has determined that each of our current directors qualify as independent directors pursuant to the applicable NYSE American and SEC rules and regulations, except Mr. Fernando, who is currently employed as our President and Chief Executive Officer.

Board Leadership Structure and Role in Risk Management

The Company has a separate Chair of the Board, Mr. Milne, and Chief Executive Officer, Mr. Fernando. We believe that having an independent director serve as our Chair allows our Chief Executive Officer to focus on our daily business, while allowing the Chair of the Board to fulfill the fundamental Board leadership role, which includes providing advice to and independent oversight of our management.

The Chair of the Board role requires significant additional commitment, particularly as the Board’s oversight responsibilities continue to grow due to our expanding business operations. Our Board is committed to good corporate governance and believes that it is appropriate for an independent, highly-qualified, director to serve as its Chair of the Board.

Our Chair of the Board is responsible for the orderly functioning of our Board and enhancing its effectiveness. Our Chair guides Board processes, provides input on agenda items and presides at Board meetings. Additionally, our Chair acts as a liaison between our Board members and our executive management team, consulting regularly and providing guidance on Board-related matters.

The Board’s role in the risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory and strategic and reputational risks, including with respect to inflation, conflicts including the war in Ukraine and in Gaza, and the economic uncertainties, including those related to the global pandemic. In connection with its reviews of the operations of the Company’s business and its corporate functions, the Board considers and addresses the primary risks associated with these operations and functions. Our full Board regularly engages in discussions of the most significant risks that the Company is facing and how these risks are being managed.

In addition, each of the Board’s Committees, and particularly the Audit Committee, plays a role in overseeing risk management issues that fall within such Committee’s areas of responsibility. Senior management reports on at least a quarterly basis to the Audit Committee on the most significant risks facing the Company from a financial reporting perspective and highlights any new risks that may have arisen since the Audit Committee last met. The Audit Committee also meets regularly in executive sessions with the Company’s independent registered public accounting firm and reports any findings or issues to the full Board. In performing its functions, the Audit Committee and each standing committee of the Board has full access to management, as well as the ability to engage advisors. The Board receives regular reports from each of its standing committees regarding each committee’s particularized areas of focus.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

BDO USA, P.C. (“BDO”) has served as the independent registered public accounting firm of the Company since 2013. The following table sets forth the fees billed to the Company by BDO for audits of the Company’s consolidated annual consolidated financial statements and other services for the years ended December 31, 2023 and 2022.
	2023	2022
Audit Fees	$567,206	$513,113
Audit-Related Fees	$—	$—
Tax Fees	$—	$73,407
All Other Fees	$—	$—
Total Fees	$567,206	$586,520

Audit Fees. This category includes fees billed by BDO in 2023 and 2022 for professional services for the audit of our annual consolidated financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes fees billed in the fiscal years shown for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under the category “Audit Fees.”

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).

(1)	The financial statements are included in the Original Filing

(2)
Consolidated Financial Statement Schedules: The information required by this item has been omitted in this report because they are not applicable, not required under these instructions, or included in the consolidated financial statements or related notes thereto contained in Item 8 of the Original Filing.

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

10.3.2 +	Form of Employee Restricted Stock Unit/Performance Restricted Stock Unit Award Notice (incorporated by reference to Exhibit 10.3.2 to the Original Filing).
10.433 +
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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Original Filing)
23.1	Consent of BDO USA, P.C. (filed as Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024)
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
97	Compensation Recoupment Policy of Asensus Surgical, Inc., effective October 2, 2023. (incorporated by reference to Exhibit 97 to the Original Filing)
104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in Inline XBRL.

+	A management contract, compensatory plan or arrangement required to be separately identified.
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

April 29, 2024	Asensus Surgical, Inc.

	By:	/s/ Anthony Fernando
Anthony Fernando
President, Chief Executive Officer
and a Director
(principal executive officer)

	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officers
(principal financial officer and principal accounting officer)