Form 10-Q
period 2024-03-31
ASENSUS SURGICAL, INC.
filed 2024-05-14
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock, as of May 7, 2024 was 272,331,675.

ASENSUS SURGICAL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Product	$313	$293
Service	285	195
Lease	525	488
Total revenue	1,123	976

Cost of revenue:
Product	1,681	1,225
Service	452	749
Lease	923	973
Total cost of revenue	3,056	2,947
Gross loss	(1,933)	(1,971)

Operating expenses:
Research and development	8,091	10,139
Sales and marketing	3,642	4,553
General and administrative	4,374	5,468
Amortization of intangible assets	114	112
Change in fair value of contingent consideration	6,480	105
Total operating expenses	22,701	20,377
Operating loss	(24,634)	(22,348)
Other income (expense), net
Change in fair value of warrant liabilities	2,116	-
Interest income	126	439
Other expense, net	(59)	(218)
Total other income (expense), net	2,183	221
Loss before income taxes	(22,451)	(22,127)
Income tax expense	(46)	(91)
Net loss	(22,497)	(22,218)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.08)	$(0.09)
Weighted average number of shares used in computing net loss per common share - basic and diluted	269,265	238,280

Comprehensive loss:
Net loss	(22,497)	(22,218)
Foreign currency translation (loss) gain	(494)	550
Unrealized gain on available-for-sale investments	8	307
Comprehensive loss	$(22,983)	$(21,361)

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$6,995	$17,096
Short-term investments, available-for-sale	994	3,971
Accounts receivable, net	675	3,508
Inventories	5,958	7,172
Prepaid expenses	3,314	3,143
Other current assets	1,312	1,496
Total Current Assets	19,248	36,386

Restricted cash	1,483	1,642
Inventories, net of current portion	3,954	4,043
Property and equipment, net	8,630	8,959
Intellectual property, net	1,114	1,237
Net deferred tax assets	37	44
Operating lease right-of-use assets, net	4,926	5,165
Other long-term assets	1,422	1,610
Total Assets	$40,814	$59,086

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,036	$4,145
Accrued employee compensation and benefits	3,814	5,390
Accrued expenses and other current liabilities	1,243	1,636
Contingent consideration, current	8,700	-
Operating lease liabilities, current	1,056	1,036
Deferred revenue	439	421
Total Current Liabilities	19,288	12,628

Long-Term Liabilities:
Deferred revenue - less current portion	330	290
Contingent consideration	-	2,220
Warrant liabilities	3,772	5,888
Noncurrent operating lease liabilities	4,400	4,646
Total Liabilities	27,790	25,672

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at March 31, 2024 and December 31, 2023; 271,986,369 and 264,921,526 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	272	265
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	975,715	973,129
Accumulated deficit	(961,865)	(939,368)
Accumulated other comprehensive loss	(1,098)	(612)
Total Stockholders' Equity	13,024	33,414
Total Liabilities and Stockholders' Equity	$40,814	$59,086

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	264,922	$265	-	$-	$973,129	$(939,368)	$(612)	$33,414
Stock-based compensation	-	-	-	-	1,745	-	-	1,745
Issuance of common stock related to vesting of restricted stock units	4,012	4	-	-	-	-	-	4
Shares withheld related to net share settlement of equity awards	-	-	640	1	(135)	-	-	(134)
Cancellation of treasury stock	-	-	(640)	(1)	-	-	-	(1)
Issuance of common stock, net of issuance costs	3,052	3			976			979
Other comprehensive income	-	-	-	-	-	-	(486)	(486)
Net loss	-	-	-	-	-	(22,497)	-	(22,497)
Balance, March 31, 2024	271,986	272	-	$-	$975,715	$(961,865)	$(1,098)	$13,024

Balance, December 31, 2022	236,895	$237	-	$-	$962,731	$(860,935)	$(2,388)	$99,645
Stock-based compensation	-	-	-	-	1,916	-	-	1,916
Exercise of stock options	13	-	-	-	5	-	-	5
Issuance of common stock related to vesting of restricted stock units	2,434	2	-	-	-	-	-	2
Shares withheld related to net share settlement of equity awards	-	-	649	1	(490)	-	-	(489)
Cancellation of treasury stock	-	-	(649)	(1)	-	-	-	(1)
Other comprehensive income	-	-	-	-	-	-	857	857
Net loss	-	-	-	-	-	(22,218)	-	(22,218)
Balance, March 31, 2023	239,342	$239	-	$-	$964,162	$(883,153)	$(1,531)	$79,717

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(22,497)	$(22,218)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	841	813
Amortization of intangible assets	114	112
Accretion of discounts and premiums on investments, net	(15)	(89)
Stock-based compensation	1,745	1,916
Deferred tax expense	-	91
Bad debt expense	(2)	-
Change in inventory reserves	959	(374)
Change in fair value of warrant liabilities	(2,116)	-
Change in fair value of contingent consideration	6,480	105

Changes in operating assets and liabilities:
Accounts receivable	2,776	1,607
Inventories	(559)	203
Operating lease right-of-use assets	177	187
Prepaid expenses	(183)	250
Other current and long-term assets	313	(27)
Accounts payable	(74)	1,608
Accrued employee compensation and benefits	(1,523)	(1,120)
Accrued expenses and other current liabilities	(359)	(93)
Deferred revenue	73	(13)
Operating lease liabilities	(158)	(206)
Net cash and cash equivalents used in operating activities	(14,008)	(17,248)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	-	(2,949)
Proceeds from maturities of available-for-sale investments	3,000	32,750
Purchase of property and equipment	-	(64)
Net cash and cash equivalents provided by investing activities	3,000	29,737

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	982	-
Taxes paid related to net share settlement of vesting of restricted stock units	(171)	(488)
Proceeds from exercise of stock options	-	5
Net cash and cash equivalents provided by (used in) financing activities	811	(483)

Effect of exchange rate changes on cash and cash equivalents	(63)	403
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,260)	12,409
Cash, cash equivalents and restricted cash, beginning of period	18,738	7,470
Cash, cash equivalents and restricted cash, end of period	$8,478	$19,879

Supplemental Disclosure for Cash Flow Information
Cash paid for leases	$351	$330
Cash paid for taxes	$87	$190

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventory to property and equipment	$630	$112
Lease liabilities arising from obtaining right-of-use assets	$72	$45

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The results reported in these unaudited interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Fiscal Year 2023 Form 10-K. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim condensed consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, necessary for a fair statement of its financial position, results of operations, and cash flows of the Company for all periods presented.

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern basis of accounting, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $961.9 million as of March 31, 2024. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The Company will need to obtain additional financing to execute its business plan. Management's plan to obtain additional resources for the Company includes a potential sale of the Company and, if that is not successful, additional sales of equity, traditional financing, such as loans, entry into strategic collaborations, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of its markets, or, if all such alternatives are not successful, a bankruptcy filing. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to meet its existing obligations, and to continue as a going concern within one year from the date that these financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Risk and Uncertainties

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: the historical lack of profitability; the risk that the Company will not be able to successfully negotiate a definitive merger agreement with from KARL STORZ SE & Co. KG (“KARL STORZ”) or, if such definitive agreement is executed, successfully obtain all necessary approvals to consummate the possible transaction described in Note 17; the Company’s ability to raise additional capital; its ability to successfully develop, clinically test and commercialize its products and products in development; negative impacts on the Company's operations caused by the hostilities in the Middle East and other geopolitical factors; the success of its market development efforts; the timing and outcome of the regulatory review process for its products; changes in the healthcare regulatory environments of the United States, the European Union, Japan, Taiwan, and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution company; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include impairment considerations for long-lived assets, fair value estimates related to contingent consideration, stock-based compensation expense, revenue recognition, short-term investments, fair value estimates related to warrant liabilities, changes in inventory reserves, inventory classification between current and non-current, measurement of lease liabilities and corresponding right-of-use (“ROU”) assets, and deferred tax asset valuation allowances.

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the Fiscal Year 2023 Form 10-K.

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

In December 2023, the FASB issues ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU looks to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign.

This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

3.	Revenue Recognition

The following table presents revenue disaggregated by type and geography:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
U.S.
Instruments and accessories	$51	$60
Services	87	75
Leases	68	71
Total U.S. revenue	206	206

Outside of U.S. ("OUS")
Instruments and accessories	262	233
Services	198	120
Leases	457	417
Total OUS revenue	917	770

Total
Instruments and accessories	313	293
Services	285	195
Leases	525	488
Total revenue	$1,123	$976

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to remaining performance obligations as of March 31, 2024 was $0.8 million, which is expected to be recognized over one to four years.

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

Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each reporting period was $0.2 million, which was included in the deferred revenue balance of $0.7 million and $0.5 million as of December 31, 2023, and 2022, respectively.

The following information summarizes the Company’s contract assets and liabilities:

	March 31, 2024	December 31, 2023
	(in thousands)
Contract assets	$74	$95
Deferred revenue	$769	$711

Senhance System Leasing

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the right to purchase the leased Senhance System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the Senhance System. For the three months ended March 31, 2024, and 2023, variable lease revenue related to usage-based arrangements was not material.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for expected credit losses was $1.6 million as of March 31, 2024 and December 31, 2023. The Company recorded immaterial amounts for expected credit losses during the three months ended March 31, 2024 and 2023.

The Company had three customers that accounted for 23%, 15% and 12%, respectively of the Company’s net accounts receivable as of March 31, 2024. The Company had one customer that accounted for 83% of the Company’s net accounts receivable as of December 31, 2023.

4.	Fair Value Measurements

As of March 31, 2024 and December 31, 2023, carrying amounts reported on the Company’s balance sheet for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, employee-related liabilities, accrued expenses and other current liabilities, and deferred revenue approximate their respective fair value due to liquidity and short-term nature of these items.

The Company records certain assets and liabilities at fair value. ASC 820 – Fair Value Measurement states that fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. As such, the fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy that prioritizes the inputs used in measuring fair value, is comprised of:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable through correlation with market data; and

Level 3 – Unobservable inputs that are supported by little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2024 and December 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents (1)	$6,995	$-	$-	6,995
Restricted cash	1,483	-	-	1,483
Short-term investments	-	994	-	994
Total assets	$8,478	$994	$-	$9,472
Liabilities:
Contingent consideration	$-	$-	$8,700	$8,700
Warrant liabilities			$3,772	$3,772
Total liabilities	$-	$-	$12,472	$12,472

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents (1)	$17,096	$-	$-	$17,096
Restricted cash	1,642	-	-	1,642
Short-term investments	-	3,971	-	3,971
Total assets	$18,738	$3,971	$-	$22,709
Liabilities:
Contingent consideration	$-	$-	$2,220	$2,220
Warrant liabilities	-	-	5,888	5,888
Total liabilities	$-	$-	$8,108	$8,108

(1)  Includes investments that are readily convertible to cash with original maturities of 90 days or less.

Warrant Liabilities

Warrant liabilities was recorded at its initial estimated fair value. Adjustments associated with changes in fair value of warrant liabilities are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The following table summarizes changes in estimated fair value of the warrant liabilities as of March 31, 2024:

Fair value
(in thousands)
Balance at December 31, 2023	$5,888
Change in estimated fair value	(2,116)
Balance at March 31, 2024	$3,772

The fair value of the warrant liabilities was estimated using the Black-Scholes option pricing model, which is based on unobservable inputs and is designated as Level 3 in the fair value hierarchy. The following table summarizes the assumptions used in determining fair value of warrant liabilities:

	As of March 31, 2024	As of December 31, 2023
Expected volatility	116%	117%
Risk-free interest rate	4.2%	3.8%
Expected life (in years)	4.3	4.6
Expected dividend yield	0.0%	0.0%

Contingent Consideration

Contingent consideration represents a liability related to the Company’s 2015 acquisition of the Senhance System (the “Senhance Acquisition”). Adjustments associated with changes in fair value of contingent consideration are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is related to a milestone of €15.0 million which shall be payable upon achievement of trailing revenues from sales or services contracts of the Senhance System of at least €25.0 million over a calendar quarter or in the event that (i) the Company is acquired, (ii) the Company significantly reduces or suspends selling efforts of the Senhance System, or (iii) the Company acquires a business that offers alternative products that are directly competitive with the Senhance System. On March 28, 2024, the Company entered into a non-binding letter of intent with KARL STORZ for a potential acquisition of the Company by KARL STORZ (the “Potential Acquisition”). If the Potential Acquisition is successfully negotiated, a definitive agreement is signed, and the Potential Acquisition is approved by all necessary parties, including the Company’s stockholders, the contingent consideration becomes immediately payable. Our valuation of the contingent consideration is management’s best estimate of the probability-weighted fair value of the consideration under the Potential Acquisition, assuming a 50% probability that the Potential Acquisition would occur and the timing of achievement of trailing revenue of at least €25.0 million over a calendar quarter. If the facts or circumstances should change regarding the assumption of the probability of the Potential Acquisition occurring, this could have a material impact on the fair value of the contingent consideration. The following table summarizes changes in estimated fair value of the contingent consideration for the three months ended March 31, 2024 and 2023:

Fair value
(in thousands)
Balance at December 31, 2022	$1,256
Change in estimated fair value	105
Balance at March 31, 2023	$1,361

Balance at December 31, 2023	$2,220
Change in estimated fair value	6,480
Balance at March 31, 2024	$8,700

The following table presents quantitative information about the inputs and valuation methodologies used for fair value measurement of contingent consideration liability utilizing a probability of occurrence related to the Potential Acquisition and a Monte-Carlo simulation method as of March 31, 2024 and a Monte-Carlo simulation method as of December 31, 2023:

	Valuation Methodology	Significant Unobservable Inputs	March 31, 2024	December 31, 2023

Contingent consideration	Probability weighted income approach	Milestone date	2032	2032
		Revenue discount rate	10.0%	10.0%
		Revenue volatility	32.5%	35.0%
		EUR-to-USD exchange rate	1.08	1.10
		Probability of occurrence	50.0%	-

During the three months ended March 31, 2024, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of fair value categories.

5.	Investments, Available for Sale

The aggregate fair values of investment securities along with cumulative unrealized gains and losses determined on an individual investment security basis and included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:

	March 31, 2024
					Balance Sheet Classification
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments
	(in thousands)
Corporate bonds	$995	$-	$(1)	$994	$994
Total investments	$995	$-	$(1)	$994	$994

	December 31, 2023
					Balance Sheet Classification
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term investments
	(in thousands)
Corporate bonds	$3,981	$-	$(10)	$3,971	$3,971
Total investments	$3,981	$-	$(10)	$3,971	$3,971

As of March 31, 2024, contractual maturities of available-for-sale investments were one year or less. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. There were no sales of investments or gross realized gains or losses for the three months ended March 31, 2024 or 2023.

6.	Inventories

The components of inventory are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Finished goods	$7,422	$9,200
Raw materials	2,490	2,015
Total inventories	$9,912	$11,215

Current portion	$5,958	$7,172
Long-term portion	3,954	4,043
Total inventories	$9,912	$11,215

7.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property are as follows:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
	(in thousands)
Developed technology	$68,838	$(66,988)	$(861)	$989
Technology and patents purchased	400	(289)	14	125
Total intellectual property	$69,238	$(67,277)	$(847)	$1,114

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
	(in thousands)
Developed technology	$68,838	$(66,902)	$(837)	$1,099
Technology and patents purchased	400	(279)	17	138
Total intellectual property	$69,238	$(67,181)	$(820)	$1,237

8.	Leases

Lessee Information

Components of operating lease expense recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Long-term operating	$453	$451

Supplemental balance sheet information related to finance and operating leases was as follows:

	March 31, 2024			December 31, 2023
Weighted-average remaining lease term (in years)	5.5			5.7
Weighted-average discount rate	9.1%			9.2%
Incremental borrowing rate	7.1%	-	23.0%	7.1%	-	23.0%

Maturities of finance and operating lease obligations as of March 31, 2024 were as follows (in thousands):

Fiscal Year
Remainder of 2024	1,144
2025	1,386
2026	1,051
2027	1,003
2028	827
2029 and thereafter	1,406
Total minimum lease payments	$6,817
Less: Amount of lease payments representing interest	(1,361)
Present value of future minimum lease payments	$5,456

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Consulting and other vendors	$145	$461
Royalties	50	9
Legal and professional fees	132	411
Taxes and other assessments	916	755
Total accrued expenses and other current liabilities	$1,243	$1,636

10.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of (0.3)% for the year ending December 31, 2024. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (0.2)% and (0.4)%, respectively.

The Company incurred losses for the three months ended March 31, 2024, and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

The total tax expense during the three months ended March 31, 2024 and 2023, was a benefit of approximately $0.05 million and of $0.09 million, respectively.

At March 31, 2024, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2024; no GILTI tax has been recorded for the three months ended March 31, 2024 or 2023.

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

Stock Options

The following table summarizes options outstanding as of March 31, 2024, as well as activity, including grants to non-employees, for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2023	10,444,679	$3.20	4.80
Granted	5,552,790	0.26
Cancelled	(36,406)	10.24
Outstanding at March 31, 2024	15,961,063	$2.16	5.37	$-
Vested or expected to vest at March 31, 2024	14,795,731	$2.30	5.27	$-
Exercisable at March 31, 2024	7,862,867	$3.97	4.25	$-

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Three Months Ended March 31,
	2024			2023
Expected volatility	126%	-	127%	124%	-	126%
Risk-free interest rate	4.06%	-	4.07%	3.73%	-	4.14%
Expected life (in years)	4.3	-	4.5	4.3	-	4.5
Expected dividend yield	0%			0%
Weighted average grant date fair value	$0.22			$0.60

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding as of March 31, 2024, as well as activity, including performance restricted stock units, granted, vested and forfeited, for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	12,326,177	$0.81
Granted	14,647,450	$0.26
Vested	(4,655,843)	$0.97
Forfeited	(1,358,970)	$0.67
Unvested at March 31, 2024	20,958,814	$0.40

Vesting of Performance-Based Restricted Stock Units

In 2024 and 2023, the Company granted performance-based restricted stock units (“PRSUs”). The number of shares earnable under the 2023 awards were based on achieving certain operational targets by December 31, 2023 (for the PRSUs granted in 2023). In February 2024, the Board determined that the operational targets for PRSU awards granted in 2023 were 50% achieved and as a result, the 2023 PRSUs were 50% earned and remain subject to three-year time-based vesting requirements. The other 50% of the 2023 PRSUs were forfeited.

Stock-Based Compensation Expense

The following table summarizes non-cash stock-based compensation expense by award type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options	$425	$665
Restricted stock units	956	859
Performance restricted stock units	364	392
	$1,745	$1,916

As of March 31, 2024, the unrecognized stock-based compensation expense related to stock options was approximately $2.4 million, which is expected to be recognized over a weighted average period of 2.3 years. As of March 31, 2024, the unrecognized stock-based compensation expense related to unvested restricted stock units and performance restricted stock units was approximately $6.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

12.	Shareholder’s Equity

2022 At-The Market Offering

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

The following table presents details about common stock issued pursuant to the 2022 ATM Offering (in thousands, except share and per share amounts):

Three Months Ended March 31, 2024
Shares of common stock issued	3,051,837
Average price per share	$0.33
Gross proceeds	$1,009
Commission paid to agents	$(30)
Net proceeds	$979

13.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, and warrants. No adjustments have been made to the basic weighted average outstanding common shares figures for the three months ended March 31, 2024 or 2023 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in the computation of diluted net loss per share are as follows:

	March 31,
	2024	2023
Stock options	15,961,063	10,319,169
Nonvested restricted stock units	20,958,814	12,657,094
Stock warrants	24,830,500	1,021,076
Total	61,750,377	23,997,339

14.	Commitments and Contingencies

License and Supply Agreements

The Company has purchase orders with various suppliers for certain tooling, supplies, contract engineering and research services. Commitments related to these agreements and purchase orders are as follows (in thousands):

Fiscal Year
2025	$300
2026	300
Total commitments	$600

15.	Segments and Geographic Areas

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

The following table presents long-lived assets (which include property and equipment and operating lease assets) by geographic area:

	March 31, 2024	December 31, 2023
U.S.	28%	29%
EMEA	70%	68%
Asia	2%	3%
Total	100%	100%

The following table presents revenue by geographic area based on the country in which the customer is based:

	Three Months Ended March 31,
	2024	2023

US	18%	21%
EMEA	66%	58%
Asia	16%	21%
Total	100%	100%

For the three months ended March 31, 2024, the Company had no customer who accounted for more than 10% of revenue. For the three months ended March 31, 2023, the Company had two customers that accounted for 13% and 11% of revenue.

16.	Related Party Transactions

In March 2018, Asensus Surgical Europe S.à r.l entered into a Service Supply Agreement with 1 Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in and is President of the board of 1 Med S.A. Expenses under the Service Supply Agreement were approximately zero and $0.02 million for the three months ended March 31, 2024 and 2023, respectively.

17.	Subsequent Events

On March 28, 2024, the Company agreed to and accepted a non-binding letter of intent (the “letter of intent”) from KARL STORZ to engage in diligence and negotiations regarding the terms of a proposed acquisition of the Company by KARL STORZ (the “Potential Acquisition”). KARL STORZ proposed to acquire 100% of the Company's outstanding shares for $0.35 per share in cash. The letter of intent provides an exclusivity period that began on March 28, 2024, and extended for one week. KARL STORZ has the right to extend the exclusivity period in one-week increments, up to a total of ten weeks (the “Exclusivity Period”); provided that KARL STORZ makes the weekly payments under the Note described below. During the Exclusivity Period, the Company will not engage in negotiations for alternative transactions, KARL STORZ will be conducting diligence and the parties will be negotiating a definitive merger agreement. KARL STORZ has the right to elect not to extend the Exclusivity Period on a weekly basis.

On April 3, 2024, the Company issued a promissory note in favor of KARL STORZ in the principal amount of up to $20 million (the “Note”). The Note provides bridge funding for the Company as it pursues a potential transaction with KARL STORZ. Under the Note, KARL STORZ provides $1 million of funding to the Company for each week the Exclusivity Period is extended. The first payment under the Note occurred on April 3, covering the first week of the Exclusivity Period. As of the date of this filing, KARL STORZ has extended the Exclusivity Period six times, paying $1 million each week. The Exclusivity Period will currently end on May 15, 2024, if not extended. If a definitive merger agreement for the Potential Acquisition is executed by the parties, the Company will have the option to secure two $5 million payments under the Note as it seeks to secure stockholder approval for the Proposed Acquisition.

The Note is secured by a first priority security interest on all tangible and intangible assets of the Company and each of its direct and indirect subsidiaries. Each of its subsidiaries also serves as a guarantor under the Note. The Note bears interest at a rate of SOFR plus 10%, compounded monthly on the outstanding principal, and accrues interest until paid. The Maturity Date under the Note is the earliest of (i) the date that is thirty days after the Company ceases discussions with respect to the Potential Acquisition or determines not to proceed with the Potential Acquisition on the terms set forth in the letter of intent, (ii) the date that is sixty days after the lapse of the Exclusivity Period due to KARL STORZ’s election not to extend such period, (iii) the date that is thirty days after a definitive merger agreement is terminated in connection with (A) any breach of the definitive merger agreement by the Company, (B) a change of recommendation or failure to publicly reconfirm the Board of Director’s recommendation in favor of the Potential Acquisition under the definitive merger agreement by the Board of Directors of the Company, or (C) the Company entering into an Alternative Transaction (as defined in the letter of intent), (iv) the date that is sixty days after the definitive merger agreement is terminated under any other circumstances not set forth in the preceding subclause (iii) and (v) October 30, 2024.

In addition, on April 3, 2024, each of the Company and its subsidiaries Asensus Surgical US, Inc., Asensus Surgical Europe S.à r.l. and Asensus Surgical Italia S.r.l. entered into an Intellectual Property Security Agreement as grantors to secure the obligations under the Note with a security interest in the U.S. patents held by such grantors.

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, the Potential Acquisition, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including whether the Potential Acquisition by KARL STORZ SE & Co. KG (“KARL STORZ”) will occur, the results of the due diligence investigation by KARL STORZ, the possibility that KARL STORZ will terminate the exclusivity period, whether the parties will successfully negotiate and enter into a definitive merger agreement and, if so, whether it will be approved, the risk that the terms of the definitive agreement may not be as favorable to the Company’s stockholders as proposed in the letter of intent, including the purchase price, the timing of execution of such agreement, the availability and sufficiency for funding the Company’s near-term operations of up to $20 million available under the Note, if received, whether the Company will be able to repay the Note if the Potential Acquisition is not consummated, our ability to grow utilization of our Senhance Systems and our ability to advance development of our next-generation products. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including, without limitation, the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Condensed Consolidated Financial Statements” and “Risk Factors” in this report, as well as the disclosures made in the Asensus Surgical, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, as amended (as amended, the “Fiscal Year 2023 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to Asensus Surgical, Inc., including its subsidiaries Asensus Surgical US, Inc., Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.àr.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

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

Since inception, we have been unprofitable. As of March 31, 2024, we had an accumulated deficit of $961.9 million and there is substantial doubt about our ability to continue as a going concern. We operate in one business segment.

As of the date of this filing, the Company continues to manage cash prudently and believes it has cash into the third quarter of 2024, largely due to the funding under the Note discussed below.

On March 28, 2024, the Company agreed to and accepted a non-binding letter of intent (the “letter of intent”) from KARL STORZ SE & Co. KG (“KARL STORZ”) to engage in diligence and negotiations regarding the terms of a proposed acquisition of the Company by KARL STORZ (the “Potential Acquisition”). KARL STORZ proposed to acquire 100% of the Company's outstanding shares for $0.35 per share in cash. The letter of intent provides an exclusivity period that began on March 28, 2024, and extended for one week. KARL STORZ has the right to extend the exclusivity period in one-week increments, up to a total of ten weeks (the “Exclusivity Period”); provided that KARL STORZ makes the weekly payments under the Note described below. During the Exclusivity Period, the Company will not engage in negotiations for alternative transactions, KARL STORZ will be conducting diligence and the parties will be negotiating a definitive merger agreement. KARL STORZ has the right to elect not to extend the Exclusivity Period on a weekly basis.

On April 3, 2024, the Company issued a promissory note in favor of KARL STORZ in the principal amount of up to $20 million (the “Note”). The Note provides bridge funding for the Company as it pursues a potential transaction with KARL STORZ. Under the Note, KARL STORZ provides $1 million of funding to the Company for each week the Exclusivity Period is extended. The first payment under the Note occurred on April 3, covering the first week of the Exclusivity Period. As of the date of this filing, KARL STORZ has extended the Exclusivity Period six times, paying $1 million each week. The Exclusivity Period will currently end on May 15, 2024, if not extended. If a definitive merger agreement for the Potential Acquisition is executed by the parties, the Company will have the option to secure two $5 million payments under the Note as it seeks to secure stockholder approval for the Proposed Acquisition.

The Note is secured by a first priority security interest on all tangible and intangible assets of the Company and each of its direct and indirect subsidiaries. Each of its subsidiaries also serves as a guarantor under the Note. The Note bears interest at a rate of SOFR plus 10%, compounded monthly on the outstanding principal, and accrues interest until paid.

In addition, on April 3, 2024, each of the Company and its subsidiaries Asensus Surgical US, Inc., Asensus Surgical Europe S.à r.l. and Asensus Surgical Italia S.r.l. entered into an Intellectual Property Security Agreement as grantors to secure the obligations under the Note with a security interest in the U.S. patents held by such grantors.

We are aware that the Potential Acquisition is and will remain time consuming, may divert management’s attention from the daily operations of the business, and that entry into a definitive merger agreement, or if entered into, successful receipt of all necessary approvals, including a vote of our stockholders approving the Potential Acquisition is not assured. We may need to pursue alternative pathways, including, but not limited to, debt financing, sale of assets or equity-based financing. If none of these alternatives are consummated, we may need to suspend our product development programs, including the LUNA System, and take other actions to preserve cash. We may also need to seek bankruptcy protection if these measures are insufficient or unsuccessful.

Recent Financing Transactions

2022 At-The -Market Offering

On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc, collectively, “the Agents”. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could offer and sell, from time to time, at its option, shares of its common stock for an aggregate offering price of up to $100.0 million. During the three months ended March 31, 2024, the Company sold 3,051,837 shares of common stock for an aggregate net proceeds of $1.0 million.

Results of Operations - Comparison of Three Months Ended March 31, 2024 and 2023

Revenue

Both in the first quarter of 2024 and 2023, our revenue consisted of ongoing Senhance Systems’ leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended March 31, 2024 and 2023 remained constant at approximately $0.3 million.

Service revenue for the three months ended March 31, 2024 increased to $0.3 million compared to $0.2 million for the three months ended March 31, 2023.

Lease revenue for the three months ended March 31, 2024 and 2023 remained constant at approximately $0.5 million.

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

Product cost for the three months ended March 31, 2024 increased to $1.7 million as compared to $1.2 million for the three months ended March 31, 2023. The $0.5 million increase primarily consists of $0.7 million increase in the change in inventory reserves and a $0.2 million increase in inventory adjustments, partially offset by a $0.2 million decrease in in product costs, an $0.1 million decrease in personnel costs and an $0.1 million decrease in supplies.

Service cost for the three months ended March 31, 2024 decreased to $0.5 million as compared to $0.7 million for the three months ended March 31, 2023. The $0.2 million decrease relates to a decrease in materials costs. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the three months ended March 31, 2024 decreased to $0.9 million as compared to $1.0 million for the three months ended March 31, 2023. The $0.1 million decrease primarily relates to decrease in material costs.

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

R&D expenses for the three months ended March 31, 2024 decreased 20% to $8.1 million as compared to $10.1 million for the three months ended March 31, 2023. The $2.0 million decrease primarily relates to a $2.4 million decrease in contract engineering services, consulting, and other outside services and a $0.3 million decrease in supplies costs. This was partially offset by a $0.5 million increase in personnel costs and a $0.2 million increase in testing and enhancement of our products.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing and clinical support personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical evaluations and consulting expenses.

Sales and marketing expenses for the three months ended March 31, 2024 decreased 22% to $3.6 million compared to $4.6 million for the three months ended March 31, 2023. The $1.0 million decrease was primarily related to decreased consulting expenses of $0.6 million, decreased travel costs of $0.2 million, decreased supplies of $0.1 million and decreased depreciation of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal, IT and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2024 decreased to $4.4 million compared to $5.5 million for the three months ended March 31, 2023. The $1.1 million decrease was primarily related to a $0.5 million decrease in personnel costs, a $0.4 million decrease in consulting expenses, a $0.1 million decrease in travel costs and a $0.1 million decrease in facility expenses.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2024 and 2023 remained constant at approximately $0.1 million for the three months ended March 31, 2023.

Change in Fair Value of Contingent Consideration

Contingent consideration represents a liability related to the Company’s 2015 acquisition of the Senhance System (the “Senhance Acquisition”). The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $6.5 million increase for the three months ended March 31, 2024 compared to an $0.1 million decrease for the three months ended March 31, 2023. The increase was primarily due to changes in our valuation of the contingent consideration based on the probability-weighted fair value of the consideration under the Potential Acquisition, which is expected to close in August 2024, assuming a 50% probability that the Potential Acquisition would occur and the timing of achievement of trailing revenue of at least €25.0 million over a calendar quarter.

Other Income (Expense), net

Other income for the three months ended March 31, 2024 increased to $2.2 million income compared to approximately $0.2 million income for the three months ended March 31, 2023. The $2.0 million change primarily relates to the change in the fair value of warrant liabilities due to a decrease in the market price of the Company’s common stock at March 31, 2024.

Income Tax Expense

The Company recorded $0.05 million income tax benefit for the three months ended March 31, 2024 compared to $0.09 million income tax expense for the three months ended March 31, 2023. The $0.04 million change primarily relates to current income tax expense of profitable foreign jurisdictions in Japan and Netherlands for the three months ended March 31, 2024 compared to Japan, Israel, and the Netherlands for the same period in 2023.

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $961.9 million as of March 31, 2024. The Company has not established sufficient revenues to cover its operating costs and will require additional capital to continue as a going concern. As of March 31, 2024, the Company had cash, cash equivalents, and short-term investments, excluding restricted cash, of approximately $8.0 million. We believe that our existing cash, cash equivalents, and short-term investments, together with cash received from product, service, and lease sales, and funding under the Note received to date, will be sufficient to meet our anticipated cash needs into the third quarter of 2024. We cannot be certain that we will receive the entire $20 million in funding under the Note, which would have a significant impact on our cash position.

The Maturity Date under the Note is the earliest of (i) the date that is thirty days after the Company ceases discussions with respect to the Potential Acquisition or determines not to proceed with the Potential Acquisition on the terms set forth in the letter of intent, (ii) the date that is sixty days after the lapse of the Exclusivity Period due to KARL STORZ’s election not to extend such period, (iii) the date that is thirty days after a definitive merger agreement is terminated in connection with (A) any breach of the definitive merger agreement by the Company, (B) a change of recommendation or failure to publicly reconfirm the Board of Director’s recommendation in favor of the Potential Acquisition under the definitive merger agreement by the Board of Directors of the Company, or (C) the Company entering into an Alternative Transaction (as defined in the letter of intent), (iv) the date that is sixty days after the definitive merger agreement is terminated under any other circumstances not set forth in the preceding subclause (iii) and (v) October 30, 2024. In addition to the principal of the Note, we would owe accrued interest and a prepayment premium equal to 5% of the principal amount of the Note. If for any reason funding stops under the Note prior to consummation of a Potential Acquisition, we will promptly implement significant cash preservation activities.

If the Potential Acquisition is not consummated, the Company will need to obtain additional financing to proceed with its business plan. Management's plan to obtain additional resources for the Company include completion of the Potential Acquisition, and, if that is not successful, additional sales of equity, traditional financing, such as loans, entry into a strategic collaboration, entry into an out-licensing arrangement or provision of additional distribution rights in some or all of its markets. However, management cannot provide any assurance that the Company will be successful in accomplishing any or all of its plans. If sufficient funds are not received on a timely basis, the Company would then need to purse a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: the historical lack of profitability; the Company’s ability to raise additional capital, the success of the Company’s LUNA System development plans and its ability to fund such plans, the Company’s ability to grow its placements and increase utilization of the Senhance System by customers; its ability to successfully develop, clinically test, obtain regulatory clearance for and commercialize its products and products in development; negative impacts on the Company's operations caused by the hostilities in the Middle East and other geopolitical factors; the success of its market development efforts; the timing and outcome of the regulatory review process for its products; changes in the healthcare regulatory environments of the United States, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution company; competition in the market for robotic and digital surgical devices; and its ability to identify and pursue development of additional products. In addition, the Company is subject to risks related to the Potential Acquisition, including, but not limited to whether the Potential Acquisition by KARL STORZ will occur, the results of the due diligence investigation by KARL STORZ, the possibility that KARL STORZ will terminate the exclusivity period, whether the parties will successfully negotiate and enter into a definitive merger agreement and, if so, whether it will be approved, the risk that the terms of the definitive agreement may not be as favorable to the Company’s stockholders as proposed in the letter of intent, including the purchase price, the timing of execution of such agreement, the availability and sufficiency for funding the Company’s near-term operations of up to $20 million available under the Note, if received, whether the Company will be able to repay the Note if the Potential Acquisition is not consummated.

Sources of Liquidity

Our principal sources of liquidity to date have been cash proceeds from issuance of common stock pursuant to public offerings, incurrence of debt and proceeds from sales and maturities of investments.

Our cash flows for the three months ended March 31, 2024 and 2023 were are follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash (used in) provided by
Operating activities	$(14.0)	$(17.2)
Investing activities	3.0	29.7
Financing activities	0.8	(0.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10.3)	$12.4

Operating Activities

For the three months ended March 31, 2024, cash used in operating activities of $14.0 million consisted of a net loss of $22.5 million, non-cash items of $8.0 million and changes in operating assets and liabilities of $0.5 million. The non-cash items primarily consisted of $6.5 million of change in fair value of contingent consideration, $1.7 million of stock-based compensation expense, $1.0 million change in inventory reserve, $0.8 million of depreciation and amortization expense, and $0.1 million of amortization of intangible assets, partially offset by $2.1 million change in fair value of warrant liabilities. The increase in cash from changes in operating assets and liabilities primarily relates to a $2.8 million decrease in accounts receivable and a $0.3 million decrease in other current and long-term assets, partially offset by a $1.5 million decrease in accrued employee compensation and benefits, a $0.6 million change in inventories, a $0.4 million decrease in accrued expenses and other current liabilities and a $0.1 million decrease in accounts payable.

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

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $3.0 million. This amount consists of $3.0 million of proceeds from maturities of available-for-sale investments.

For the three months ended March 31, 2023, net cash provided by investing activities was $29.7 million. This amount consists of $32.8 million of proceeds from maturities of available-for-sale investments, offset by $2.9 million of purchases of available-for-sale investments and $0.1 million purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $0.8 million, primarily related to proceeds from the issuance of common stock, partially offset by taxes paid for the net share settlement of vesting of restricted stock units.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $2.1 million as of March 31, 2024, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations set forth above under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our consolidated financial statements and notes thereto appearing in this Form 10-Q and in the Fiscal Year 2023 Form 10-K. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting estimates, including identifiable intangible assets, contingent consideration, stock-based compensation, inventory, revenue recognition and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the condensed consolidated Financial Statements in this Form 10-Q. Actual results may differ from these estimates under different assumptions and conditions. There have been no new or material changes to the critical accounting estimates discussed in our Fiscal Year 2023 Form 10-K, that are of significance, or potential significance, to us.

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

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 82% and 79% of revenue for the three months ended March 31, 2024 and 2023, respectively, and are concentrated principally in Europe. We translate the revenue and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Euro for the three months ended March 31, 2024, would result in revenue changing by $0.1 million. This change would not be material to our cash flows and our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting, described below.

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

During the year ended December 31, 2022, management identified a material weakness related to information technology general controls in user access over certain information technology systems that support the Company’s financial reporting processes.  Remediation of this material weakness is currently ongoing.

The 2022 material weakness identified above did not result in any identified misstatements to our consolidated interim financial statements, and our management has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Remediation Efforts

We have commenced measures to remediate the identified material weakness. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of detection controls which will include the review of user access and activity logs related to systems that were accessed. We will also enhance the training of our personnel regarding their roles and responsibilities within the information technology general controls objectives and activities. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The material weakness is not considered remediated as of March 31, 2024 as remediation efforts are ongoing.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 1A	Risk Factors.

Reference is made to the Risk Factors included in our Fiscal Year 2023 Form 10-K, as supplemented by the following:

Risks related to our financial position

If the Potential Acquisition does not occur, we will need to find other sources of capital to continue our operations and our LUNA System development efforts, and doubt may exist regarding our ability to continue operating as a going concern.

We have entered into the non-binding letter of intent but have not yet negotiated a definitive merger agreement with KARL STORZ. If we are not able to successfully negotiate a definitive merger agreement or, if a definitive merger agreement is signed, the Proposed Acquisition does not occur, we will need to find other sources of capital to continue our operations and our LUNA System development efforts. Without additional capital, we do not believe we will have sufficient resources to fund our operations and meet our obligations under the Note. If the Potential Acquisition does not occur, we may need to file for bankruptcy protection, which we believe would likely result in current stockholders receiving little, if any, value for their shares of Common Stock.

The funding under the Note is secured by substantially all of the assets of the Company and its subsidiaries. Any obligation to repay the Note if the Potential Acquisition is not consummated will have a material adverse impact on our financial position.

We are receiving, and have the opportunity to receive, up to $20 million under the Note as we pursue the Potential Acquisition. The Note is secured by substantially all of the assets of the Company and its subsidiaries, including its intellectual property. If a definitive agreement is not successfully negotiated and executed by the parties, or if the Potential Acquisition is not approved by all relevant parties, including our stockholders, we will need to repay the Note, including all accrued interest and a prepayment premium equal to 5% of the principal amount of the Note. Any obligation to repay the Note will have a material adverse impact on our financial position.

We may not receive all of the $20 million funding under the Note, which could have a material impact on our cash position.

We cannot be certain that we will receive the entire $20 million in funding under the Note. We are dependent on such funding to support our obligations and to pay the expenses related to the Potential Acquisition. If for any reason funding stops under the Note prior to consummation of a Potential Acquisition, we will promptly implement significant cash preservation activities. If we do not receive all of the funding, our cash position will be adversely impacted.

Risks related to the Potential Acquisition

Failure to enter into a definitive merger agreement for the Potential Acquisition could materially and negatively impact the trading price of our common stock, as well as our future business and financial results, and could lead to various outcomes that include a risk of default under the Note and/or bankruptcy.

We are currently negotiating a definitive merger agreement related to the Proposed Acquisition. We cannot assure you that we will be able to successfully negotiate a definitive merger agreement. If we are not able to successfully enter into a definitive merger agreement, we will need to secure other ways of financing our operations, and will owe the principal, accrued interest and prepayment premium to KARL STORZ under the Note. There can be no assurance that we will be able to secure such additional capital and/or be able to repay our obligations under the Note in a timely manner.

Even if we enter into a definitive merger agreement, we cannot be certain that the Potential Acquisition will be approved by our stockholders.

If we enter into a definitive merger agreement with KARL STORZ, we will move as promptly as possible to provide our stockholders with a proxy statement describing the Proposed Acquisition and seeking approval of the merger transaction. We will need to obtain approval from a majority of the outstanding shares of Common Stock. Given the volatility in ownership of our Common Stock, we expect that it may be difficult to obtain the required approval.

Uncertainty regarding whether the Potential Acquisition will lead to a definitive merger agreement may cause a loss of management and other key employees and may disrupt our business

Based on the letter of intent, we expect the diligence period conducted by KARL STORZ to be longer than customary in transactions of the type like the Potential Acquisition, and that it may take longer than usual to negotiate a definitive merger agreement. Such prolonged periods could cause uncertainty among our employees and customers and lead to loss of employees and loss of business opportunities.

Expenses related to the Potential Acquisition are significant and may adversely affect our financial condition.

We have incurred and expect to continue to incur significant expenses in connection with the Potential Acquisition and anticipate that such expenses will continue to be incurred, which may adversely affect our financial condition.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1

Secured Promissory Note of Asensus Surgical, Inc., dated April 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2024).

10.2

Intellectual Property Security Agreement, dated April 3, 2024, by and among Asensus Surgical, Inc., Asensus Surgical US, Inc., Asensus Surgical Europe S. à r.l., Asensus Surgical Italia Sr.l. and KARL STORZ SE & Co. KG (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2024).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: May 14, 2024	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: May 14, 2024	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer