Form 10-Q
period 2024-06-30
ASENSUS SURGICAL, INC.
filed 2024-08-13
CIK 876378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, as of August 6, 2024 was 272,842,574.

ASENSUS SURGICAL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Asensus Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product	$1,396	$298	$1,709	$591
Service	236	289	521	484
Lease	575	494	1,100	982
Total revenue	2,207	1,081	3,330	2,057

Cost of revenue:
Product	1,155	1,612	2,836	2,837
Service	695	519	1,147	1,268
Lease	809	943	1,732	1,916
Total cost of revenue	2,659	3,074	5,715	6,021
Gross loss	(452)	(1,993)	(2,385)	(3,964)

Operating expenses:
Research and development	7,631	8,980	15,722	19,119
Sales and marketing	3,655	4,449	7,297	9,002
General and administrative	5,994	5,124	10,368	10,592
Amortization of intangible assets	110	114	224	226
Change in fair value of contingent consideration	5,700	203	12,180	308
Total operating expenses	23,090	18,870	45,791	39,247
Operating loss	(23,542)	(20,863)	(48,176)	(43,211)
Other (expenses) income, net
Change in fair value of warrant liabilities	(1,825)	-	291	-
Interest income	66	431	192	870
Interest expense	(321)	-	(321)	-
Other expense, net	(52)	(242)	(111)	(460)
Total other (expense) income, net	(2,132)	189	51	410
Loss before income taxes	(25,674)	(20,674)	(48,125)	(42,801)
Income tax (expense) benefit	(75)	12	(121)	(79)
Net loss	(25,749)	(20,662)	(48,246)	(42,880)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.09)	$(0.09)	$(0.18)	$(0.18)
Weighted average number of shares used in computing net loss per common share - basic and diluted	272,316	239,570	270,791	238,929

Comprehensive loss:
Net loss	(25,749)	(20,662)	(48,246)	(42,880)
Foreign currency translation (loss) gain	(174)	175	(668)	725
Unrealized gain on available-for-sale investments	1	99	9	406
Comprehensive loss	$(25,922)	$(20,388)	$(48,905)	$(41,749)

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$7,782	$17,096
Short-term investments, available-for-sale	-	3,971
Accounts receivable, net	406	3,508
Inventories	7,160	7,172
Prepaid expenses	2,729	3,143
Other current assets	1,364	1,496
Total Current Assets	19,441	36,386

Restricted cash	1,517	1,642
Inventories, net of current portion	2,516	4,043
Property and equipment, net	8,034	8,959
Intellectual property, net	1,012	1,237
Net deferred tax assets	34	44
Operating lease right-of-use assets, net	4,688	5,165
Other long-term assets	1,260	1,610
Total Assets	$38,502	$59,086

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,057	$4,145
Accrued employee compensation and benefits	3,977	5,390
Accrued expenses and other current liabilities	2,611	1,636
Contingent consideration, current	14,400	-
Operating lease liabilities, current	1,070	1,036
Deferred revenue	496	421
Notes payable	15,309	-
Total Current Liabilities	39,920	12,628

Long-Term Liabilities:
Deferred revenue - less current portion	258	290
Contingent consideration	-	2,220
Warrant liabilities	5,597	5,888
Noncurrent operating lease liabilities	4,054	4,646
Total Liabilities	49,829	25,672

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Common stock $0.001 par value, 750,000,000 shares authorized at June 30, 2024 and December 31, 2023; 272,616,330 and 264,921,526 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	273	265
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	977,285	973,129
Accumulated deficit	(987,614)	(939,368)
Accumulated other comprehensive loss	(1,271)	(612)
Total Stockholders' Equity	(11,327)	33,414
Total Liabilities and Stockholders' Equity	$38,502	$59,086

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-	Accumulate	Accumulated Other Comprehensive	Total Stockholders
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2023	264,922	$265	-	$-	$973,129	$(939,368)	$(612)	$33,414
Stock-based compensation	-	-	-	-	1,745	-	-	1,745
Issuance of common stock related to vesting of restricted stock units	4,012	4	-	-	-	-	-	4
Shares withheld related to net share settlement of equity awards	-	-	640	1	(135)	-	-	(134)
Cancellation of treasury stock	-	-	(640)	(1)	-	-	-	(1)
Issuance of common stock, net of issuance costs	3,052	3			976			979
Other comprehensive loss	-	-	-	-	-	-	(486)	(486)
Net loss	-	-	-	-	-	(22,497)	-	(22,497)
Balance, March 31, 2024	271,986	272	-	$-	$975,715	$(961,865)	$(1,098)	$13,024
Stock-based compensation	-	-	-	-	1,528	-	-	1,528
Issuance of common stock related to vesting of restricted stock units	630	1	-	-	-	-	-	1
Shares withheld related to net share settlement of equity awards	-	-	163	1	(43)	-	-	(42)
Cancellation of treasury stock	-	-	(163)	(1)	-	-	-	(1)
Refund of non-redeemed shares of non-accredited investors					85
Other comprehensive loss	-	-	-	-	-	-	(173)	(173)
Net loss	-	-	-	-	-	(25,749)	-	(25,749)
Balance, June 30, 2024	272,616	273	-	$-	$977,285	$(987,614)	$(1,271)	$(11,327)

Balance, December 31, 2022	236,895	$237	-	$-	$962,731	$(860,935)	$(2,388)	$99,645
Stock-based compensation	-	-	-	-	1,916	-	-	1,916
Exercise of stock options	13	-	-	-	5	-	-	5
Issuance of common stock related to vesting of restricted stock units	2,434	2	-	-	-	-	-	2
Shares withheld related to net share settlement of equity awards	-	-	649	1	(490)	-	-	(489)
Cancellation of treasury stock	-	-	(649)	(1)	-	-	-	(1)
Other comprehensive income	-	-	-	-	-	-	857	857
Net loss	-	-	-	-	-	(22,218)	-	(22,218)
Balance, March 31, 2023	239,342	$239	-	$-	$964,162	$(883,153)	$(1,531)	$79,717
Stock-based compensation	-	-	-	-	1,978	-	-	1,978
Exercise of stock options	-	-	-	-	-	-	-	-
Issuance of common stock related to vesting of restricted stock units	273	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	355	1	-	-	195	-	-	196
Other comprehensive income	-	-	-	-	-	-	274	274
Net loss	-	-	-	-	-	(20,662)	-	(20,662)
Balance, June 30, 2023	239,970	$240	-	$-	$966,335	$(903,815)	$(1,257)	$61,503

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(48,246)	$(42,880)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,682	1,652
Amortization of intangible assets	224	226
Amortization (accretion) of discounts and premiums on investments, net	979	(298)
Stock-based compensation	3,273	3,894
Deferred tax expense	-	79
Bad debt expense	5	-
Change in inventory reserves	1,011	459
Change in fair value of warrant liabilities	(291)	-
Change in fair value of contingent consideration	12,180	308

Changes in operating assets and liabilities:
Accounts receivable	3,008	1,614
Inventories	(646)	(1,240)
Operating lease right-of-use assets	387	40
Prepaid expenses	391	409
Other current and long-term assets	350	340
Accounts payable	(2,040)	961
Accrued employee compensation and benefits	(1,319)	(577)
Accrued expenses and other current liabilities	912	(55)
Deferred revenue	62	(94)
Interest payable	309	-
Operating lease liabilities	(459)	(42)
Net cash and cash equivalents used in operating activities	(28,228)	(35,204)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	-	(12,268)
Proceeds from maturities of available-for-sale investments	3,000	48,735
Purchase of property and equipment	(111)	(166)
Net cash and cash equivalents provided by investing activities	2,889	36,301

Cash Flows from Financing Activities:
Proceeds from notes payable	15,000	-
Proceeds from issuance of common stock, net of issuance costs	982	196
Taxes paid related to net share settlement of vesting of restricted stock units	(176)	(490)
Proceeds from refund of non-redeemed shares of non-accredited investors	85	-
Proceeds from exercise of stock options	-	5
Net cash and cash equivalents provided by (used in) financing activities	15,891	(289)

Effect of exchange rate changes on cash and cash equivalents	9	751
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,439)	1,559
Cash, cash equivalents and restricted cash, beginning of period	18,738	7,470
Cash, cash equivalents and restricted cash, end of period	$9,299	$9,029

Supplemental Disclosure for Cash Flow Information
Cash paid for leases	$804	$655
Cash paid for taxes	$142	$262

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfer of inventories to property and equipment	$857	$802
Lease liabilities arising from obtaining right-of-use assets	$112	$417

See accompanying notes to unaudited condensed consolidated financial statements.

Asensus Surgical, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

Proposed Merger

On June 6, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with KARL STORZ Endoscopy-America, Inc., a California corporation (“Parent”), and Karl Storz California Inc., a California corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the “surviving corporation” and becoming a wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company (the “Common Stock”) then outstanding will be converted into the right to receive $0.35 in cash, without interest, less any applicable withholding taxes (the “Merger Consideration”), other than those shares owned by Parent, Merger Sub or the Company (which will be cancelled without any consideration), and any shares of Common Stock as to which appraisal rights have been perfected (and not withdrawn or lost) in accordance with applicable law (which holder will be entitled to receive payment of the appraised value of such Common Stock held by him, her or it in accordance with Section 262 of the Delaware General Corporation Law).

Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern basis of accounting, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $987.6 million as of June 30, 2024. The Company has not established sufficient sales revenues to cover its operating costs and requires additional capital to proceed with its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The Company will need to obtain additional financing to execute its business plan. Management's plan to obtain additional resources for the Company includes the proposed acquisition by Merger of the Company discussed below in Note 18 and, if that is not successful, a bankruptcy filing. The risk that the proposed Merger will not occur raises substantial doubt about the Company’s ability to meet its existing obligations, and to continue as a going concern within one year from the date that these financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Risks and Uncertainties

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: the historical lack of profitability; the risk that the Company will not be able to successfully obtain all necessary approvals to consummate the proposed Merger as described in Note 18; the Company’s ability to raise additional capital; its ability to successfully develop, clinically test and commercialize its products and products in development; negative impacts on the Company's operations caused by the hostilities in the Middle East and other geopolitical factors; the success of its market development efforts; the timing and outcome of the regulatory review process for its products; changes in the healthcare regulatory environments of the United States, the European Union, Japan, Taiwan, and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; its ability to successfully transition from a research and development company to a marketing, sales and distribution company; competition in the market for robotic surgical devices; and its ability to identify and pursue development of additional products. In addition, the Company is subject to risks related to the proposed Merger described in Note 18, including, but not limited to the ability to meet expectations regarding the timing and completion of the Merger; the occurrence of any event, change or other circumstance that would give rise to the termination of the Merger Agreement; the fact that the Company’s stockholders may not approve the Merger Agreement and the Merger; the fact that certain terminations of the Merger Agreement require the Company to pay a termination fee of $3,600,000; the failure to satisfy each of the conditions to the consummation of the Merger; the disruption of management’s attention from ongoing business operations due to the Merger; the effect of the announcement or pendency of the Merger on the Company’s relationships with its customers, as well as its operating results and business generally; the outcome of any legal proceedings related to the Merger; retention of employees of the Company following the announcement of the Merger; the fact that the Company’s stock price may decline significantly if the Merger is not completed; the fact that the Company may be obligated to repay amounts advanced under the senior secured promissory note (the “Note”) issued to KARL STORZ SE & Co. KG (“KARL STORZ”) described in Note 11 under the circumstances described in the Note, whether the Company will be able to repay the Note if the Merger is not completed and the risk that if the Merger is not approved by stockholders, the Company expects to seek bankruptcy protection.

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

3.	Revenue Recognition

The following table presents revenue disaggregated by type and geography:

	Three Months Ended March 31,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
U.S.
Instruments and accessories	$46	$38	97	98
Services	76	76	163	151
Leases	62	19	130	90
Total U.S. revenue	184	133	390	339

Outside of U.S. ("OUS")
System	828	-	828	-
Instruments and accessories	522	260	784	493
Services	160	213	358	333
Leases	513	475	970	892
Total OUS revenue	2,023	948	2,940	1,718

Total
System	828	-	828	-
Instruments and accessories	568	298	881	591
Services	236	289	521	484
Leases	575	494	1,100	982
Total revenue	$2,207	$1,081	$3,330	$2,057

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to service obligations performed under the Company's system sales contracts that will be invoiced and recognized as revenue in future periods. The transaction price allocated to remaining performance obligations as of June 30, 2024 was $0.9 million, which is expected to be recognized over one to four years.

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

Revenue recognized for the three months ended June 30, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each reporting period was $0.1 million, which was included in the deferred revenue balance of $0.8 million and $0.5 million as of March 31, 2024 and 2023, respectively. Revenue recognized for the six months ended June 30, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each reporting period was $0.3 million, which was included in the deferred revenue balance of $0.7 million and $0.5 million as of December 31, 2023, and 2022, respectively.

The following information summarizes the Company’s contract assets and liabilities:

	June 30, 2024	December 31, 2023
	(in thousands)
Contract assets	$70	$95
Deferred revenue	$754	$711

Senhance System Leasing

The Company enters into lease arrangements with certain qualified customers. Revenue related to arrangements including lease elements are allocated to lease and non-lease elements based on their relative standalone selling prices. Lease elements generally include a Senhance System, while non-lease elements generally include instruments, accessories, and services. For some lease arrangements, the customers are provided with the right to purchase the leased Senhance System at some point during and/or at the end of the lease term. In some arrangements lease payments are based on the usage of the Senhance System. For the three months and six months ended June 30, 2024 and 2023, variable lease revenue related to usage-based arrangements was not material.

Accounts Receivable

Accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses. The allowance for expected credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for expected credit losses was $1.6 million as of June 30, 2024 and December 31, 2023. The Company recorded immaterial amounts for expected credit losses during the three and six months ended June 30, 2024 and 2023.

The Company had three customers that accounted for 26%, 13% and 11%, respectively of the Company’s net accounts receivable as of June 30, 2024. The Company had one customer that accounted for 83% of the Company’s net accounts receivable as of December 31, 2023.

4.	Fair Value Measurements

As of June 30, 2024 and December 31, 2023, carrying amounts reported on the Company’s balance sheet for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, employee-related liabilities, accrued expenses and other current liabilities, and deferred revenue approximate their respective fair value due to liquidity and short-term nature of these items.

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

Level 3 – Unobservable inputs that are supported by little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2024 and December 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents (1)	$7,782	$-	$-	7,782
Restricted cash	1,517	-	-	1,517
Total assets	$9,299	$-	$-	$9,299
Liabilities:
Contingent consideration	$-	$-	$14,400	$14,400
Warrant liabilities	-	-	$5,597	$5,597
Total liabilities	$-	$-	$19,997	$19,997

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents (1)	$17,096	$-	$-	$17,096
Restricted cash	1,642	-	-	1,642
Short-term investments	-	3,971	-	3,971
Total assets	$18,738	$3,971	$-	$22,709
Liabilities:
Contingent consideration	$-	$-	$2,220	$2,220
Warrant liabilities	-	-	5,888	5,888
Total liabilities	$-	$-	$8,108	$8,108

(1)	Includes investments that are readily convertible to cash with original maturities of 90 days or less.

Warrant Liabilities

Warrant liabilities was recorded at its initial estimated fair value. Adjustments associated with changes in fair value of warrant liabilities are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The following table summarizes changes in estimated fair value of the warrant liabilities as of June 30, 2024:

Fair value
(in thousands)
Balance at December 31, 2023	$5,888
Change in estimated fair value	(291)
Balance at June 30, 2024	$5,597

The fair value of the warrant liabilities was estimated using the Black-Scholes option pricing model, which is based on unobservable inputs and is designated as Level 3 in the fair value hierarchy. The following table summarizes the assumptions used in determining fair value of warrant liabilities:

	As of June 30, 2024	As of December 31, 2023
Expected volatility	108%	117%
Risk-free interest rate	4.4%	3.8%
Expected life (in years)	4.1	4.6
Expected dividend yield	0.0%	0.0%

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

On March 28, 2024, the Company entered into a non-binding letter of intent with KARL STORZ for a potential acquisition of the Company by KARL STORZ. On June 6, 2024, the Company entered into the Merger Agreement, with Parent and Merger Sub, to be acquired by way of a cash-out merger. If the Merger is consummated, the contingent consideration becomes immediately payable.

Our valuation of the contingent consideration is management’s best estimate of the probability-weighted fair value of the consideration under the Merger, assuming a 90% probability that the Merger would occur and the timing of achievement of trailing revenue of at least €25.0 million over a calendar quarter. If the facts or circumstances should change regarding the assumption of the probability of the Merger occurring, this could have a material impact on the fair value of the contingent consideration.

The following table summarizes changes in estimated fair value of the contingent consideration for the six months ended June 30, 2024 and 2023:

Fair value
(in thousands)
Balance at December 31, 2022	$1,256
Change in estimated fair value	308
Balance at June 30, 2023	$1,564

Balance at December 31, 2023	$2,220
Change in estimated fair value	12,180
Balance at June 30, 2024	$14,400

The following table presents quantitative information about the inputs and valuation methodologies used for fair value measurement of contingent consideration liability utilizing a probability of occurrence related to the proposed Merger and a Monte-Carlo simulation method as of June 30, 2024 and a Monte-Carlo simulation method as of December 31, 2023:

	Valuation Methodology	Significant Unobservable Inputs	June 30, 2024	December 31, 2023

Contingent consideration	Probability weighted income approach	Milestone date	2032	2032
		Revenue discount rate	10.5%	10.0%
		Revenue volatility	35.0%	35.0%
		EUR-to-USD exchange rate	1.07	1.10
		Probability of occurrence	90.0%	-

During the six months ended June 30, 2024, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of fair value categories.

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

As of June 30, 2024, there were no available-for-sale investments. In addition, there were no sales of investments or gross realized gains or losses for the three or six months ended June 30, 2024 or 2023.

6.	Inventories

The components of inventory are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$7,156	$9,200
Raw materials	2,520	2,015
Total inventories	$9,676	$11,215

Current portion	$7,160	$7,172
Long-term portion	2,516	4,043
Total inventories	$9,676	$11,215

7.	Intellectual Property

The components of gross intellectual property, accumulated amortization, and net intellectual property are as follows:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
	(in thousands)
Developed technology	$68,838	$(67,072)	$(868)	$898
Technology and patents purchased	400	(289)	3	114
Total intellectual property	$69,238	$(67,361)	$(865)	$1,012

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Impact	Net Carrying Amount
	(in thousands)
Developed technology	$68,838	$(66,902)	$(837)	$1,099
Technology and patents purchased	400	(279)	17	138
Total intellectual property	$69,238	$(67,181)	$(820)	$1,237

8.	Leases

Lessee Information

Components of operating lease expense recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Long-term operating	$476	$479	$929	$930

Supplemental balance sheet information related to finance and operating leases was as follows:

	June 30, 2024			December 31, 2023
Weighted-average remaining lease term (in years)	5.6			5.7
Weighted-average discount rate	9.0%			9.2%
Incremental borrowing rate	7.1%	-	23.0%	7.1%	-	23.0%

Maturities of finance and operating lease obligations as of June 30, 2024 were as follows (in thousands):

Fiscal Year
Remainder of 2024	690
2025	1,387
2026	1,060
2027	1,005
2028	825
2029 and thereafter	1,406
Total minimum lease payments	$6,373
Less: Amount of lease payments representing interest	(1,249)
Present value of future minimum lease payments	$5,124

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Consulting and other vendors	$112	$461
Royalties	122	9
Legal and professional fees	1,392	411
Taxes and other assessments	985	755
Total accrued expenses and other current liabilities	$2,611	$1,636

10.	Income Taxes

Income taxes have been accounted for using the asset and liability method in accordance with ASC 740 “Income Taxes”. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of (0.2)% for the year ending December 31, 2024. This rate does not include the impact of any discrete items. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was (0.3)% and 0.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was (0.3)% and (0.2)%, respectively.

The Company incurred losses for the three and six months ended June 30, 2024, and is forecasting additional losses through the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Due to the Company’s history of losses, there is not sufficient evidence to record a net deferred tax asset associated with the U.S., Luxembourg, Swiss, Italian, Taiwanese, and Canadian operations. Accordingly, a full valuation allowance has been recorded related to the net deferred tax assets in those jurisdictions.

The total tax expense (benefit) during the three months ended June 30, 2024 and 2023, was an expense of approximately $0.07 million and a benefit of $0.01 million, respectively. The total tax expense during the six months ended June 30, 2024 and 2023, was $0.1 million.

At June 30, 2024, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. The Company does not expect a GILTI inclusion for 2024; no GILTI tax has been recorded for the six months ended June 30, 2024 or 2023.

11.	Notes Payable

On April 3, 2024, the Company issued the Note in favor of KARL STORZ in the principal amount of up to $20 million. The Note has provided bridge funding for the Company as it pursued the potential transaction with KARL STORZ. The Note is secured by a first priority security interest on all tangible and intangible assets of the Company and each of its direct and indirect subsidiaries. Each of its subsidiaries also serves as a guarantor under the Note.

As of June 30, 2024, the Company received $15 million under the Note. The maturity date of the Note is the earliest of (i) the date that is thirty days after the Merger Agreement is terminated in connection with (A) any breach of the Merger Agreement by the Company, (B) a change of recommendation or failure to publicly reconfirm the Company Board’s recommendation in favor of the Merger under the Merger Agreement by the Company Board, or (C) the Company enters into an Alternative Acquisition Agreement (as defined in the Merger Agreement), (ii) the date that is sixty days after the Merger Agreement is terminated under any other circumstances not set forth in the preceding subclause (i), and (iii) October 30, 2024. The Note bears interest at a rate of SOFR plus 10%, compounded monthly on the outstanding principal, and accrues interest until paid.

The principal amount of the Note may be repaid, in whole but not in part, together with all accrued but unpaid interest, at the option of the Company. Otherwise, the principal amount, and any accrued but unpaid interest shall be due on the applicable maturity date. The Note also contains certain customary triggering events which would accelerate the payment of the Note. In the event the Note is prepaid prior to its maturity date, a triggering event occurs, or upon repayments upon maturity under clauses (i), (ii) or (iii) of the immediately preceding paragraph, a prepayment premium equal to five percent of the then outstanding principal under the Note shall apply, in addition to repayment of outstanding principal and accrued but unpaid interest owed thereunder.

June 30, 2024
(in thousands)
Principal	$15,000
Accrued interest payable	309
Total	$15,309

12.	Stock-Based Compensation

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

Stock Options

The following table summarizes options outstanding as of June 30, 2024, as well as activity, including grants to non-employees, for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2023	10,444,679	$3.20	4.80
Granted	5,552,790	0.26
Cancelled	(110,980)	15.61
Outstanding at June 30, 2024	15,886,489	$2.07	5.14	$389
Vested or expected to vest at June 30, 2024	14,894,960	$2.18	5.06	$334
Exercisable at June 30, 2024	7,919,713	$3.74	4.04	$-

The fair value of options granted were estimated using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	Six Months Ended June 30,
	2024			2023
Expected volatility	126%	-	127%	124%	-	126%
Risk-free interest rate	4.06%	-	4.07%	3.73%	-	4.14%
Expected life (in years)	4.3	-	4.5	4.3	-	4.5
Expected dividend yield	0%				0%

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding as of June 30, 2024, as well as activity, including performance restricted stock units, granted, vested and forfeited, for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	12,326,177	$0.81
Granted	14,953,974	$0.26
Vested	(5,455,413)	$0.91
Forfeited	(1,396,905)	$0.66
Unvested at June 30, 2024	20,427,833	$0.39

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

Stock-Based Compensation Expense

The following table summarizes non-cash stock-based compensation expense by award type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	$341	$591	$766	$1,256
Restricted stock units	844	977	1,800	1,836
Performance restricted stock units	343	410	707	802
	$1,528	$1,978	$3,273	$3,894

As of June 30, 2024, the unrecognized stock-based compensation expense related to stock options was approximately $2.1 million, which is expected to be recognized over a weighted average period of 2.1 years. As of June 30, 2024, the unrecognized stock-based compensation expense related to unvested restricted stock units and performance restricted stock units was approximately $5.6 million, which is expected to be recognized over a weighted average period of 1.7 years.

13.	Equity Offering

2022 At-The Market Offering

On March 18, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Oppenheimer & Co. Inc. (“Oppenheimer”), collectively, “the Agents”. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could offer and sell, from time to time, at its option, shares of its common stock for an aggregate offering price of up to $100.0 million. The aggregate compensation payable to the Agents was 3.0% of the aggregate gross proceeds from each sale of the Company’s common stock. No shares were sold under the 2022 ATM Offering during the three months ended June 30, 2024.

The following table presents details about common stock issued pursuant to the 2022 ATM Offering (in thousands, except share and per share amounts):

Six Months Ended June 30, 2024
Shares of common stock issued	3,051,837
Average price per share	$0.33
Gross proceeds	$1,009
Commission paid to agents	$(30)
Net proceeds	$979

14.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares that were outstanding during the period when the effect is dilutive. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options, restricted stock units, and warrants. No adjustments have been made to the basic weighted average outstanding common shares figures for the three and six months ended June 30, 2024 or 2023 as the assumed exercise of outstanding options, warrants and restricted stock units would be anti-dilutive.

Potential common shares not included in the computation of diluted net loss per share are as follows:

	June 30,
	2024	2023
Stock options	15,886,489	10,602,414
Nonvested restricted stock units	20,427,833	12,938,688
Stock warrants	24,830,500	1,021,076
Total	61,144,822	24,562,178

15.	Commitments and Contingencies

License and Supply Agreements

The Company has purchase orders with various suppliers for certain tooling, supplies, contract engineering and research services. Commitments related to these agreements and purchase orders are as follows (in thousands):

Fiscal Year
2025	$300
2026	300
Total commitments	$600

16.	Segments and Geographic Areas

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

The following table presents long-lived assets (which include property and equipment and operating lease assets) by geographic area:

	June 30, 2024	December 31, 2023
U.S.	28%	29%
EMEA	70%	68%
Asia	2%	3%
Total	100%	100%

The following table presents revenue by geographic area based on the country in which the customer is based:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

US	8%	12%	12%	16%
EMEA	84%	67%	77%	62%
Asia	8%	21%	11%	22%
Total	100%	100%	100%	100%

For the three months ended June 30, 2024, the Company had two customers who accounted for 43% and 11% of revenue. For the six months ended June 30, 2024, the Company had one customer who accounted for 28%. For the three months ended June 30, 2023, the Company had no customers who accounted for more than 10% of revenue.

17.	Related Party Transactions

In March 2018, Asensus Surgical Europe S.à r.l entered into a Service Supply Agreement with 1 Med S.A. for certain regulatory consulting services. Andrea Biffi, a current member of the Company’s Board of Directors, owns a non-controlling interest in and is President of the board of 1 Med S.A. Expenses under the Service Supply Agreement were approximately zero and $0.02 million for the three months ended June 30, 2024 and 2023, respectively.

18.	Subsequent Events

On July 5, 2024, the Company filed a definitive proxy statement and called for a special meeting of its stockholders (the “Special Meeting”) to be held on August 7, 2024, subject to adjournment, to seek stockholder approval of the Merger Agreement and Merger. Under the Delaware General Corporation Law, the approval of the Merger Agreement and Merger requires the affirmative vote of a majority of the issued and outstanding shares of the Company’s common stock as of the record date of June 28, 2024. The definitive proxy statement included a proposal to approve one or more adjournments of the Special Meeting to a later date or dates if necessary or appropriate to solicit additional proxies if there are insufficient votes to approve the Merger Agreement at the time of the Special Meeting.

In July 2024, the Company received an additional $5 million in interim funding under the Note bringing the total to $20.0 million as it pursues approval of the Merger by its stockholders.

The Special Meeting was adjourned on August 7, 2024 for thirteen days to August 20, 2024 in order to allow the Company to solicit additional proxies because there were insufficient votes to approve the Merger Agreement and the Merger proposal as of August 6, 2024.

FORWARD-LOOKING STATEMENTS

In addition to historical financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, the Merger, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “in the event that,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements, including statements about the Company’s pursuit of stockholder approval for the Merger Agreement and Merger, the ability to meet all required closing conditions and the actual consummation of the Merger. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control and which may cause results to differ materially from expectations and include, but are not limited to, the occurrence of any event, change or other circumstance that would give rise to the termination of the Merger Agreement and the fact that certain terminations of the Merger Agreement require the Company to pay a termination fee of $3,600,000; the occurrence of any event, change or other circumstance that would give rise to the termination of the Merger Agreement; whether the Company’s stockholders will approve the Merger Agreement and the Merger, whether the Company will meet all conditions required to close the Merger transaction, whether the necessary approvals will be obtained before the outside termination date in the Merger Agreement, the effect of the announcement of the Merger on the Company’s relationships with its customers, as well as its operating results and business generally; the outcome of any legal proceedings related to the Merger that may arise; retention of employees of the Company following the announcement of the Merger; the fact that the Company’s stock price may decline significantly if the Merger is not completed; the fact that the Company may be obligated to repay amounts advanced under the promissory note issued to KARL STORZ (the “Note”) to provide bridge funding to the Company as it pursued approval of the Merger, whether the Company will be able to repay the Note if the Merger is not completed, and whether the Company expects to seek bankruptcy protection if the Merger is not approved by stockholders. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including, without limitation, the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” “Notes to Condensed Consolidated Financial Statements” and “Risk Factors” in this report, as well as the disclosures made in the Asensus Surgical, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, as amended (as amended, the “Fiscal Year 2023 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law. References in this report to “we,” “our,” “us,” or the “Company” refer to Asensus Surgical, Inc., including its subsidiaries Asensus Surgical US, Inc., Asensus International, Inc., Asensus Surgical Italia S.r.l., Asensus Surgical Europe S.à_r.l., Asensus Surgical Taiwan Ltd., Asensus Surgical Japan K.K., Asensus Surgical Israel Ltd., Asensus Surgical Netherlands B.V., and Asensus Surgical Canada, Inc.

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

Since inception, we have been unprofitable. As of June 30, 2024, we had an accumulated deficit of $987.6 million and there is substantial doubt about our ability to continue as a going concern. We operate in one business segment.

As of the date of this filing, the Company continues to manage cash prudently and believes it has cash to pursue stockholder approval of the Merger, largely due to the funding under the Note discussed below. If stockholder approval is not obtained, or obtained in a timely manner, the Company expects to seek bankruptcy protection.

On March 28, 2024, the Company agreed to and accepted a non-binding letter of intent (the “letter of intent”) from KARL STORZ SE & Co. KG (“KARL STORZ”) to engage in diligence and negotiations regarding the terms of a proposed acquisition of the Company by KARL STORZ. KARL STORZ proposed to acquire 100% of the Company’s outstanding shares for $0.35 per share in cash. The letter of intent provided an exclusivity period that began on March 28, 2024, and extended for ten weeks until June 6, 2024 (the “Exclusivity Period”), during which time KARL STORZ made the payments described below.

On April 3, 2024, the Company issued a senior secured promissory note (the “Note”) in favor of KARL STORZ in the principal amount of up to $20 million. The Note provided bridge funding for the Company as it pursued a potential transaction with KARL STORZ. Under the Note, KARL STORZ provided $1 million of funding to the Company on the date the Note was executed and additional installments of $1 million for each one-week extension of the Exclusivity Period. Subsequent to the execution of the Merger Agreement described below, the Company requested and received two advances of $5 million each under the Note as it pursued stockholder approval of the Merger Agreement. As of the date of this filing, the Company has received an aggregate principal amount of $20 million in funding under the Note.

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

On June 6, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with KARL STORZ. Endoscopy-America, Inc., a California corporation (“Parent”), and Karl Storz California Inc., a California corporation and a wholly owned subsidiary of Parent (“Merger Sub”) providing for the merger of Merger Sub with and into the Company (the “Merger”).

If the Merger is not completed, Asensus expects to seek bankruptcy protection. In the event of a bankruptcy, disbursements are made in the following priority order; first, to KARL STORZ as the senior secured creditor under the Note ($20 Million in principal plus interest and prepayment premium to KARL STORZ); second, settlement of assets with liens which are operating leases; third, to priority unsecured creditors such as obligations to employees and tax authorities; fourth, general unsecured claims of vendors and service providers; and fifth, to the extent of any remaining assets to common stockholders.

Liquidation of the Company’s intellectual property will likely yield a limited financial return due to the specialized nature of the robotic surgery technology in conjunction with proprietary knowledge. In addition, KARL STORZ has a security interest in all of our assets and will be entitled to be repaid first as described above.

Recent Financing Transactions

2022 At-The -Market Offering

On March 18, 2022, the Company entered a Controlled Equity Offering Sales Agreement (the “2022 Sales Agreement”), with Cantor Fitzgerald & Co., and Oppenheimer & Co. Inc., collectively, “the Agents”. The Company commenced an at-the-market offering (the “2022 ATM Offering”) pursuant to which the Company could offer and sell, from time to time, at its option, shares of its common stock for an aggregate offering price of up to $100.0 million. No shares were sold under the 2022 ATM Offering during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company sold 3,051,837 shares of common stock for an aggregate net proceeds of $1.0 million.

On April 3, 2024, the Company issued the Note in favor of KARL STORZ in the principal amount of up to $20 million. The Note has provided bridge funding for the Company as it pursued the potential transaction with KARL STORZ. The Note is secured by a first priority security interest on all tangible and intangible assets of the Company and each of its direct and indirect subsidiaries. Each of its subsidiaries also serves as a guarantor under the Note. As of June 30, 2024, the Company had received an aggregate principal amount of $15 million under the Note.

Results of Operations - Comparison of Three Months Ended June 30, 2024 and 2023

Revenue

In the second quarter of 2024, our revenue consisted of a partial sale of a Senhance System, ongoing Senhance Systems’ leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold in Europe, Asia, and the U.S. in prior periods. In the second quarter of 2023, our revenue consisted of ongoing Senhance Systems’ leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the three months ended June 30, 2024 increased to $1.4 million compared to $0.3 million for the three months ended June 30, 2023. The $1.1 million increase was primarily the result of a partial Senhance System sale for the three months ended June 30, 2024.

Service revenue for the three months ended June 30, 2024 decreased to $0.2 million compared to $0.3 million for the three months ended June 30, 2023.

Lease revenue for the three months ended June 30, 2024 increased to $0.6 million compared to $0.5 million for the three months ended June 30, 2023.

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

Product cost for the three months ended June 30, 2024 decreased to $1.2 million as compared to $1.6 million for the three months ended June 30, 2023. The $0.4 million decrease primarily consists of $0.5 million decrease due to inventory adjustments, partially offset by a $0.1 million increase in international freight expense.

Service cost for the three months ended June 30, 2024 increased to $0.7 million as compared to $0.5 million for the three months ended June 30, 2023. The $0.2 million increase relates to a $0.3 million increase in product costs, partially offset by $0.1 million decrease in supplies. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the three months ended June 30, 2024 decreased to $0.8 million as compared to $0.9 million for the three months ended June 30, 2023. The $0.1 million decrease primarily relates to a $0.2 million decrease in material costs, partially offset by a $0.1 million increase in depreciation.

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

R&D expenses for the three months ended June 30, 2024 decreased 16% to $7.6 million as compared to $9.0 million for the three months ended June 30, 2023. The $1.4 million decrease primarily relates to a $0.9 million decrease in contract engineering services, consulting, and other outside services and a $0.7 million decrease in supplies costs. This was partially offset by a $0.2 million increase in personnel costs.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing and clinical support personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical evaluations and consulting expenses.

Sales and marketing expenses for the three months ended June 30, 2024 decreased 16% to $3.7 million compared to $4.4 million for the three months ended June 30, 2023. The $0.7 million decrease was primarily related to decreased consulting expenses of $0.4 million, decreased travel costs of $0.1 million, decreased supplies of $0.1 million and decreased personnel costs of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal, IT and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the three months ended June 30, 2024 increased to $6.0 million compared to $5.1 million for the three months ended June 30, 2023. The $0.9 million increase was primarily related to a $1.4 million increase in consulting expenses, partially offset by a $0.3 million decrease in amortization of the implementation costs of the enterprise resource planning system and a $0.2 million decrease in personnel costs.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2024 and 2023 remained constant at approximately $0.1 million.

Change in Fair Value of Contingent Consideration

Contingent consideration represents a liability related to the Company’s 2015 acquisition of the Senhance System (the “Senhance Acquisition”. The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $5.7 million increase for the three months ended June 30, 2024 compared to an $0.2 million increase for the three months ended June 30, 2023. The increase was primarily due to changes in our valuation of the contingent consideration based on the probability-weighted fair value of the consideration under the Merger closing in August 2024, assuming a 90% probability that the Merger would occur and the timing of achievement of trailing revenue of at least €25.0 million over a calendar quarter.

Other (Expense) Income, net

Other (expense) income, net for the three months ended June 30, 2024 increased to $2.1 million expense compared to $0.2 million income for the three months ended June 30, 2023. The $2.3 million change relates to a $1.8 million change in the fair value of warrant liabilities due to the change in the market price of the Company’s common stock at June 30, 2024, a $0.4 million decrease in interest income and a $0.3 million increase in interest expense, partially offset by a $0.2 million decrease in other expenses, net.

Income Tax (Expense) benefit

The Company recorded $0.08 million income tax expense for the three months ended June 30, 2024 compared to $0.01 million income tax benefit for the three months ended June 30, 2023. The $0.07 million change primarily relates to current income tax expense of profitable foreign jurisdictions in Japan, Israel, and the Netherlands compared to the same period in 2023.

Results of Operations - Comparison of Six Months Ended June 30, 2024 and 2023

Revenue

In the six months ended June 30, 2024, our revenue consisted of a partial sale of a Senhance System, ongoing Senhance Systems’ leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold in Europe, Asia, and the U.S. in prior periods. In the six months ended June 30, 2023, our revenue consisted of ongoing Senhance Systems’ leasing payments, sales of instruments and accessories, and services revenue for Senhance Systems sold or placed in Europe, Asia, and the U.S. in prior periods.

Product revenue for the six months ended June 30, 2024 increased to $1.7 million compared to $0.6 million for the six months ended June 30, 2023. The $1.1 million increase was primarily the result of a partial Senhance System sale for the six months ended June 30, 2024.

Service revenue for the six months ended June 30, 2024 and 2023 remained constant at approximately $0.5 million.

Lease revenue for the six months ended June 30, 2024 and 2023 increased to $1.1 million compared to $1.0 million for the six months ended June 30, 2023.

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

Product cost for the six months ended June 30, 2024 and 2023 remained constant at approximately $2.8 million.

Service cost for the six months ended June 30, 2024 decreased to $1.1 million as compared to $1.3 million for the six months ended June 30, 2023. The $0.2 million decrease relates to a decrease in supplies. Cost of revenue exceeds revenue primarily due to part replacements under maintenance plans, which are expensed when incurred, along with salaries for the field service teams.

Lease cost for the six months ended June 30, 2024 decreased to $1.7 million as compared to $1.9 million for the six months ended June 30, 2023. The $0.2 million decrease primarily relates to a $0.3 million decrease in material costs, partially offset by a $0.1 million increase in depreciation.

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

R&D expenses for the six months ended June 30, 2024 decreased 18% to $15.7 million as compared to $19.1 million for the six months ended June 30, 2023. The $3.4 million decrease primarily relates to a $3.2 million decrease in contract engineering services, consulting, and other outside services, a $0.9 million decrease in supplies costs, a $0.1 million decrease in travel costs and a $0.1 million decrease in product costs. This was partially offset by a $0.6 million increase in personnel costs and a $0.3 million increase in testing and enhancement of our products.

Sales and Marketing

Sales and marketing expenses include costs for sales and marketing and clinical support personnel, travel, demonstration product, market development, physician training, tradeshows, marketing clinical evaluations and consulting expenses.

Sales and marketing expenses for the six months ended June 30, 2024 decreased 19% to $7.3 million compared to $9.0 million for the six months ended June 30, 2023. The $1.7 million decrease was primarily related to decreased consulting expenses of $1.1 million, decreased travel costs of $0.2 million, decreased supplies of $0.2 million, decreased depreciation of $0.1 million and decreased personnel costs of $0.1 million.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance, legal, IT and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, and general corporate expenses.

General and administrative expenses for the six months ended June 30, 2024 decreased to $10.4 million compared to $10.6 million for the six months ended June 30, 2023. The $0.2 million decrease was primarily related to a $0.7 million decrease in personnel costs, a $0.3 million decrease in amortization of the implementation costs of the enterprise resource planning system, a $0.1 million decrease in travel costs and a $0.1 million decrease in facility expenses, partially offset by a $1.0 million increase in consulting expenses.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2024 and 2023 remained constant at approximately $0.2 million.

Change in Fair Value of Contingent Consideration

Contingent consideration represents a liability related to the Company’s 2015 acquisition of the Senhance System (the “Senhance Acquisition”. The change in fair value of contingent consideration in connection with the Senhance Acquisition was a $12.2 million increase for the six months ended June 30, 2024 compared to a $0.3 million for the six months ended June 30, 2023. The increase was primarily due to changes in our valuation of the contingent consideration based on the probability-weighted fair value of the consideration under the Merger closing in August 2024, assuming a 90% probability that the Merger would occur and the timing of achievement of trailing revenue of at least €25.0 million over a calendar quarter.

Other Income, net

Other income for the six months ended June 30, 2024 decreased to $0.1 million compared to $0.4 million for the six months ended June 30, 2023. The $0.3 million decrease primarily relates to a $0.6 million decrease in interest income and a $0.3 million increase in interest expense, partially offset by a $0.3 million decrease in other expense, net and $0.3 million change in the fair value of warrant liabilities due to the change in the market price of the Company’s common stock at June 30, 2024.

Income Tax Expense

Income tax expense for the six months ended June 30, 2024 and 2023 remained constant at approximately $0.1 million.

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $987.6 million as of June 30, 2024. The Company has not established sufficient revenues to cover its operating costs and will require additional capital to continue as a going concern. As of June 30, 2024, the Company had cash and cash equivalents, excluding restricted cash, of approximately $7.8 million. We believe that our existing cash and cash equivalents, together with cash received from product, service, and lease sales, and funding under the Note, is sufficient to allow us to pursue stockholder approval of the Merger. If stockholder approval of the Merger is not obtained, or obtained on a timely basis, the Company expects to seek bankruptcy protection.

The Maturity Date under the Note is the earliest of (i) the date that is thirty days after the Merger Agreement is terminated in connection with (A) any breach of the Merger Agreement by the Company, (B) a change of recommendation or failure to publicly reconfirm the Company Board’s recommendation in favor of the Merger under the Merger Agreement by the Company Board, or (C) the Company enters into an Alternative Acquisition (as defined in the Merger Agreement), (ii) the date that is sixty days after the Merger Agreement is terminated under any other circumstances not set forth in the preceding subclause (i), and (iii) October 30, 2024. In addition to the principal of the Note, we would owe accrued interest and a prepayment premium equal to 5% of the principal amount of the Note.

If the Merger is not consummated, the Company will unlikely be able to secure needed capital following a failed Merger vote and because of the Company’s obligation to repay the amounts due under the Note to KARL STORZ, and the security interests supporting such obligation to pay, we expect to seek bankruptcy protection in order to maximize the value of our assets as we seek an orderly liquidation of the Company. The risk that the Merger will not be consummated raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company is subject to risks similar to other similarly sized companies in the medical device industry. These risks include, without limitation: the historical lack of profitability; the Company’s ability to raise additional capital, the success of the Company’s LUNA System development plans and its ability to fund such plans, the Company’s ability to grow its placements and increase utilization of the Senhance System by customers; its ability to successfully develop, clinically test, obtain regulatory clearance for and commercialize its products and products in development; negative impacts on the Company's operations caused by the hostilities in the Middle East and other geopolitical factors; the success of its market development efforts; the timing and outcome of the regulatory review process for its products; changes in the healthcare regulatory environments of the United States, the European Union, Japan, Taiwan and other countries in which the Company operates or intends to operate; its ability to attract and retain key management, marketing and scientific personnel; its ability to successfully prepare, file, prosecute, maintain, defend and enforce patent claims and other intellectual property rights; competition in the market for robotic and digital surgical devices; and its ability to identify and pursue development of additional products. In addition, the Company is subject to risks related to the proposed Merger, including, but not limited to the ability to meet expectations regarding the timing and completion of the Merger; the occurrence of any event, change or other circumstance that would give rise to the termination of the Merger Agreement; the fact that the Company’s stockholders may not approve the Merger Agreement and the Merger; the fact that certain terminations of the Merger Agreement require the Company to pay a termination fee of $3,600,000; the failure to satisfy each of the conditions to the consummation of the Merger; the disruption of management’s attention from ongoing business operations due to the Merger; the effect of the announcement or pendency of the Merger on the Company’s relationships with its customers, as well as its operating results and business generally; the outcome of any legal proceedings related to the Merger; retention of employees of the Company following the announcement of the Merger; the fact that the Company’s stock price may decline significantly if the Merger is not completed; the fact that the Company may be obligated to repay amounts advanced under the Note issued to KARL STORZ under the circumstances described in the Note, whether the Company will be able to repay the Note if the Merger is not completed and whether the Company expects to seek bankruptcy protection if the Merger is not approved by stockholders.

Sources of Liquidity

Our principal sources of liquidity to date have been cash proceeds from issuance of common stock pursuant to public offerings, incurrence of debt and proceeds from sales and maturities of investments and, more recently, the bridge funding from KARL STORZ under the Note.

Our cash flows for the six months ended June 30, 2024 and 2023 were are follows:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash (used in) provided by
Operating activities	$(28.2)	$(35.2)
Investing activities	2.9	36.3
Financing activities	15.9	(0.3)
Effect of exchange rate changes on cash and cash equivalents	-	0.8
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9.4)	$1.6

Operating Activities

For the six months ended June 30, 2024, cash used in operating activities of $28.2 million consisted of a net loss of $48.2 million, non-cash items of $19.1 million and changes in operating assets and liabilities of $0.9 million. The non-cash items primarily consisted of $12.2 million of change in fair value of contingent consideration, $3.3 million of stock-based compensation expense, $1.7 million of depreciation and amortization expense, $1.0 million change in inventory reserve, $1.0 million of accretion of discounts and premiums on investments, net, and $0.2 million of amortization of intangible assets, partially offset by $0.3 million change in fair value of warrant liabilities. The increase in cash from changes in operating assets and liabilities primarily relates to a $3.0 million decrease in accounts receivable, a $0.9 million increase in accrued expenses, a $0.4 million decrease in prepaid expenses, a $0.4 million decrease in operating lease right-of-use assets and a $0.3 million decrease in other current and long-term assets and $0.3 million increase in interest payable, partially offset by a $2.0 million decrease in accounts payable, a $1.3 million decrease in accrued employee compensation and benefits, a $0.6 million change in inventories, a $0.5 million decrease in operating leases liabilities.

For the six months ended June 30, 2023, cash used in operating activities of $35.2 million consisted of a net loss of $42.9 million, changes in operating assets and liabilities of $1.4 million, and non-cash items of $6.3 million. The non-cash items primarily consisted of $3.9 million of stock-based compensation expense, $1.9 million of depreciation and amortization expense, $0.3 million of change in fair value of contingent consideration, and $0.5 million change in inventory reserve, partially offset by $0.3 million in amortization of discounts and premiums on investments. The increase in cash from changes in operating assets and liabilities primarily relates to a $1.0 million increase in accounts payable, a $1.6 million decrease in accounts receivable, a $0.4 million decrease in prepaid expenses and a $0.3 million decrease in other current and long-term assets, partially offset by a $0.6 million decrease in accrued employee compensation and benefits and a $1.2 million increase in inventory.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $2.9 million. This amount consists of $3.0 million of proceeds from maturities of available-for-sale investments, partially offset by $0.1 million in purchases of property and equipment.

For the six months ended June 30, 2023, net cash provided by investing activities was $36.3 million. This amount consists of $48.7 million of proceeds from maturities of available-for-sale investments, offset by $12.3 million of purchases of available-for-sale investments and $0.2 million purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $15.9 million, primarily related to $15.0 million in proceeds from notes payable, $1.0 million in proceeds from the issuance of common stock and $0.1 million in proceeds from non-redeemed shares of non-accredited investors, partially offset by $0.2 million in taxes paid for the net share settlement of vesting of restricted stock units.

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

Cash and cash equivalents held by our foreign subsidiaries totaled $2.7 million as of June 30, 2024, including restricted cash. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the United States, we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in foreign currency exchange rates. Operations outside of the United States accounted for 88% and 84% of revenue for the six months ended June 30, 2024 and 2023, respectively, and are concentrated principally in Europe. We translate the revenue and expenses of our foreign operations using average exchange rates prevailing during the period. The effect of a 10% change in the average foreign currency exchange rates among the U.S. dollar versus the Euro for the six months ended June 30, 2024, would result in revenue changing by $0.3 million. This change would not be material to our cash flows and our results of operations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting, described below.

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Efforts

We have commenced measures to remediate the identified material weakness. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of detection controls which will include the review of user access and activity logs related to systems that were accessed. We will also enhance the training of our personnel regarding their roles and responsibilities within the information technology general controls objectives and activities. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The material weakness is not considered remediated as of June 30, 2024 as remediation efforts are ongoing.

PART II. OTHER INFORMATION

Item 1          Legal Proceedings.

On July 25, 2024, two complaints were filed in the Supreme Court of the State of New York, County of New York, titled John Thompson v. Asensus Surgical, Inc. et. al and William Johnson v. Asensus Surgical, Inc. et. al (the “Complaints”). The Complaints contain allegations of misleading or incomplete description of the proposed Merger in the Company’s definitive proxy statement. The Company is reviewing the Complaints and intends to vigorously defend itself and its directors against the allegations contained in the Complaints.

Item 1A         Risk Factors.

Reference is made to the Risk Factors included in our Fiscal Year 2023 Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2024, as supplemented by the following:

Risks related to our financial position

If our stockholders do not approve the Merger Agreement and the Merger at the Special Meeting, we will not be able to consummate the Merger with KARL STORZ and expect to seek bankruptcy protection.

We are currently soliciting proxies from our stockholders under a definitive proxy statement to secure the approval of the Merger Agreement and the Merger. Under the Delaware General Corporation Law the approval of the Merger Agreement and the Merger require the affirmative vote of a majority of our issued and outstanding common stock as of the record date of June 28, 2024. As of the date of this filing, we have not yet received proxies representing the votes necessary to approve the Merger Agreement and the Merger and have adjourned the Special Meeting until August 20, 2024. If we cannot secure the necessary approval, we cannot consummate the Merger and expect to seek bankruptcy protection.

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3          Defaults Upon Senior Securities.

None.

Item 4          Mine Safety Disclosures.

Not applicable.

Item 5         Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Item 6.         EXHIBITS

Exhibit No.	Description
†2.1

Agreement and Plan of Merger, dated as of June 6, 2024, by and among Asensus Surgical, Inc., KARL STORZ Endoscopy-America, Inc. and Karl Storz California Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2024)

10.1

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

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asensus Surgical, Inc.

Date: August 13, 2024	By:	/s/ Anthony Fernando
Anthony Fernando
President and Chief Executive Officer

Date: August 13, 2024	By:	/s/ Shameze Rampertab
Shameze Rampertab
Executive Vice President and Chief Financial Officer